Form 10-Q
period 1996-06-30
TRICO MARINE SERVICES INC
filed 1996-08-13
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      Form 10-Q

                X    Quarterly Report Pursuant to Section 13  or 15(d) of
                         the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1996

                     Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                       For the transition period            to

                           Commission File Number 0-28316

                             TRICO MARINE SERVICES, INC.
               (Exact name of registrant as specified in its charter)

               Delaware                                72-1252405
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


               610 Palm Street
               Houma, LA                                          70364
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code:  (504) 851-3833


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.        Yes    X       No

          As of August 13, 1996 there were 6,811,439 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                                  PART I.   FINANCIAL INFORMATION
                                 ITEM 1.   FINANCIAL STATEMENTS
                           TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

                                                  (Dollars in thousands)

                                                                    June 30,    December 31,
                                                                       1996          1995
                                                                  _____________ ____________
                                                         ASSETS
      Current assets:
              Cash and cash equivalents                            $    1,288    $    1,117
              Accounts receivable, net                                  9,516         7,417
              Prepaid expenses and other current assets                   722           156
                                                                  ______________ ____________
                    Total current assets                               11,526         8,690
                                                                  ______________ ____________
      Property and equipment, at cost:
              Marine vessels                                           63,836        44,603
              Transportation and other                                    621           856
                                                                  ______________ ____________
                                                                       64,457        45,459

      Less accumulated depreciation and amortization                    8,034         6,195
                                                                  ______________ ____________
              Net property and equipment                               56,423        39,264
                                                                  ______________ ____________
      Other assets, net                                                 4,727         4,159
                                                                  ______________ ____________
                                                                   $   72,676    $   52,113
                                                                  ============== ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
              Accounts payable                                     $    2,944    $    3,656
              Accrued expenses                                          2,566         2,878
              Current portion of long-term debt                             -         3,000
                                                                  ______________ ____________
                   Total current liabilities                            5,510         9,534
                                                                  ______________ ____________
      Long-term debt                                                        -        23,695
      Subordinated debt and accrued interest thereon                        -        13,085
      Deferred income taxes, net                                        4,498            87
                                                                  ______________ ____________
                  Total liabilities                                    10,008        46,401
                                                                  ______________ ____________
      Commitments and contingencies

      Stockholders' equity:
              Common stock, $.01 par value, 15,000,000 shares
              authorized, and issued 6,883,471 and 3,123,371 shares,
              outstanding 6,811,439 and 3,051,339 shares
              at June 30, 1996 and December 31, 1995, respectively        69            31
              Additional paid-in capital                               61,502         5,649
              Retained earnings                                         1,098            33
              Treasury stock, at par value, 72,032 shares                  (1)           (1)
                                                                  ______________ ____________
                  Total stockholders' equity                           62,668         5,712
                                                                  ______________ ____________
                                                                   $   72,676    $   52,113
                                                                  ============== ============

The accompanying notes are an integral part of these consolidated financial statements.


                               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                          (Dollars in thousands, except per share amounts)


                                                  Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                 ____________________  ___________________
                                                     1996      1995        1996      1995
                                                   ________  ________    ________  _______
      Revenues:
           Charter hire                            $11,099   $ 5,783     $19,475   $12,131
           Other vessel income                          12         9          20        21
                                                   _________ _________   ________  ________
                 Total revenues                     11,111     5,792      19,495    12,152
                                                   _________ _________   ________  ________
      Operating expenses:
           Direct vessel operating expenses          5,761     4,173      10,552     8,693
           General  and administrative                 724       625       1,385     1,280
           Amortization of marine inspection costs     467       290         897       523
                                                   _________ _________   ________  ________
                 Total operating expenses            6,952     5,088      12,834    10,496
                                                   _________ _________   ________  ________
      Depreciation expense                             994       938       1,818     1,928
                                                   _________ _________   ________  ________
      Operating income (loss)                        3,165      (234)      4,843      (272)

      Interest expense                                 624       930       1,660     1,902
      Amortization of deferred financing costs
        and goodwill                                    85        94         187       187
      Gain on sale of vessels                            -      (167)          -      (223)
      Other income, net                                (29)      (26)        (41)      (56)
                                                   _________ _________   ________  ________
      Income (loss) before income taxes
        and extraordinary item                       2,485    (1,065)      3,037    (2,082)

      Income tax expense (benefit)                     867      (362)      1,055      (708)
                                                   _________ _________   ________  ________
      Income (loss) before extraordinary item        1,618      (703)      1,982    (1,374)

      Extraordinary item, net of taxes                (917)        -        (917)        -
                                                   _________ _________   ________  ________
      Net income (loss)                            $   701   $  (703)    $ 1,065   $(1,374)
                                                   ========= =========   ========  ========

      Weighted average common shares  and
           equivalents outstanding                  5,583,748 3,051,339   4,545,268 3,049,689
                                                    ========= ==========  ========= =========
      Earnings per common share and equivalent
           outstanding:
                Income (loss) before
                  extraordinary item               $  0.29   $ (0.23)    $  0.44   $ (0.45)
                Extraordinary item                   (0.16)     0.00       (0.21)     0.00
                                                   _________ _________   ________  ________
                 Net income (loss)                 $  0.13   $ (0.23)    $  0.23   $ (0.45)
                                                   ========= =========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                       ___________________
                                                                       1996          1995
                                                                       _____         _____

      Cash flows from operating activities:
           Net income (loss)                                        $   1,065    $   (1,374)
           Adjustments to reconcile net income (loss) to net
                cash provided by (used in) operating activities:
                Depreciation and amortization                           2,932         2,666
                Extraordinary charge                                    1,411             -
                Deferred income taxes                                     561          (708)
                Interest on subordinated debt                             461           541
                Gain on sale of vessels                                     -          (223)
                Provision for doubtful accounts                            70           120
           Changes in operating assets and liabilities:
                Accounts receivable                                    (2,169)        1,947
                Prepaid expenses and other current assets                (597)          (67)
                Accounts payable and accrued expenses                  (1,025)          393
           Other, net                                                    (410)           (2)
                                                                   _____________ ______________
                     Net cash provided by operating activities          2,299         3,293
                                                                   _____________ ______________
      Cash flows from investing activities:
           Purchases of property and equipment                        (15,724)       (2,921)
           Deferred marine inspection costs                              (595)         (397)
           Proceeds from sales of vessels                                   -         1,052
           Investment in unconsolidated company                          (947)            -
                                                                   _____________ ______________
                     Net cash used in investing activities            (17,266)       (2,266)
                                                                   _____________ ______________
      Cash flows from financing activities:
           Proceeds from issuance of common stock, net of
              registration expenses                                    48,410             9
           Proceeds from issuance of long-term and subordinated debt    6,169         2,302
           Repayment of long-term and subordinated debt               (38,929)       (4,194)
           Deferred financing costs and other                            (512)         (225)
                                                                   _____________ ______________
                     Net cash provided by (used in) financing
                        activities                                     15,138        (2,108)
                                                                   _____________ ______________

      Net increase (decrease) in cash                                     171        (1,081)

      Cash and cash equivalents at beginning of period                  1,117         1,770
                                                                   _____________ ______________
      Cash and cash equivalents at end of period                   $    1,288    $      689
                                                                   ============= ==============

      Supplemental information:
           Income taxes paid                                       $        2    $        -
                                                                   ============= ==============
           Income taxes refunded                                   $        -    $       11
                                                                   ============= ==============
           Interest paid                                           $    4,442    $    2,047
                                                                   ============= ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

          1. Financial Statement Presentation:

          The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1995.

          Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income
          (loss), total stockholders' equity or cash flows.

          2. Initial Public Offering:

          In May 1996, the Company completed an initial public offering of
          3,292,500  shares   of common stock,  $.01  par  value.   The
          proceeds  received   from  the  sale  were  $48,416,000,  net  of
          underwriting  discounts and other costs of $4,264,000. Of the
          proceeds, the   Company  used  $31,150,000  to prepay senior
          debt,  $6,000,000  to  pay  subordinated debt and $11,000,000  to
          acquire four supply vessels.   The  balance  of  the proceeds was
          used by the Company for additional working capital.

          3. Amendment of Credit Agreement:

          Effective March 6, 1996, the Company amended its agreement with its bank lenders (the "Credit Agreement") to provide for an increased total credit facility, extend principal payments and
          restructure  other  portions   of   the  Credit  Agreement.   The
          outstanding  principal  balance  of  the   Credit   Agreement  of
          $31,150,000  was  prepaid  on  May  21,  1996  together  with   a
          prepayment fee of $75,000 from the proceeds of the Company's initial public offering of common stock. As a result of the prepayment of all amounts outstanding under the Credit Agreement and the prepayment of all of the Company's subordinated debt, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of the unamortized balance of related debt issuance costs.

          4. Foreign Acquisition:

          On March 15, 1996, the Company acquired seven line handling vessels and a 40% interest in a marine operating company located in Brazil for a combined price of $4.2 million (the "Walker Acquisition"). The Brazilian operating company owns an eighth line handling vessel and operates it and the seven other acquired vessels under long-term contracts with a customer located in Brazil. The acquisition has been accounted for by the purchase method of accounting. Of the purchase price, $3,565,000 has been allocated to the acquired vessels purchased based upon their relative fair value, $270,000 has been allocated to the Company's investment in the stock of the Brazilian operating company with the remaining $365,000 allocated to goodwill. In addition to the purchase price above, $300,000 of contingent purchase price is payable based upon the operating results of the acquired vessels or the attainment by the Company of a certain contract to provide offshore marine services in Brazil.

          5. Stock Split:

          On April 26, 1996, the Company's Board of Directors approved a 3.0253-for-1 split of the Company's common stock in the form of a stock dividend. The financial statements have been restated to reflect all effects of this stock split, including all share amounts and per share data.

                    TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                     (Unaudited)

          6. Stock Option and Incentive Plans:

          In April 1996, the Company modified its 1993 Stock Option Plan to include a provision for the 140,459 options not already containing a provision to become exercisable at the consummation of an "initial public offering" to become exercisable upon such a transaction. Pursuant to the Company's 1996 Incentive Compensation Plan, options to purchase 103,000 shares of the Company's common stock were granted on April 26, 1996 to officers, key members of management and certain long-term employees at $16.00 per share, the initial public offering price, and accordingly no expense was recognized.

          7. Domestic Acquisition:

          On May 22, 1996, the Company acquired for $11,000,000 all of the outstanding capital stock of HOS Marine Partners, Inc. ("HOS"), a special purpose company whose sole assets consist of four supply
          vessels.   In   addition  to  the  purchase  price,  the  Company
          recognized, in accordance with Statement of Financial Accounting Standards No. 109, a deferred income tax liability of $3,850,000 for the deferred tax consequences of the differences between the assigned values and the tax bases of the assets owned by HOS.
          The acquisition was accounted for using the purchase method of accounting and the results of operations from the date of acquisition are included on the accompanying unaudited consolidated financial statements. Of the $11,000,000 purchase price and the recognized $3,850,000 deferred income tax liability, $14,000,000 was allocated to the vessels based upon their relative fair value, $279,000 was allocated to deferred tax assets based upon the estimated realizable value of the net operating tax loss carryforward of HOS and the remaining $571,000 was allocated to goodwill.

          8. Subsequent Events:

          Effective July 26, 1996, the Company executed a $30,000,000 revolving credit agreement (the "New Credit Facility") with the same group of lenders that provided the Company's previous Credit Agreement which was prepaid on May 21, 1996 with proceeds from the initial public offering. The New Credit Facility provides for interest payments only until its maturity on June 30, 1999 and bears interest at LIBOR plus 1 1/2% per annum with a commitment
          fee of  3/8 % per annum on the undrawn  portion.   The New Credit
          Facility is collateralized by certain of the Company's vessels and related assets and requires that the Company maintain certain financial ratios. When the New Credit Facility was executed, the Company had no outstanding borrowings.

            ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                      CONDITION
                              AND RESULTS OF OPERATIONS

          This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

          RESULTS OF OPERATIONS

          Revenues for the second quarter and six months ended June 30, 1996 were $11.1 million and $19.5 million, respectively, an increase of 91.8% and 60.4% compared to the $5.8 million and $12.2 million in revenues for the quarter and six months of 1995,
          respectively.   This increase was principally due to the improved
          average day rates and utilization for the Company's supply boats, the growth in the Company's vessel fleet, both in the Gulf of Mexico ("Gulf") and Brazil, and the completion of the Company's vessel upgrade program which adversely impacted vessel utilization in 1995. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                     Three months ended June 30,    Six months ended June 30,
                     __________________________     _________________________
                       1996         1995             1996          1995
                       ____         ____             ____          ____
Average Day Rates:
Supply                $4,256       $2,771           $3,887       $2,882
Lift                   4,591        4,735            4,710        4,697
Crew/Line Handling     1,525        1,421            1,527        1,462

Utilization:
Supply                    98%          69%              93%          74%
Lift                      64%          41%              61%          42%
Crew/Line Handling        93%          83%              94%          79%

Average Number of Vessels:
Supply                  18.5         16.0             17.3         16.0
Lift                     6.0          6.0              6.0          5.9
Crew/Line Handling      25.0         16.8             21.7         17.5

          All classes of vessels in the Company's fleet reported higher utilization during the second quarter and first six months of 1996 compared to the prior periods of 1995. The greatest increase was experienced by the Company's supply boats, which averaged 98% and 93% utilization for the quarter and six month period, respectively, up from 69% and 74% for the year-ago periods. Supply boat day rates for the quarter and first six months of 1996 rose 53.6% to $4,256 and 34.9% to $3,887, respectively, compared to $2,771 and $2,882 for the comparable 1995 periods. The significant improvement in utilization and day rates is due to both the improved market conditions in the Gulf and the substantial downtime incurred in 1995 from the vessel upgrade program.

          During 1995, the Company began and completed a major capital upgrade program in which four of the Company's supply boats were lengthened from 165 feet to 180 or 190 feet, with the boats' capacities for liquid mud and bulk cargo also increased. Additionally, the Company rebuilt and lengthened a crew boat which was placed in service late in 1995. In May 1996, with proceeds from the initial public offering, the Company acquired four supply boats located in the Gulf. The increase in revenues for the second quarter reflects the addition of these vessels for a portion of the quarter.

          Utilization for the Company's lift boats increased to 64% and 61% for the second quarter and six month period of 1996, respectively, up from the 41% and 42% experienced in the comparable 1995 periods. The lift boats experienced unusually low utilization in the first half of 1995 due to drydocking related downtime and weak market conditions which existed in the 1995 periods. Utilization for the crew boats and line handling vessels increased to 93% and 94% for the quarter and six month period of 1996, compared to 83% and 79% for the comparable 1995 periods, due to the improved market conditions in the Gulf for the crew boats, and the addition in March of 1996 of eight line handling vessels working under long-term charters offshore Brazil.

          During the second quarter and first six months of 1996, direct vessel operating expenses increased to $5.8 million (51.8% of revenues) and $10.6 million (54.1% of revenues), respectively, compared to $4.2 million (72.0% of revenues) and $8.7 million (71.5%) for the second quarter and first six months of 1995 due to the expanded vessel fleet, and to a lesser extent, increased labor, repair and maintenance costs. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in revenues during the second quarter and first six months of 1996.

          Depreciation expense increased to $994,000 for the second quarter of 1996, up from $938,000 for the year-ago quarter due to the expanded vessel fleet and the vessel upgrade program. Depreciation expense decreased to $1.8 million for the first six months of 1996 from $1.9 million for the comparable 1995 period due to increased depreciation in 1994 and 1995 caused by the allocation of a portion of the 1993 vessel acquisition costs to assets which have short depreciable lives and were fully depreciated in the second quarter of 1995. Amortization of marine inspection costs increased to $467,000 and $897,000 for the second quarter and six month period of 1996, respectively, from $290,000 and $523,000 in the comparable 1995 periods, due to the amortization of increased drydocking and marine inspection costs incurred in 1995.

          General and administrative expenses increased to $724,000 (6.5% of revenues) and $1.4 million (7.1% of revenues) in the 1996 second quarter and six month period, respectively, from $625,000 (10.8% of revenues) and $1.3 million (10.5% of revenues) for the 1995 periods due to additions of personnel in connection with the growth in the Company's vessel fleet and Brazilian operations. General and administrative expenses, as a percentage of revenues, decreased in the second quarter and six month period as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

          Interest expense decreased to $624,000 for the second quarter of 1996 and $1.7 million for the first six months of 1996, from $930,000 and $1.9 million for the second quarter and first six months of 1995. The decrease in interest expense was due to the prepayment of all borrowings under the Company's bank credit facility in May with proceeds from the public offering. Average bank debt outstanding decreased to $18.2 million and $22.8 million in the second quarter and first six months of 1996, respectively, compared to $26.3 million and $26.8 million for the year-ago periods. In the second quarter and first six months of 1995 the Company recorded gains on the sales of certain crewboats of $167,000 and $223,000, respectively.

          In the second quarter and first six months of 1996, the Company had income tax expense of $867,000 and $1.1 million, respectively, compared to an income tax benefit of $362,000 and $708,000 in the 1995 periods.

          As a result of the prepayment of all debt outstanding under the Company's bank credit facility and its subordinated debt in the second quarter of 1996, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of unamortized debt issuance costs.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's strategy has been to reduce financial leverage incurred in connection with the acquisition of vessels from
          Chrysler Capital Corporation in 1993, while adding value by upgrading and expanding its vessel fleet. As part of this strategy, in May 1996 the Company completed an initial public offering of common stock which dramatically improved the Company's financial condition. The issuance of common stock enabled the Company to prepay all of its senior and subordinated debt, acquire four supply vessels in the Gulf, and establish a new $30.0 million credit facility to be used for additional vessel acquisitions, vessel improvements and working capital.

          Funds during the first six months of 1996 were provided by $48.4 million in net proceeds from the initial public offering, $6.2 million in borrowings under the Company's Credit Agreement prior to the public offering, and $2.3 million in funds from operating activities. During the period, the Company repaid $38.9 million of debt, including $6.0 million of its subordinated debt, and made capital expenditures totalling $17.3 million.

          Capital expenditures for the period consisted principally of $11.0 million for the acquisition of four supply vessels in the Gulf completed in May, and $4.2 million for the Walker
          Acquisition in Brazil in March. Other expenditures consisted of U.S. Coast Guard drydocking costs, the remaining expenditures on one supply boat which was lengthened as part of the 1995 vessel upgrade program, and a portion of the acquisition and upgrade costs of the Stones River. The Stones River is a 180 foot supply boat, acquired in March 1996, which the Company is rebuilding and lengthening to 214 feet and outfitting with bulk capacity of 7,800 cubic feet and liquid mud capacity of 2,200 barrels. This vessel will be available for service in the first quarter of 1997 with an estimated total investment of $4.0 million.

          In July 1996, the Company entered into a new $30.0 million revolving credit facility (the "New Credit Facility") with the same group of lenders to replace the bank facility repaid with the proceeds of the public offering. The New Credit Facility will mature on June 30, 1999 and bears interest at LIBOR plus 1 1/2% (currently approximately 7.25%), with a fee of 3/8 % per annum on the undrawn portion. The New Credit Facility is collateralized by certain of the Company's existing vessels and related assets and requires the Company to maintain certain financial ratios. At the closing of the New Credit Facility there were no borrowings outstanding.

          The Company is the successful bidder for a contract to build and operate a SWATH vessel under a five year contract with Petrobras in Brazil. The SWATH vessel will be used to transport up to 250 passengers from the Petrobras base in Macae, Brazil to offshore platforms in the Campos Basin. In accordance with the bid requirements, the Company successfully completed a model tank test of the vessel and is in the process of finalizing the contract with Petrobras. Assuming execution of the contract, the Company expects to begin vessel construction in the third quarter of 1996 with vessel operations to commence at the end of 1997. The Company plans to finance a major portion of the vessel's estimated $8.5 million cost through the Maritime Administration's Title XI ship financing program with whom the Company has a pending application.

          The Company believes its capital expenditures for the second half of 1996 will total approximately $6.5 million, including the Stones River upgrade project, but excluding construction of the SWATH vessel. Assuming prompt execution of the SWATH contract with Petrobras, the Company estimates approximately $3.0 million will be expended on the SWATH vessel in 1996.

          The Company's capital requirements historically have been for the acquisition of marine vessels, maintenance and improvements to vessels and debt service. The Company believes cash generated from operations and availability under the New Credit Facility will provide sufficient funds for the identified capital projects and working capital requirements. However, the Company's strategy is to acquire other vessel fleets or single vessels in order to expand its presence both in the Gulf and certain selected international markets such as Brazil. Depending upon the size of such future acquisitions, the Company may require additional debt financing, possibly in excess of its current credit facility, or additional equity.

                            PART II.    OTHER INFORMATION
                     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K




          (a) The index below describes each exhibit filed as a part of this report. Exhibits incorporated by reference to a prior filing are designated by an asterisk.

                            Exhibit 3.1*
                            Certificate of Incorporation of the Company as filed with the Commission on March 29, 1996 as Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-2990).

                            Exhibit 3.2*
                            By   Laws  of  the  Company as filed  with  the
                            Commission on March 29, 1996 as Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-2990).

                            Exhibit 10.1
                            $30,000,000 Revolving Credit Agreement dated as of July 26, 1996

                            Exhibit 11.1
                            Computation of Earnings Per Share

                            Exhibit 27.1
                            Financial Date Schedule

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30,1996.

                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRICO MARINE SERVICES, INC.
                                        (Registrant)





          Date:   August 13, 1996       /s/ Kenneth W. Bourgeois
                                        _____________________________
                                        Kenneth W. Bourgeois
                                        Chief  Accounting  Officer and duly
                                        authorized officer