Form 10-Q
period 1996-09-30
TRICO MARINE SERVICES INC
filed 1996-11-04
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC 20549

                          Form 10-Q

      [X] Quarterly Report Pursuant to Section 13  or 15(d) of
               the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1996

      [  ] Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
             For the transition period            to

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

Registrant's telephone number, including area code (504) 851-3833


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes  [x]      No  [  ]

As of November 4, 1996 there were 6,811,439 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

                               PART I.  FINANCIAL INFORMATION
                               ITEM 1.  FINANCIAL STATEMENTS
                        TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                   (Dollars in thousands)


                                                                  September 30,    December 31,
                                                                       1996          1995
                                                         ASSETS   _____________ ______________
      Current assets:
              Cash and cash equivalents                            $    1,777    $    1,117
              Accounts receivable, net                                 10,646         7,417
              Prepaid expenses and other current assets                   639           156
                                                                   ____________  ____________
                    Total current assets                               13,062         8,690
                                                                   ____________  ____________
      Property  and equipment, at cost:
              Marine vessels                                           77,253        44,603
              Transportation and other                                    609           856
                                                                   _____________ ____________
                                                                       77,862        45,459

      Less accumulated depreciation and amortization                    9,112         6,195
                                                                   _____________  ___________
              Net property and equipment                               68,750        39,264
                                                                   _____________  ___________
      Other assets, net                                                 6,066         4,159
                                                                   _____________  ____________
                                                                   $   87,878    $   52,113
                                                                   =============  ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
              Accounts payable                                     $    3,124    $    3,656
              Accrued expenses                                          2,653         2,878
              Current portion of long-term debt                             -         3,000
                                                                   _____________  ____________
                   Total current liabilities                            5,577         9,534
                                                                   _____________  ____________
      Long-term debt                                                   10,000        23,695
      Subordinated debt and accrued interest thereon                        -        13,085
      Deferred incone taxes, net                                        6,231            87
                                                                   _____________  ____________
                  Total liabilities                                    22,008        46,401
                                                                   _____________  ____________
      Commitments and contingencies

      Stockholders' equity:
              Common stock, $.01 par value, 15,000,000 shares authorized, issued
                 6,883,471 and 3,123,371 shares, outstanding 6,811,439 and
                 3,051,339 shares at September 30, 1996 and December
                 31, 1995, respectively.                                   69            31
              Additional paid-in capital                               61,486         5,649
              Retained earnings                                         4,316            33
              Treasury stock, at par value, 72,032 shares                  (1)           (1)
                                                                     ____________  ___________

                  Total stockholders' equity                           65,870         5,712
                                                                     ____________  ___________
                                                                    $  87,878     $  52,113
                                                                     ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                          (Dollars in thousands, except per share amounts)



                                                  Three Months Ended      Nine Months Ended
                                                      September 30,         September 30,
                                                  _____________________ ___________________
                                                    1996      1995        1996      1995
                                                  ________  ________    ________  ________

      Revenues:
           Charter hire                            $13,379   $ 6,753     $32,854   $18,884
           Other vessel income                          11        10          31        31
                                                   _________ ________    _________ _________
                 Total revenues                     13,390     6,763      32,885    18,915
                                                   _________ ________    _________ _________
      Operating expenses:
           Direct vessel operating expenses          5,973     4,262      16,525    12,955
           General  and administrative                 839       629       2,224     1,909
           Amortization of marine inspection costs     535       149       1,432       672
                                                   _________ ________    _________ _________
                 Total operating expenses            7,347     5,040      20,181    15,536
                                                   _________ ________    _________ _________
      Depreciation expense                           1,043       905       2,861     2,833
                                                   _________ ________    _________ _________

      Operating income (loss)                        5,000       818       9,843       546

      Interest expense                                  50       942       1,710     2,844
      Amortization of deferred financing costs          30        97         217       284
      Gain on sale of assets                             -       (24)         (7)     (247)
      Other income, net                                (31)       (2)        (65)      (58)
                                                   _________ ________    _________ _________
      Income (loss) before income taxes and
        extraordinary item                           4,951      (195)      7,988    (2,277)

      Income tax expense (benefit)                   1,733       (66)      2,788      (774)
                                                   _________ ________    _________ _________
      Income (loss) before extraordinary item        3,218      (129)      5,200    (1,503)
                                                   _________ ________    _________ _________
      Extraordinary item, net of taxes                   -         -        (917)        -

      Net income (loss)                            $ 3,218   $  (129)    $ 4,283   $(1,503)
                                                   ========= =========    ======== =========

      Weighted average common shares  and
           equivalents outstanding                7,519,830 3,051,339   5,585,537 3,050,245
                                                  ========= ==========  ========= ==========
      Earnings per common share and equivalent
           outstanding:
                Income (loss) before extraordinary
                 item                               $  0.43   $ (0.04)    $  0.93   $ (0.49)
                Extraordinary item                      -         -        (0.16)       -
                                                   _________ __________  _________ _________

                 Net income (loss)                 $  0.43   $ (0.04)    $  0.77   $ (0.49)
                                                   ========== ========== ========= ==========


The accompanying notes are an integral part of these consolidated financial statements.

                               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                          (Dollars in thousands)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                      ___________________
                                                                         1996       1995
                                                                     ___________  __________

      Cash flows from operating activities:
           Net income (loss)                                       $    4,283    $   (1,503)
           Adjustments to reconcile net income (loss) to net cash
                provided by operating activities:
                Depreciation and amortization                           4,556         3,833
                Extraordinary charge                                    1,411             -
                Deferred income taxes                                   2,294          (774)
                Interest on subordinated debt                             461           829
                Gain on sale of assets                                     (7)         (247)
                Provision for doubtful accounts                           100           180
           Changes in operating assets and liabilities:
                Accounts receivable                                    (3,329)          669
                Prepaid expenses and other current assets                (530)           53
                Accounts payable and accrued expenses                    (756)        2,005
           Other, net                                                  (1,124)          (12)
                                                                     ___________  ____________

                     Net cash provided by operating activities          7,359         5,033
                                                                      __________  ____________
      Cash flows from investing activities:
           Purchases of property and equipment                        (29,183)       (3,919)
           Deferred marine inspection costs                            (1,300)       (1,462)
           Proceeds from sales of assets                                   27         1,342
           Investment in unconsolidated company                        (1,251)            -
                                                                      __________   ___________

                     Net cash used in investing activities            (31,707)       (4,039)
                                                                      __________   ___________
           Cash flows from financing activities:
           Proceeds from issuance of common stock, net of registration
            expenses                                                   48,394             9
           Proceeds from issuance of long-term and subordinated debt   16,169         3,483
           Repayment of long-term and subordinated debt               (38,929)       (4,489)
           Deferred financing costs and other                            (626)         (280)
                                                                     __________   ___________

                     Net cash provided by (used in) financing
                       activities                                      25,008        (1,277)
                                                                     __________   ____________

      Net increase (decrease) in cash                                     660          (283)

      Cash and cash equivalents at beginning of period                  1,117         1,770
                                                                      __________   ___________
      Cash and cash equivalents at end of period                   $    1,777    $    1,487
                                                                      ===========  ===========

      Supplemental information:
           Income taxes paid                                       $        2     $        2
                                                                       ===========  ===========
           Income taxes refunded                                   $        -     $       11
                                                                       ===========  ===========
           Interest paid                                           $    4,445     $    2,147
                                                                       ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

              TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1995.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income (loss), total stockholders' equity or cash flows.

2. Initial Public Offering:

In May 1996, the Company completed an initial public offering of 3,292,500 shares of common stock, $.01 par value. The proceeds received from the sale were $48,394,000, net of underwriting discounts and other costs of $4,286,000. Of the proceeds, the Company used $31,150,000 to prepay senior debt, $6,000,000 to pay subordinated debt and $11,000,000 to acquire four supply vessels. The balance of the proceeds was used by the Company for additional working capital.

3. Bank Credit Agreements:

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

Effective July 26, 1996, the Company executed a $30,000,000 revolving credit agreement (the "New Credit Facility") with the same group of lenders that provided the Company's previous Credit Agreement which was prepaid on May 21, 1996 with proceeds from the initial public offering. The New Credit Facility was increased to $35,000,000 effective August 26, 1996. The New Credit Facility provides for interest payments only until its maturity on June 30, 1999 and bears interest at LIBOR plus 1 1/2% per annum with a commitment fee of
  3/8 % per annum on the undrawn portion. The New Credit Facility is collateralized by certain of the Company's vessels and related assets and requires that the Company maintain certain financial ratios. When the New Credit Facility was executed, the Company had no outstanding borrowings.

4. Foreign Acquisition and SWATH Contract:

On March 15, 1996, the Company acquired seven line handling vessels and a 40% interest in a marine operating company located in Brazil for a combined price of $4.2 million (the "Walker Acquisition"). The Brazilian operating company owns an eighth line handling vessel and operates it and the seven other acquired vessels under long-term contracts with a customer located in Brazil. The acquisition has been accounted for by the purchase method of accounting. Of the purchase price, $3,565,000 has been allocated to the acquired vessels based upon their relative fair value, $270,000 has been allocated to the Company's investment in the stock of the Brazilian operating company with the remaining $365,000 allocated to goodwill. In addition to the purchase price above, $300,000 of contingent purchase price was paid on August 27, 1996 based upon the attainment by the Company of a certain contract to provide offshore marine services in Brazil. This amount has been recorded as additional goodwill.

             TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

4. Foreign Acquisition and SWATH Contract, continued:

On August 15, 1996, the Company entered into a five year contract with Petroleo Brasileiro S.A. ("Petrobras"), to build and operate an advanced "small water area twin hull" crew boat (the "SWATH vessel") which will be used to transport personnel to offshore platforms. On October 7, 1996, the Company entered into an agreement with a shipyard to construct the SWATH vessel. The total cost of the vessel, including equipment provided by the Company, is expected to be approximately $11,000,000. The Company expects the vessel to be completed and operations to commence by late 1997.

5. Stock Split:

On April 26, 1996, the Company's Board of Directors approved a 3.0253-for-1 split of the Company's common stock in the form of a stock dividend. The financial statements have been restated to reflect all effects of this stock split, including all share amounts and per share data.

6. Stock Option and Incentive Plans:

In April 1996, the Company modified its 1993 Stock Option Plan to include a provision for the 140,459 options not already containing a provision to become exercisable at the consummation of an "initial public offering" to become exercisable upon such a transaction. Pursuant to the Company's 1996 Incentive Compensation Plan, options to purchase 110,500 shares of the Company's common stock have been granted to officers, key members of management and certain long-term employees. Options under the 1996 Incentive Compsenation Plan that were granted prior to the initial public offering were granted at the initial public offering price; options granted subsequent to the initial public offering were granted at the closing price on The NASDAQ Stock Market on the day of grant. Accordingly, no expense has been recognized for stock options.

7. Domestic Acquisitions:

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

On September 30, 1996, the Company acquired from subsidiaries of OMI Corp. three supply vessels for $11,600,000. The Company borrowed $10,000,000 under its New Credit Facility to fund a portion of the purchase. The acquisition was accounted for using the purchase method of accounting and the entire purchase price has been allocated to the vessels based on their fair value. Since the acquisition was effective at the end of the day on September 30, 1996, the accompanying unaudited consolidated financial statements contain the acquisition, but do not contain any results of operations for these vessels.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

8. Subsequent Events:

Effective October 8, 1996 the Company amended its New Credit Facility to establish additional availability under the revolving credit portion, to create a term loan portion and to extend the agreement until October 8, 2002. Under this amendment the Company increased its line of credit under the New Credit Facility to $50,000,000 and the revolving credit portion of the New Credit Facility was amended to expire on October 8, 1998. Upon expiration, any outstanding amounts under the revolving credit facility will be converted into a term loan which will be repaid in quarterly installments, with interest, over a four year period until maturity on October 8, 2002.

On October 10, 1996, the Company acquired from Kim Susan Inc. and affiliated companies seven supply vessels for $32,000,000. The Company borrowed $30,500,000 under its New Credit Facility to fund a portion of the purchase. The acquisition will be accounted for using the purchase method of accounting.

In late October the Company signed definitive agreements to purchase three supply vessels from a subsidiary of SEACOR Holdings, Inc. for $11,450,000 in cash. The acquisition will be funded with borrowings under the New Credit Facility and cash generated from operations. Management anticipates that the acquisition will close in December, 1996.

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1996 were $13.4 million and $32.9 million, respectively, an increase of 97.9% and 73.9% compared to the $6.8 million and $18.9 million in revenues for the quarter and nine months ended September 30, 1995. This increase was primarily due to the strong improvement in average day rates and utilization for the Company's supply boats, the increase in utilization for the Company's lift boats and the growth in the Company's vessel fleet, both in the Gulf of Mexico ("Gulf") and offshore Brazil. The table below sets forth by class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                      Three months ended September  30,         Nine months ended September 30,
                      _________________________________         ______________________________
                             1996         1995                         1996        1995
                             ____         ____                         ____        ____
Average Day Rates:
Supply                    $5,018          $3,101                     $4,302      $2,957
Lift                       4,954           4,523                      4,805       4,633
Crew/Line Handling         1,579           1,470                      1,547       1,464

Utilization:
Supply                        93%             76%                        93%         75%
Lift                          77%             48%                        66%         44%
Crew/Line Handling            96%             88%                        95%         82%

Average Number of Vessels:
Supply                      20.0            16.0                       18.2        16.0
Lift                         6.0             6.0                        6.0         6.0
Crew/Line Handling          25.0            16.0                       22.8        17.0


All classes of vessels in the Company's fleet reported higher utilization during the third quarter and first nine months of 1996 compared to the same periods in 1995. The greatest increase in utilization was experienced by the Company's supply boats and lift boats. Supply boat utilization averaged 93% for both the quarter and nine month period, up from 76% and 75%, respectively, for the same periods in 1995. Supply boat day rates for the quarter and first nine months increased 61.8% to $5,018 and 45.5% to $4,302, respectively, compared to $3,101 and $2,957 for the comparable 1995 periods. These increases reflect improved market conditions in the Gulf and the substantial downtime incurred in 1995 for the vessel upgrade program.

During 1995, the Company began and completed a major capital upgrade program in which three of the Company's supply boats were lengthened from 165 feet to 180 feet, one was lengthened from 165 feet to 190 feet, and the boats' capacities for liquid mud and bulk cargo were increased. Additionally, the Company rebuilt and lengthened a crew boat which was placed in service late in 1995. In May 1996, with proceeds from the initial public offering, the Company acquired four supply boats located in the Gulf.

Utilization of the Company's lift boats increased to 77% and 66% for the third quarter and nine months ended September 30, 1996, respectively, up from the 48% and 44% experienced during the same periods in 1995. The lift boats experienced unusually low utilization in 1995 due to drydocking related downtime and weak market conditions which existed in the first half of 1995.

Utilization of the crew boats and line handling vessels increased to 96% and 95% for the quarter and nine months ended September 30, 1996, compared to 88% and 82% for the comparable 1995 periods, due to the improved market conditions in the Gulf for the crew boats, and the addition in March of 1996 of eight line handling vessels working under long-term charters offshore Brazil.

During the third quarter and first nine months of 1996, direct vessel operating expenses increased to $6.0 million and $16.5 million, respectively, compared to $4.3 million and $13.0 million for the same periods in 1995, due to the expanded vessel fleet, and increased labor, repair and maintenance costs. Due to the increase in revenues, direct vessel operating expenses decreased as a percentage of revenues from 63% and 68.5% of revenues, respectively, during the third quarter and first nine months of 1995 to 44.6% and 50.2% of revenues, respectively, for the comparable 1996 periods.

Depreciation expense increased to $1.0 million for the third quarter of 1996, up from $905,000 for the year-ago quarter due to the expanded vessel fleet. Depreciation expense increased to $2.9 million for the first nine months of 1996 from $2.8 million for the comparable 1995 period due to the expanded vessel fleet, the effect of which was partially offset by increased depreciation in 1995 caused by the allocation of a portion of the 1993 vessel acquisition costs to assets which have short depreciable lives and were fully depreciated in the second quarter of 1995. Amortization of marine inspection costs increased to $535,000 and $1.4 million for the third quarter and nine month period of 1996, respectively, from $149,000 and $672,000 in the comparable 1995 periods, due to the amortization of increased drydocking and marine inspection costs.

General and administrative expenses increased to $839,000 and $2.2 million during the 1996 third quarter and nine months ended September 30, 1996, respectively, from $629,000 and $1.9 million during the same periods in 1995 due to the additional personnel needed in connection with the growth in the Company's vessel fleet and Brazilian operations. General and administrative expenses, as a percentage of revenues, decreased from 9.3% and 10.1% of revenues, respectively, during the third quarter and nine months ended September 30, 1995 to 6.3% and 6.8% of revenues, respectively, in the comparable 1996 periods as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

Interest expense decreased to $50,000 for the third quarter of 1996 and $1.7 million for the first nine months of 1996, from $942,000 and $2.8 million for the third quarter and first nine months of 1995. The decrease in interest expense was due to the prepayment of all borrowings under the Company's bank credit facility in May 1996 with a portion of the proceeds from the public offering. Average bank debt outstanding decreased to $109,000 and $15.2 million in the third quarter and first nine months of 1996, respectively, compared to $26.0 million and $26.7 million for the third quarter and first nine months of 1995, respectively. In the third quarter and nine month period of 1995 the Company recorded gains on the sales of certain crew boats of $24,000 and $247,000, respectively.

In the third quarter and first nine months of 1996, the Company had income tax expense of $1.7 million and $2.8 million, respectively, compared to an income tax benefit of $66,000 and $774,000 in the 1995 periods.

As a result of the prepayment of all debt outstanding under the Company's previous bank credit facility and its subordinated debt in the second quarter of 1996, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of unamortized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy has been to reduce its financial leverage incurred in connection with the 1993 vessel acquisition from Chrysler, while adding value by reconfiguring, upgrading and expanding its vessel fleet to improve operating capability. As part of this strategy, in May 1996 the Company completed its initial public offering which improved the Company's financial condition by enabling the Company to prepay all of its senior and subordinated debt, acquire four supply vessels in the Gulf and establish the New Credit Facility, which provides a $50.0 million line of credit that may be used for additional vessel acquisitions, vessel improvements and working capital. Since the initial public offering, the Company has acquired 14 supply boats for $54.6 million.

Funds during the first nine months of 1996 were provided by $48.4 million in net proceeds from the initial public offering, $6.2 million in borrowings prior to the public offering under the Company's previous bank credit agreement, $10.0 million in borrowings, incurred on September 30, 1996, under the New Credit Facility and $7.4 million in cash provided by operating activities. During the period, the Company repaid $38.9 million of debt, including $6.0 million of its subordinated debt, and made capital expenditures totaling $31.4 million.

The Company's cash provided by operating activities increased by $2.4 million in the first nine months of 1996 to $7.4 million, compared to $5.0 million for the first nine months of 1995. This increase was due primarily to net income of $4.3 million compared to a net loss of $1.5 million for the same period last year and a $1.4 million non-cash extraordinary charge for the write-off of deferred financing costs in the current nine month period. This increase was offset in part by an increase in accounts receivable and a reduction in accounts payable.

Capital expenditures for the period consisted primarily of $22.6 million for the acquisition of seven supply vessels in the Gulf, of which four were acquired in May and three acquired on September 30, 1996, and $4.5 million for the Company's acquisition of line handling boats and a 40% interest in a marine operating company in Brazil in March 1996. Other expenditures consisted primarily of U.S. Coast Guard drydocking costs of $1.3 million, a portion of the acquisition and upgrade costs of the Stones River and a portion of the initial construction costs of the SWATH vessel. The Stones River is a 180 foot supply boat, acquired in March 1996, which is being lengthened to 220 feet and outfitted with bulk capacity of 7,800 cubic feet and liquid mud capacity of 2,300 barrels. This vessel will be available for service in the first quarter of 1997 with an estimated total cost of $4.2 million.

In July 1996, the Company entered into the New Credit Facility, which was increased in October and now provides a revolving line of credit up to $50.0 million, matures in October 2002 and bears interest at LIBOR plus 1 1/2% per annum (currently approximately 7%), with a fee of 3/8 % per annum on the undrawn portion. The New Credit Facility is collateralized by certain of the Company's existing vessels and related assets and requires the Company
to maintain certain  financial  ratios.   In connection with the Company's
acquisition of three supply boats on September 30, 1996, the Company borrowed $10.0 million under the New Credit Facility to fund a portion of the purchase price, and subsequently borrowed $30.5 million in October to fund a portion of the purchase price of an additional seven vessels.

The Company was the successful bidder for the contract to build and operate the SWATH vessel which will be used to transport up to 250 passengers to offshore platforms for Petrobras under a five-year contract. After successful model tank tests, construction on the SWATH vessel began in October 1996 and operations are expected to commence at the end of 1997. The Company plans to obtain long-term financing for the vessel's $11.0 million cost through the Maritime Administration's Title XI ship financing program for which the Company has a pending application.

The Company believes its capital expenditures for the remainder of 1996 will total approximately $6.1 million, excluding any additional vessel acquisitions, but including U.S. Coast Guard drydocking costs, the Stones River upgrade project, a portion of the construction cost of the SWATH vessel, and the acquisition of a larger docking and maintenance facility in Houma, Louisiana to replace its present rented facility. The $11.45 million required to fund the purchase price of the three additional supply boats the Company agreed to purchase in October 1996 will be provided by borrowings under the New Credit Facility and cash generated from operations. Management anticipates that this acquisition will close in December 1996. The Company's capital requirements historically have been for the acquisition of marine vessels, maintenance and improvements to vessels and debt service. The Company believes that cash generated from operations and availability under the New Credit Facility will provide sufficient funds for identified capital projects and working capital requirements. However, the Company's strategy is to acquire other vessel fleets or single vessels in order to expand its presence both in the Gulf and certain selected international markets such as Brazil. Depending upon the size of such future acquisitions, the Company may require additional debt financing, possibly in excess of its current credit facility, or additional equity.

                             PART II

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

           3.1   Certificate of Incorporation of the Company.<F1>

           3.2   Bylaws of the Company.<F2>

           10.1 Revolving Credit Agreement among Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine Services, Inc. and First National Bank of Boston, Hibernia National Bank and First National Bank of Commerce, as Banks and the First National Bank of Boston, as agent dated as of July
                 26, 1996 ("Revolving Credit Agreement).<F3>

           10.2 Amendment No. 1 dated as of August 26, 1996 to the Revolving Credit Agreement.<F4>

           10.3 Amendment No. 2 dated as of September 25, 1996 to the Revolving Credit Agreement.<F4>

           10.4 Amendment No. 3 dated as of October 8, 1996 to the Revolving Credit Agreement.<F4>

           10.5 Sale and Purchase Agreement dated September 27, 1996, by and between Trico Marine Assets, Inc. and Ogden Marine Indonesia, Inc., a wholly-owned subsidiary of OMI, relating to the sale of the M/V OMS Galveston.<F5>

           10.6 Sale and Purchase Agreement dated September 27, 1996, by and between Trico Marine Assets, Inc. And Ogden Marine Indonesia, Inc., a wholly-owned subsidiary of OMI, relating to the sale of the M/V OMS Kenedy.<F5>

           10.7 Sale and Purchase Agreement dated September 27, 1996, by and between Trico Marine Assets, Inc. And Ogden Marine Indonesia, Inc., a wholly-owned subsidiary of OMI, relating to the sale of the M/V Brazoria.<F5>

           10.8 Sale and Purchase Agreement by and between Ensco Offshore Company and Trico Marine Assets, Inc. dated October 11, 1996 relating to Houma, Louisiana docking and maintenance facility.<F6>

           10.9 Vessel Purchase Agreement dated as of August 1, 1996 among Trico Marine Assets, Inc. and Kim Susan, Inc., K&B Boat Rentals, Inc., Fagan Boat Services, Inc.<F7>

           10.10 Sale and Purchase Agreement dated October 28, 1996 by and between Seacor Marine, Inc. and Trico Marine Assets, Inc. relating to the sale of the M/V Boon.

           10.11 Sale and Purchase Agreement dated October 29, 1996 by and between Seacor Marine, Inc. and Trico Marine Assets, Inc. relating to the sale of the M/V Padre Island.

           10.12 Sale and Purchase Agreement dated October 28, 1996 by and between Seacor Marine, Inc. and Trico Marine Assets, Inc. relating to the sale of the M/V Timbalier Island.

           11.1  Computation of Earnings Per Share.

           27.1  Financial Data Schedule.

________________
<F1>  Incorporated by reference to the Company's Registration Statement on
      Form 8-A filed with the Commission on April 25, 1996.
<F2>  Incorporated by reference to the Company's Registration Statement on
      Form S-1 (Registraton Statement No. 333-2990).
<F3>  Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.
<F4>  Incorporated by reference to the Company's Form 8-K dated September 30,
      1996.
<F5>  Incorporated by reference to the Company's Form 8-K dated October 10,
      1996.
<F6>  Incorporated by reference to the Company's Registration Statement on
      Form S-1 (Registration Statement No. 333-14871).

        (b)  Reports on Form 8-K.

             Report on Form 8-K dated Setpember 30, 1996 reporting "Item 2-Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits."

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICO MARINE SERVICES, INC.
                              (Registrant)



Date:  November 4, 1996       /s/ KENNETH W. BOURGEOIS
                              ________________________________
                              Kenneth W. Bourgeois
                              Chief Accounting  Officer and duly
                               authorized officer