Form 10-K405
period 1996-12-31
TRICO MARINE SERVICES INC
filed 1997-03-24
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 Form 10-K

(Mark One)
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996
/ /   Transition  report  pursuant   to  Section  13  or  15(d)  of  the
      Securities Exchange Act of 1934

                        Commission File Number 0-28316

                       Trico Marine Services, Inc.
           (Exact name of registrant  as specified in its charter)

                  Delaware                            72-1252405
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

              610 Palm Street                           70364
              Houma, Louisiana                        (Zip Code)
  (Address of principal executive offices)

     Registrant's telephone number, including area code:   (504) 851-3833

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.01 par value per share


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 3, 1997 was approximately $301,595,000.

      The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 3, 1997 was 7,766,864.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

                      TRICO MARINE SERVICES, INC.
                     ANNUAL REPORT ON FORM 10-K FOR
                THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           TABLE OF CONTENTS

PAGE

PART  I...................................................................... 1

      Items 1 and 2.Business and Properties.................................. 1
      Item 3.     Legal Proceedings.......................................... 7
      Item 4.     Submission of Matters To a Vote Of Security Holders........ 8
      Item 4A.    Executive Officers of The Registrant....................... 8

PART II.....................................................................  9

      Item 5.     Market  for  Registrant's  Common  Stock  and  Related
                  Stockholder Matters.......................................  9
      Item 6.     Selected Financial Data................................... 10
      Item 7.     Management's  Discussion  and  Analysis  of  Financial
                  Condition and Results of Operations....................... 11
      Item 8.     Financial Statements and Supplementary Data............... 16
      Item 9.     Changes  in  and  Disagreements  With  Accountants  on
                  Accounting and Financial Disclosure....................... 31

Part III.................................................................... 31

      Item 10.    Directors and Executive Officers of the Registrant........ 31
      Item 11.    Executive Compensation.................................... 31
      Item 12.    Security Ownership of Certain Beneficial  Owners
                  and Management............................................ 31
      Item 13.    Certain  Relationships  and Related Transactions.......... 31
      Item. 14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K............................................... 31

SIGNATURES.................................................................. 32

FINANCIAL STATEMENT SCHEDULE............................................... S-1

EXHIBIT INDEX.............................................................. E-1

PART  I

Items 1 and 2.      Business and Properties

General

      Trico Marine Services, Inc. ("Trico" or the "Company") provides a broad range of marine support services to companies in the oil and gas industry conducting offshore exploration, production and construction operations. The Company is a leading operator of support vessels in the Gulf of Mexico (the "Gulf") and conducts international operations offshore Brazil. During 1996 Trico acquired 18 supply boats and, in January 1997, acquired an additional five supply boats and one utility boat. As a result, Trico is now the second largest owner of supply boats operating in the Gulf and has a total fleet of 70 vessels, including 39 supply boats, six lift boats, 15 crew boats and ten line handling and untility boats. In January 1997, the Company also entered into a definitive agreement to acquire two additional supply boats in the second quarter of 1997. The Company believes that the increased size of its supply boat fleet will enable it to take further advantage of current levels of supply boat day rates and utilization in the Gulf. The Company's average supply boat day rate during 1996 was $4,917, a 60.7% increase over the 1995 average rate of $3,060, while the average utilization rate increased to 94% from 78%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's strategy is to enhance its position as a leading supplier of marine support services in the Gulf by pursuing additional opportunities to acquire vessel fleets or single vessels and diversifying into other international markets where management believes growth opportunities exist.

      All of Trico's vessels are located in the Gulf with the exception of the nine line handling boats that operate under long-term charters offshore Brazil. The services provided by Trico's diversified fleet include transportation of drilling materials, supplies and crews to offshore facilities and support for the construction, installation, maintenance and removal of those facilities. Trico has focused on providing high quality, responsive service while maintaining a low cost structure. The Company believes the quality of its fleet and the strength of its experienced management team have allowed the Company to develop and maintain long-term customer relationships.

The Industry

      Marine support vessels are primarily used to transport personnel, equipment and supplies to drilling rigs and to support the construction and ongoing operation of offshore oil and gas production platforms. The principal services provided are the transportation of equipment, fuel, water and supplies to offshore facilities; transfer of personnel between shore bases and offshore facilities; provision of work platforms and cranes for offshore construction and towing services for drilling rigs and platforms. The principal types of vessels operated by the Company and its competitors can be summarized as follows:

      Supply Boats. Supply boats are generally at least 150 feet in length and serve drilling and production facilities and support offshore construction and maintenance work. Supply boats are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and dry bulk mud. Accordingly, supply boats which have large liquid mud and dry bulk cement capacities, as well as large areas of open deck space, are generally in higher demand than vessels without those capabilities. However, other characteristics such as maneuverability, fuel efficiency, anchor handling ability and firefighting capacity may also be in demand in certain circumstances. The Company's supply boats range from 165 feet to 220 feet in length.

      Crew Boats. Crew boats are generally at least 100 feet in length and are chartered principally for the transportation of personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. These boats can be chartered together with supply boats as support vessels for drilling or construction operations, and also can be chartered on a stand-alone basis to support the various requirements of offshore production platforms. Crew boats are constructed from aluminum, and as a result generally have useful lives beyond those of steel-hulled supply boats. Crew boats also provide a cost-effective alternative to airborne transportation services, and can operate reliably in virtually all types of weather conditions. Generally, utilization and day rates for crew boats are more stable than those of other types of vessels because crew boats are typically used to provide services for production platforms and construction projects, as well as for exploration and drilling activities. The majority of the Company's crew boats are the larger 120-foot vessels.

      Lift Boats. Lift boats are self-propelled, self-elevating and self-contained vessels that can efficiently assist offshore platform construction and well servicing tasks that traditionally have required the use of larger, more expensive, mobile offshore drilling units or derrick barges. For example, lift boats can dismantle offshore rigs, set production facilities and handle a variety of tasks for existing platform upgrade work. These boats have also been used successfully as the main work platform for applications such as diving and salvaging, and have been used as an adjacent support platform for applications ranging from crew accommodations to full workovers on existing platforms. Historically, lift boats command higher day rates but experience lower average utilization rates than other classes of marine support vessels. Lift boats have different water depth capacities, with leg lengths ranging from 65 to 200 feet. The Company's lift boats have leg lengths ranging from 130 to 170 feet, enabling them to operate in water depths where the majority of the offshore structures currently in the Gulf are located.

      Line Handling Boats. Line handling boats are generally outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and between deepwater platforms.

      There has been minimal new construction of offshore supply boats since the early 1980s, resulting in substantial worldwide vessel attrition over the past ten years as vessels have reached the end of their useful lives. The number of offshore supply boats available for service in the Gulf decreased from a peak of approximately 700 in 1985 to approximately 290 at the end of 1996. During the same period, the number of companies operating supply boats of at least 150 feet in length decreased from approximately 80 to 17. Recently, however, several of the Company's competitors have begun to build new specialized supply boats greater than 200 feet in length and, in some cases, have remobilized vessels from overseas locations. Although vessels may be remobilized to the Gulf or converted from alternative uses, management believes that existing U.S. government regulations, mobilization costs and overseas opportunities will limit the number of supply boats that are capable of returning to the Gulf from overseas in the foreseeable future. However, any new construction or redeployment of existing vessels to the Company's markets could increase the levels of competition within this vessel class.

      While marine support vessels service existing oil and gas production platforms as well as exploration and development activities, incremental vessel demand depends primarily upon the level of drilling activity, which in turn is related to both short-term and long-term trends in oil and gas prices. As a result, utilization and day rates generally correlate to oil and gas prices. The Company's operations are concentrated in the Gulf, which is one of the largest natural gas production areas in the United States. Natural gas currently accounts for approximately 70% of all hydrocarbon production in the Gulf, and as a result, activity in this region is highly dependent upon natural gas prices.

      Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. Over 50 fields have been discovered in this Basin, including an estimated 600 producing offshore oil wells. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin and to the northeastern and northern continental shelves. The Company believes that the establishment by the Brazilian government of national requirements for self-sufficiency in oil production should ensure that the high level of exploration and production activity of Petrobras, the Brazilian national oil company, will continue. The Brazilian government's intention to allow foreign participation in such exploration and production should also result in additional activity.

The Company's Fleet

      Set forth below is the Company's internal allocation of its charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated.

                                       Year ended December 31,
                                __________________________________________
Charter Revenues:                1996    %     1995    %      1994     %
                                ______ ______ _______ ______ _______ ______
   Supply boats                $35,723   67%  $13,868   52%  $13,753   47%
   Crew and line-handling boats  9,733   18%    7,735   29%    9,198   32%
   Lift boats                    7,986   15%    5,054   19%    5,944   21%
                               _______ ______ _______ ______ ________ ______
                               $53,442  100%  $26,657  100%  $28,895  100%
                               ======= ====== ======= ====== ======== ======
Charter Revenues less direct
vessel operating expenses:
   Supply boats                $23,481   80%  $  6,599  68%  $ 6,570   56%
   Crew and line-handling boats  2,645    9%     1,945  20%    2,679   23%
   Lift boats                    3,166   11%     1,125  12%    2,481   21%
                               ________ ______ _______ _____  _______ ______
                               $29,292  100%  $  9,669 100%  $11,730  100%
                               ======== ====== ======= ===== ======== ======

      The following table sets forth information regarding the vessels owned by the Company as of March 1, 1997:

                                                                  Horse
Supply Boats:                                         Length      Power
_____________                                        ________  _________

Elkhorn River (1)                                      220'       3000
Stones River                                           220'       3000
Roe River                                              211'       4300
Cedar River                                            195'       2550
Oak River                                              195'       4000
York River                                             192'       2250
Big Horn River                                         191'       4000
Cane River                                             190'       2200
Hudson River                                           190'       2500
James River                                            190'       2200
Red River                                              187'       2250
Pearl River                                            187'       2250
Flint River                                            187'       2250
Buffalo River                                          185'       2400
Rain River                                             185'       2200
Elm River                                              185'       3000
Rush River                                             185'       3000
Leigh River                                            185'       2700
Miami River                                            181'       2200
Savannah River                                         181'       2200
Maple River                                            180'       2200
Carson River (1)                                       180'       2700
Charles River                                          180'       2200
East River                                             180'       2700
Diamond River (1)                                      180'       1950
Madison River (1)                                      180'       2700
Manatee River                                          180'       2200
Powder River                                           180'       2200
Salem River (1)                                        180'       1950

                                                                 Horse
Supply Boats:                                        Length      Power
_____________                                        ______      ______

Southern River                                         180'       3400
Sun River                                              180'       3500
Truckee River                                          180'       2200
Wolf River                                             180'       2200
White River                                            180'       3500
Ruby River                                             180'       2200
Big Blue River                                         180'       2200
Fall River                                             170'       2200
Llano River                                            170'       2200
Amite River                                            166'       1800


                                                                 Horse
Crew Boats:                                           Length     Power
____________                                         ________   _______

Cimarron River                                         125'       2700
Battle River                                           120'       2700
Colorado River                                         120'       2700
Concord River                                          120'       2700
Firehole River                                         120'       2700
Fox River                                              120'       2293
Green River                                            120'       2293
Platte River                                           120'       2700
Ramzi River                                            120'       2700
Snake River                                            120'       2700
Whisky River                                           110'       2700
Cumberland River                                       110'       2700
Wabash River                                           105'       2025
Freedom River                                          105'       2025
American River                                         100'       2025

                                                                  Leg
Lift Boats:                                                     Length
_____________                                                   ________

Gulf Island I                                                     170'
Gulf Island VIII                                                  170'
Gulf Island VII                                                   145'
Gulf Island IX                                                    145'
Power V                                                           135'
Gulf Island III                                                   130'

                                                                 Horse
Line Handling Boats (2):                              Length     Power
_________________________                             _______   ________

Silver River                                           125'       1500
Red Fox                                                116'       1200
Quinn River (1)                                        115'       1200
Alliance Trader                                        110'       1200
Alliance Tempest                                       110'       1200
Fernanda M                                             110'       1200
Jesse O                                                110'       1200
Amazon River                                           110'       1450
Parana River                                           110'       1450
Walker I (3)                                           105'       1350

_________________

  (1) Acquired by the Company in January 1997. The Elkhorn River, a 180-foot supply boat, is being refurbished and lengthened to 220 feet and will be equipped with added bulk capacity. The Company expects the vessel to be available for service in the third quarter of 1997.

  (2) All line handling boats, except the Quinn River untility boat, are located in Brazil and operate under long-term charters with Petrobras.
  (3) The Walker I is owned by the Company's 40%-owned, unconsolidated Brazilian affiliate.

      In 1996, the Company was the successful bidder for a contract to build and operate an advanced "small water area twin hull" crew boat (the "SWATH vessel") which will be used to transport up to 250 passengers to offshore platforms for Petrobras, the Brazilian national oil company, under a five year contract. After successful model tank tests, construction on the SWATH vessel began in October 1996 with operations expected to commence in the first quarter of 1998.

      All of the Company's lift boats are managed by Power Offshore, Inc. ("Power Offshore"), a leading operator of lift boats in the Gulf, pursuant to a management agreement that expires in March 1999. Power Offshore receives a management fee of 10% of the lift boats' monthly gross income and is eligible to receive an incentive fee based on a percentage of the lift boats' net operating income. Total management and incentive fees paid to Power Offshore cannot exceed 13% of the lift boats' gross monthly income. The Company is also required to reimburse Power Offshore for all operating expenses relating to the lift boats, excluding marketing, general and administrative, and insurance expenses. In addition, Power Offshore has a right of first refusal if the Company intends to sell any of the lift boats that are managed by Power Offshore to a third party.

      The Company incurs routine drydock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping ("ABS") certification for its vessels. In addition to complying with these requirements, the Company has implemented its own comprehensive vessel maintenance program which management believes will help Trico to continue to provide its customers with well maintained, reliable vessels. The Company incurred approximately $2.3 million in drydocking and marine inspection costs in 1996 and approximately $2.1 million in 1995.

Properties

      The Company leases a 2.0 acre site for its corporate offices and operating base in Houma, Louisiana and a 1,400 square foot office in Houston, Texas. In December 1996, the Company acquired for $1.5 million a 62.5 acre docking and maintenance facility in Houma, Louisiana located on the intercoastal waterway that provides direct access to the Gulf. The Company will relocate its Houma operations to this facility in the second quarter of 1997.

Customers, Charter Terms and Completion

      The Company has entered into master service agreements with approximately 140 of its customers, including a majority of the major and independent oil companies operating in the Gulf. The majority of the Company's charters in the Gulf are short-term contracts (60-90 days) or spot contracts (less than 30 days) and all are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relationship to the actual time vessels are chartered to a particular customer. Recently, several of the Company's customers have expressed increased interest in longer term contracts (over six months), and the Company has entered into several charters ranging from six months to three years. All of the Company's vessels that operate in Brazil do so pursuant to two to five year contracts.

      Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending upon the level of exploration and development activities undertaken by a particular customer, the availability and suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the fiscal year ended December 31, 1995, approximately 14% of the Company's total revenues were received from Vastar Resources, Inc. and approximately 11% from Unocal Corporation and for the fiscal year ended December 31, 1996, approximately 10% of the Company's total revenues were received from Vastar Resources, Inc.

Competition

      The Company's business is highly competitive. Competition in the marine support services industry primarily involves factors such as (i) price, service and reputation of vessel operators and crews and (ii) availability and quality of vessels of the type and size needed by the customer. In the Gulf, the Company competes with both large and small companies. Although some of the Company's principal competitors are larger and have greater financial resources, the Company believes that its operating capabilities and reputation enable it to compete effectively with other fleets in the markets in which the Company operates. Certain of the Company's competitors are building new specialized supply boats greater than 200 feet in length, crew boats greater than 120 feet in length and lift boats with leg lengths in excess of 200 feet. Continued new construction of these boats by the Company's competitors and redeployment of existing vessels to the Gulf could increase levels of competition within these vessel classes.


Regulation

      The Company's operations are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, the Company is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of
Transportation, as well as private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

      The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, drydocking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. Coast Guard regulations require that each of the Company's vessels be drydocked for inspection at least twice within a five-year period. The Company believes it is in compliance in all material respects with all U.S. Coast Guard Regulations.

      Under the Merchant Marine Act of 1920, as amended, the privilege of transporting merchandise or passengers in domestic waters extends only to vessels that are owned by U.S. citizens and are built in and registered under the laws of the U.S. A corporation is not considered a U.S. citizen unless, among other things, no more than 25% of any class of its voting securities are owned by non-U.S. citizens. If the Company should fail to comply with these requirements, during the period of such noncompliance it would not be permitted to continue operating its vessels in coastwise trade.

      The Company's operations are also subject to a variety of federal and state statutes and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Included among these statutes are the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Outer Continental Shelf Lands Act ("OCSLA") and the Oil Pollution Act of 1990 ("OPA").

      The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal and remediation. Many states have laws which are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. The Company's supply boats transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. All offshore companies operating in the U.S. are required to have vessel response plans to deal with potential oil spills.

      RCRA regulates the generation, transportation, storage and disposal of onshore hazardous and non-hazardous wastes, and requires states to develop programs to ensure the safe disposal of wastes. The Company generates non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations, and management believes that all of the wastes that the Company generates are handled in compliance with RCRA and analogous state statutes.

      CERCLA contains provisions dealing with remediation of releases of hazardous substances into the environment and imposes strict, joint and several liability for the costs of remediating environmental contamination upon owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Although the Company handles hazardous substances in the ordinary course of business, the Company's management is not aware of any hazardous substance contamination for which it may be liable.

      OPA contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The Company currently owns and operates 13 vessels over 300 gross tons, for which satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard.

      The Company believes it is in compliance in all material respects with all applicable environmental laws and regulations to which it is subject. Moreover, operation of Company vessels in foreign territories, such as the nine line handling vessels which are operating under long-term charters offshore Brazil, are potentially subject to similar regulatory controls concerning environmental protection. The Company believes that compliance with any existing environmental requirements of foreign governmental bodies will not materially affect the Company's capital expenditures, earnings, cash flows or competitive position.

Insurance

      The operation of the Company's vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to Company vessels and cargo. The Company maintains insurance coverage against certain of these risks, which management considers to be customary in the industry. The Company believes that its insurance coverage is adequate and the Company has not experienced a loss in excess of its policy limits; however, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

Employees

      As of March 1, 1997, the Company had approximately 550 employees, including approximately 510 operating personnel and approximately 40 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar arrangement. The Company believes its relationship with its employees is satisfactory.

Item 3.      Legal Proceedings

      The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4.      Submission of Matters To a Vote Of Security Holders

      None.

Item 4A.    Executive Officers of The Registrant

      The name, age and offices held by each of the executive officers of the Company as of March 1, 1997 are as follows:

           Name                Age              Position
        _________           ________          ___________

    Thomas E. Fairley          49       Chairman of the Board, President and
                                        Chief Executive Officer

    Ronald  O.  Palmer         50       Executive  Vice President, Director


    Victor M. Perez            44       Vice President, Chief Financial
                                        Officer and Treasurer

    Kenneth W. Bourgeois       49       Vice President and  Controller

    Michael  D.  Cain          48       Vice President, Marketing

    Thomas E. Fairley, who co-founded the Company's predecessor with Mr. Palmer in 1980, has been Chairman of the Board and President of the Company since October 1993. From 1978 to 1980, Mr. Fairley served as Vice President of Trans Marine International ("TMI"), an offshore marine service company and wholly-owned subsidiary of GATX Leasing Corporation ("GATX Leasing"). From 1975 to 1978, Mr. Fairley served as General Manager of International Logistics, Inc. ("ILI"), a company engaged in the offshore marine industry. For more than five years prior to joining ILI, Mr. Fairley held various positions with Petrol Marine Company, an offshore marine service company.

    Ronald O. Palmer has been a director of the Company since October 1993 and Executive Vice President since February 1995. Mr. Palmer joined Mr. Fairley in founding the Company's predecessor in 1980 and served as Vice President, Treasurer, and Chief Financial Officer until February 1995. From 1974 to 1980, Mr. Palmer was employed by GATX Leasing where he was responsible for the marketing of financial leases for industrial and marine equipment in eight southwestern states and all marine activity of TMI in the Gulf.

    Victor M. Perez has served as Vice President, Chief Financial Officer and Treasurer of the Company since February 1995. From 1990 to 1995, Mr. Perez served as Senior Vice President--Corporate Finance of Offshore Pipelines, Inc. Mr. Perez was Vice President--Investments for Graham Resources, Inc., from August 1987 to October 1990 and from January 1976 to August 1987 served as a Vice President with InterFirst Bank Dallas in its international and energy banking group.

    Kenneth W. Bourgeois has served as the Company's Vice President and Controller since October 1993. Mr. Bourgeois also served as Controller of the Company's predecessor from December 1981 to October 1993. From 1972 to December 1981, Mr. Bourgeois worked for George Engine Company, Inc., where he held the position of Assistant Controller and subsequently, Director of Internal Auditing. From 1969 to 1972, Mr. Bourgeois was employed by Price Waterhouse & Co. Mr. Bourgeois is a Certified Public Accountant.

    Michael D. Cain has served as the Company's Vice President-- Marketing since February 1993. From 1986 to 1993, Mr. Cain served as Marketing Manager for the Company's predecessor. Prior to 1986, Mr. Cain served in the same capacity for Seahorse, Inc., an offshore marine services company.

                                   PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      The Company's Common stock is listed for quotation on the Nasdaq National Market under the symbol "TMAR". At March 3, 1997, the Company had 21 holders of record of common Stock.

      The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the quarters indicated since the Company's initial public offering in May of 1996.

                                                        High         Low
                                                       ______      ______
      1996
      Second  quarter  (commencing May 16, 1996)       $ 23 1/2    $ 19 3/4
      Third quarter                                      30 1/2      21 1/4
      Fourth quarter                                     50          29 1/2

      1997
      First quarter (through March 7, 1997)           $ 55 3/8    $  35 3/4

      The Company has never paid cash dividends on its Common Stock. The Company intends to retain any future earnings otherwise available for cash dividends on its Common Stock for use in its operations and for expansion and does not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6.  Selected Financial Data

      The following table sets forth selected financial data for the dates and periods indicated. The financial information for each of the years ended December 31, 1996, 1995 and 1994 and the two month period ended December 31, 1993 and as of December 31, 1996, 1995, 1994 and 1993 is derived from the Company's audited consolidated financial statements and notes thereto. The financial information for the ten month period ending October 28, 1993 and the year ended December 31, 1992 reflects operating results for the vessels acquired by the Company from Chrysler Capital Corporation ("Chrysler") in October 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                Year ended December 31,
                              ____________________________________________________________________
                                                                 Two          Ten
                                                               months        months
                                                                ended        ended
                                                             December 31,  October 28,
                               1996       1995       1994      1993(1)      1993(1)     1992<F1>
                             ________  _________  ________  ____________  ____________ ___________
                                     (Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues                    $  53,484  $ 26,698   $ 29,034     $  6,145     $ 26,871     $ 17,988
Direct operating expenses      29,894    21,972     21,476        3,553       19,974       16,164
Revenues less direct            ---       ---        ---           ---     ___________  ___________
  operating expenses                                                        $  6,897     $  1,824
Depreciation                    4,478     2,740      2,786          502    ===========  ===========
                            _________ _________  _________  ___________
Operating income            $  19,112  $  1,986   $  4,772     $  2,090
                            ========= =========  =========  ===========
Income (loss) before
  extraordinary item           10,891    (1,299)       486          846
Extraordinary item net of
  taxes                         (917)       ---      ---            ---
                           __________ _________  _________  ___________
Net income (loss)           $  9,974   $ (1,299)  $    486     $    846
                           ========== =========  =========  ===========
Per Share Data:
Income (loss) before       $   1.76    $  (0.43)  $   0.16     $   0.28
  extraordinary item
Extraordinary item, net
  of tax                      (0.15)        ---      ---          ---
                           _________  __________ _________  ____________
Net income (loss)          $   1.61    $  (0.43)  $   0.16     $   0.28
                           =========  ========== =========  ============
Balance Sheet Data:
Working capital (deficit)  $ 10,073    $   (844)  $  1,550     $ (2,704)
Property and equipment,
  net                      $119,142    $ 39,264   $ 38,508     $ 45,191
Total assets                143,355      52,113     51,419     $ 55,207
Long term debt             $ 21,000    $ 36,780   $ 35,452     $ 37,560
Stockholder's equity       $103,980    $  5,712   $  7,002     $  6,450

__________________________

(1)   Reflects  the historical results of operations of the Company  for the two months  ended December 31, 1993 and the historical results of operations for  the  vessels  acquired from Chrysler on October
      29, 1993, for the ten months ended  October  28,  1993 and for the
      year   ended   December   31,  1992.   Accordingly,  depreciation,
      operating income and net income are not presented for such vessels because such items would be  based  on  Chrysler's historical cost and borrowings and are not relevant to the  ongoing results of the
      Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company's results of operations are affected primarily by day rates and fleet utilization. While marine support vessels service existing oil and gas production platforms as well as exploration and development activities, incremental demand depends primarily upon the level of drilling activity, which in turn is related to both short-term and long-term trends in oil and gas prices. As a result, trends in oil and gas prices may significantly affect utilization and day rates. The Company's day rates and utilization rates are also affected by the size, configuration and capabilities of the Company's fleet. In the case of supply boats, the deck space and liquid mud and dry bulk cement capacity are important attributes. For crew boats, size and speed are important factors, and in the case of lift boats, longer leg length and greater crane capacity add versatility and marketability.

      During 1996 the Company acquired 18 supply boats for an aggregate of $66.3 million. In May 1996, the Company acquired four supply boats for $11.0 million with a portion of the proceeds of the initial public offering. In September, October and December of 1996, the Company acquired, in three separate transactions, a total of 13 supply boats for $55.1 million. These acquisitions, coupled with the acquisition in March 1996 of the Stones River, which was refurbished, upgraded and placed into service in March 1997, have increased the Company's supply boat fleet from 16 at the end of 1995 to 34 at the end of 1996. Additionally, in January 1997, the Company acquired five supply boats and one utility boat and executed a definitive agreement to purchase two additional supply boats for a combined total of $36.2 million. The Company anticipates closing the acquisition of the two additional supply boats in the second quarter of 1997.

      The Company's operating costs primarily are a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, increases or decreases in vessel utilization only affect that portion of the Company's direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

      In addition to these variable costs, the Company incurs fixed charges related to the depreciation of its fleet and costs for the routine drydock inspection, maintenance and repair designed to ensure compliance with U.S. Coast Guard regulations and to maintain ABS certification for its vessels. Maintenance and repair expense and marine inspection amortization charges are generally determined by the aggregate number of drydockings and other repairs undertaken in a given period. Costs incurred for drydock inspection and regulatory compliance are capitalized and amortized over the period between such drydockings, typically two to three years.

Results of Operations

      The table below sets forth by vessel class, the average day rates and utilization for the Company's vessels and the average number of vessels owned during the periods indicated. The six boats acquired by the Company in January 1997 and the Stones River are not included in the financial or operating data for the periods presented below.


                                                  Year ended   December 31,
                                                  ____________________________
                                                    1996      1995     1994
                                                  ________ _________ _________
Average vessel day rates:
     Supply boats  . . . . . . . . . . . .        $4,917    $3,060    $3,057
     Lift boats   . . . . . . . . . . . .          4,995     4,656     5,017
     Crew/line handling boats (1)(2)  . .          1,579     1,480     1,465
Average vessel utilization rate:
     Supply boats  . . . . . . . . . . .              94%       78%       77%
     Lift boats    . . . . . . . . . . .              67%       45%       57%
     Crew/line handling boats (1)(2) . .              95%       85%       82%
Average number of  vessels:
     Supply boats  . . . . . . . . . . .            21.2      16.0      16.0
     Lift boats    . . . . . . . . . . .             6.0       5.9       5.0
     Crew/line  handling  boats(2)   . .            23.3      16.8      22.3
__________
(1)   Average utilization and day rates for  all  line  handling vessels
      reflect   the   contract   rates   for  the  Company's  40%-owned,
      unconsolidated Brazilian affiliate.
(2) Includes one line-handling vessel owned by the Company's 40%- owned, unconsolidated Brazilian affiliate.

Comparison of Year Ended  1996 to Year Ended 1995

      Revenues for 1996 were $53.5 million, an increase of 100% compared to $26.7 million in revenues for 1995. This increase was primarily due to the expansion in the Company's vessel fleet, both in the Gulf and offshore Brazil, the strong improvement in average day rates and utilization for the Company's supply boats, and the increase in utilization for the Company's lift boats.

      In 1996, the Company added 26 vessels to its total fleet. In March 1996, the Company acquired 8 line handling vessels, including one vessel owned by the Company's 40%-owned affiliate, that currently operate under long-term charters offshore Brazil. In May 1996 with the proceeds from the Company's initial public offering, the Company acquired four supply boats and in September, October and December 1996, the Company acquired a total of 13 additional supply boats in three separate transactions.

      All classes of vessels in the  Company's  fleet  reported   higher
utilization during 1996 compared to 1995. The greatest increase in utilization was experienced by the Company's supply boats and lift boats. Supply boat utilization averaged 94% for 1996, up from 78% for 1995. Average supply boat day rates for 1996 increased 60.7% to $4,917 compared to $3,060 for 1995. These increases reflect strong market conditions in the Gulf during 1996 and the substantial downtime incurred in 1995 for the vessel upgrade program, during which three of the Company's supply boats were lengthened from 165 feet to 180, one was lengthened from 165 feet to 190 feet, and the boats' capacities for liquid mud and bulk cargo were increased. Additionally, the Company rebuilt and lengthened a crew boat which was placed in service late in 1995.

      Utilization of the Company's lift boats increased to 67% for 1996, from 45% during 1995. The lift boats experienced unusually low utilization in 1995 due to drydocking related downtime and weak market conditions which existed in the first half of 1995. The Company's lift boats are operated by Power Offshore, a leading operator of lift boats in the Gulf. Management and incentive fees payable to Power Offshore in 1996 totaled $979,000 as compared to $468,000 for 1995 due to the increased revenue and operating income generated by the lift boats.

      Utilization of the crew boats and line handling vessels increased to 95% for 1996, compared to 85% during the same period in 1995, due to the improved market conditions in the Gulf for crew boats and the additional eight line handling vessels acquired in March 1996, which operate under long-term charters offshore Brazil.

      During 1996, direct vessel operating expenses increased to $24.2 million from $17.0 million during 1995, due to the expanded vessel fleet and increased labor, repair and maintenance costs. Due to the increase in average vessel day rates, direct vessel operating expenses decreased as a percentage of revenues from 63.6% during 1995 to 45.2% during 1996.

      Depreciation expense increased to $4.5 million during 1996 from $2.7 million for the 1995 period due to the expanded vessel fleet. Amortization of marine inspection costs increased to $2.2 million during 1996 from $1.9 million for 1995 due to the amortization of increased drydocking and marine inspection costs.

      General and administrative expense increased to $3.3 million during 1996 from $2.5 million during 1995 due to the additional personnel needed in connection with the growth in the Company's vessel fleet and the addition of operations in Brazil. General and administrative expenses, as a percentage of revenues, decreased from 9.4% during 1995 to 6.1% in 1996 because the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

      Interest expense decreased to $2.3 million for 1996, from $3.9 million for 1995. The decrease in interest expense was due to a reduction in the Company's average bank debt outstanding and lower borrowing costs for the Company in 1996 as compared to 1995. As a result of the Company's two public offerings of common stock completed in May and November 1996, respectively, average bank debt outstanding decreased to $18.5 million for 1996, compared to $26.6 million for 1995. In 1995 the Company recorded gains on the sales of certain crew boats of $247,000 versus gains of $50,000 in 1996.

      In 1996, the Company had income tax expense of $5.8 million compared to an income tax benefit of $670,000 in 1995.

      As a result of the prepayment of all debt outstanding under the Company's previous bank credit facility and its subordinated debt in the second quarter of 1996, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of unamortized debt issuance costs.

Comparison of Year Ended December  31,  1995  to Year Ended December 31,
1994

      The Company's revenues declined 8.0% to $26.7 million in 1995, compared to $29.0 million in 1994. This decrease was primarily due to a reduction in the number of total days that the Company's vessels were available for work due to the Company's capital upgrade program, lower lift boat utilization and the reduction in the size of the fleet of crew boats. Total available vessel days, which are the days vessels are available for charter and not being drydocked, repaired or upgraded, decreased 12.3% from a total of 14,530 in 1994 to 12,738 in 1995. During 1995, four of the Company's supply boats were temporarily removed from service, drydocked and lengthened from 165 feet to 180 feet or greater as part of the Company's capital upgrade program. Available vessel days were also reduced by the sale of several small crew boats during 1994 and 1995 as part of the Company's strategy to focus on larger, more profitable vessels.

      The Company's lift boats experienced unusually low utilization rates in 1995 due to weather-related downtime from an abnormally large number of tropical storms and hurricanes which entered the Gulf during the year. The reduction in the average day rates for the lift boats was due to the acquisition of a sixth lift boat at the beginning of the fiscal year which was smaller than other lift boats in the fleet, thereby commanding a lower day rate. Management and incentive fees paid to Power Offshore in 1995 decreased to $468,000 from $707,000 paid in 1994 as a result of the lower level of revenues and operating income for the lift boats during the year.

      Direct vessel operating expenses decreased 1.0% from $17.2 million in 1994 to $17.0 million in 1995 (59.1% and 63.6% of revenues, respectively). Generally, direct operating expenses do not change in direct proportion to revenues because vessel day rates may increase or decrease without corresponding changes in operating expenses. The decrease in direct vessel operating expenses was due primarily to decreases in management and incentive fees incurred in connection with the lift boats and other operating expenses.

      Depreciation expense decreased slightly from $2.8 million in 1994 to $2.7 million in 1995, as the capital improvements made on the Company's vessels and the acquisition of a lift boat at the beginning of the year were offset by the sale of several vessels in 1994 and 1995. Amortization of marine inspection costs increased 29.5% in 1995 to $1.9 million from $1.5 million in the prior year due to the increase in drydocking and marine inspection costs for the year.

      General and administrative expenses rose 22.0% from $2.1 million in 1994 (7.1% of revenues) to $2.5 million (9.4% of revenues) in 1995 because of an increase in administrative and other shore-based personnel in anticipation of higher activity levels, and personnel required to support the Company's capital upgrade program and on-going operations.

      Interest expense from the Company's bank debt was $2.7 million in 1995 as compared to $2.8 million in 1994, due to lower average bank debt outstanding of $26.6 million in 1995, as compared to $30.1 million in 1994, and $278,000 in compensation received for the early termination of an interest rate swap arrangement. While the Company repaid $5.3 million of outstanding indebtedness during the year, additional bank borrowings of $4.5 million were used to partially fund the Company's 1995 capital upgrade program and the acquisition of a lift boat. Interest expense on the 9% subordinated notes originally issued by the Company in October 1993 increased from $1.0 million to $1.1 million. In 1995 the Company had $381,000 in amortization expense for deferred financing costs, compared to $344,000 in 1994, from the 1993 vessel acquisition financing.

      The Company recorded a $670,000 income tax benefit in 1995, as compared to a $226,000 income tax expense in 1994 due to the loss before income taxes for the year.

Liquidity and Capital Resources

      Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services in the Gulf by pursuing opportunities to acquire vessel fleets or single vessels and by diversifying into international markets where management believes growth opportunities exist. Proceeds from the initial public offering improved the Company's financial condition by enabling the Company to prepay all of its senior debt and $6.1 million of subordinated debt and to establish a revolving line of credit with the Company's commercial lenders, which, as amended, currently provides a $65.0 million line of credit (the "Bank Credit Facility") that can be used for additional vessel acquisitions, vessel improvements and working capital. The Company also used proceeds of the initial public offering to acquire four supply vessels. As part of the Company's recapitalization completed through its initial public offering, the Company was also able to convert into common stock the $7.5 million in subordinated debt not repaid with proceeds of the offering. In November 1996 the Company completed a second public offering of common stock, the proceeds of which were used to repay debt incurred under the Bank Credit Facility to fund a portion of the purchase price of ten supply boats acquired in September and October 1996. During 1996, the Company acquired a total of 18 supply boats for $66.3 million.

      Funds during 1996 were provided by $48.4 million in net proceeds from the initial public offering, $31.1 million from the secondary equity offering, $6.2 million in borrowings prior to the initial public offering under the Company's previous bank credit facility, $51.5 million in borrowings under the Bank Credit Facility and $15.0 million in cash provided by operating activities. During the period, the Company repaid $69.4 million of debt and made capital expenditures totaling $79.5 million for vessel acquisitions, vessel upgrade projects and vessel drydocking costs.

      The Company's cash provided by operating activities increased by $8.6 million in 1996 to $15.0 million, compared to $6.4 million for 1995. This increase was due primarily to net income of $10.0 million compared to a net loss of $1.3 million for last year and a $1.4 million non-cash extraordinary charge for the writeoff of deferred financing costs in 1996. This increase was offset in part by an increase in accounts receivable of $10.1 million.

      Capital expenditures in 1996 consisted primarily of $66.3 million for the acquisition of 18 supply boats in the Gulf, and $4.5 million for the Company's acquisition of line handling boats and a 40% interest in a marine operating company in Brazil in March 1996. Other expenditures consisted primarily of U.S. Coast Guard drydocking and marine inspection costs of $2.3 million, a portion of the upgrade costs of the Stones River, a portion of the initial construction costs of the SWATH vessel and the acquisition of a larger docking and maintenance facility in Houma, Louisiana to replace a rented facility. The Stones River is a 180-foot supply boat, acquired in March 1996, which was lengthened to 220 feet and outfitted with bulk capacity of 7,800 cubic feet and liquid mud capacity of 2,300 barrels. This vessel, at an estimated total cost of $4.5 million, began operations under a long-term charter in March 1997.

      In July 1996, the Company entered into the Bank Credit Facility, which was subsequently increased and now provides a revolving line of credit up to $65.0 million, which matures in October 2002 and bears interest at LIBOR plus 1 1/2% per annum (currently approximately 7%), with a fee of 3/8% per annum on the undrawn portion. The Bank Credit Facility is collateralized by a fleet mortgage covering a portion of the Company's vessel fleet and related assets and requires the Company to maintain certain financial ratios. As of December 31, 1996, the Company had $21.0 million in outstanding borrowings under the Bank Credit Facility which were used to fund vessel acquisitions and, in January 1997, borrowed an additional $22.0 million to fund a portion of the purchase price of five supply boats and one utility vessel.

      Capital expenditures in 1997, excluding vessel acquisitions, are expected to be primarily for the construction or upgrade of vessels pursuant to previously awarded contracts. In the first quarter of 1997, the upgrade of the Stones River was completed and it began operations under a long-term charter. In connection with the acquisition completed in January 1997, the Company is upgrading one of the acquired vessels, renamed the Elkhorn River, from 180 to 220 feet and adding a dynamic positioning system. This vessel will begin a three-year charter contract for a well stimulation company upon completion of its upgrade in mid 1997. Additionally, the Company entered into a contract with a Brazilian shipyard to acquire and complete construction of a 200-foot supply boat to be used offshore Brazil. The Company also will continue construction of the SWATH vessel which is expected to be placed into operation in the first quarter of 1998. The Company plans to obtain long-term financing for construction of the SWATH vessel through the Maritime Administration's Title XI ship financing program, for which the Company has a pending application.

      As of March 1, 1997, the Company had $45.5 million of outstanding borrowings under its $65.0 million Bank Credit Facility. The Company believes its capital expenditures for 1997 will total approximately $30.0 million, excluding vessel acquisitions, but including U.S. Coast Guard drydocking costs and the Company's currently planned vessel construction and upgrade projects. The Company believes that cash generated from operations, funds available under the Bank Credit
Facility and funds expected to be raised under the Maritime Administration's Title XI ship financing program for the SWATH construction will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company's strategy, however, is to acquire other vessel fleets or single vessels as part of an effort to expand its presence in the Gulf and diversify into selected international markets. To the extent the Company is successful in identifying such acquisition opportunities, it most likely will require additional debt or equity financing, depending on the size of such acquisitions.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                                Page

      Report of Independent Accountants....................................17
      Consolidated Balance Sheet as of December 31, 1996 and 1995..........18
      Consolidated Statement of Operations for the Years Ended  December
       1996, 1995 and 1994.................................................19
      Consolidated Statement of Stockholders' Equity for the Years
            Ended December 31, 1996, 1995 and 1994.........................20
      Consolidated  Statement  of  Cash  Flows for the Years Ended
            December 31, 1996, 1995 and 1994...............................21
      Notes to Consolidated Financial Statements...........................22

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

We have audited the accompanying consolidated balance sheet of Trico Marine Services, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trico Marine Services, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.


New Orleans, Louisiana
February 12, 1997

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 1996 and 1995

(Dollars in thousands)
                                    ASSETS                   1996       1995
Current assets:
   Cash and cash equivalents                               $ 1,047    $ 1,117
   Accounts receivable, net                                 17,409      7,417
   Prepaid expenses and other current assets                   591        156
                                                           ________   _______
      Total current assets                                  19,047      8,690

Property and equipment, at cost:
   Land and buildings                                        1,565        -
   Marine vessels                                          120,403     44,257
   Construction-in-progress                                  7,135        346
   Transportation and other                                    853        856
                                                         ___________ _________
                                                           129,956     45,459
Less accumulated depreciation and amortization              10,814      6,195
                                                          __________ _________
      Net property and equipment                           119,142     39,264
                                                          __________ _________
Other assets                                                 5,166      4,159
                                                          __________ _________
                                                          $143,355    $52,113
                                                          ========== =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $ 5,162    $ 3,656
   Accrued expenses                                          3,812      2,878
   Current portion of long-term debt                             -      3,000
                                                          __________ _________
      Total current liabilities                              8,974      9,534
                                                          __________ _________
Long-term debt                                              21,000     23,695
Subordinated debt and accrued interest thereon                   -     13,085
Deferred income taxes                                        9,401         87
                                                          _________  _________
      Total liabilities                                     39,375     46,401

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000
     shares authorized, issued 7,836,996 and
     3,123,358 shares, outstanding 7,764,964
     and 3,051,326 shares at December 31, 1996
     and 1995, respectively                                     78          31
   Additional paid-in capital                               93,896       5,649
   Retained earnings                                        10,007          33
   Treasury stock, at par value, 72,032 shares
     at  December 31,1996 and 1995, respectively                (1)         (1)
                                                          ___________  ________
      Total stockholders' equity                           103,980       5,712
                                                          ___________  ________
                                                           $143,355    $52,113
                                                          =========== =========

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands, except share and per share amounts)

                                                 1996        1995       1994
Revenues:
   Charter Fees                                $53,442     $26,657    $ 28,895
   Other vessel income                              42          41         139
                                               ________   _________   ________
      Total revenues                            53,484      26,698      29,034
                                               ________  __________  _________
Operating expenses:
   Direct vessel operating expenses             24,150      16,988      17,165
   General and administrative                    3,277       2,509       2,057
   Amortization of marine inspection costs       2,158       1,930       1,490
   Other                                           309         545         764
                                               _________ ____________ _________
      Total operating expenses                  29,894      21,972      21,476

Depreciation expense                             4,478       2,740       2,786
                                              __________ ___________  _________
Operating income                                19,112       1,986       4,772

Interest expense                                 2,282       3,850       3,767
Amortization of deferred financing costs           263         381         344
Gain on sales of assets                            (59)       (244)         -
Other income, net                                  (79)        (32)        (51)
                                              __________ ___________ __________
Income (loss) before income taxes               16,705      (1,969)        712

Income tax expense (benefit)                     5,814        (670)        226
                                              __________ ___________ __________
Income (loss) before extraordinary item         10,891      (1,299)        486
Extraordinary item, net of taxes                 (917)          -           -
                                              __________ ___________ __________
Net income (loss)                              $9,974      $(1,299)    $   486
                                              ========== =========== ==========
Weighted average common shares outstanding  6,190,451    3,050,521   3,010,285
                                            ============ =========== ==========
Primary and fully diluted earnings per share:
   Income (loss) before extraordinary item       1.76        (0.43)       0.16
   Extraordinary item, net of tax               (0.15)           -          -
                                            ____________ ___________ __________
Net income (loss) per average common
   share outstanding                            $1.61       $(0.43)    $  0.16
                                            ============ =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands)

                                                                        Treasury Stock
                                   Common Stock Additional            ___________________
                                ________________  Paid-in   Retained              Par
                                Shares   Dollars   Capital  Earnings   Shares    Value
                               _______  ________  ________  ________  ________  ________
Balance, January 1, 1994      3,082,103  $    31  $  5,574  $   846   72,032    $   (1)

   Issuance of common stock      36,672        -        66        -        -         -

   Net income                         -        -         -      486        -         -
                              _________ _________ _________ _________ ________ _________
Balance, December 31, 1994    3,118,775       31     5,640    1,332    72,032       (1)

   Issuance of common stock       4,583        -         9        -         -        -

   Net loss                           -        -         -   (1,299)        -        -
                              _________ _________ _________ _________ ________ _________
Balance, December 31, 1994    3,123,358       31     5,649       33    72,032       (1)

   Issuance of common stock   4,142,500       41    79,497        -         -        -

   Debt conversion              467,613        5     7,476        -         -        -

   Stock options exercised      103,525        1     1,274        -         -        -

   Net income                         -        -         -    9,974         -        -
                              _________ _________ _________ _________ ________ _________
Balance, December 31, 1996    7,836,996 $     78   $93,896  $10,007    72,032   $   (1)
                              ========= ========= ========= ========= ======== ==========
Share amounts have been adjusted to reflect a 3.0253-for-1  common stock split effective April 26, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands)


                                                1996         1995        1994

Net income (loss)                              $9,974      $(1,299)    $   486
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:

   Depreciation and amortization                6,899        5,051       4,620
   Deferred income taxes                        3,811         (670)        577
   Interest on subordinated debt                  461        1,117       1,009
   Extraordinary item                           1,411           -            -
   Gain on sales of assets                        (59)        (244)          -
   Provision for doubtful accounts                130          240         240
   Equity in loss of affiliate                     18           -            -
Change in operating assets and liabilities:
   Accounts receivable                        (10,123)          91        (549)
   Prepaid expenses and other current assets     (435)          25          72
   Accounts payable and accrued expenses        3,526        2,327         191
Other, net                                       (661)        (227)         20
                                             ____________  __________ ___________
      Net cash provided by operating
        activities                             14,952        6,411       6,666
                                             ____________ ___________ ___________
Cash flows from investing activities:
   Purchases of property and equipment        (79,135)      (5,343)       (379)
   Deferred marine inspection costs            (2,292)      (2,115)     (1,792)
   Proceeds from sales of assets                  439        1,337       3,139
   Investment in unconsolidated affiliate      (1,293)           -           -
                                             ____________  __________ __________
      Net cash provided by (used in)
        investing activities                  (82,281)      (6,121)        968
                                             ____________  __________ ___________
Cash flows from financing activities:
   Proceeds from issuance of common stock      79,726            9          66
   Proceeds from issuance of long-term debt
     and subordinated  debt                    57,669        4,517       2,883
   Repayment of long-term debt                (63,364)      (5,305)     (9,000)
   Deferred financing costs and other            (707)        (164)         (8)
   Payments of subordinated debt and accrued
     interest thereon                          (6,065)           -           -
                                             __________    __________  ___________
      Net cash provided by (used in)
         financing activities                  67,259         (943)      (6,059)
                                             ____________  ___________ ___________
Net increase (decrease) in cash and
   cash equivalents                               (70)        (653)       1,575
Cash and cash equivalents at beginning
   of period                                    1,117        1,770          195
                                              ___________  ___________ ___________
Cash and cash equivalents at end of period     $1,047       $1,117      $ 1,770
                                              ===========  =========== ===========
Supplemental information:
   Income taxes paid                           $    6       $    2      $   396
                                               ==========   ==========  ==========
   Income taxes refunded                       $    -       $  330      $    38
                                               ==========   ==========  ==========
   Interest paid                               $4,737       $2,865      $ 2,079
                                               ==========   ==========  ==========
The  accompanying  notes  are  an  integral  part  of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:
      ______________________

      Trico Marine Services, Inc. (the "Company") commenced operations on October 29, 1993 at which time it acquired a wholly-owned subsidiary of the Company, Trico Marine Assets, Inc. ("Trico Assets"). Trico Assets purchased a fleet of 49 vessels including forty supply and crew boats, five lift boats, and four other vessels, including a tug and a barge from Marine Asset Management Corporation, a wholly-owned subsidiary of Chrysler Capital Corporation, pursuant to a Purchase Agreement dated as of October 29, 1993. Concurrently, the Company acquired 100% of the common stock of Trico Marine Operators, Inc.

      The  Company  is  engaged  in  the  ownership  and operation of  a diversified fleet that, as of December 31, 1996, includes 34 supply boats, 6 lift boats, 15 crew boats, and 9 other specialty service vessels, providing support services to the offshore oil and gas industry primarily in the Gulf of Mexico and offshore Brazil. The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf of Mexico which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2.    Summary of Significant Accounting Policies:
      __________________________________________

      Consolidation Policy

      The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's 40% interest in Walker Servicos Maritimos, Ltd. ("Walker") is accounted for using the equity method.

      Cash and Cash Equivalents

      All highly liquid debt instruments with original maturity dates of less than three months when purchased are considered to be cash equivalents.

      Property and Equipment

      Marine vessels, transportation and other equipment are stated at cost. Depreciation for financial statement purposes is provided on the straight-line method, assuming 10% salvage value for marine vessels. Marine vessels are generally depreciated over a useful life of fifteen years from the date of acquisition. Major modifications which extend the useful life of marine vessels are capitalized and amortized over the adjusted remaining useful life of the vessel.

      Maintenance and repair cost is charged to expense as incurred. When marine vessels or equipment are sold or otherwise disposed of, their cost and the accumulated depreciation are removed from the accounts and any gain or loss is recognized. Marine vessel spare parts are stated at average cost.

      Drydocking expenditures in conjunction with marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 36 months).

      Income Taxes

      The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities.

      _____________________________________________________

      Revenue and Expense Recognition

      Charter revenue is earned and recognized on a daily rate basis. Operating costs are expensed as incurred.

      Deferred Financing Costs

      Deferred financing costs include costs associated with the issuance of the Company's debt and are being amortized on the effective interest method over the life of the related debt agreement.

      Goodwill

      Goodwill, or cost in excess of net assets of companies acquired, is amortized over 10 years by the straight-line method. The
      Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through expected future cash flows.

      Direct Vessel Operating Expenses

      Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, management fees, and casualty losses.

      Earnings Per Share

      The Company's earnings per share has been calculated using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Stock options are considered to be common stock equivalents. Weighted average options of 668,009 were included as common stock equivalents for the year ended December 31, 1996. Common stock equivalents during the years ended December 31, 1995 and 1994 had no material dilutive effect on net income per average common share.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Stock Split

      On April 26, 1996, the Company's Board of Directors approved a 3.0253-for-1 split of the Company's common stock in the form of a stock dividend. The financial statements have been restated to reflect all effects of this stock split, including all share amounts and per share data.

      Reclassifications

      Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net income
      (loss), total stockholders' equity or cash flows.

3.    Public Offerings of Common Stock:
      ________________________________

      In May 1996, the Company completed an initial public offering of 3,292,500 shares of common stock, $.01 par value. The proceeds received from the offering were $48,394,000, net of underwriting discounts and other costs of $4,286,000. Of the proceeds, the Company used $31,150,000 to repay senior debt, $6,065,000 to repay subordinated debt and $11,000,000 to acquire four supply vessels. The balance of the proceeds was used by the Company for additional working capital.

      In November 1996, the Company completed a second offering that included the issuance of 850,000 shares of common stock, $.01 par value, by the Company. The proceeds from the offering were $31,144,000, net of underwriting discounts and other costs of $2,006,000. The proceeds were used to repay $30,500,000 of the Company's revolving line of credit, with the balance of the proceeds used for working capital and other purposes.

4.    Accounts Receivable:
      ____________________

      The Company's accounts receivable, net consists of the following at December 31, 1996 and 1995 (in thousands):

                                                          1996       1995
      Trade receivables, net of allowance
        for doubtful accounts of $610 and $480
        in 1996 and 1995, respectively                   $16,172   $ 6,975
      Insurance and other                                  1,237       442
                                                         ________  ________
         Accounts receivable, net                        $17,409   $ 7,417
                                                         ========  ========

      The Company, as agent, bills trade accounts receivables on behalf of the vessels it operates under agreements with third parties. As of December 31, 1996, the Company operated one utility vessel for a third party. The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico and Brazil and are dollar denominated.

5.    Other Assets:
      _____________

      The Company's other assets, net consists of the following at December 31, 1996 and 1995 (in thousands):

                                                         1996    1995
      Deferred marine inspection costs, net
        of accumulated amortization of $3,335
        and $1,459 in 1996 and 1995,respectively      $ 2,667  $ 2,378
      Deferred financing costs, net of accumulated
         amortization of $28 and $785 in 1996 and
         1995, respectively                               205    1,104
      Marine vessels spare parts                          939      386
      Goodwill, net of accumulated amortization
         of $43 in 1996                                   664        -
      Investment in and advances to unconsolidated
         subsidiary                                       568        -
      Other                                               123      291
                                                      _________ ________
         Other assets, net                             $5,166   $4,159
                                                      ========= ========

6.    Long-Term Debt and Subordinated Debt:
      ____________________________________

      The Company's long-term debt and subordinated debt consist of the following at December 31, 1996 and 1995 (in thousands):

                                                         1996      1995
      Revolving loan, interest at a base interest
        rate plus a margin, as defined, on
        the date of borrowing (weighted average
         rate of 7.089%  and  10.25% at
         December 31, 1996 and 1995, respectively)
         payable at the end of the interest period
         or quarterly, principal due October 8, 2002   $21,000   $  800

      Term loan A, interest at a base interest
         rate plus  1.75%  (10.25% at
         December 31, 1995)                                 -    21,195
      Term loan B, interest at a base rate
         plus 2.75% (11.25% at December 31,1995)            -     4,700
                                                       ________ _________
                                                       21,000    23,695
      Less current maturities                               -    (3,000)
                                                      _________ _________
                                                                 23,695
9% Subordinated Notes and accrued interest
  thereon,  due March 31, 2001                              -    13,085
                                                      _________ _________
                                                      $21,000   $36,780
                                                      ========= =========

      On October 29, 1993 the Company entered into a revolving credit and term loan agreement with The First National Bank of Boston (the "Credit Agreement"). Availability under the revolving loan was based on the Company's accounts receivable and was limited to $4 million during 1994 and was to be reduced by $1 million at both December 31, 1995 and 1996. On December 30, 1994, the Company amended its Credit Agreement ("First Amendment"). Availability under the First Amendment was increased to $6 million, with a reduction of $2 million effective June 29, 1995 at which time the Company had the right to convert the revolving loan into its Term Loan B. Principal repayments of the Term Loans A and B and the revolving credit were also extended. The Company incurred a commitment fee of 0.5% per annum on the unused amount. Substantially all of the Company's assets served as collateral for the Credit Agreement.

      Effective June 28, 1995, the Company amended its Credit Agreement ("Second Amendment") to establish $5 million of availability under the revolving credit loan and extend principal payments. Under the Second Amendment, the Company had the right to convert $2 million of outstanding amounts under the revolving credit loan into its Term Loan B. The Company converted $1.7 million of its outstanding revolving credit loan into its Term Loan B in November 1995 and $300,000 of amounts outstanding under the revolving credit loan were converted into its Term Loan B in January 1996.

      Effective March 6, 1996, the Company amended its Credit Agreement ("Third Amendment") to provide for an increased total credit facility, extend principal payments and restructure other portions of the Credit Agreement. The Third Amendment contained a revolving credit facility and term loan provisions. The $3 million revolving credit facility, which would have matured in July 1997, bore interest at 1.75% above a base rate. The Third Amendment contained $33,000,000 of term loans in three separate tranches which all bore interest at 1.75% above a base rate.

      Concurrent with the Third Amendment, the Company also amended its Subordinated Notes agreement whereby the maturities of its 9% Subordinated Notes and accrued interest thereon were extended to March 31, 2001. Concurrent with the Company's initial public offering in May 1996, the Company converted $7,482,000 of the 9% Subordinated Notes into 467,613 shares of common stock.

      The outstanding principal balance of the Credit Agreement of $31,150,000 was repaid on May 21, 1996, together with a prepayment fee of $75,000, from the proceeds of the Company's initial public offering of common stock. The balance of $6,065,000 of the 9% Subordinated Notes and accrued interest thereon was also retired with proceeds from the initial public offering. As a result of the prepayment of all of the Company's senior and subordinated debt, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of the unamortized balance of related debt issuance costs.

      _______________________________________________


      Effective July 26, 1996, the Company executed a new $30,000,000 revolving credit agreement (the "Bank Credit Facility") with the same group of lenders that provided the Company's previous Credit Agreement which was prepaid on May 21, 1996 with proceeds from the initial public offering. The Bank Credit Facility was increased to $35,000,000 effective August 26, 1996 and to $50,000,000 effective October 8, 1996. The Bank Credit Facility bears interest at LIBOR plus 1-1/2% per annum with a commitment fee of 3/8% per annum on the undrawn portion. The Bank Credit Facility also provides for interest payments only until October 8, 1998 when all outstanding amounts under the Bank Credit Facility will be converted into a term loan. Upon conversion, principal and interest payments will be due quarterly beginning December 31, 1998 until maturity on October 8, 2002. The Bank Credit Facility is collateralized by certain of the Company's vessels and related assets. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage ratios and net worth levels, limit capital expenditures and prohibit equity distributions.

      In order to minimize floating interest rate risk, the Company entered into the following agreements. During 1993, the Company purchased an interest rate swap on a notional amount of $10 million. Under the swap, the Company received a floating interest rate based on the Company's Term Loan A interest rate and paid a fixed rate of 8.25% with quarterly interest settlements. The agreement was terminated in January 1995 and the Company received $278,000 as compensation for the early termination of its interest rate swap which was amortized into interest expense over the remaining original life of the swap. Concurrent with the termination of the above swap, the Company paid $125,000, which has been amortized to interest expense over the two year life of the agreement, to enter into an interest rate corridor agreement on a notional amount of $15 million.


7.    Income Taxes:
      ____________

      The components of income tax expense (benefit) of the Company for the periods ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                                1996        1995       1994

      Current income taxes:
         U.S. federal income taxes             $ 1,505     $    -     $  (317)
         State income taxes                          4          -         (34)

      Deferred income taxes:
         U.S. federal income taxes               3,713       (667)        572
         State income taxes                         98         (3)          5
                                              __________  __________ _________
                                               $ 5,320     $ (670)    $   226
                                              ==========  ========== =========

      _______________________


      The Company's deferred income taxes at December 31, 1996 and 1995 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

                                                    1996        1995

      Accumulated depreciation and amortization   $15,108     $7,811
      P&I insurance reserves                         (680)       (474)
      Alternative minimum tax credit carryforwards   (451)       (29)
      Net operating loss carryforward              (5,199)     (7,300)
      Other                                          (257)         79
                                                  __________  __________
         Deferred income tax liability, net       $ 8,521     $   87
                                                  ==========  ==========

      Reconciling items which represent the difference between income taxes computed at the Federal statutory tax rate and the provision for income taxes are primarily the result of state income taxes.

      A tax benefit for the exercise of stock options in the amount of $1,088,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital.

      The net operating loss carryforwards for Federal and state tax purposes are approximately $14.8 million and $1.4 million respectively and begin to expire in 2009. The Company had an initial public offering in May 1996, which is considered a change of control for federal income tax purposes. This will limit the utilization of net operating loss carryforwards to a set level as provided by regulations.

8.    Common Stock Option Plans:
      _________________________

      Pursuant to the Company's 1993 Stock Option Plan, the Company is authorized to grant incentive and nonqualified stock options to selected officers and other key employees of the Company. The
      Compensation Committee of the Board of Directors has the discretionary authority, subject to certain plan specifications, to determine the amounts and other terms of such stock options.

      Options to purchase 576,244 shares of the Company's common stock were granted to officers and key members of management of the Company on October 29, 1993 at $1.82 per share, the original purchase price of the common stock, and accordingly, no expense was recognized. Options to purchase 151,265 shares of the Company's common stock were granted to an officer of the Company on February 22, 1995 at the October 29, 1993 original cost of the common stock, which was determined by the Board of Directors to be the fair market value of the Company's stock at that time, and accordingly, no expense was recognized. In April 1996, the Company modified its 1993 Stock Option Plan to include a provision for the 140,459 options not already containing a provision to become exercisable at the consummation of an "Initial Public Offering" to become exercisable upon such a transaction.

      Pursuant to the Company's 1996 Incentive Compensation Plan, options to purchase 104,875 shares of the Company's common stock have been granted to officers, key members of management and certain long-term employees at exercise prices equal to the fair value of the Company's stock at that time, which ranged from $16.00 to $21.88 per share. Options to purchase 103,000 shares vested and became exercisable upon the attainment of certain performance goals during the year. Of the remaining options, 468 vested and were exercisable at the date of grant with 469 options vesting and becoming exercisable in each of the next three years. All options expire no later than ten years from the date of grant.

      As  of  December  31,  1996,  1995  and 1994, 727,452, 90,039  and
      45,020,  respectively  of  the  option  shares  were  exercisable;
      options for 103,525 shares were exercised in 1996. None were exercised in 1995 or 1994.

      ____________________________________

      The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Option Plans. In 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applied in recognizing the cost of the Stock Option Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below:


                         As Reported Pro Forma As Reported  Pro Forma
                          12/31/96  12/31/96   12/31/95     12/31/95

SFAS 123 Charge           $    -     $  628     $     -      $     8
APB 25 Charge             $    -     $    -     $     -      $     -
Net income (loss)         $ 9,974    $9,560     $(1,299)     $(1,304)
Net income (loss) per     $  1.61    $ 1.54     $ (0.43)     $ (0.43)
average common share


9.    Other Related Party Transactions:
      _________________________________

      Pursuant to an agreement effective October 29, 1993, Berkshire Partners was entitled to receive $16,666 each month for five years for providing certain management and other consulting services (the "Berkshire Agreement"). The Berkshire Agreement was automatically renewable on an annual basis after the initial five year period upon agreement of the parties. The Berkshire Agreement was terminated upon the successful completion of the Company's initial public offering in May 1996.

      During December 1994, the Company appointed two independent directors. These two directors purchased 36,672 shares of the Company's common stock at the original cost of the common stock which was determined by the Board of Directors to be the fair market value of the Company's stock at that time. The two directors also each purchased approximately $67,000 of the Company's 9% Subordinated Notes.

      During February 1995, an officer of the Company purchased 4,583 shares of the Company's common stock at the original cost of the common stock and approximately $17,000 of the Company's 9% Subordinated Notes.

10.   Profit Sharing Plan:
      ___________________

      The Company has a defined contribution profit sharing plan that covers substantially all employees who qualify as to age and length of service. As of January 1, 1995, the Company included 401(k) provisions in this plan. In 1996 and 1995, the Company's contributions to the plan were based on one quarter of the first five percent of participant contributions plus a discretionary amount. In 1994, the Company's contribution was discretionary. The Company expensed contributions to the plan for the years ended December 31, 1996, 1995 and 1994 of $113,000, $66,000 and
      $60,000, respectively.

11.   Commitment and Contingencies:
      ____________________________

      Effective October 29, 1993, Trico Assets entered into an agreement with an unrelated company to provide management and operating services for certain lift boats. The agreement provides for management and incentive fees to be paid to the unrelated company based on percentages of gross monthly income and net operating income, respectively. Management fees of $979,000, $468,000 and $707,000 were included in direct vessel operating expenses for the years ended December 31, 1996, 1995 and 1994, respectively. Pursuant to the agreement, the operator has been granted a right of first refusal on any sale of the lift boats.

      _______________________________________


      In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be settled within the limits of the Company's insurance coverages. At December 31, 1996 and 1995, the Company has accrued a liability in the amount of $1,963,000 and $1,570,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially in the near term from amounts accrued.

      On August 15, 1996, the Company entered into a five year contract with Petroleo Brasileiro S.A. ("Petrobras"), to build and operate an advanced "small water area twin hull" crew boat (the "SWATH vessel") which will be used to transport personnel to offshore platforms. On October 7, 1996, the Company entered into an agreement with a shipyard to construct the SWATH vessel. In addition, the Company is refurbishing and upgrading two additional supply vessels. The total cost of the three vessels, including equipment provided by the Company, is expected to be approximately $20,900,000. The Company expects the supply vessels to be completed and operations to commence in the first and third quarters of 1997. The Company expects the SWATH vessel to commence operations in the first quarter of 1998.

12.   Fair Value of Financial Instruments:
      ___________________________________

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The carrying amount of the revolving credit loan approximates fair value because it bears interest rates currently available to the Company for debt with similar terms and remaining maturities. At December 31, 1995, it was not practicable to estimate the fair value of the subordinated debt and accrued interest thereon since quoted prices are not readily available and valuation techniques would not be practicable due to the subordination and uncertainty regarding timing of repayment.

13.   Vessel Acquisitions:
      ____________________

      On March 15, 1996, the Company acquired seven line handling vessels and a 40% interest in Walker, a marine operating company located in Brazil, for a combined price of $4,200,000. Walker owns an eighth line handling vessel and operates it and the seven other acquired vessels under long-term contracts with a customer located in Brazil. The acquisition has been accounted for by the purchase method of accounting. Of the purchase price, $3,565,000 has been allocated to the acquired vessels based upon their relative fair value, $270,000 has been allocated to the Company's investment in the stock of Walker with the remaining $365,000 allocated to goodwill. In addition to the purchase price above, $300,000 of contingent purchase price was paid on August 27, 1996 based upon the attainment by the Company of a certain contract to provide offshore marine services in Brazil. This amount has been recorded as additional goodwill.

      ______________________________

      On May 22, 1996, the Company acquired for $11,000,000 all of the outstanding capital stock of HOS Marine Partners, Inc. ("HOS"), a special purpose company whose sole assets consist of four supply vessels. In addition to the purchase price, the Company recognized, in accordance with Statement of Financial Accounting Standards No. 109, a deferred income tax liability of $5,780,000 for the deferred tax consequences of the differences between the assigned values and the tax bases of the assets owned by HOS. The acquisition was accounted for using the purchase method of accounting and the results of operations from the date of acquisition are included on the accompanying consolidated financial statements.

      On September 30, 1996, the Company acquired from subsidiaries of OMI Corp. three supply vessels for $11,600,000. The Company borrowed $10,000,000 under the Bank Credit Facility to fund a portion of the purchase.

      On October 10, 1996, the Company acquired from Kim Susan, Inc. and affiliated companies seven supply vessels for approximately $32,000,000. The Company borrowed $30,500,000 under the Bank Credit Facility to fund a portion of the purchase.

      In December 1996, the Company purchased three supply vessels from a subsidiary of SEACOR Holdings, Inc. for $11,450,000 in cash. The acquisition was funded with borrowings under the Bank Credit Facility and cash generated from operations.

14.   Quarterly Financial Data (Unaudited):
      ____________________________________
                                            First   Second    Third   Fourth
      Year ended December 31, 1996
      (Dollars in thousands, except
        per share amounts)

         Revenues                          $ 8,384 $ 11,111 $ 13,390  $ 20,599
         Operating income                    1,678    3,165    5,000     9,269
         Income before extraordinary item      364    1,618    3,218     5,691
         Extraordinary item                      -     (917)       -         -
         Net income                            364      701    3,218     5,691
         Income per average common share
               before extraordinary item      0.12     0.29     0.43      0.72
         Extraordinary item, net of tax          -    (0.16)       -         -
         Net income per average common share
              outstanding                     0.12     0.13     0.43      0.72

      Year ended December 31, 1995
      (Dollars in thousands, except per share amounts)
         Revenues                          $ 6,360 $  5,792  $ 6,763  $  7,783
         Operating income (loss)               (38)    (234)     818     1,440
         Net income (loss)                    (671)    (703)    (129)      204
         Net income (loss) per average common
              share outstanding              (0.22)   (0.23)   (0.04)     0.07

15.   Subsequent Events:
      __________________

      In January 1997, the Company entered into agreements with two companies to acquire seven supply vessels and one utility vessel for $36,200,000. The first transaction for the acquisition of five of the supply vessels and the utility vessel was completed on January 31, 1997, with the Company borrowing $22,000,000 under the Bank Credit Facility to fund a portion of the purchase price. The Company expects the acquisition of the other two supply vessels to be completed in the second quarter of 1997. The Company will borrow under its Bank Credit Facility to fund a portion of the purchase price.

      Effective February 7, 1997, the Company increased its Bank Credit Facility to $65,000,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of stockholders and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of stockholders and is incorporated herein by reference.

Item  12.      Security  Ownership  of  Certain  Beneficial  Owners  and
Management

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of stockholders and is incorporated herein by reference.

Item. 14.    Exhibits, Financial Statement Schedules and Reports on Form
8-K

    (a) The following financial statements, schedules and exhibits are filed as part of this Report:

      (1)   Financial Statements.  Reference is made to Item 8 hereof.

      (2) Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994.

                  Report  of  Independent   Accountants   on   Financial
                  Statement Schedule
                  Schedule II -- Valuation and Qualifying Accounts

      (3) Exhibits. See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

   (b)  Reports on Form 8-K:

      The Company filed current reports on Form 8-K under Items 2 and 7 on each of December 11, 1996, October 22, 1996 and October 10, 1996. There were no financial statements filed with any of these current reports on Form 8-K.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRICO MARINE SERVICES, INC.
                                              (Registrant)



                                    By:          /s/ Thomas E. Fairley
                                            ______________________________
                                                   Thomas E. Fairley
                                            Chairman of the Board, President
                                              and Chief Executive Officer

Date:  March 11, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                  Title                    Date
          _________                  ______                  _____


   /s/ Thomas E. Fairley    Chairman of the Board, President   March 11, 1997
  _______________________  and Chief Executive Officer
      Thomas E. Fairley    (Principal Executive Officer)

  /s/  Ronald  O.  Palmer  Executive Vice President, Director  March 11, 1997
  _______________________
      Ronald O. Palmer


   /s/ Victor M. Perez    Vice President, Chief Financial      March 11, 1997
  _____________________        Officer and Treasurer
      Victor M. Perez      (Principal Financial Officer)

  /s/ Kenneth W. Bourgeois Vice President and Controller       March 11, 1997
  ________________________  (Principal Accounting Officer)
      Kenneth W. Bourgeois

   /s/ Garth H. Greimann             Director                  March 11, 1997
  ________________________
      Garth H. Greimann


   /s/ H.K. Acord                    Director                  March 11, 1997
   _______________________
       H. K. Acord


   /s/ Benjamin F. Bailar            Director                  March 11, 1997
   ________________________
      Benjamin F. Bailar


   /s/ Edward C. Hutcheson, Jr.      Director                  March 11, 1997
   ___________________________
       Edward C. Hutcheson, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Trico Marine Services, Inc.

Our report on the consolidated financial statements of Trico Marine Services, Inc. and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management.

In our opinion, this financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


New Orleans, Louisiana
February 12, 1997

Schedule II


                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      Valuation and Qualifying Accounts
             for the years ended December 31, 1996, 1995 and 1994
                                (in thousands)

___________________________________________________________________________________
       Column A          Column B   Column C    Column C    Column D   Column E
                          Balance    Charged
                            at       to costs   Charged                Balance at
                         beginning      and      to other               end of
     Description         of period   expenses   accounts   Deductions   period
___________________________________________________________________________________
         1996
Deducted in balance
sheet from
   accounts
   receivable:
   Allowance for
   doubtful
   accounts - trade        $480         $130         -          -          $610
                      =============================================================
1995
Deducted in balance
sheet from
   accounts
   receivable:
   Allowance for
   doubtful
   accounts - trade        $240         $240         -          -            $480
                       ============================================================
1994
Deducted in balance
sheet from
   accounts
   receivable:
   Allowance for
   doubtful
   accounts - trade       $  -         $240         -          -            $240
                        ===========================================================
   Allowance for
   doubtful accounts -
   billed as agent        $514           -          -      $514(1)          $   -


(1)Allowance for doubtful accounts - billed  as agent is for receivables billed as agent for third parties.  Amount  is due to the purchase of
   Trico Marine Operators, Inc., a wholly-owned  subsidiary.   Deduction
   of amount was borne by the previous owners of the vessels.


                         TRICO MARINE SERVICES, INC.

                                EXHIBIT INDEX

EXHIBIT                                                          SEQUENTIALLY
NUMBER                                                          NUMBERED PAGES
-------                                                         --------------

3.1         Certificate of Incorporation of the Company. (1)

3.2         Bylaws of the Company. (2)

4           Specimen Common Stock Certificate. (2)

10.1 Form of Indemnity Agreement by and between the Company and each of the Company's directors. (2)

10.2        Revolving Credit Agreement among Trico Marine Operators, Inc.
            Trico Marine Assets, Inc., Trico Marine Services, Inc. and The First National Bank of Boston, Hibernia National Bank, and First National Bank of Commerce as Banks and The First National Bank of Boston, as Agent dated as of July 26, 1996 ("Revolving Credit Agreement"). (3)

10.3 Amendment No. 1 dated as of August 26, 1996 to the Revolving Credit Agreement. (4)

10.4 Amendment No. 2 dated as of September 25, 1996 to the Revolving Credit Agreement. (4)

10.5 Amendment No. 3 dated as of October 8, 1996 to the Revolving Credit Agreement. (4)

10.6 Amendment No. 4 dated to the Registrant's Credit Agreement dated February 7, 1997. (5)

10.7 Sale and Purchase Agreement by and between Ensco Offshore Company and Trico Marine Assets, Inc. dated October 11, 1996 relating to Houma, Louisiana docking and maintenance facility. (6)

10.8 Vessel Purchase Agreement dated as of August 1, 1996 among Trico Marine Assets, Inc. and Kim Susan, Inc., K&B Boat Rentals, Fagan Boat Services, Inc. (4)

10.9 Management and Operating Agreement dated as of October 28, 1993 by and among Power Offshore Services, Inc., Trico Marine Operators, Inc. and Trico Marine Assets, Inc. As amended. (2)

10.10       The Company's 1996 Incentive Compensation Plan. (2)

10.11       The Company's 1993 Stock Option Plan.  (2)

10.12       Form of Stock Option Agreement under the  1993  Stock Option
            Plan.  (2)

10.13       Form   of   Option   Agreement   under  the  1996  Incentive
            Compensation Plan. (2)

10.14       Form   of   Noncompetition,  Nondisclosure   and   Severance
            Agreements between the Company and each of its Executive
            Officers. (2)

10.15 Agreement by and among the Company and purchasers of its 9% Subordinated Notes and Common Stock dated as of March 25, 1996 regarding the recapitalization of the Company. (2)

10.16 Vessel Purchase Agreement dated as of January 6, 1997 by and between Trico Marine Assets, Inc. and Laborde Marine, L.L.C. (5)

11.1        Computation of Earnings Per Share

21.1        Subsidiaries of the Company

23.1        Consent of Coopers & Lybrand L.L.P.

27.1        Financial Data Schedule

____________

(1) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on April 25, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3) Incorporated by referenced to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.
(4) Incorporated by reference to the Company's current report on Form 8-K dated October 10, 1996.
(5) Incorporated by reference to the Company's current report on Form 8-K dated February 13, 1997.
(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-14871).