Form 10-Q
period 1997-03-31
TRICO MARINE SERVICES INC
filed 1997-05-15
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 Form 10-Q

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period ________________ to ____________________

                          Commission File Number 0-28316

                         TRICO MARINE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  72-1252405
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organiztion)                 Identification No.)


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

                     Yes      X          No
                         ----------         -----------

As of May 9, 1997 there were 7,785,573 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                       PART I.   FINANCIAL INFORMATION

                       ITEM 1.   FINANCIAL STATEMENTS

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                            (Dollars in thousands)

                                                       March 31,   December 31,
                                                         1997          1996
                                                     -----------   ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents                          $    4,791    $    1,047
  Accounts receivable, net                               18,156        17,409
  Prepaid expenses and other current assets                 665           591
                                                     ----------    ----------
     Total current assets                                23,612        19,047
                                                     ----------    ----------

Property and equipment, at cost:
  Land and buildings                                      1,795         1,565
  Marine vessels                                        151,289       120,403
  Construction-in-progress                                7,746         7,135
  Transportation and other                                1,007           853
                                                     ----------    ----------
                                                        161,837       129,956

Less accumulated depreciation and amortization           13,060        10,814
                                                     ----------    ----------

  Net property and equipment                            148,777       119,142
                                                     ----------    ----------
Other assets, net                                         6,650         5,166
                                                     ----------    ----------
                                                     $  179,039    $  143,355
                                                     ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    6,006    $    5,162
  Accrued expenses                                        3,870         3,812
                                                     ----------    ----------
     Total current liabilities                            9,876         8,974
                                                     ----------    ----------

Long-term debt                                           45,500        21,000
Deferred income taxes, net                               12,993         9,401
                                                     ----------    ----------
     Total liabilities                                   68,369        39,375
                                                     ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000
    shares authorized, issued 7,840,896 and
    7,836,996 shares, outstanding 7,768,864
    and 7,764,964 shares at March 31, 1997
    and December 31, 1996, respectively                      78            78
  Additional paid-in capital                             93,915        93,896
  Retained earnings                                      16,678        10,007
  Treasury stock, at par value, 72,032 shares                (1)           (1)
                                                     ----------    ----------

     Total stockholders' equity                         110,670       103,980
                                                     ----------    ----------
                                                     $  179,039    $  143,355
                                                     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

               (Dollars in thousands, except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------

Revenues:
  Charter hire                                       $   23,488    $    8,376
  Other vessel income                                         4             8
                                                     ----------    ----------
     Total revenues                                      23,492         8,384
                                                     ----------    ----------
Operating expenses:
  Direct labor and other operating expenses               8,147         4,687
  General  and administrative                             1,418           661
  Amortization of marine inspection costs                   582           430
  Other                                                      71           104
                                                     ----------    ----------
     Total operating expenses                            10,218         5,882

Depreciation and amortization expense                     2,282           824
                                                     ----------    ----------

Operating income                                         10,992         1,678

Interest expense                                            726         1,036
Amortization of deferred financing costs                     17           102
Other income, net                                           (14)          (12)
                                                     ----------    ----------

Income before income taxes                               10,263           552

Income tax expense                                        3,592           188
                                                     ----------    ----------
Net income                                           $    6,671    $      364
                                                     ==========    ==========


Weighted average common shares outstanding            8,432,365     3,051,339
                                                     ==========    ==========

Net income per common share outstanding              $     0.79    $     0.12
                                                     ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.


               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                            (Dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          1997         1996
                                                      ----------    ----------

Net income                                            $    6,671    $      364
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                            2,882         1,372
  Deferred income taxes                                    3,592           188
  Interest on subordinated debt                                -           298
  Gain on sale of assets                                       7             -
  Provision for doubtful accounts                             30            40
Changes in operating assets and liabilities:
  Accounts receivable                                       (777)         (191)
  Prepaid expenses and other current assets                  (74)         (379)
  Accounts payable and accrued expenses                      901          (615)
Other, net                                                  (275)          (63)
                                                      ----------    ----------
    Net cash provided by operating activities             12,957         1,014
                                                      ----------    ----------
Cash flows from investing activities:
  Purchases of property and equipment                    (31,911)       (4,115)
  Deferred USCG expenses                                  (1,781)         (304)
  Proceeds from sales of assets                                5             -
  Investment in and advances to unconsolidated
    company                                                    3          (635)
                                                      ----------    ----------
    Net cash used in investing activities                (33,684)       (5,054)
                                                      ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net
    of registration expenses                                  19           (97)
  Proceeds from issuance of long-term debt                25,500         6,169
  Repayment of long-term debt                             (1,000)         (964)
  Deferred financing costs and other                         (48)         (322)
                                                      ----------    ----------

    Net cash provided by financing activities             24,471         4,786
                                                      ----------    ----------

Net increase in cash                                       3,744           746

Cash and cash equivalents at beginning of period           1,047         1,117
                                                      ----------    ----------
Cash and cash equivalents at end of period            $    4,791    $    1,863
                                                      ==========    ==========

Supplemental information:
  Income taxes paid                                   $      450    $        2
                                                      ==========    ==========

  Interest paid                                       $      419    $    1,217
                                                      ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.



            TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1996.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2. Bank Credit Agreements:

Effective February 7, 1997, the Company increased its agreement with its bank lenders (the "Bank Credit Facility") to $65,000,000.

3. Acquisitions:

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

4. Earnings Per Share and Capital Stucture Disclosure:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 128 Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The board has also issued Statement No. 129 "Disclosure of Information About Capital Structure" also effective the same date. The Company does not believe that effect of adopting these statements will have a material impact on the Company.


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 1997 were $23.5 million, an increase of 180.2% compared to the $8.4 million in revenues for the first quarter of 1996. This increase was principally due to the growth in the Company's vessel fleet, both in the Gulf of Mexico ("Gulf") and Brazil, and the increase in average vessel day rates, principally for supply boats and lift boats in the Gulf. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.


                                         Three months ended March 31,
                                         ----------------------------
                                           1997               1996
                                           ----               ----
      Average Day Rates:
      Supply                              $6,582             $3,415
      Lift                                 5,536              4,840
      Crew/Line Handling                   1,771              1,530

      Utilization:
      Supply                                 88%                88%
      Lift                                   66%                58%
      Crew/Line Handling                     94%                96%

      Average Number of Vessels:
      Supply                                 35.8               16.0
      Lift                                    6.0                6.0
      Crew/Line Handling                     24.7               18.3

All classes of vessels in the Company's fleet reported higher dayrates during the first quarter of 1997 compared to the first quarter of 1996 due to the improved market conditions in the Gulf. Supply boat day rates for the quarter rose 92.7% to $6,582, compared to $3,415 for the first quarter of 1996. Lift boat day rates averaged $5,536 for the quarter, an increase of 14.4% compared to $4,840 last year. Utilization for the supply boats was unchanged from the 1996 first quarter at 88%. While the Company's supply boats were effectively at full utilization, the 88% utilization rate reflects a large number of scheduled vessel drydockings during the quarter compared to the year ago period. Utilization for the lift boats increased to 66% from 58% for the first quarter of 1996 including the impact in the first quarter of 1997 of one of the six lift boats being unavailable for service during the entire quarter due to drydocking and repairs. The improvement in day rates and utilization for the lift boats during the first quarter of 1997 is due to improved market conditions in the Gulf for offshore platform repair and maintenance and well-servicing activities. Dayrates for crewboats and line handling vessels increased 15.7% for the first quarter to $1,771, from $1,530 for the first quarter of 1996, due to the increase in dayrates for crewboats in the Gulf. Utilization for the crew boats and line handling vessels decreased to 94% for the first quarter of 1997, compared to 96% for the comparable 1996 period.

During the first quarter of 1997, direct labor and other operating expenses increased to $8.1 million (34.7% of revenues), compared to $4.7 million (55.9% of revenues) for the first quarter of 1996 due to the expanded vessel fleet and increased labor and maintenance and repair costs. Direct labor and other operating expenses decreased as a percentage of revenues due to the increase in revenues during the first quarter of 1997.

Depreciation and amortization expense increased to $2.3 million for the first quarter of 1997, up from $824,000 for the year-ago quarter due to the expanded vessel fleet. Amortization of marine inspection costs increased to $582,000 for the first quarter of 1997, from $430,000 in the comparable 1996 period, due to the amortization of increased drydocking and marine inspection costs associated with the larger vessel fleet.

General and administrative expenses increased to $1.4 million (6.0% of revenues) in the 1997 first quarter, from $661,000 (7.9% of revenues) for the 1996 period due to additions of personnel in connection with the growth in the Company's vessel fleet and additional financial reporting and other expenses associated with being a public company this year versus the year ago quarter. General and administrative expenses, as a percentage of revenues, decreased in the first quarter as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

Interest expense decreased to $726,000 for the first quarter of 1997 from $1.0 million for the first quarter of 1996. The decrease in interest expense was due to a decrease in average borrowings during the quarter and lower interest costs for the Company compared to the first quarter of 1996. Average bank debt outstanding increased to $38.0 million in the first quarter of 1997, compared to $27.4 million for the year-ago period. This increase was more than offset by a decrease in average outstanding subordinated debt during the quarter compared to the first quarter of 1996. Average outstanding subordinated debt in the first quarter of 1996 was $13.1 million. There was no outstanding subordinated debt in the first quarter of 1997 because concurrent with the Company's initial public offering in May 1996, the Company converted a portion of its 9% subordinated debt into common stock and the remaining portion was retired with proceeds from the initial public offering.

In the first quarter of 1997, the Company had income tax expense of $3.6 million, compared to income tax expense of $188,000 in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

Funds during the first three months of 1997 were provided by $24.5 million in net borrowings under the Company's Bank Credit Facility and $13.0 million in funds from operating activities. During the period, the Company made capital expenditures totaling $33.7 million, consisting principally of $25.0 million for the acquisition of five supply vessels and one utility vessel in the Gulf completed at the end of January 1997. Other expenditures consisted of U.S. Coast Guard drydocking costs and several vessel construction and vessel upgrade projects.

During the first quarter of 1997, the upgrade of the Stones River was completed and it began operations under a long-term charter. The Stones River was a 180-foot supply boat acquired in March 1996 which was lengthened to 220 feet. In connection with the acquisition completed at the end of January 1997, the Company also began upgrading one of the acquired vessels, renamed the Elkhorn River, by lengthening it from 180 to 220 feet and adding a dynamic positioning system. This vessel will begin a three-year charter contract for a well stimulation company upon completion of its upgrade in the third quarter of 1997. In the first quarter, the Company continued construction in Brazil of a 200-foot supply boat which, once completed, will commence a two year charter contract with Petrobras in the third quarter of 1997. During the quarter, the Company also continued construction of the SWATH vessel which is expected to be placed into operation in the first quarter of 1998 under a five year charter contract with Petrobras.

As of May 12, 1997, the Company had $43.5 million of outstanding borrowings under its $65.0 million Bank Credit Facility. The Company believes its capital expenditures for the remainder of 1997 will total approximately $31 million, including the pending acquisition of two supply boats expected to be completed at the end of the second quarter, U.S. Coast Guard drydocking costs and the Company's existing vessel construction and upgrade projects. The Company believes that cash generated from operations and funds available under the Bank Credit Facility will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company's strategy, however, is to make other acquisitions as part of an effort to expand it presence in the Gulf and diversify into selected international markets. To the extent the Company is successful in identifying such acquisition opportunities, it most likely will require additional debt or equity financing depending on the size of such acquisitions.


                       PART II.    OTHER INFORMATION
            ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3.1 Certificate of Incorporation of the Company.(1)

     3.2 By Laws of the Company.(2)

    10.1 Amendment No. 4 to the Revolving Credit Agreement among Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine Services, Inc. and First National Bank of Boston, Hibernia National Bank and First National Bank of Commerce, as Banks and the First National Bank of Boston, as agent dated as of February 7, 1997. (3)

    10.2 Vessel Purchase Agreement dated as of January 6, 1997 between Trico Marine Assets, Inc. and Laborde Marine, L.L.C. (3)

    11.1 Computation of Earnings Per Share.

    27.1 Financial Date Schedule.

(b) Reports on Form 8-K:

         Report on Form 8-K dated January 31, 1997 reporting "Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits."

________________________
(1) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on April 25, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990)

(3) Incorporated by reference to the Company's Form 8-K dated January 31,
    1997.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICO MARINE SERVICES, INC.
                              (Registrant)


Date: May 15, 1997             /s/ KENNETH W. BOURGEOIS
                              ---------------------------------------
                              Kenneth W. Bourgeois
                              Chief Accounting Officer and
                              duly authorized officer