Form 10-Q
period 1997-06-30
TRICO MARINE SERVICES INC
filed 1997-08-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                Form 10-Q

      ___*___ Quarterly Report Pursuant to Section 13  or 15(d) of
                     the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 1997

              Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the transition period ____ to ____

                        Commission File Number 0-28316

                           TRICO MARINE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                             72-1252405
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


      250 North American Court
      Houma, LA                                   70363
      (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code (504) 851-3833 610 Palm Street, Houma, LA 70364
      (Former address, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes____*_____ No_________

      As of August 12, 1997 there were 15,648,148 shares outstanding of the Registrant's Common Stock, par value $.01 per share.




                      PART I.   FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS

               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                              (Unaudited)
                         (Dollars in thousands)


                                                                           June 30,          December 31,
                                                                             1997               1996
                                  ASSETS

Current assets:
    Cash and cash equivalents                                           $     5,918         $    1,047
    Accounts receivable, net                                                 20,960             17,409
    Prepaid expenses and other current assets                                   784                591
                                                                        ------------        ------------
       Total current assets                                                  27,662             19,047
                                                                        ------------        ------------
Property and equipment, at cost:
    Land and buildings                                                        2,212               1,565
    Marine vessels                                                          156,756             120,403
    Construction-in-progress                                                 11,571               7,153
    Transportation and other                                                  1,099                 853
                                                                        ------------        ------------
                                                                            171,638             129,956

Less accumulated depreciation and amortization                              15,301              10,814
                                                                        ------------        ------------

    Net property and equipment                                              156,357             119,142
                                                                        ------------        ------------

Other assets, net                                                            10,099               5,166
                                                                        ------------        ------------
                                                                        $   194,098         $   143,355
                                                                        ============        ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $     5,983         $     5,162
    Accrued expenses                                                          4,797               3,812
                                                                        ------------        ------------

      Total current liabilities                                              10,780               8,974
                                                                        ------------        ------------

Long-term debt                                                               49,500              21,000
Deferrred income taxes, net                                                  15,118               9,401
                                                                        ------------        ------------

      Total liabilities                                                      75,398              39,375
                                                                        ------------        ------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares authorized, issued
     15,646,378 and 15,601,960 shares,outstanding 15,574,346 and
     15,529,928 shares at June 30, 1997 and December 31, 1996,
     respectively                                                               156                 156
    Additional paid-in capital                                               93,893              93,818
    Retained earnings                                                        24,652              10,007
    Treasury stock, at par value, 72,032 shares                                 (1)                 (1)
                                                                        ------------        ------------

      Total stockholders' equity                                            118,700             103,980
                                                                        ------------        ------------

                                                                        $   194,098         $   143,355
                                                                        ============        ============


      The accompanying notes are an integral part of these consolidated financial statements.



               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited)

            (Dollars in thousands, except per share amounts)


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30
                                                  -----------   ------------  ------------   ------------
                                                       1997          1996           1997         1996
                                                  -----------   ------------  ------------   ------------
Revenues:
   Charter hire                                   $    26,293   $    11,099   $     49,781   $   19,475
   Other vessel income                                    -              12              4           20
                                                  -----------   ------------  ------------   ------------
       Total revenues                                  26,293        11,111         49,785       19,495

Operating expenses:                               ------------  ------------  ------------   ------------
  Direct vessel operating expenses                      9,073         5,696         17,220       10,383
  General  and administrative                           1,314           724          2,732        1,385
  Amortization of marine inspection costs                 692           467          1,274          897
  Other                                                    66            65            137          169
                                                  ------------  ------------  ------------   ------------
    Total operating expenses                           11,145         6,952         21,363       12,834
                                                  ------------  ------------  ------------   ------------
Depreciation and amortization expense                   2,394           994          4,676        1,818
                                                  ------------  ------------  ------------   ------------
Operating income                                       12,754         3,165         23,746        4,843

Interest expense                                          788           624          1,514        1,660
Amortization of deferred financing costs                   18            85             35          187
Gain on sale of assets, net                              (260)           -            (253)          -
Other income, net                                         (59)          (29)           (80)         (41)
                                                  ------------  ------------  ------------   ------------
Income before income taxes and extraordinary item      12,267         2,485         22,530        3,037

Income tax expense                                      4,293           867          7,885        1,055
                                                  ------------  ------------  ------------   ------------
Income before extraordinary item                        7,974         1,618         14,645        1,982

Extraordinary item, net of taxes                          -            (917)            -          (917)
                                                  ------------  ------------  ------------   ------------
Net income                                        $     7,974   $       701    $    14,645   $    1,065
                                                  ============  ============  ============   ============

Weighted average common shares  and
   equivalents outstanding                         16,854,189    11,167,496     16,859,430    9,090,536
                                                  ============  ============  ============   ============
Earnings per common share and equivalent
  outstanding:
    Income before extraordinary item              $      0.47   $      0.14    $      0.87   $     0.22
    Extraordinary item                                     -          (0.08)             -        (0.10)
                                                  ------------  ------------   ------------  ------------
     Net income                                   $      0.47   $      0.06    $      0.87   $     0.12
                                                  ============  ============   ============  ============

The accompanying notes are an integral part of these consolidated financial statements




               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                          (Dollars in thousands)



                                                                                    Six Months Ended
                                                                                        June 30,

                                                                             ------------    ------------
                                                                                   1997             1996
                                                                             ------------    ------------
Cash flows from operating activities:
 Net income                                                                   $    14,645     $    1,065
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                    5,985          2,932
   Extraordinary charge                                                                 -          1,411
   Deferred income taxes                                                            5,717            561
   Interest on subordinated debt                                                        -            461
   Gain on sale of assets, net                                                       (253)            -
   Provision for doubtful accounts                                                     60             70
   Equity in loss of affiliate                                                         80             -
 Changes in operating assets and liabilities:
   Accounts receivable                                                             (4,047)        (2,169)
   Prepaid expenses and other current assets                                         (192)          (597)
   Accounts payable and accrued expenses                                            1,807         (1,025)
 Other, net                                                                          (296)          (410)
                                                                             ------------    ------------
       Net cash provided by operating activities                                   23,506          2,299
                                                                             ------------    ------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (42,558)       (15,724)
    Deferred marine inspection costs                                               (5,455)          (595)
    Proceeds from sales of assets                                                   1,115             -
    Investment in unconsolidated affiliate                                           (264)          (947)
                                                                             ------------    ------------
           Net cash used in investing activities                                  (47,162)       (17,266)
                                                                             ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of registration expenses                 75         48,410
  Proceeds from issuance of long-term debt                                         33,500          6,169
  Repayment of long-term and subordinated debt                                     (5,000)       (38,929)
  Deferred financing costs and other                                                  (48)          (512)
                                                                             ------------    ------------
       Net cash provided by financing activities                                   28,527         15,138
                                                                             ------------    ------------

Net increase in cash                                                                4,871            171

Cash and cash equivalents at beginning of period                                    1,047          1,117
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                    $     5,918      $   1,288
                                                                             ============    ============

Supplemental information:
  Income taxes paid                                                           $     1,493      $       2
                                                                              ===========    ============

  Interest paid                                                               $     1,622      $   4,442
                                                                              ===========    ============


The accompanying notes are an integral part of these consolidated financial statements.



                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1996.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2. Bank Credit Agreements:

Effective February 7, 1997, the Company increased its agreement with its bank lenders (the "Bank Credit Facility") to $65,000,000. On July 16, 1997 the Company extended the maturity date of the Bank Credit Facility to July 31, 2003, extended the revolving portion of the Bank Credit Facility to July 31, 1999 and amended certain covenants, including restrictions on additional indebtedness, which permitted the issuance of $110,000,000 of 8 1/2% Senior Notes due August 1, 2005.

3. Acquisitions:

In January 1997, the Company entered into agreements with two companies to acquire seven supply vessels and one utility vessel for $36,200,000. The first transaction for the acquisition of five of the supply vessels and the utility vessel was completed on January 31, 1997, with the Company borrowing $22,000,000 under the Bank Credit Facility to fund a portion of the purchase price. The second transaction for two supply vessels was completed with the acquisition of the first vessel on June 25, 1997 and the second vessel on July 3, 1997. The Company borrowed $8,000,000 under its Bank Credit Facility to fund a portion of the purchase price of the two vessels.

In June 1997 the Company entered into an agreement to acquire 12 supply vessels for $69,000,000. Eleven of the vessels were acquired for a total of $62,000,000 on July 21, 1997. The purchase was funded with a portion of the proceeds of the Company's $110,000,000 of 8 1/2% Senior Notes issued July 21, 1997. The Company expects the acquisition of the twelfth vessel to be completed in September 1997 with the Company funding a portion of the purchase price with borrowings under its Bank Credit Facility.

4. Authorized Shares and Stock Split:

On May 22, 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 15 million to 40 million (the"Amendment"). A two-for-one split of the Company's common stock in the form of a 100% stock dividend that was previously declared by the Company's Board of Directors subject to approval of the Amendment by the Company's stockholders, was paid on June 9, 1997. The financial statements have been restated to reflect all effects of this stock split, including all share amounts and per share data.



                      TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                       (Unaudited)

5. New Accounting Standards:

In February 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, Statement No. 128 "Earnings Per Share" and Statement No. 129 "Disclosure of Information About Capital Structure," both effective for financial statements issued for periods ending after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

6. Subsequent Events:

On July 21, 1997 the Company issued $110,000,000 of 8 1/2% Senior Notes due 2005
(the "Notes").   The Notes are unsecured and are guaranteed by the Company's
principal   subsidiaries,   Trico  Marine  Assets,  Inc.  and  Trico  Marine
Operators, Inc.  Interest is  payable semi-annually on February 1 and August
1  of  each  year  commencing  February   1,  1998.    Except   in   certain
circumstances, the Notes may not be prepaid until August 1, 2001 at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments arerequired on the Notes until their final maturity.

The Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. The proceeds received
from  the  Notes  were  $106,419,000,   net  of  underwriting  discounts  of
$3,581,000. Of the proceeds, the Company used $62,000,000 to purchase 11 supply boats and $44,419,000 to repay amounts outstanding under the Bank Credit Facility.

Separate financial staements of Trico Marine Assets, Inc. and Trico Marine Operators, Inc. (the "Subsidiary Guarantors") are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries (other than insignificant subsidiaries), (c) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, (d) the Subsidiary Guarantors have jointly and severally guaranteed the Company's obligations under the Notes on a full and unconditional basis (subject to a standard fraudulent conveyance savings clause) and (e) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 1997 were $26.3 million and $49.8 million, respectively, an increase of 136.6% and 155.4% compared to the $11.1 million and $19.5 million in revenues for the quarter and six months of 1996, respectively. This increase was principally due to the improved average vessel day rates and the growth in the Company's supply boat fleet in the Gulf of Mexico ("Gulf"). The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                               Three  months ended       Six months ended
                                    June 30,                 June 30,
                                1997        1996         1997        1996
Average Day Rates:
Supply                        $7,077      $4,256       $6,833      $3,887
Lift                           5,528       4,591        5,507       4,710
Crew/Line Handling             1,993       1,521        1,919       1,527

Utilization:
Supply                           84%         98%          86%         93%
Lift                             71%         64%          69%         61%
Crew/Line Handling              100%         93%          97%         94%

Average Number of Vessels:
Supply                          38.0        18.5         36.9        17.3
Lift                             6.0         6.0          6.0         6.0
Crew/Line Handling              24.4        25.0         24.5        21.7

Supply boat day rates for the second quarter and first six months of 1997 rose 66.3% to $7,077 and 75.8% to $6,833, respectively, compared to $4,256 and $3,887 for the comparable 1996 periods due to the strong market conditions in the Gulf. Lift boat day rates averaged $5,528 for the quarter and $5,507 for the first six months of 1997, an increase of 20.4% and 16.9%, respectively, compared to $4,591 and $4,710 for the comparable 1996 periods. While the Company's supply boats experienced strong demand and effectively full utilization levels during the periods, utilization for the Company's supply boat fleet decreased for the first quarter and six month period due to a large number of scheduled vessel drydockings in 1997 compared to the year-ago periods. Utilization for the Company's lift boats increased to 71% and 69% for the second quarter and first six months of 1997, respectively, compared to 64% and 61% for the year-ago periods, despite the impact in the second quarter of 1997 of one of the 170-foot class lift boats being unavailable for service for 66 days of the quarter for upgrade and repairs.
The improvement in day rates and utilization for the lift boats during 1997 is due to improved market conditions in the Gulf for offshore platform repair and maintenance and well-servicing activities. Day rates for crew boats and line handling vessels increased 31.0% to $1,993 for the second quarter, from $1,521 for the second quarter of 1996, due to the increase in day rates for crew boats in the Gulf. Utilization for the crew boats and line handling vessels increased to 100% for the second quarter of 1997, compared to 93.0% for the comparable 1996 period due to strong demand for crew boats in the Gulf and the long term contracts for the line handling vessels in Brazil.

During the second quarter and first six months of 1997, direct vessel operating expenses increased to $9.1 million (34.5% of revenues) and $17.2 million (34.6% of revenues), respectively, compared to $5.7 million (51.3% of revenues) and
10.4 million (53.3% of revenues) for the second quarter and first six months of 1996 due to the expanded vessel fleet, and to a lesser extent, increased labor, repair and maintenance costs. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in average vessel day rates during the second quarter and first six months of 1997.


Depreciation and amortization expense increased to $2.4 million and $4.7 million for the second quarter and first six months of 1997, respectively, up from $994,000 and $1.8 million for the year-ago periods due to the expanded vessel fleet. Amortization of marine inspection costs increased to $692,000 and $1.3 million for the second quarter and six month period of 1997, respectively, from $467,000 and $897,000 in the comparable 1996 periods, due to the amortization of increased drydocking and marine inspection costs associated with the expanded fleet of vessels.

General and administrative expenses increased to $1.3 million (5.0% of revenues) and $2.7 million (5.5% of revenues) in the 1997 second quarter and six month period, respectively, from $724,000 (6.5% of revenues) and $1.4 million (7.1% of revenues) for the 1996 periods due to additions of personnel in connection with the growth in the Company's vessel fleet. General and administrative expenses, as a percentage of revenues, decreased in the second quarter and six-month period as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

Interest expense increased to $788,000 for the second quarter of 1997 from $624,000 for the second quarter of 1996. Average bank debt outstanding increased to $44.0 million in the second quarter of 1997, compared to $18.2 million for the 1996 period, due to borrowings incurred to fund the acquisition of three vessels in December 1996 and six vessels in January 1997, and the repayment of all borrowings under the Company's Bank Credit Facility in the year-ago quarter with proceeds from the Company's initial public offering completed in May 1996. For the first six months of 1997 interest expense decreased to $1.5 million from $1.7 million due to the prepayment of subordinated debt in May 1996 with proceeds from the Company's initial public offering and due to lower average interest rates on the Company's bank debt for the 1997 six month period.

In the second quarter and first six months of 1997, the Company had income tax expenses of $4.3 million and $7.9 million, respectively, compared to income tax expense of $867,000 and $1.1 million in the 1996 periods.

As a result of the repayment of all debt outstanding under the Company's Bank Credit Facility and its subordinated debt in the second quarter of 1996, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of unamortized debt issuance costs in the year-ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services in the Gulf by pursuing opportunities to acquire vessel fleets or single vessels and by diversifying into international markets. In this period, the Company acquired 25 supply boats at an aggregate cost of $102.5 million and in July 1997 acquired, or agreed to acquire, an additional 12 supply boats for $69 million. Additionally, as part of its strategy, the Company has upgraded, or is in the process of upgrading, two supply boats by lengthening them from 180 to 220 feet, and is completing the construction of two vessels for the Brazilian market.

Funds during the first six months of 1997 were provided by $33.5 million in net proceeds from borrowings under the Company's Bank Credit Facility, $23.5 million in funds from operating activities and $1.1 million from the sale of assets. During the period, the Company repaid $5.0 million of debt and made capital expenditures totaling $48.0 million.

Capital expenditures for the six months of 1997 consisted principally of $30.6 million for the acquisition of six supply vessels and one utility vessel in the
Gulf,  and $5.5 million of U.S. Coast Guard drydocking  costs.   Other  capital
expenditures totaling $11.9 million consisted primarily of vessel upgrade or construction projects on four vessels, two of which are for the Gulf market and two for the Brazilian market. The Stones River was a 180 foot supply boat that the Company acquired in 1996 and rebuilt and lengthened to 220 feet and which began a charter contract in March 1997. In January 1997, the Company also began upgrading one of its acquired vessels, renamed the Elkhorn River, by lengthening it from 180 to 220 feet and adding a dynamic positioning system. This vessel will be placed in service in the fourth quarter of 1997. During the period, the Company continued construction in Brazil of a 200-foot supply boat, which, once completed, will commence a two year charter contract with Petrobras in the third quarter of 1997. The Company also continued construction of the SWATH vessel during the quarter, which is expected to be placed into operation in the first quarter of 1998 under a five year charter contract with Petrobras.



On July 21, 1997, the Company issued $110 million of 8 1/2% Senior Notes due 2005 (the "Notes"). The Notes are unsecured and are guaranteed by Trico Marine Assets, Inc. and Trico Marine Operators, Inc., the Company's principal subsidiaries (the "Subsidiary Gaurantors"). Interest is payable semi-annually on February 1 and August 1 of each year commencing Ferbruary 1, 1998. Except in certain circumstances, the Notes may not be prepaid until August 1, 2001 at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions.

Net proceeds received from the Notes of $106.4 million, were used to acquire 11 supply boats for $62 million and to repay $44.4 million of amounts outstanding under the Bank Credit Facility on July 21, 1997. As part of the 11 boat acquisition, the Company has agreed to acquire an additional supply boat once the seller completes lengthening the vessel from 205 feet to 225 feet which is expected to occur in September 1997. The Company anticipates borrowing under its Bank Credit Facility to fund a portion of the vessel's $7 million purchase price.

The Company's Bank Credit Facitliy provides a revlolving commitment of up to $65.0 million, and as of August 12, 1997, the Company had $4.0 million of outstanding borrowings under the Bank Credit Facility. On July 16, 1997, the Bank Credit Facility was amended to, among other things, extend the maturity of the revolving portion to July 31, 1999 and extend its final maturity to July 31, 2003 (the "Amendment"). The Bank Credit Facility bears interest at LIBOR plus a margin that depends on the Company's debt coverage ratio (currently approximately 7.1% per annum) with a fee of 3/8% per annum on the undrawn portion. The Bank Credit Facility is collateralized by mortgages on certain of the Company's vessels and requires the Company to maintain certain financial ratios. In connection with the Amendment, certain restrictive covenants were also amended, including restrictions on additional indebtedness, to permit issuance of the Notes. Although the Bank Credit Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, the Bank Credit Facility expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.


The Company believes its capital expenditures for the second half of 1997 will total approximately $13 million for U.S. Coast Guard drydocking costs and the Company's existing vessel upgrade and  vessel  construction  projects, but excluding vessel acquisitions totaling $12.6 million of which one vessel was acquired at the beginning of July, and the second vessel is expected to
be acquired in September  1997.   The  Company  believes  cash  generated from
operations and availability under the Bank Credit Facility will be sufficient to fund its capital projects and working capital requirements.
The  Company's  strategy,  however,  is  to  make  other  acquisitions as  part of an effort to expand its presence in the  Gulf  and  diversify  into
selected   international   markets.    To  the  extent  such  acquisitions  are
significant in size, the Company may require additional debt or equity financing.


                    PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 22, 1997 (the "Annual Meeting").

(b) At the Annual Meeting, Ronald O. Palmer and Garth H. Greimann were reelected to serve until the annual meeting of stockholders for the year 2000. In addition to the directors elected at the Annual Meeting, the terms of H.K. Acord, Edward C. Hutcheson, Jr., Thomas E. Fairley and Benjamin F. Bailar continued after the Annual Meeting.

(c)   At  the  Annual Meeting, holders of shares of the Company's  Common
Stock
      (i) elected two directors with the number of votes cast for and withheld from such nominees as follows:

            Name                       For                 Withheld

            Ronald O. Palmer           6,757,646           19,010
            Garth H. Greimann          6,757,646           19,010

      (ii) approved a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 15,000,000 to 40,000,000. The number of votes cast for and against this proposal were as follows:

                    For               Against

                    4,435,407         2,249,865

With respect to this proposal, there were also 51,732 abstentions and 39,652 broker non-votes.

      (iii) approved a proposal to amend the Company's 1996 incentive Compensation Plan. The number of votes cast for and against the proposal were as follows:

                    For               Against

                    4,811,147         1,864,250

With respect to this proposal, there were also 52,942 abstentions and 48,317 broker non-votes.




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

       3.1 Amended  and  Restated   Certificate   of   Incorporation   of  the
          Company.<F1>

       3.2 By Laws of the Company as amended.<F1>

       4.1 Indenture dated July 21, 1997.<F1>

      10.1 Vessel Purchase Agreement dated as of June 18, 1997 between Trico Marine Assets, Inc. and Otto Candies, Inc.<F1>

      10.2 Amendment No. 5 to the Revolving Credit Agreement among Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine Services, Inc. and BankBoston, N.A., Hibernia National Bank and First National Bank of Commerce, as Banks and BankBoston, N.A., as agent dated as of July 16, 1997.<F1>

      10.3 Registration Rights Agreement dated July 21, 1997.<F1>

      11.1 Computation of Earnings Per Share.

      27.1 Financial Date Schedule.
___________________

<F1>   Incorporated by reference to the Company's Form 8-K dated July 21, 1997.


b) Reports on Form 8-K:

          Report on Form 8-K dated July 21, 1997 reporting "Item 2 and 5 - Acquisition or Disposition of Assets; Other Events and Item 7 - Financial Statements and Exhibits".





                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TRICO MARINE SERVICES, INC.
                                             (Registrant)





            Date: August 14, 1997       /s/   KENNETH W. BOURGEOIS

                                              Kenneth W. Bourgeois
                                              Chief Accounting Officer
                                              and duly authorized officer