Form 10-Q
period 1997-09-30
TRICO MARINE SERVICES INC
filed 1997-11-10
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-Q

       X     Quarterly Report Pursuant to Section 13  or 15(d) of
     -----          the Securities Exchange Act of 1934
             For the quarterly period ended September 30, 1997

             Transition Report Pursuant to Section 13 or 15(d)
     ------        of the Securities Exchange Act of 1934
            For the transition period _______  to _______

                       Commission File Number 0-28316

                         TRICO MARINE SERVICES, INC.
          (Exact name of registrant as specified in its charter)

     Delaware                                         72-1252405
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


     250 North American Court
     Houma, Louisiana                                    70363
(Address of principal executive offices)              (Zip Code)


Registrant's  telephone  number, including area code (504) 851-3833

                    610 Palm Street, Houma, Louisiana 70364
               (Former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                              -------      -------
As of October 31, 1997 there were 15,683,566 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                       PART I.   FINANCIAL INFORMATION

                       ITEM 1.   FINANCIAL STATEMENTS

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                              (Dollars in thousands)

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------
                                       ASSETS

Current assets:
    Cash and cash equivalents                            3,508           1,047
    Accounts receivable, net                            26,087          17,409
    Prepaid expenses and other current assets              837             591
                                                   -------------   ------------
       Total current assets                             30,432          19,047
                                                   -------------   ------------
Property and equipment, at cost:
    Land and buildings                                   2,262           1,565
    Marine vessels                                     225,085         120,403
    Construction-in-progress                            19,604           7,135
    Transportation and other                             1,652             853
                                                   -------------   ------------
                                                       248,603         129,956

Less accumulated depreciation and amortization          18,565          10,814
                                                   -------------   ------------
    Net property and equipment                         230,038         119,142
                                                   -------------   ------------
Other assets, net                                       17,287           5,166
                                                   -------------   ------------
                                                       277,757         143,355
                                                   =============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     8,243           5,162
    Accrued expenses                                     9,264           3,812
                                                   -------------   ------------
       Total current liabilities                        17,507           8,974

Long-term debt                                         114,000          21,000
Deferred income taxes, net                              17,497           9,401
                                                   -------------   ------------
       Total liabilities                               149,004          39,375
                                                   -------------   ------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value, 40,000,000
    shares authorized, issued 15,755,598 and
    15,601,960 shares, outstanding 15,683,566
    and 15,529,928 shares at September 30, 1997
    and December 31, 1996, respectively                    158             156
    Additional paid-in capital                          94,143          93,818
    Retained earnings                                   34,453          10,007
    Treasury stock, at par value, 72,032 shares             (1)             (1)
                                                   -------------   ------------
       Total stockholders' equity                      128,753         103,980
                                                   -------------   ------------
                                                       277,757         143,355
                                                   =============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

              (Dollars in thousands, except per share amounts)


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                               ----------------------   ----------------------
                                                  1997        1996          1997        1996
                                               ----------  ----------   ----------  ----------
Revenues:
     Charter hire                                 34,094      13,379       83,875      32,854
     Other vessel income                               -          11            4          31
                                               ----------  ----------   ----------  ----------
        Total revenues                            34,094      13,390       83,879      32,885

Operating expenses:
     Direct vessel operating expenses             11,168       5,931       28,388      16,314
     General  and administrative                   1,425         839        4,157       2,224
     Amortization of marine inspection costs         819         535        2,093       1,432
     Other                                            67          42          204         211
                                               ----------  ----------   ----------  ----------
        Total operating expenses                  13,479       7,347       34,842      20,181
                                               ----------  ----------   ----------  ----------
Depreciation and amortization expense              3,319       1,043        7,995       2,861
                                               ----------  ----------   ----------  ----------
Operating income                                  17,296       5,000       41,042       9,843

Interest expense                                   2,163          50        3,677       1,710
Amortization of deferred financing costs             109          30          144         217
Gain on sale of assets, net                           (2)          -         (255)         (7)
Other income, net                                    (54)        (31)        (134)        (65)
                                               ----------  ----------   ----------  ----------
Income before income taxes and extraordinary
 item                                             15,080       4,951       37,610       7,988

Income tax expense                                 5,279       1,733       13,164       2,788

Income before extraordinary item                   9,801       3,218       24,446       5,200

Extraordinary item, net of taxes                      -           -             -        (917)
                                               ----------  ----------   ----------  ----------
Net income                                         9,801       3,218       24,446       4,283


Weighted average common shares  and
     equivalents outstanding                  16,946,275  15,039,660   16,888,569  11,171,074
                                              =========== ===========  =========== ===========
Earnings per common share and equivalent
     outstanding:
        Income before extraordinary item            0.58        0.21         1.45        0.46
        Extraordinary item                             -           -            -       (0.08)
                                               ----------  ----------   ----------  ----------
        Net income                                  0.58        0.21         1.45        0.38
                                               ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statemnets.



                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                           (Dollars in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                 1997           1996
                                                            -------------    -----------
Cash flows from operating activities:
   Net income                                                   24,446          4,283
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                           10,232          4,556
        Extraordinary charge                                        -           1,411
        Deferred income taxes                                    8,096          2,294
        Interest on subordinated debt                               -             461
        Amortization of senior note discount expense                14              -
        Gain on sale of assets, net                               (255)            (7)
        Provision for doubtful accounts                             90            100
        Equity in loss of affiliate                                120              -
   Changes in operating assets and liabilities:
        Accounts receivable                                     (9,204)        (3,329)
        Prepaid expenses and other current assets                 (246)          (530)
        Accounts payable and accrued expenses                    8,534           (756)
   Other, net                                                     (745)        (1,124)
                                                            -------------    -----------
             Net cash provided by operating activities          41,082          7,359
                                                            -------------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                        (119,545)       (29,183)
   Deferred marine inspection costs                             (8,889)        (1,300)
   Proceeds from sales of assets                                 1,121             27
   Investment in unconsolidated affiliate                         (370)        (1,251)
                                                            -------------    -----------
             Net cash used in investing activities            (127,683)       (31,707)
                                                            -------------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
     registration expenses                                         327         48,394
   Proceeds from issuance of long-term debt                    142,928         16,169
   Repayment of long-term and subordinated debt                (50,500)       (38,929)
   Deferred financing costs and other                           (3,693)          (626)
                                                            -------------    -----------
             Net cash provided by financing activities          89,062         25,008
                                                            -------------    -----------

Net increase in cash                                             2,461            660

Cash and cash equivalents at beginning of period                 1,047          1,117
                                                            -------------    -----------
Cash and cash equivalents at end of period                       3,508          1,777
                                                            =============    ===========

Supplemental information:
   Income taxes paid                                             2,453             2
                                                            =============    ===========
   Interest paid                                                 2,002         4,445
                                                            =============    ===========


The accompanying notes are an integral part of these consolidated financial





                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1996.

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

In June 1997 the Company entered into an agreement to acquire 12 supply vessels for $69,000,000. Eleven of the vessels were acquired for a total of $62,000,000 on July 21, 1997. The purchase was funded with a portion of the proceeds of the Company's $110,000,000 of 8 1/2% Senior Notes issued July 21, 1997. The Company acquired the twelfth vessel on October 29, 1997 with the Company borrowing $4,500,000 under the Bank Credit Facility to fund a portion of the purchase.

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





                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)

5. Senior Notes:

On July 21, 1997 the Company issued $110,000,000 of 8 1/2% Senior Notes due 2005 (the "Notes"). The Notes are unsecured and are guaranteed by the Company's principal subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. Interest is payable semi-annually on February 1 and August 1 of each year commencing February 1, 1998. Except in certain circumstances, the Notes may not be prepaid until August 1, 2001 at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments are required on the Notes until their final maturity.

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

Separate financial statements of Trico Marine Assets, Inc. and Trico Marine Operators, Inc. (the "Subsidiary Guarantors") are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries (other than insignificant subsidiaries), (c) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, (d) the Subsidiary Guarantors have jointly and severally guaranteed the Company's obligations under the Notes on a full and unconditional basis (subject to a standard fraudulent conveyance savings clause) and (e) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

6. New Accounting Standards:

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

7. Subsequent Events:

On October 7, 1997, the Company made an offer to purchase all of the outstanding shares of Saevik Supply ASA of Norway ("Saevik"). Saevik provides marine support services to the oil and gas industry operating 17 vessels in the Norwegian and United Kingdom sectors of the North Sea. The offer was made for 165 Norwegian Kroner per share or approximately $23.35 per share, based on exchange rates in effect on the day of the offer. The total purchase price is expected to be approximately $290 million for all shares.




                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                (Unaudited)


7. Subsequent Events, continued:

Saevik's Board of Directors has recommended that shareholders accept the offer and formal offering documents were sent to Saevik's shareholders on October 27, 1997. Trico has already received irrevocable and binding commitments from holders of 19.18% of the shares to sell at the offer price. Closing of the transaction is expected to occur in December 1997.



    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


This  discussion   and  analysis  of  financial  condition  and  results  of
operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1997 were $34.1 million and $83.9 million, respectively, an increase of 154.6% and 155.1% compared to the $13.4 million and $32.9 million in revenues for the quarter and nine months of 1996. This increase was principally due to the growth in the Company's supply boat fleet in the Gulf of Mexico ("Gulf") and the improved average vessel day rates. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                             Three months ended            Nine months ended
                                September 30,                September 30,
                           ----------------------        --------------------

                             1997          1996            1997        1996
                           ---------     --------        ---------    -------
Average Day Rates:
Supply                      $7,590         $5,018         $7,130      $4,302
Lift                         6,013          4,954          5,705       4,805
Crew/Line Handling           2,045          1,579          1,937       1,547

Utilization:
Supply                         85%            93%            85%         93%
Lift                           76%            77%            71%         66%
Crew/Line Handling             98%            96%            97%         95%

Average Number of Vessels:
Supply                        47.7           20.0           40.7        18.2
Lift                           6.0            6.0            6.0         6.0
Crew/Line Handling            23.0           25.0           24.0        22.8


Supply boat day rates for the third quarter and first nine months of 1997 rose 51.3% to $7,590 and 65.7% to $7,130, respectively, compared to $5,018 and $4,302 for the comparable 1996 periods due to the strong market conditions in the Gulf. Lift boat day rates averaged $6,013 for the quarter and $5,705 for the first nine months of 1997, an increase of 21.4% and 18.7%, respectively, compared to $4,954 and $4,805 for the comparable 1996 periods. While the Company's supply boats experienced strong demand and effectively full utilization levels during the periods, utilization for the supply boat fleet decreased for the third quarter and nine month period due to large number of scheduled vessel drydockings in 1997 compared to the year-ago periods. Utilization for the Company's lift boats was 76% and 71% for the third quarter and first nine months of 1997, respectively, compared to 77% and 66% for the year-ago periods. The improvement in day rates for the lift boats during 1997 is due to improved market conditions in the Gulf for offshore platform repair and maintenance and well-servicing activities.

Day rates for crew boats and line handling vessels increased 29.5% to $2,045 for the third quarter, from $1,579 for the third quarter of 1996, due to the increase in day rates for crew boats in the Gulf. Utilization for the crew boats and line handling vessels increased to 98% for the third quarter of 1997, compared to 96% for the comparable 1996 period due to strong demand for crew boats in the Gulf and the long term contracts for the line handling vessels in Brazil.

During the third quarter and first nine months of 1997, direct vessel operating expenses increased to $11.2 million (32.8% of revenues) and $28.4 million (33.8% of revenues), respectively, compared to $5.9 million (44.3% of revenues) and $16.3 million (49.6% of revenues) for the third quarter and first nine months of 1996 due to the expanded vessel fleet and increased labor, repair and maintenance costs. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in average vessel day rates during the third quarter and first nine months of 1997.

Depreciation and amortization expense increased to $3.3 million and $8.0 million for the third quarter and first nine months of 1997, respectively, up from $1.0 million and $2.9 million for the year-ago periods due to the expanded vessel fleet. Amortization of marine inspection costs increased to $819,000 and $2.1 million for the third quarter and nine month period of 1997, respectively, from $535,000 and $1.4 million in the comparable 1996 periods, due to the amortization of increased drydocking and marine inspection costs associated with the larger fleet of vessels.

General and administrative expenses increased to $1.4 million (4.2% of revenues) and $4.2 million (5.0% of revenues) in the 1997 third quarter and nine month period, respectively, from $839,000 (6.3% of revenues) and $2.2 million (6.8% of revenues) for the 1996 periods due to additions of personnel in connection with the growth in the Company's vessel fleet. General and administrative expenses, as a percentage of revenues, decreased in the third quarter and nine month period as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

Interest expense increased to $2.2 million for the third quarter of 1997 from $50,000 for the third quarter of 1996. The increase in interest expense was due to the issuance by the Company, on July 21, 1997, of $110 million of 8 1/2% Senior Notes due 2005 (the "Notes"), and the repayment of all borrowings under the Company's Bank Credit Facility in May 1996 with proceeds from the Company's initial public offering. Proceeds from the Notes were used to purchase 11 supply boats and to repay outstanding indebtedness under the Company's Bank Credit Facility.

In the third quarter and first nine months of 1997, the Company had income tax expenses of $5.3 million and $13.2 million, respectively, compared to income tax expense of $1.7 million and $2.8 million in the 1996 periods. As a result of the repayment of all debt outstanding under the Company's Bank Credit Facility and its subordinated debt in the second quarter of 1996, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000 for the write-off of unamortized debt issuance costs in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services in the Gulf by pursuing opportunities to acquire vessel fleets or single vessels and by diversifying into international markets. In this period, the Company acquired 37 supply boats at an aggregate cost of $171.5 million. Additionally, as part of its strategy, the Company, has upgraded, or is in the process of upgrading, two supply boats by lengthening them from 180 to 220 feet, and is completing the construction of two vessels for the Brazilian market.

Funds during the first nine months of 1997 were provided by $142.9 million in net proceeds from the issuance of the Notes and borrowings under the Company's Bank Credit Facility, $41.1 million in funds from operating activities and $1.1 million from the sale of assets. During the period, the Company repaid $50.5 million of debt and made capital expenditures totaling $128.4 million.

Capital expenditures for the nine months of 1997 consisted principally of $98.5 million for the acquisition of 18 supply vessels and one utility vessel in the Gulf, and $8.9 million of U.S. Coast Guard drydocking costs. Other capital expenditures totaling $21.0 million consisted primarily of vessel upgrade or construction projects on four vessels, two of which are for the Gulf market and two for the Brazilian market. The Stones River was a 180-foot supply boat that the Company acquired in 1996 and rebuilt and lengthened to 220 feet and which began a charter contract in March 1997. In January 1997, the Company also began upgrading one of its acquired vessels, renamed the Elkhorn River, by lengthening it from 180 to 220 feet and adding a dynamic positioning system. This vessel will be placed in service in the fourth quarter of 1997. During the period, the Company continued construction in Brazil of a 200-foot supply boat, which, once completed, will commence a two year charter contract with Petrobras in the fourth quarter of 1997. The Company also continued construction of the SWATH vessel during the quarter, which is expected to be placed into operation in the first quarter of 1998 under a five year charter contract with Petrobras. The Company has received a commitment from the Maritime Administrations Title XI ship financing program to provide long-term financing for approximately $9.6 million of the SWATH vessel's cost.

On July 21, 1997 the Company issued $110 million of the Notes. The Notes are unsecured and are guaranteed by Trico Marine Assets, Inc. and Trico Marine Operators, Inc., the Company's principal subsidiaries (the "Subsidiary Guarantors"). Interest is payable semi-annually on February 1 and August 1 of each year commencing February 1, 1998. Except in certain circumstances, the Notes may not be prepaid until August 1, 2001 at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

Net proceeds received from the Notes of $106.4 million were used to acquire 11 supply boats for $62 million and to repay $44.4 million of amounts outstanding under the Bank Credit Facility. As part of this acquisition, the Company agreed to acquire an additional supply boat once the seller had lengthened the vessel from 205 feet to 225 feet. On October 29, 1997 the vessel lengthening was completed by the seller and the Company acquired the vessel. The vessel, renamed Kings River, will be placed in service by the Company in December 1997. The Company borrowed $4.5 million under its Bank Credit Facility to fund a portion of the vessel's $7 million purchase price.

The Company's Bank Credit Facility provides a revolving commitment of up to $65.0 million, and as of October 31, 1997, the Company had $8.5 million of outstanding borrowings under the Bank Credit Facility. In July 1997, the Bank Credit Facility was amended to, among other things, extend the maturity of the revolving portion to July 31, 1999 and extend its final maturity to July 31, 2003. The Bank Credit Facility bears interest at LIBOR plus a margin that depends on the Company's debt coverage ratio (currently approximately 7.1% per annum) with a fee of 3/8% per annum on the undrawn portion, is collateralized by mortgages on certain of the Company's vessels and requires the Company to maintain certain financial ratios, limits the ability of the Company to incur additional indebtedness, pay dividends or make certain distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Bank Credit Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, the Bank Credit Facility expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.

On October 7, 1997, the Company made an offer to purchase all of the outstanding shares of Saevik Supply ASA of Norway ("Saevik"). Saevik provides marine support services to the oil and gas industry operating 17 vessels in the Norwegian and United Kingdom sectors of the North Sea. The offer was made for 165 Norwegian Kroner per share, or approximately $23.35 per share, based on exchange rates in effect on the day of the offer. The total purchase price is expected to be approximately $290 million for all shares. Saevik's Board of Directors has recommended that shareholders accept the offer and formal offering documents were sent to Saevik's shareholders on October 27, 1997. Trico has already received irrevocable and binding commitments from holders of 19.18% of the shares to sell at the offer price. Closing of the transaction is expected to occur in December 1997.

The Company expects to finance the Saevik acquisition with proceeds from an offering of 4,800,000 shares of common stock (the "Offering"), the private placement of an additional $100 million of 8 1/2% Senior Notes due 2005 and advances under the Bank Credit Facility, which will be increased to provide a $150.0 million revolving line of credit. The Company has also obtained a commitment from its commercial lender to provide a $200 million term loan in addition to the Bank Credit Facility that can be used to fund the Saevik acquisition if the equity offering is not completed prior to completion of the acquisition.

Excluding the Saevik acquisition, the Company's capital expenditures for the balance of the year will consist of the remaining expenditures to upgrade two supply vessels for the Gulf, the Kings River and the Elkhorn River, completion of the construction of a 200-foot supply vessel for Brazil and continued construction of the SWATH vessel for Brazil, which is expected to be placed in service in the first quarter of 1998. Additionally, the Company has exercised options to acquire two 230-foot supply vessels, which are currently under construction, from a shipyard on the U.S. Gulf Coast at the estimated cost of approximately $18.0 million. The first vessel, which is expected to be completed by June 1998, has been committed to a three year charter to an oil and gas company active in the Gulf. The second vessel, expected to be delivered in the first quarter of 1999, is expected to be committed to the international market.

Saevik is constructing one 270-foot platform supply vessel that is scheduled for delivery in the first quarter of 1998 and is committed to a three year charter for a North Sea oil and gas operator. Saevik also recently signed a contract to build a 275-foot technologically advanced, multiservice anchor handling/tug/supply vessel with 23,800 horsepower that is scheduled to be delivered no later than May 1999. Expenditures for these vessels are expected to total $32.5 million in 1998.

The Company believes that cash generated from operations together with the proceeds of the Offering, the private placement of an additional $100.0 million of the Notes and borrowings available under the Bank Credit Facility will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company's strategy, however, is to make other acquisitions as part of an effort to expand its presence in the Gulf and selected international markets. To the extent the Company is successful in identifying such acquisition opportunities, it most likely will require additional debt or equity financing depending on the size of such acquisition.




                       PART II.    OTHER INFORMATION
                ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         3.1  Amended  and  Restated  Certificate  of  Incorporation  of  the
              Company.[1]

         3.2  By Laws of the Company as amended.[1]

        11.1  Computation of Earnings Per Share.

        27.1  Financial Date Schedule.

(b) Reports on Form 8-K:

              Report on Form 8-K dated July 21, 1997 reporting "Item 2 and 5 - Acquisition or Disposition of Assets; Other Events and Item 7 - Financial Statements and Exhibits".


**FOOTNOTES**

[1]:Incorporated by reference to the Company's Form 8-K dated July 21, 1997.





                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  TRICO MARINE SERVICES, INC.
                                  (Registrant)


Date: November 6, 1997            /s/   KENNETH W. BOURGEOIS

                                  Kenneth W. Bourgeois
                                  Chief Accounting Office and duly
                                  authorized officer