Form 10-K/A
period 1996-12-31
TRICO MARINE SERVICES INC
filed 1998-03-18
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-K/A

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1996
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-28316

                  Trico Marine Services, Inc.
     (Exact name of registrant as specified in its charter)

           Delaware                          72-1252405
(State or other jurisdiction of   (I.R.S.  Employer Identification No.)
incorporation or organization)

   250 North American Court                   70363
       Houma, Louisiana                     (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number, including area code: (504)851-3833

  Securities registered pursuant to Section 12(b) of the Act:

                              None

  Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $0.01 par value per share
                Preferred Stock Purchase Rights


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   No   X

     The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 11, 1998 was approximately $404,860,000.

     The number of shares of the Registrant's common stock, $0.01
par   value  per  share,  outstanding  at  March  11,  1998   was
20,295,066.

                        EXPLANATORY NOTE


     This Form 10-K/A amends Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and
Item 8 (Consolidated Financial Statements), of the Annual Report on Form 10-K of Trico Marine Services, Inc. (the "Company") for the fiscal year ended December 31, 1996, in order to add the following:

     (a) an additional paragraph, appearing at the end of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," that describes the limitations on the ability of the Company's subsidiaries to pay dividends and make other distributions to the Company.

     (b) an additional paragraph at the end of footnote 15 to the Company's consolidated financial statements that sets forth the following:

          (i)  The Company is a holding company with no assets or
               operations   other   than   investments   in   its
               subsidiaries;

          (ii) The Subsidiary Guarantors (as defined in the new disclosure) are wholly-owned subsidiaries of the Company, comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company;

          (iii)Each of the Subsidiary Guarantors must fully and
               unconditionally  guarantee   the   Company's
               obligations under the Senior Notes (as defined in the new disclosure) on a joint and several basis; and

          (iv) Management has determined that separate  financial
               statements   and   disclosures   concerning    the
               Subsidiary   Guarantors  are   not   material   to
               investors.

     These items are being added in connection with an application by the Company to the Securities and Exchange Commission (granted in February 1998) for a determination that the Company need not include in its consolidated financial statements separate financial information regarding the Subsidiary Guarantors.

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

                                               Year  ended December 31,
                                           1996         1995          1994
Average vessel day rates:
   Supply boats  . . . . . . . . . . ..   $4,917       $3,060        $3,057
   Lift boats   . . . . . . . . . . . .    4,995        4,656         5,017
   Crew/line handling boats (1)(2). . .    1,579        1,480         1,465
Average vessel utilization rate:
   Supply boats  . . . . . . . . . . ..      94%          78%           77%
   Lift boats   . . . . . . . . . . . .      67%          45%           57%
   Crew/line handling boats (1)(2)  . .      95%          85%           82%
Average number of  vessels:
   Supply boats  . . . . . . . . . . ..     21.2         16.0          16.0
   Lift boats   . . . . . . . . . . . .      6.0          5.9           5.0
   Crew/line handling boats(2)  . . . .     23.3         16.8          22.3
__________
(1) Average utilization and day rates for all line handling vessels reflect the contract rates for the Company's 40%- owned, unconsolidated Brazilian affiliate.
(2) Includes one line-handling vessel owned by the Company's 40%- owned, unconsolidated Brazilian affiliate.

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

     In three separate transactions during 1997, the Company issued an aggregate of $280.0 million principal amount of 8-1/2% Senior Notes due 2005 (the "Senior Notes"). Pursuant to the terms of the indentures governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" after the date of issue. Although the Bank Credit Facility, which was amended and restated during 1997, does impose some limitations on the ability of certain of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by those subsidiaries that are Subsidiary Guarantors for scheduled principal and interest payments on the Senior Notes.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                        Page

     Report of Independent Accountants                              7
     Consolidated Balance Sheet as of December 31, 1996 and 1995 8 Consolidated Statement of Operations for the Years Ended
          December 1996, 1995 and 1994                              9
     Consolidated Statement of Stockholders' Equity for  the
          Years Ended December 31, 1996, 1995 and 1994             10
     Consolidated  Statement  of Cash Flows  for  the  Years
          Ended December 31, 1996, 1995 and 1994                   11
     Notes to Consolidated Financial Statements                    12

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

COOPERS & LYBRAND L.L.P.


New Orleans, Louisiana
February 12, 1997



TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 1996 and 1995

(Dollars in thousands)
                             ASSETS                   1996      1995
Current assets:
  Cash and cash equivalents                        $  1,047  $  1,117
  Accounts receivable, net                           17,409     7,417
  Prepaid expenses and other current assets             591       156

     Total current assets                            19,047     8,690

Property and equipment, at cost:
  Land and buildings                                  1,565         -
  Marine vessels                                    120,403    44,257
  Construction-in-progress                            7,135       346
  Transportation and other                              853       856
                                                    129,956    45,459
Less accumulated depreciation and amortization       10,814     6,195

     Net property and equipment                     119,142    39,264

Other assets                                          5,166     4,159
                                                   $143,355  $ 52,113

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  5,162  $  3,656
  Accrued expenses                                    3,812     2,878
  Current portion of long-term debt                       -     3,000

     Total current liabilities                        8,974     9,534

Long-term debt                                       21,000    23,695
Subordinated debt and accrued interest thereon            -    13,085
Deferred income taxes                                 9,401        87

     Total liabilities                               39,375    46,401

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
  authorized,issued 7,836,996 and 3,123,358 shares,
  outstanding 7,764,964 and 3,051,326 shares at
  December 31, 1996 and 1995, respectively               78        31
  Additional paid-in capital                         93,896     5,649
  Retained earnings                                  10,007        33
  Treasury stock, at par value, 72,032 shares at
  December 31, 1996 and 1995, respectively               (1)       (1)

     Total stockholders' equity                     103,980     5,712
                                                   $143,355  $ 52,113

The accompanying notes are an integral part of these consolidated financial statements.



TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands, except share and per share amounts)

                                                1996       1995         1994
Revenues:
  Charter Fees                             $   53,442  $   26,657   $   28,895
  Other vessel income                              42          41          139

     Total revenues                            53,484      26,698       29,034

Operating expenses:
  Direct vessel operating expenses             24,150      16,988       17,165
  General and administrative                    3,277       2,509        2,057
  Amortization of marine inspection costs       2,158       1,930        1,490
  Other                                           309         545          764

     Total operating expenses                  29,894      21,972       21,476

Depreciation expense                            4,478       2,740        2,786

Operating income                               19,112       1,986        4,772

Interest expense                                2,282       3,850        3,767
Amortization of deferred financing costs          263         381          344
Gain on sales of assets                           (59)       (244)           -
Other income, net                                 (79)        (32)         (51)

Income (loss) before income taxes              16,705      (1,969)         712

Income tax expense (benefit)                    5,814        (670)         226

Income (loss) before extraordinary item        10,891      (1,299)         486
Extraordinary item, net of taxes                 (917)          -            -

Net income (loss)                          $    9,974  $   (1,299)  $      486

Weighted average common shares outstanding  6,190,451   3,050,521    3,010,285

Primary and fully diluted earnings per
  share:
  Income (loss) before extraordinary item        1.76       (0.43)        0.16
  Extraordinary item, net of tax                (0.15)         -            -

Net income (loss) per average common share
  outstanding                              $     1.61  $    (0.43)  $     0.16


The accompanying notes are an integral part of these consolidated financial statements.


TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands)

                                                    Additional                 Treasury Stock
                                  Common Stock        Paid-in      Retained              Par
                               Shares      Dollars    Capital      Earnings     Shares  Value
Balance, January 1, 1994     3,082,103    $    31   $  5,574       $   846      72,032  $ (1)

  Issuance of common stock      36,672          -         66             -           -     -

  Net  income                        -          -          -           486           -     -

Balance, December 31, 1994   3,118,775         31      5,640         1,332      72,032    (1)

  Issuance of common stock       4,583          -          9             -           -     -

  Net loss                           -          -          -        (1,299)          -     -

Balance, December 31, 1994   3,123,358         31      5,649            33      72,032    (1)

  Issuance of common stock   4,142,500         41     79,497             -           -     -

  Debt conversion              467,613          5      7,476             -           -     -

  Stock options exercised      103,525          1      1,274             -           -     -

  Net   income                       -          -          -         9,974           -     -

Balance, December 31, 1996   7,836,996    $    78   $ 93,896       $10,007      72,032  $ (1)

Share amounts have been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996.


The accompanying notes are an integral part of these consolidated financial statements.




TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 1996, 1995 and 1994

(Dollars in thousands)



                                                                        1996      1995       1994
Net income (loss)                                                    $  9,974  $ (1,299)  $    486
Adjustments  to reconcile net income (loss) to net cash  provided by operating activities:

  Depreciation and amortization                                         6,899     5,051      4,620
  Deferred income taxes                                                 3,811      (670)       577
  Interest on subordinated debt                                           461     1,117      1,009
  Extraordinary item                                                    1,411         -          -
  Gain on sales of assets                                                 (59)     (244)         -
  Provision for doubtful accounts                                         130       240        240
  Equity in loss of affiliate                                              18         -          -
Change in operating assets and liabilities:
  Accounts receivable                                                 (10,123)       91       (549)
  Prepaid expenses and other current assets                              (435)       25         72
  Accounts payable and accrued expenses                                 3,526     2,327        191
Other, net                                                               (661)     (227)        20

     Net cash provided by operating activities                         14,952     6,411      6,666

Cash flows from investing activities:
  Purchases of property and equipment                                 (79,135)   (5,343)      (379)
  Deferred marine inspection costs                                     (2,292)   (2,115)    (1,792)
  Proceeds from sales of assets                                           439     1,337      3,139
  Investment in unconsolidated affiliate                               (1,293)        -          -

     Net cash provided by (used in) investing activities              (82,281)   (6,121)       968

Cash flows from financing activities:
  Proceeds from issuance of common stock                               79,726         9         66
  Proceeds from issuance of long-term debt and subordinated debt       57,669     4,517      2,883
  Repayment of long-term debt                                         (63,364)   (5,305)    (9,000)
  Deferred financing costs and other                                     (707)     (164)        (8)
  Payments of subordinated debt and accrued interest thereon           (6,065)        -          -

     Net cash provided by (used in) financing activities               67,259      (943)    (6,059)

Net increase (decrease) in cash and cash equivalents                      (70)     (653)     1,575
Cash and cash equivalents at beginning of period                        1,117     1,770        195
Cash and cash equivalents at end of period                           $  1,047  $  1,117   $  1,770

Supplemental information:
  Income taxes paid                                                  $      6  $      2   $    396
  Income taxes refunded                                              $      -  $    330   $     38
  Interest paid                                                      $  4,737  $  2,865   $  2,079

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

4.   Accounts Receivable:

     The Company's accounts receivable, net consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                  1996     1995
     Trade receivables, net of allowance for doubtful accounts
       of $610 and $480 in 1996 and 1995, respectively         $ 16,172  $ 6,975
     Insurance and other                                          1,237      442
       Accounts receivable, net                                $ 17,409  $ 7,417

     The Company, as agent, bills trade accounts receivables on behalf of the vessels it operates under agreements with third parties. As of December 31, 1996, the Company operated one utility vessel for a third party. The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico and Brazil and are dollar denominated.

5.     Other Assets:

     The Company's other assets, net consists of the following at
     December 31, 1996 and 1995 (in thousands):
                                                                           1996      1995
     Deferred marine inspection costs, net of accumulated
       amortization of $3,335 and $1,459 in 1996 and 1995,respectively  $  2,667  $  2,378
     Deferred financing costs, net of accumulated
       amortization of $28 and $785 in 1996 and 1995, respectively           205     1,104
     Marine vessels spare parts                                              939       386
     Goodwill, net of accumulated amortization of $43 in 1996                664        -
     Investment in and advances to unconsolidated subsidiary                 568        -
     Other                                                                   123       291
       Other assets, net                                                $  5,166  $  4,159


6.     Long-Term Debt and Subordinated Debt:

     The  Company's long-term debt and subordinated debt  consist
     of   the  following  at  December  31,  1996  and  1995  (in
     thousands):

                                                                           1995      1996
     Revolving loan, interest at a base interest rate plus a
      margin, as defined, on the  date  of borrowing (weighted
      average rate  of  7.089% and 10.25% at December 31, 1996
      and 1995, respectively) payable  at  the end of the
      interest period or quarterly, principal due October 8, 2002       $ 21,000  $    800

     Term  loan  A, interest at a base interest rate  plus  1.75%
        (10.25% at December 31, 1995)                                          -    21,195
     Term  loan B, interest at a base rate plus 2.75% (11.25%  at
     December 31, 1995)                                                        -     4,700
                                                                          21,000    26,695
     Less current maturities                                                   -    (3,000)
                                                                                    23,695
     9%  Subordinated  Notes  and accrued interest  thereon,  due
        March 31, 2001                                                         -    13,085
                                                                        $ 21,000  $ 36,780


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

7.   Income Taxes:

     The components of income tax expense (benefit) of the Company for the periods ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                           1996     1995      1994

     Current income taxes:
       U.S. federal income taxes         $ 1,505   $    -    $ (317)
       State income taxes                      4        -       (34)

     Deferred income taxes:
       U.S. federal income taxes           3,713     (667)      572
       State income taxes                     98       (3)        5
                                         $ 5,320   $ (670)   $  226

     The Company's deferred income taxes at December 31, 1996 and 1995 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

                                                    1996      1995

     Accumulated depreciation and amortization    $15,108   $ 7,811
     P&I insurance reserves                          (680)     (474)
     Alternative minimum tax credit carryforwards    (451)      (29)
     Net operating loss carryforward               (5,199)   (7,300)
     Other                                           (257)       79

       Deferred income tax liability, net         $ 8,521   $    87


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


                              As Reported   Pro Forma   As Reported   Pro Forma
                                12/31/96    12/31/96      12/31/95     12/31/95

     SFAS 123 Charge          $    -        $    628    $    -        $       8

     APB 25 Charge            $    -        $    -      $    -        $       -

     Net income (loss)        $  9,974      $  9,560    $ (1,299)     $  (1,304)


     Net income (loss) per
     average common share     $   1.61      $   1.54    $  (0.43)     $   (0.43)

9.     Other Related Party Transactions:

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

     Effective February 7, 1997, the Company increased  its  Bank
     Credit Facility to $65,000,000.

    16. Event (Unaudited) Subsequent to the Date of the Report of Independent Accountants:

     In three separate transactions during 1997, the Company issued an aggregate of $280,000,000 of 8-1/2% Senior Notes due 2005 (the "Senior Notes"). Pursuant to the terms of the indentures governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors must fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRICO MARINE SERVICES, INC.
                                       (Registrant)



                              By:      /s/ Thomas E. Fairley
                                         Thomas E. Fairley
                                    President and Chief Executive
Officer

Date:   March 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                        Date


 /s/ Thomas E. Fairley              President and Chief           March 11, 1998
     Thomas E. Fairley               Executive Officer
                                (Principal Executive Officer)

 /s/ Ronald O. Palmer               Chairman of the Board         March 11, 1998
     Ronald O. Palmer


 /s/ Victor  M. Perez          Vice President, Chief Financial    March 11, 1998
     Victor  M. Perez               Officer and Treasurer
                                 (Principal Financial Officer)

 /s/ Kenneth W. Bourgeois       Vice President and Controller     March 11, 1998
     Kenneth W. Bourgeois       (Principal Accounting Officer)


 /s/ Garth H. Greimann                     Director               March 11, 1998
     Garth H. Greimann


 /s/ H. K. Acord                           Director               March 11, 1998
     H. K. Acord


 /s/ Benjamin F. Bailar                    Director               March 11, 1998
     Benjamin F. Bailar


 /s/ Edward C. Hutcheson, Jr.              Director               March 11, 1998
     Edward C. Hutcheson, Jr.