Form 10-K
period 1997-12-31
TRICO MARINE SERVICES INC
filed 1998-03-25
CIK 921549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annualreport pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[_] Transitionreport pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        COMMISSION FILE NUMBER 0-28316

                          TRICO MARINE SERVICES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                72-1252405
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


     250 NORTH AMERICAN COURT
         HOUMA, LOUISIANA                               70363
  (Address of principal executive                    (Zip Code)
             offices)

      Registrant's telephone number, including area code: (504) 851-3833

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 11, 1998 was approximately $404,860,000.

  The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 11, 1998 was 20,295,066.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          TRICO MARINE SERVICES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I...................................................................    1
    Items 1 and 2. Business and Properties...............................     1
    Item 3.        Legal Proceedings.....................................     7
    Item 4.        Submission of Matters To a Vote Of Security Holders...     7
    Item 4A.       Executive Officers of The Registrant..................     7
 PART II..................................................................    9
    Item 5.        Market for Registrant's Common Stock and Related
                   Stockholder Matters...................................     9
    Item 6.        Selected Financial Data...............................    10
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    11
    Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk..................................................    17
    Item 8.        Financial Statements and Supplementary Data...........    18
    Item 9.        Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure..................    40
 PART III.................................................................   40
    Item 10.       Directors and Executive Officers of the Registrant....    40
    Item 11.       Executive Compensation................................    40
    Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management............................................    40
    Item 13.       Certain Relationships and Related Transactions........    40
    Item 14.       Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K..............................................    40
 SIGNATURES...............................................................   42
 FINANCIAL STATEMENT SCHEDULE.............................................  S-1
 EXHIBIT INDEX............................................................  E-1

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

  Trico Marine Services, Inc. ("Trico" or the "Company") is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and offshore Brazil. The services provided by Trico's diversified fleet include transportation of drilling materials, supplies and crews to offshore facilities, towing mobile drilling rigs and equipment from one location to another, and support for the construction, installation, maintenance and removal of those facilities.

  During 1997, the Company significantly expanded its international operations by acquiring all of the outstanding stock of Saevik Supply ASA (together with its subsidiaries, "Saevik Supply"), a then publicly-traded Norwegian company, for approximately $293.7 million, which amount includes certain costs of the transaction, and increased its Gulf fleet by acquiring 19 supply boats. As a result, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. Trico has a total fleet of 100 vessels, including 54 supply vessels, 11 large capacity platform supply vessels ("PSV"), six large anchor handling, towing and supply vessels ("AHTS"), 14 crew boats, six lift boats and nine line-handling vessels. The Company's aggressive strategy of growth through acquisitions, together with increased day rates and strong vessel utilization, has enabled the Company to significantly increase total revenues and achieve strong operating results. Trico is also expanding its fleet through the construction of five new vessels, including (i) a 275-foot, technologically advanced AHTS for use in the North Sea which is expected to be delivered in May 1999, (ii) two 230-foot supply boats which are expected to be delivered in July and December 1998, respectively, and (iii) a "small water area twin hull" crew boat ("SWATH vessel") for use in Brazil, which is expected to be completed in April 1998.

THE INDUSTRY

  Marine support vessels are primarily used to transport personnel, equipment and supplies to drilling rigs, to support the construction and ongoing operation of offshore oil and gas production platforms and as work platforms for offshore construction and platform maintenance. The principal services provided are the transportation of equipment, fuel, water and supplies to offshore facilities; the transfer of personnel between shore bases and offshore facilities; and towing services for drilling rigs and platforms. The principal types of vessels operated by the Company and their competitors can be summarized as follows:

    SUPPLY BOATS. Supply boats are generally at least 150 feet in length, serve drilling and production facilities and support offshore construction and maintenance work. Supply boats are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and dry bulk mud. Accordingly, larger supply boats which have greater liquid mud and dry bulk cement capacities, as well as larger areas of open deck space than smaller supply boats, are generally in higher demand than vessels without those capabilities. However, other characteristics such as maneuverability, fuel efficiency, anchor handling ability and firefighting capacity may also be in demand in certain circumstances.

    PLATFORM SUPPLY VESSELS. PSVs serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. Utilizing space on and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150 feet to 275 feet and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities. The Company's PSVs are primarily in this classification but also are capable of providing construction support services.

    ANCHOR HANDLING, TOWING AND SUPPLY VESSELS. AHTSs are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (generally up to 18,000 brake horsepower for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches.

    CREW BOATS. Crew boats are generally at least 100 feet in length and are chartered principally for the transportation of personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. These boats can be chartered together with supply boats as support vessels for drilling or construction operations, and also can be chartered on a stand-alone basis to support the various requirements of offshore production platforms. Crew boats are constructed from aluminum, and as a result generally have useful lives beyond those of steel-hulled supply boats. These vessels also provide a cost-effective alternative to airborne transportation services and can operate reliably in virtually all types of weather conditions. Generally, utilization and day rates for crew boats are more stable than those of other types of vessels because crew boats are typically used to provide services for production platforms and construction projects, as well as for exploration and drilling activities. The majority of the Company's crew boats are the larger 120-foot vessels.

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

  Gulf of Mexico. The demand for marine equipment and related services in the Gulf has increased significantly during the past few years. The Company's average supply boat day rate, which management believes reflects industry-wide day rates, increased to $8,037 for the fourth quarter of 1997 compared to $6,014 in the fourth quarter of 1996. This increase in day rates was due in large part to the increased demand for marine services that has resulted from overall increased activity levels in the Gulf and also to the reduction in the number of vessels serving the Gulf and overall industry consolidation. The number of offshore supply boats available for service in the Gulf decreased from a peak of approximately 700 in 1985 to approximately 320 at the end of 1997. During the same period, the number of companies operating supply boats of at least 150 feet in length decreased from approximately 80 to 17. Recently, however, several newly-built vessels have entered the Gulf fleet, and the Company and several of its competitors are building new supply boats, several of which will be greater than 220 feet in length and are specially designed for the deep water market. The Company estimates that contracts for the construction of as many as 80 new supply boats have been awarded to Gulf Coast shipyards.

  Although the ongoing transportation, maintenance and repair requirements of offshore production platforms create a baseline demand for marine support vessels, incremental demand is primarily impacted by the level of offshore oil and gas drilling activity. The level of drilling activity is influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies. As a result, utilization and day rates generally correlate to oil and gas prices and drilling activity. Natural gas currently accounts for approximately 70% of all hydrocarbon production in the Gulf, and as a result, activity in this region is highly dependent upon natural gas prices.

  North Sea. The North Sea market area consists of offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, and the area west of the Shetlands. Historically, it has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea market are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market. In comparison to the Gulf, projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons. Consequently, vessel demand in the North Sea is generally more steady and less susceptible to abrupt swings than vessel demand in other regions. Activity in the North Sea generally is at its highest level during the months from April to August and at their lowest levels during November to February.

  The North Sea market area can be broadly divided into three areas: exploration, production platform support and field development or construction. Support of the volatile exploration segment of the market represents the primary demand for AHTS vessels. While PSVs also support the exploration segment, they additionally support the production and field construction segments, which generally are not affected by frequent short-term swings in demand. However, because AHTS vessels are capable of performing in a supply role during periods of weakness in the exploration segment, AHTS vessels can put downward pressure on PSV demand.

  The number of vessels in the North Sea has decreased significantly from the mid-1980s, from a peak of approximately 290 in 1986 to approximately 205 in 1997. As a result of this reduction, together with increased activity in the North Sea, day rates for AHTSs and PSVs of comparable size to those operated by the Company have increased by 50% since September 1996. Recently, however, there has been an increase in new building activity in the North Sea market.

  Brazil. Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. Over 50 fields have been discovered in this Basin, including an estimated 600 currently producing offshore oil wells. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin and to the northeastern and northern continental shelves. Activity levels in the Brazilian market have primarily been driven by the establishment by the Brazilian government of national goals for self-sufficiency in oil production. The primary operator in this market is Petrobras, the Brazilian national oil company, but the Brazilian government has announced its intention to allow foreign participation in exploration and production activities in Brazilian waters.

THE COMPANY'S FLEET

  Existing Fleet. The following table sets forth information regarding the vessels owned by the Company as of March 1, 1998:

                                           NO. OF
                 TYPE OF VESSEL            VESSELS    LENGTH      HORSEPOWER
                 --------------            -------    ------      ----------
      Supply Boats........................    54(1) 166' - 225'  1,950 -  5,750
      PSVs................................    11(2) 176' - 276'  4,050 - 10,800
      AHTSs...............................     6    196' - 237' 11,140 - 15,612
      Lift Boats..........................     6    130' - 170'      - -
      Crew/Line Handling Boats............    23(3) 105' - 125'  1,200 -  2,700
                                             ---
                                             100
                                             ===

-------
(1) Includes the Palma River, which is scheduled for delivery in March 1998 and will be dedicated to the Brazilian market.
(2)  Includes the Northern River which is scheduled for delivery in March
     1998.
(3) Includes one line-handling vessel owned by the Company's 40%-owned, unconsolidated Brazilian affiliate.

  All the Company's PSVs and AHTSs operate in the North Sea, and the average age of the Company's North Sea fleet is approximately ten years. All of the Company's line-handling vessels are located in Brazil and operate under long-term charters with Petrobras. The average age of the Company's Gulf fleet is approximately 17 years.

  Vessel Construction. Trico has entered into definitive agreements to acquire two 230-foot supply vessels that are currently under construction. Delivery of these vessels is expected in July and December 1998, respectively. The Company is also constructing the Northern River, a 276-foot PSV for use in the North Sea, which is scheduled for delivery in March 1998, and a 275-foot, technologically advanced AHTS, with 23,800 horsepower that is scheduled for delivery in May 1999. The Company also has an option with the shipbuilder to construct a similar AHTS for delivery in 2000. The Company is also constructing the SWATH vessel which will be used to transport up to 250 passengers to offshore platforms for Petrobras, the Brazilian national oil company, under a five-year contract. Construction on the SWATH vessel is expected to be completed in April 1998. The Company is also completing the construction of the Palma River, a 200-foot supply boat, which will be dedicated to the Brazilian market. Construction of this vessel is expected to be completed in March 1998.

  Lift Boat Management. All of the Company's lift boats are managed by Power Offshore, Inc. ("Power Offshore"), a leading operator of lift boats in the Gulf, pursuant to a management agreement that expires in March 1999. Power Offshore receives a management fee of 10% of the lift boats' monthly gross income and is eligible to receive an incentive fee based on a percentage of the lift boats' net operating income. Total management and incentive fees paid to Power Offshore cannot exceed 13% of the lift boats' gross monthly income. The Company is also required to reimburse Power Offshore for all operating expenses relating to the lift boats, excluding marketing and general and administrative expenses. Power Offshore has a right of first refusal if the Company intends to sell to a third party any of the lift boats that are managed by Power Offshore.

  Vessel Maintenance. The Company incurs routine drydock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping ("ABS") certification for its vessels. In addition to complying with these requirements, the Company has implemented its own comprehensive vessel maintenance program which management believes will help Trico to continue to provide its customers with well maintained, reliable vessels. The Company incurred approximately $2.1 million, $2.3 million and $10.0 million in drydocking and marine inspection costs for the years ended December 31, 1995, 1996 and 1997, respectively.

OPERATIONS BASES

  The Company supports its operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the intracoastal waterway that provides direct access to the Gulf. The Company also leases a 3,600 square foot office in Houston, Texas.

  The Company's North Sea operations are supported from leased offices in Fosnavag, Norway, Kristiansand, Norway and Aberdeen, Scotland. Brazilian operations are supported from a maintenance facility in Macae, Brazil, which is owned by the Company's 40%-owned, unconsolidated Brazilian affiliate, and a sales and administrative office in Rio de Janeiro.

CUSTOMERS AND CHARTER TERMS

  The Company has entered into master service agreements with substantially all of the major and independent oil companies operating in the Gulf. The majority of the Company's charters in the Gulf are short-term contracts (60-90 days) or spot contracts (less than 30 days) and are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relationship to the actual time vessels are chartered to a particular customer. Recently, several of the Company's customers have expressed increased interest in longer term contracts (over six months), and the Company has entered into several charters ranging from six months to three years. All of the Company's vessels in Brazil operate pursuant to two to five year contracts.

  The principal customers in the North Sea market are major integrated oil companies and large independent oil and natural gas exploration and production companies, as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in the North Sea market include periods ranging from just a few days or months to several years. Nine of the Company's North Sea vessels are on long-term contracts (at least one year in duration). Five of these nine vessels are on long-term charters to Statoil and Norsk Hydro, which run to 1999 and 2002, respectively, with options. Either charterer can, however, terminate its contract during the period upon payment of agreed compensation.

  Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending upon the level of exploration and development activities undertaken by a particular customer, the availability and suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the year ended December 31, 1996, approximately 10% of the Company's total revenues were received from Vastar Resources, Inc. For the year ended December 31, 1997, no customer accounted for more than 10% of the Company's revenues.

COMPETITION

  The Company's business is highly competitive. Competition in the marine support services industry primarily involves factors such as (i) price, service and reputation of vessel operators and crews and (ii) availability and quality of vessels of the type and size needed by the customer. Although some of the Company's principal competitors are larger and have greater financial resources and international experience than the Company, the Company believes that its operating capabilities and reputation enable it to compete effectively with other fleets in the markets in which the Company operates. Certain of the Company's competitors are building new vessels for use in the Gulf, North Sea and other areas in which the Company operates. Continued new construction of these vessels could further increase levels of competition within these markets.

REGULATION

  The Company's operations are materially affected by federal, state and local regulation, as well as certain international conventions, private industry organizations and laws and regulations in jurisdictions where the Company's vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, the Company is subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

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

  RCRA regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes, and requires states to develop programs to ensure the safe disposal of wastes. The Company generates non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations, and management believes that all of the wastes that the Company generates are handled in compliance with RCRA and analogous state statutes.

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

  OSCLA provides the federal government with broad discretion in regulating the release of offshore resources of oil and gas production. Because the Company's operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OSCLA to restrict the availability of offshore oil and gas leases, such an action would have a material adverse effect on the Company's financial condition and the results of operations.

  OPA contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The Company has provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of its Gulf vessels over 300 tons.

  Among the more significant of the conventions applicable to the Company's North Sea operations are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers. Operation of Company vessels in foreign territories is also potentially subject to regulatory controls concerning environmental protection similar to those in force in the Gulf. The Company believes it is in compliance in all material respects with all applicable environmental laws and regulations to which it is subject in the foreign markets in which the Company's vessels operate. The Company further believes that compliance with any existing environmental requirements of U.S. or foreign governmental bodies will not materially affect the Company's capital expenditures, earnings, cash flows or competitive position.

INSURANCE

  The operation of the Company's vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to Company vessels and cargo. The Company maintains insurance coverage against certain of these risks, which management considers to be customary in the industry. The Company believes that its insurance coverage is adequate and the Company has not experienced a loss in excess of its policy limits; however, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

  As of March 1, 1998, the Company had 1,158 employees worldwide, including 1,062 operating personnel and 96 corporate, administrative and management personnel. None of the Company's U.S. employees are unionized or employed pursuant to any collective bargaining agreement or any similar arrangement. The Company's Norwegian seamen are covered by three union contracts that are between the Norwegian Employer Association for Ship and Offshore Vessels and
(i) masters and mates on offshore vessels, (ii) able-bodied seamen, electricians and cooks and (iii) engineers, respectively. The Company's U.K. seamen are covered by two union contracts between Guernsey Ship Management Limited acting on behalf of the Company and two separate unions, respectively. The Company believes its relationship with its employees is satisfactory and to date has not been interrupted by strikes or work stoppages.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal and other proceedings which are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The name, age and offices held by each of the executive officers of the Company as of March 1, 1998 are as follows:

        NAME           AGE                       POSITION
        ----           --- -----------------------------------------------------
Ronald O. Palmer.....   51 Chairman of the Board
Thomas E. Fairley....   50 President and Chief Executive Officer
Victor M. Perez......   45 Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois.   50 Vice President and Controller
Michael D. Cain......   49 Vice President, Marketing
Charles E. Tizzard...   47 Vice President, Administration

  Ronald O. Palmer has been a director of the Company since October 1993 and Chairman of the Board since May 1997. Mr. Palmer also served as Executive Vice President from February 1995 to May 1997. Mr. Palmer joined Mr. Fairley in founding the Company's predecessor in 1980 and served as Vice President, Treasurer and Chief Financial Officer until February 1995. From 1974 to 1980, Mr. Palmer was employed by GATX Leasing Corporation ("GATX Leasing") where he was responsible for the marketing of financial leases for industrial and marine equipment in eight southwestern states and all marine activity in the Gulf of Trans Marine International ("TMI"), an offshore marine service company and wholly-owned subsidiary of GATX Leasing.

  Thomas E. Fairley, who co-founded the Company's predecessor with Mr. Palmer in 1980, has been President and Chief Executive Officer and a director of the Company since October 1993. From October 1993 to May 1997, Mr. Fairley also served as Chairman of the Board of the Company. From 1978 to 1980, Mr. Fairley served as Vice President of TMI. From 1975 to 1978, Mr. Fairley served as General Manager of International Logistics, Inc. ("ILI"), a company engaged in the offshore marine industry. For more than five years prior to joining ILI, Mr. Fairley held various positions with Petrol Marine Company, an offshore marine service company. Mr. Fairley is also a director of Gulf Island Fabrication, Inc.

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

  Michael D. Cain has served as the Company's Vice President--Marketing since February 1993. From 1986 to 1993, Mr. Cain served as Marketing Manager for the Company's predecessor. Prior to 1986, Mr. Cain served in the same capacity for Seahorse, Inc., an offshore marine services company.

  Charles E. Tizzard has served as the Company's Vice President-- Administration since June 1997. From October 1994 to June 1997, Mr. Tizzard served as Manager of Administration and Planning for the Company. From 1987 to October 1994, Mr. Tizzard served as Vice President and General Manager of Chrysler Capital Corporation's ("Chrysler Capital") Marine Asset Management subsidiary and from 1979 to 1987 he served as District Operations Manager for Chrysler Capital.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, $0.01 par value per share (the "Common Stock"), is listed for quotation on the Nasdaq National Market under the symbol "TMAR". At March 18, 1998, the Company had 41 holders of record of Common Stock.

  The following table sets forth the range of high and low bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the quarters indicated since trading in the Common Stock began on May 16, 1996 (adjusted to give retroactive effect for a 100% stock dividend paid in June
1997).

                                                                 HIGH     LOW
                                                                ------- -------
      1996
       Second quarter (commencing May 16, 1996)................ $11.750 $ 9.875
       Third quarter...........................................  15.250  10.625
       Fourth quarter..........................................  25.000  14.750
      1997
       First quarter........................................... $28.125 $17.375
       Second quarter..........................................  24.375  15.250
       Third quarter...........................................  37.000  21.500
       Fourth quarter..........................................  45.500  22.875
      1998
       First quarter (through March 18, 1998).................. $ 30.50 $ 15.75

  The Company has never paid cash dividends on its Common Stock. The Company intends to retain any future earnings otherwise available for cash dividends on its Common Stock for use in its operations and for expansion and does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, the Company's Amended Facility (as defined herein) contains provisions that prohibit the Company from paying dividends on its Common Stock. The Company is also a holding company which conducts its business through its subsidiaries. As a result, the Company's cash flow and ability to make dividend payments primarily depend on the earnings and cash flow of its subsidiaries and on dividends and other payments therefrom. The Amended Facility also imposes restrictions on the ability of certain of the Company's subsidiaries who are borrowers under the Amended Facility from paying dividends or making other distributions to the Company. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant at that time.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for the dates and periods indicated. The financial information for each of the years ended December 31, 1997, 1996, 1995 and 1994 and the two month period ended December 31, 1993 and as of December 31, 1997, 1996, 1995, 1994 and 1993 is derived from the Company's audited consolidated financial statements and notes thereto. The financial information for the ten month period ending October 28, 1993 reflects operating results for the vessels acquired by the Company from Chrysler Capital in October 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------
                                                              TWO MONTHS  TEN MONTHS
                                                                ENDED        ENDED
                                                             DECEMBER 31, OCTOBER 28,
                         1997(1)    1996     1995     1994     1993(2)      1993(2)
                         -------- --------  -------  ------- ------------ -----------
                                   (FINANCIAL DATA IN THOUSANDS, EXCEPT PER SHARE
                                                      AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................ $125,480 $ 53,484  $26,698  $29,034   $ 6,145      $26,871
Direct operating
 expenses...............   50,945   29,894   21,972   21,476     3,553       19,974
                                                                            -------
Revenues less direct
 operating expenses.....       --       --       --       --        --      $ 6,897
                                                                            =======
Depreciation and
 amortization...........   12,734    4,478    2,740    2,786       502
                         -------- --------  -------  -------   -------
Operating income........ $ 61,801 $ 19,112  $ 1,986  $ 4,772   $ 2,090
                         ======== ========  =======  =======   =======
Income (loss) before
 extraordinary item.....   35,299   10,891   (1,299)     486       846
Extraordinary item, net
 of taxes...............       --     (917)      --       --        --
                         -------- --------  -------  -------   -------
Net income (loss)....... $ 35,299 $  9,974  $(1,299) $   486   $   846
                         ======== ========  =======  =======   =======
DILUTED PER SHARE
 DATA:(3)
Income (loss) before
 extraordinary item..... $   2.11 $   0.88  $ (0.21) $  0.08   $  0.14
Extraordinary item, net
 of taxes...............       --    (0.07)      --       --        --
                         -------- --------  -------  -------   -------
Net income (loss)....... $   2.11 $   0.81  $ (0.21) $  0.08   $  0.14
                         ======== ========  =======  =======   =======
BALANCE SHEET DATA:
Working capital
 (deficit).............. $  7,831 $ 10,753  $  (844) $ 1,550   $(2,704)
Property and equipment,
 net.................... $505,056 $119,142  $39,264  $38,508   $45,191
Total assets............ $698,781 $144,035  $52,113  $51,419   $55,207
Long term debt.......... $359,385 $ 21,000  $36,780  $35,452   $37,560
Stockholder's equity.... $261,500 $103,980  $ 5,712  $ 7,002   $ 6,450

-------
(1) Reflects results of operations of Saevik Supply for December 1997 and the consolidation of Saevik Supply's assets with those of the Company at December 31, 1997.
(2) Reflects the historical results of operations of the Company for the two months ended December 31, 1993 and the historical results of operations for the vessels acquired from Chrysler Capital on October 29, 1993, for the ten months ended October 28, 1993. Accordingly, depreciation, operating income and net income are not presented for such vessels because such items would be based on Chrysler Capital's historical cost and borrowings and are not relevant to the ongoing results of the Company.
(3) Per share data have been adjusted to reflect a 100% stock dividend paid in June 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Since its initial public offering in May 1996, the Company has focused on growth through acquisitions. During this period, the Company significantly expanded its international operations by acquiring Saevik Supply for approximately $289.0 million in cash, pursuant to a public bid made in accordance with the rules of the Oslo Stock Exchange and acquired 37 supply boats for use in the Gulf at an aggregate cost of $177.0 million. As a result of this growth, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. This aggressive strategy of growth through acquisitions, together with increased vessel day rates and strong vessel utilization, has enabled the Company to significantly increase total revenues and achieve strong operating results.

  The Company's results of operations are affected primarily by day rates and fleet utilization. Demand for the Company's vessels is primarily impacted by the level of offshore oil and gas drilling activity, which can be influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies, and, to a lesser extent, the market for the maintenance, repair and salvage of existing platforms. As a result, trends in oil and gas prices may significantly affect utilization and day rates. The Company's day rates and utilization rates are also affected by the size, configuration and capabilities of the Company's fleet. In the case of supply boats, PSVs and AHTSs, the deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors, and in the case of lift boats, longer leg length and greater crane capacity add versatility and marketability. The Company's day rates and utilization can also be affected by the supply of other vessels available in a given market with similar configuration and capabilities.

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

                                                           YEAR ENDED DECEMBER
                                                                   31
                                                          ---------------------
                                                           1997    1996   1995
                                                          ------- ------ ------
Average vessel day rates:
  Supply boats........................................... $ 7,377 $4,917 $3,060
  Supply/Anchor handling (North Sea)(1)..................  14,056     --     --
  Lift boats.............................................   5,955  4,995  4,656
  Crew/line handling boats (2)(3)........................   1,964  1,579  1,480
Average vessel utilization rate:
  Supply boats...........................................     85%    94%    78%
  Supply/Anchor handling (North Sea)(1)..................     97%     --     --
  Lift boats.............................................     71%    67%    45%
  Crew/line handling boats (2)(3)........................     97%    95%    85%
Average number of vessels:
  Supply boats...........................................    42.0   21.2   16.0
  Supply/Anchor handling (North Sea)(1)..................     1.4     --     --
  Lift boats.............................................     6.0    6.0    5.9
  Crew/line handling boats(3)............................    23.8   23.3   16.8

-------
(1) Vessels purchased in December 1997 through the acquisition of Saevik Supply. Day rate and utilization data is for December 1997 only.
(2) Average utilization and day rates for all line handling vessels reflect the contract rates for the Company's 40%-owned, unconsolidated Brazilian affiliate.
(3) Includes one line-handling vessel owned by the Company's 40%-owned, unconsolidated Brazilian affiliate.

  Set forth below is the Company's internal allocation of its charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                        1997     %    1996    %    1995    %
                                      --------- ---  ------- ---  ------- ---
Charter Revenues:
  Supply boats....................... $  95,817  76% $35,723  67% $13,868  52%
  Supply/Anchor handling (North
   Sea)(1)...........................     7,244   6%      --  --       --  --
  Crew and line-handling boats.......    11,989  10%   9,733  18%   7,735  29%
  Lift boats.........................    10,426   8%   7,986  15%   5,054  19%
                                      --------- ---  ------- ---  ------- ---
                                      $ 125,476 100% $53,442 100% $26,657 100%
                                      ========= ===  ======= ===  ======= ===
Charter Revenues less direct
 operating expenses:
  Supply boats....................... $  69,145  83% $23,481  80% $ 6,599  68%
  Supply/Anchor handling (North
   Sea)(1)...........................     4,739   6%      --  --       --  --
  Crew and line-handling boats.......     4,913   6%   2,645   9%   1,945  20%
  Lift boats.........................     4,412   5%   3,166  11%   1,125  12%
                                      --------- ---  ------- ---  ------- ---
                                      $  83,209 100% $29,292 100% $ 9,669 100%
                                      ========= ===  ======= ===  ======= ===

-------
(1) Includes results of operations of the vessels purchased through the acquisition of Saevik Supply for December 1997 only.

 Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996

  Revenues for 1997 were $125.5 million, an increase of 134.6%, compared to $53.5 million in revenues for 1996. This increase was primarily due to the growth in the Company's Gulf fleet, improved average vessel day rates for the Company's vessels and the addition of North Sea operations beginning in December 1997.

  Average supply boat day rates in the Gulf rose 50% to $7,377 for 1997, compared to $4,917 for 1996; average lift boat day rates increased 19.2% to $5,955, compared to $4,995 for 1996; and average day rates for the Company's crew boats and line handling vessels increased 24.3% to $1,964, compared to $1,579 during 1996. The increase in vessel day rates was primarily the result of strong market conditions in the Gulf for marine support vessels and, with respect to the lift boats, improved market conditions in the Gulf for offshore platform repair and maintenance and well-servicing activities.

  While the Company's supply boats experienced strong demand and effectively full utilization during the year, utilization for the Company's Gulf of Mexico supply boat fleet decreased in 1997 due to large number of scheduled vessel drydockings in 1997 compared to 1996. Utilization for the Company's lift boats was 71% during 1997, compared to 67% for the year-ago period. Utilization for the crew boats and line handling vessels increased to 97% in 1997, compared to 95% in 1996 due to continued strong demand for crew boats in the Gulf and the long-term contracts for the line handling vessels in Brazil.

  During 1997, direct vessel operating expenses increased to $42.2 million (33.6% of revenues), compared to $24.5 million (45.7% of revenues) for 1996, due to the expanded vessel fleet and increased labor, repair and maintenance costs. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in average vessel day rates during 1997 and the growth in the Company's supply boat fleet which enjoys higher profit margins than the overall fleet.

  Depreciation and amortization expense increased to $12.7 million for 1997, up from $4.5 million for 1996 due to the expanded vessel fleet. Amortization of marine inspection costs increased to $3.0 million for 1997, from $2.2 million in 1996, due to the amortization of increased drydocking and marine inspection costs associated with the Company's larger vessel fleet and the Company's fleet refurbishment program.

  General and administrative expenses increased to $5.7 million (4.6% of revenues) in 1997, from $3.3 million (6.1% of revenues) for 1996, due to additions of personnel in connection with the growth in the Company's operations. General and administrative expenses, as a percentage of revenues, decreased in 1997 as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

  Interest expense increased to $8.0 million during 1997 compared to $2.3 million for 1996. This increase was due to increased borrowings in 1997 which were used to fund the Company's acquisition of supply boats in the Gulf, the Company's various vessel construction and upgrade projects and the acquisition of Saevik Supply. In July 1997, the Company issued $110.0 million principal amount of 8-1/2% Senior Notes due 2005 (the "Notes"), the proceeds of which were used to purchase 11 supply boats in the Gulf and to repay outstanding amounts under the Company's revolving credit facility. In November and December 1997, the Company issued an additional $170 million principal amount of the Notes, the proceeds of which were used to fund the acquisition of Saevik Supply. Interest expense decreased in 1996 due to the repayment of all borrowings under the Company's credit facility and all of its subordinated debt in May 1996 with proceeds from the Company's initial public offering.

  In 1997, the Company had income tax expense of $19.0 million, compared to income tax expense of $5.8 million in 1996.

 Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995

  Revenues for 1996 were $53.5 million, an increase of 100% compared to $26.7 million in revenues for 1995. This increase was primarily due to the expansion in the Company's vessel fleet, both in the Gulf and offshore Brazil, the strong improvement in average day rates and utilization for the Company's supply boats, and the increase in utilization for the Company's lift boats.

  In 1996, the Company added 26 vessels to its total fleet. In March 1996, the Company acquired 8 line handling vessels, including one vessel owned by the Company's 40%-owned affiliate, that currently operate under long-term charters offshore Brazil. In May 1996, with the proceeds from the Company's initial public offering, the Company acquired four supply boats and in the remainder of 1996, acquired a total of 13 additional supply boats in three separate transactions.

  All classes of vessels in the Company's fleet reported higher utilization during 1996 compared to 1995. The greatest increase in utilization was experienced by the Company's supply boats and lift boats. Supply boat utilization averaged 94% for 1996, up from 78% for 1995. Average supply boat day rates for 1996 increased 60.7% to $4,917 compared to $3,060 for 1995. These increases reflected strong market conditions in the Gulf during 1996 and the substantial downtime incurred in 1995 for the vessel upgrade program, during which three of the Company's supply boats were lengthened from 165 feet to 180, one was lengthened from 165 feet to 190 feet, and the boats' capacities for liquid mud and bulk cargo were increased. Additionally, the Company rebuilt and lengthened a crew boat which was placed in service late in 1995.

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

  Depreciation expense increased to $4.5 million during 1996 from $2.7 million for 1995 due to the expanded vessel fleet. Amortization of marine inspection costs increased to $2.2 million during 1996 from $1.9 million for 1995 due to the amortization of increased drydocking and marine inspection costs.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services by pursuing opportunities to acquire vessel fleets or single vessels and by diversifying into international markets. Primarily as a result of acquisitions, the Company's total assets have grown from $52.1 million at December 31, 1995, to $698.8 million at December 31, 1997. During this period, the Company completed the acquisition of Saevik Supply, a then publicly traded Norwegian company, for approximately $293.7 million, which amount includes certain costs of the transaction, and acquired 37 supply boats at an aggregate cost of $177.0 million.

  Capital expenditures for 1997 consisted principally of $293.7 million for the acquisition of Saevik Supply, $105.3 million for the acquisition of 19 supply vessels and one utility vessel for use in the Gulf, and $10.0 million of U.S. Coast Guard drydocking costs. The Company also made approximately $36.7 million in capital expenditures related to vessel upgrades and construction. During 1997, funds were provided by $494.2 million in net proceeds from the issuance of the Notes and borrowings under the Company's bank credit facility, $123.7 million in net proceeds from the Common Stock Offering (as defined herein), $67.3 million in funds from operating activities and $1.2 million from the sale of assets. During the period, the Company repaid $254.0 million of debt.

  In 1997, the Company issued $280.0 million in aggregate principal amount of the Notes. The Notes were issued in three transactions which were completed in July, November and December 1997, respectively. The Notes are unsecured and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures governing the Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indentures governing the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

  Net proceeds received from the July issuance of the Notes were $106.1 million and were used to acquire 11 supply boats for $62.0 million and to repay $44.1 million of debt outstanding under the Company's credit facility. As part of this acquisition, the Company agreed to purchase an additional supply boat once the seller completed lengthening the vessel from 205 to 225 feet. In October 1997 the vessel upgrade was completed by the seller and the Company took possession of the vessel. The vessel, renamed Kings River, will be placed in service by the Company in March 1998. The Company borrowed $4.5 million under its bank credit facility to fund a portion of the vessel's $7.0 million purchase price.

  The Company used the $98.9 million in net proceeds from the November issuance of Notes, together with borrowings under its bank credit facility, to fund the acquisition of Saevik Supply. To facilitate the acquisition of Saevik Supply, effective December 1, 1997, the Company amended and restated its existing bank credit facility to provide for a $150.0 million revolving credit facility and $200.0 million in term loans (collectively, the "Bank Credit Facility"). In order to fund the acquisition of Saevik Supply and certain related expenses, the Company borrowed $125.0 million in term loans under the Bank Credit Facility and approximately $68.5 million under the revolving portion. The term loans were repaid with the net proceeds of the Company's issuance of 4,600,000 shares of Common Stock (approximately $123.7 million), which was completed in December 1997 (the "Common Stock Offering"). Of the $68.7 million in net proceeds from the December issuance of Notes, $64.0 million was used to repay outstanding amounts under the revolving portion of the Bank Credit Facility.

  As a result of the repayment of substantially all of its borrowings under the Bank Credit Facility with proceeds from the December issuance of Notes and the Common Stock Offering, the Company renegotiated and amended the terms of the Bank Credit Facility (the "Amended Facility") in March 1998. The Amended Facility provides a $150.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The Amended Facility is collateralized by a mortgage on certain of the Company's vessels. Amounts borrowed under the Amended Facility mature on December 1, 2002 and bear interest at LIBOR plus a margin that depends on the Company's leverage ratio (currently approximately 7.15%). The Amended Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Amended Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.

  In addition to the Notes and the Amended Facility, as a result of the acquisition of Saevik Supply, the Company also incurred debt under several bank credit facilities (collectively, the "Saevik Bank Facilities"), which were used by Saevik Supply to fund vessel acquisitions. As of March 1, 1998, the Company had approximately $75.7 million (NOK 573.5 million) of debt outstanding under the Saevik Bank Facilities. The principal credit facility totals $67.3 million (NOK 510.0 million) and, as of March 1, 1998, had $43.5 million (NOK 330 million) of outstanding borrowings and $23.8 million (NOK 180 million) available to be drawn. The Saevik Bank Facilities are collateralized by a security interest in substantially all of the assets of Saevik Supply, require Saevik Supply to maintain certain financial ratios and limit the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin which varies among the different credit facilities. The weighted average interest rate for the Saevik Bank Facilities was 5.67% as of March 1, 1998. Amounts outstanding are due in annual installments of various amounts through 2006. The Company expects to amend the Saevik Bank Facilities to, among other things, consolidate all the facilities into one facility, reduce the interest rate, and reduce the collateral securing the facility.

  Capital expenditures planned for 1998 consist primarily of construction costs. To expand its North Sea operations, the Company is completing construction of a 276-foot PSV that is scheduled for delivery in March 1998 and is committed to a three year charter for a U.K. oil and gas operator. The Company also has entered into a contract to build a 275-foot, technologically advanced AHTS with 23,800 horsepower that is scheduled to be delivered no later than May 1999. Expenditures for these vessels are expected to total $32.0 million in 1998. The Company also expects to spend approximately $16.0 million to complete two 230-foot supply vessels, which are currently under construction at a shipyard on the U.S. Gulf Coast. The first vessel, which is expected to be completed by July 1998, has been committed to a three year charter to an oil and gas company active in the Gulf. The second vessel is expected to be delivered at the end of 1998. The remainder of the Company's planned capital expenditures for 1998 include (i) costs to complete the upgrade of two supply boats for the Gulf, (ii) costs to complete the construction of the SWATH vessel and a supply boat for use in the Brazilian market and (iii) U.S. Coast Guard drydocking costs. The Company has received a commitment from the Maritime Administration's Title XI ship financing program to provide long-term financing for approximately $9.6 million of the SWATH vessel's cost.

  The Company believes that cash generated from operations together with available borrowings under the Amended Facility will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company's strategy, however, is to make other acquisitions and to selectively construct new special-purpose vessels as part of an effort to expand its worldwide presence. To the extent the Company is successful in identifying such opportunities, it most likely will require additional debt or equity financing depending on the size of the investments required.

  During 1997 the Company began an evaluation of its existing software systems to determine which computer programs need to be upgraded or modified to become year 2000 compliant. The Company has determined that the cost to upgrade or modify those software systems which are not already year 2000 compliant will not have a material effect on the Company's financial position, operations or cash flows.

CURRENCY FLUCTUATIONS

  As a result of the growth in the Company's international operations, especially following the acquisition of Saevik Supply, the Company is exposed to currency fluctuations and exchange risks. All charter contracts and indebtedness of the Company's North Sea subsidiaries are denominated in either Norwegian kroner, British pounds or Danish kroner. The Company is unable to predict the effect of fluctuations in these currencies, but a significant decline in their value relative to the U.S. dollar could have a material adverse effect on the Company's results of operations and financial condition.

NEW ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is required to be implemented during the first quarter of the Company's fiscal year ending December 31, 1998 and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" are required to be implemented during the Company's fiscal year ending December 31, 1998. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Index to Consolidated Financial Statements
  Report of Independent Accountants.......................................  19
  Consolidated Balance Sheet as of December 31, 1997 and 1996.............  20
  Consolidated Statement of Operations for the Years Ended December 1997,
   1996 and 1995..........................................................  21
  Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995.......................................  22
  Consolidated Statement of Cash Flows for the Years Ended December 31,
   1997, 1996 and 1995....................................................  23
  Notes to Consolidated Financial Statements..............................  24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

  We have audited the accompanying consolidated balance sheet of Trico Marine Services, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trico Marine Services, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 19, 1998

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996

                       ASSETS                            1997         1996
                       ------                         -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.......................... $    10,940  $     1,047
  Accounts receivable, net...........................      34,519       17,409
  Prepaid expenses and other current assets..........       3,448          591
  Deferred income taxes..............................          38          680
                                                      -----------  -----------
    Total current assets.............................      48,945       19,727
                                                      -----------  -----------
Property and equipment, at cost:
  Land and buildings ................................       2,429        1,565
  Marine vessels.....................................     480,920      120,403
  Construction-in-progress ..........................      42,256        7,135
  Transportation and other...........................       2,433          853
                                                      -----------  -----------
                                                          528,038      129,956
Less accumulated depreciation and amortization.......      22,982       10,814
                                                      -----------  -----------
    Net property and equipment.......................     505,056      119,142
                                                      -----------  -----------
Goodwill, net........................................     118,737          664
Other assets.........................................      26,043        4,502
                                                      -----------  -----------
                                                      $   698,781  $   144,035
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current portion of long-term debt.................. $    12,701  $        --
  Accounts payable...................................       9,114        5,162
  Accrued expenses...................................      10,012        3,540
  Accrued interest...................................       5,514          272
  Income tax payable.................................       3,773           --
                                                      -----------  -----------
    Total current liabilities........................      41,114        8,974
                                                      -----------  -----------
Long-term debt.......................................     359,385       21,000
Deferred income taxes................................      32,561       10,081
Other liabilities....................................       4,221           --
                                                      -----------  -----------
Total liabilities....................................     437,281       40,055
                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 40,000,000 and
   30,000,000 shares authorized, 20,367,098 and
   15,601,960 shares issued and 20,295,066 and
   15,529,928 shares outstanding at December 31, 1997
   and 1996, respectively............................         204          156
  Additional paid-in capital.........................     218,528       93,818
Retained earnings....................................      45,306       10,007
  Cumulative foreign translation adjustment..........      (2,537)          --
  Treasury stock, at par value, 72,032 shares at
   December 31, 1997 and 1996, respectively .........          (1)          (1)
                                                      -----------  -----------
    Total stockholders' equity.......................     261,500      103,980
                                                      -----------  -----------
                                                      $   698,781  $   144,035
                                                      ===========  ===========

    The accompanying notes are integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997        1996       1995
                                             ----------  ----------  ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT
                                              SHARE AND PER SHARE AMOUNTS)
Revenues:
  Charter fees.............................. $  125,476  $   53,442  $  26,657
  Other vessel income.......................          4          42         41
                                             ----------  ----------  ---------
    Total revenues..........................    125,480      53,484     26,698
                                             ----------  ----------  ---------
Operating expenses:
  Direct vessel operating expenses and
   other....................................     42,188      24,459     17,533
  General and administrative................      5,736       3,277      2,509
  Amortization of marine inspection costs...      3,021       2,158      1,930
                                             ----------  ----------  ---------
    Total operating expenses................     50,945      29,894     21,972
Depreciation expense and amortization.......     12,734       4,478      2,740
                                             ----------  ----------  ---------
Operating income............................     61,801      19,112      1,986
Interest expense............................     (7,994)     (2,282)    (3,850)
Amortization of deferred financing costs....       (372)       (263)      (381)
Gain on sales of assets.....................        252          59        244
Other income, net...........................        594          79         32
                                             ----------  ----------  ---------
Income (loss) before income taxes and
 extraordinary item.........................     54,281      16,705     (1,969)
Income tax expense (benefit)................     18,982       5,814       (670)
                                             ----------  ----------  ---------
Income (loss) before extraordinary item.....     35,299      10,891     (1,299)
Extraordinary item, net of taxes............         --        (917)        --
                                             ----------  ----------  ---------
Net income (loss)........................... $   35,299  $    9,974  $  (1,299)
                                             ==========  ==========  =========
Basic earnings per common share:
  Income before extraordinary item.......... $     2.22  $     0.99  $   (0.21)
  Extraordinary item, net of taxes..........         --       (0.09)        --
                                             ----------  ----------  ---------
  Net income................................ $     2.22        0.90      (0.21)
                                             ==========  ==========  =========
  Average common shares outstanding......... 15,895,023  11,044,884  6,101,042
                                             ==========  ==========  =========
Diluted earnings per common share:
  Income before extraordinary item.......... $     2.11  $     0.88  $   (0.21)
  Extraordinary item, net of taxes..........         --       (0.07)        --
                                             ----------  ----------  ---------
  Net income................................ $     2.11        0.81      (0.21)
                                             ==========  ==========  =========
  Average common shares outstanding......... 16,758,466  12,380,902  6,101,042
                                             ==========  ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            COMMON STOCK                         CUMULATIVE  TREASURY STOCK
                         ------------------ ADDITIONAL             FOREIGN   --------------     TOTAL
                                             PAID-IN   RETAINED  TRANSLATION           PAR  STOCKHOLDERS'
                           SHARES   DOLLARS  CAPITAL   EARNINGS  ADJUSTMENT   SHARES  VALUE    EQUITY
                         ---------- ------- ---------- --------  ----------- -------- ----- -------------
                                                     (DOLLARS IN THOUSANDS)
Balance, January 1,
 1995...................  6,165,518  $ 61    $  5,610  $ 1,332     $    --   $ 72,032  $(1)   $  7,002
 Issuance of common
  stock.................      9,166    --           9       --          --         --   --           9
 Net loss...............         --    --          --   (1,299)         --         --   --      (1,299)
                         ----------  ----    --------  -------     -------   --------  ---    --------
Balance, December 31,
 1995...................  6,174,684    61       5,619       33          --     72,032   (1)      5,712
 Issuance of common
  stock.................  8,285,000    83      79,455       --          --         --   --      79,538
 Debt conversion........    935,226    10       7,471       --          --         --   --       7,481
 Stock options
  exercised.............    207,050     2       1,273       --          --         --   --       1,275
 Net income.............         --    --          --    9,974          --         --   --       9,974
                         ----------  ----    --------  -------     -------   --------  ---    --------
Balance, December 31,
 1996................... 15,601,960   156      93,818   10,007          --     72,032   (1)    103,980
 Issuance of common
  stock.................  4,600,000    46     123,259       --          --         --   --     123,305
 Stock options
  exercised.............    165,138     2       1,451       --          --         --   --       1,453
 Loss on foreign
  currency translation..         --    --          --       --      (2,537)        --   --      (2,537)
 Net income.............         --    --          --   35,299          --         --   --      35,299
                         ----------  ----    --------  -------     -------   --------  ---    --------
Balance, December 31,
 1997................... 20,367,098  $204    $218,528  $45,306     $(2,537)    72,032  $(1)   $261,500
                         ==========  ====    ========  =======     =======   ========  ===    ========

Share amounts have been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996 and a 100% stock dividend effective June 9, 1997.


  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997       1996     1995
                                                  ---------  --------  -------
                                                    (DOLLARS IN THOUSANDS)
Net income (loss)...............................  $  35,299  $  9,974  $(1,299)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.................     16,141     6,899    5,051
  Deferred income taxes.........................     11,689     3,811     (670)
  Interest on subordinated debt.................         --       461    1,117
  Extraordinary item............................         --     1,411       --
  Gain on sales of assets.......................       (252)      (59)    (244)
  Provision for doubtful accounts...............       (310)      130      240
  Equity in loss of affiliate...................        160        18       --
Change in operating assets and liabilities:
  Accounts receivable...........................     (9,076)  (10,123)      91
  Prepaid expenses and other current assets.....        624      (435)      25
  Accounts payable and accrued expenses.........     14,207     3,526    2,327
  Other, net....................................     (1,158)     (661)    (227)
                                                  ---------  --------  -------
    Net cash provided by operating activities...     67,324    14,952    6,411
                                                  ---------  --------  -------
Cash flows from investing activities:
  Purchases of property and equipment...........   (141,986)  (79,135)  (5,343)
  Deferred marine inspection costs..............     (9,950)   (2,292)  (2,115)
  Proceeds from sales of assets.................      1,152       439    1,337
  Investment in unconsolidated affiliate........       (670)   (1,293)      --
  Acquisition of business, net of cash acquired.   (270,551)       --       --
  Other ........................................        987        --       --
                                                  ---------  --------  -------
    Net cash used in investing activities.......   (421,018)  (82,281)  (6,121)
                                                  ---------  --------  -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock....    123,732    79,726        9
  Proceeds from issuance of Senior Notes........    280,603        --       --
  Proceeds from issuance of long-term debt......    223,907    57,669    4,517
  Repayment of long-term debt...................   (254,000)  (63,364)  (5,305)
  Deferred financing costs and other............    (10,331)     (707)    (164)
  Payments of subordinated debt and accrued
   interest thereon.............................         --    (6,065)      --
                                                  ---------  --------  -------
    Net cash provided by (used in) financing
     activities.................................    363,911    67,259     (943)
                                                  ---------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents....................................       (324)       --       --
                                                  ---------  --------  -------
Net increase (decrease) in cash and cash
 equivalents....................................      9,893       (70)    (653)
Cash and cash equivalents at beginning of
 period.........................................      1,047     1,117    1,770
                                                  ---------  --------  -------
Cash and cash equivalents at end of period......  $  10,940  $  1,047  $ 1,117
                                                  =========  ========  =======
Supplemental information:
  Income taxes paid.............................  $   2,563  $      6  $     2
                                                  =========  ========  =======
  Income taxes refunded.........................  $      --  $     --  $   330
                                                  =========  ========  =======
  Interest paid.................................  $   2,969  $  4,737  $ 2,865
                                                  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

  Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels and related services to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), offshore Brazil and the North Sea. The Company is the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. At December 31, 1997, the Company had a total fleet of 98 vessels, including 53 supply vessels, 10 large capacity platform supply vessels ("PSV"), six large anchor handling, towing and supply vessels ("AHTS"), 14 crew boats, six lift boats and nine line-handling vessels. The services provided by the Company's diversified fleet include transportation of drilling materials, supplies and crews to offshore facilities and support for the construction, installation, maintenance and removal of those facilities.

  The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf of Mexico and the North Sea which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Consolidation Policy

  The consolidated financial statements include the Company and its subsidiaries. Subsidiaries consolidated include wholly-owned Trico Marine Assets, Inc. ("Trico Assets") and Trico Marine Operators, Inc. ("Trico Operators") and 99% owned Saevik Supply, ASA ("Saevik") which was acquired on December 1, 1997 (see Note 3). Subsequent to December 31, 1997, the Company acquired all of the remaining stock of Saevik. All significant intercompany accounts and transactions have been eliminated. The Company's 40% interest in Walker Servicos Maritimos, Ltd. ("Walker") is accounted for using the equity method.

 Cash and Cash Equivalents

  All highly liquid debt instruments with original maturity dates of three months or less are considered to be cash equivalents.

 Property and Equipment

  Marine vessels, transportation and other equipment are stated at cost. Depreciation for financial statement purposes is provided on the straight-line method, assuming 10% salvage value for marine vessels. Marine vessels are depreciated over a useful life of fifteen to twenty-two years from the date of acquisition. Buildings and improvements are depreciated over a useful life of fifteen to forty years. Major modifications which extend the useful life of marine vessels are capitalized and amortized over the adjusted remaining useful life of the vessel. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations.

  Depreciation expense amounted to approximately $12,378,000, $4,478,000 and $2,740,000 in 1997, 1996 and 1995, respectively.

  Marine vessel spare parts are stated at average cost.

  Drydocking expenditures incurred in connection with marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 36 months).

 Deferred Financing Costs

  Deferred financing costs include costs associated with the issuance of the Company's debt and are amortized on a straight-line basis over the life of the related debt agreement.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

 Goodwill

  Goodwill, or cost in excess of fair value of the net assets of companies acquired, is amortized on a straight-line basis over 10 to 37.5 years. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to $399,000 and $43,000 at December 31, 1997 and 1996, respectively.

 Income Taxes

  The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items.

  The Company intends to permanently reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their repatriation indefinitely. Accordingly, no provision for U.S. income taxes was recorded on such earnings during the year ended December 31, 1997. There were no such earnings in the years ended December 31, 1996 and 1995.

 Revenue and Expense Recognition

  Charter revenue is earned and recognized on a daily rate basis. Operating costs are expensed as incurred.

 Direct Vessel Operating Expenses

  Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, management fees, and casualty losses.

 Foreign Currency Translation

  All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period and revenue and expenses are translated at weighted average exchange rates prevailing during the period. The resulting translation adjustments are reflected as a separate component of shareholders' equity.

 Stock Compensation

  On January 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS No. 123").

 Earnings Per Share

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and accordingly has included a dual presentation of basic and diluted earnings per share on its consolidated statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior periods have been restated in accordance with SFAS No. 128.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

 Authorized Shares and Stock Splits

  On April 26, 1996, the Company's Board of Directors approved a 3.0253-for-1 split of the Company's common stock in the form of a stock dividend. The financial statements have been restated to reflect the effects of this stock split, including all share amounts and per share data.

  On May 22, 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 15 million to 40 million (the "Amendment"). A two-for-one split of the Company's common stock in the form of a 100% stock dividend that was previously declared by the Company's Board of Directors subject to approval of the Amendment by the Company's stockholders, was paid on June 9, 1997. The financial statements have been restated to reflect the effects of this stock split, including all share amounts and per share data.

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

3. ACQUISITIONS:

 Saevik Acquisition

  On December 1, 1997, the Company acquired approximately 99% of the outstanding shares of Saevik Supply ASA, a publicly traded Norwegian company ("Saevik") for approximately $293,654,000. Subsequent to December 31, 1997, the Company acquired the remaining outstanding shares of Saevik. Saevik provides marine support and transportation services to companies engaged in offshore exploration and production of oil and gas in the North Sea.

  The acquisition has been accounted for by the purchase method, and Saevik's results are included in the accompanying consolidated financial statements from the date of acquisition. Goodwill of $118,310,000 was recorded in conjunction with the purchase of Saevik. The goodwill is being amortized over
37.5 years.

  The effect of the acquisition of Saevik at the date of purchase on the consolidated financial statements was as follows for the year ended December 31, 1997 (in thousands):

      Current assets, excluding cash acquired........................ $  11,989
      Property and equipment, net....................................   261,681
      Goodwill.......................................................   118,310
      Other assets...................................................     1,048
      Current liabilities............................................    (5,147)
      Long-term debt.................................................  (102,447)
      Other liabilities..............................................   (14,883)
                                                                      ---------
      Cash used for acquisition, net of cash acquired................ $ 270,551
                                                                      =========

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and Saevik as though the acquisition had taken place at the beginning of the respective periods presented. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the dates indicated, that have resulted since the date of acquisition or that may result in the future (in thousands except share and per share amounts).

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                 (UNAUDITED)
      Revenues..............................................  $194,973 $103,160
                                                              ======== ========
      Income before extraordinary item......................  $ 47,731 $  5,746
                                                              ======== ========
      Net income............................................  $ 47,731 $  4,829
                                                              ======== ========
      Basic earnings per common share:
        Income before extraordinary item....................  $   2.36 $   0.37
                                                              ======== ========
        Net income..........................................  $   2.36 $   0.31
                                                              ======== ========
      Diluted earnings per common share:
        Income before extraordinary item....................  $   2.26 $   0.34
                                                              ======== ========
        Net income..........................................  $   2.26 $   0.28
                                                              ======== ========

 Other Acquisitions

  On March 15, 1996, the Company acquired seven line handling vessels and a 40% interest in Walker, a marine operating company located in Brazil, for a combined price of $4,200,000. Walker owns an eighth line handling vessel and operates it and the seven other acquired vessels under long-term contracts with a customer located in Brazil. The acquisition has been accounted for by the purchase method of accounting. Of the purchase price, $3,565,000 has been allocated to the acquired vessels based upon their relative fair value, $270,000 has been allocated to the Company's investment in the stock of Walker with the remaining $365,000 allocated to goodwill. In addition to the purchase price above, $300,000 of contingent purchase price was paid on August 27, 1996 based upon the attainment by the Company of a certain contract to provide offshore marine services in Brazil. This amount has been recorded as additional goodwill. An additional $119,000 was recorded as goodwill in 1997 relating to the realization of certain acquired assets and liabilities.

  On May 22, 1996, the Company acquired for $11,000,000 all of the outstanding capital stock of HOS Marine Partners, Inc. ("HOS"), a special purpose company whose sole assets consisted of four supply vessels. HOS was subsequently merged into Trico Marine Assets, Inc. In addition to the purchase price, the Company recognized, in accordance with Statement of Financial Accounting Standards No. 109, a deferred income tax liability of $5,780,000 for the deferred tax consequences of the differences between the assigned values and the tax bases of the assets owned by HOS.

  On September 30, 1996, the Company acquired three supply vessels for $11,600,000. The Company borrowed $10,000,000 under its credit agreement to fund a portion of the purchase.

  On October 10, 1996, the Company acquired seven supply vessels for approximately $32,000,000. The Company borrowed $30,500,000 under its credit agreement to fund a portion of the purchase.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  In December 1996, the Company purchased three supply vessels for $11,450,000 in cash. The acquisition was funded with borrowings under the Company's credit agreement and cash generated from operations.

  In January 1997, the Company entered into agreements with two companies to acquire seven supply vessels and one utility vessel for $36,300,000. The first transaction for the acquisition of five of the supply vessels and the utility vessel was completed on January 31, 1997, with the Company borrowing $22,000,000 under its bank credit facility to fund a portion of the purchase price. The second transaction for two supply vessels was completed with the acquisition of the first vessel on June 25, 1997 and the second vessel on July 3, 1997. The Company borrowed $8,000,000 under its bank credit facility to fund a portion of the purchase price of these two vessels.

  In June 1997 the Company entered into an agreement to acquire 12 supply vessels for $69,000,000. Eleven of the vessels were acquired for a total of $62,000,000 on July 21, 1997. The purchase was funded with a portion of the proceeds of the Company's $110,000,000 of 8 1/2% Senior Notes issued July 21, 1997. The Company acquired the twelfth vessel on October 29, 1997, with the Company borrowing $4,500,000 under its bank credit facility to fund a portion of the purchase.

4. PUBLIC OFFERINGS OF COMMON STOCK:

  In May 1996, the Company completed an initial public offering of 6,585,000 shares of $.01 par value common stock. The proceeds received from the offering were $48,394,000, net of underwriting discounts and other costs of $4,286,000. Of the proceeds, the Company used $31,150,000 to repay senior debt, $6,065,000 to pay subordinated debt and $11,000,000 to acquire four supply vessels. The balance of the proceeds was used by the Company for additional working capital.

  In November 1996, the Company completed a second offering that included the issuance of 1,700,000 shares of $.01 par value common stock. The proceeds from the offering were $31,144,000, net of underwriting discounts and other costs of $2,006,000. The proceeds were used to repay $30,500,000 of the Company's revolving line of credit, with the balance of the proceeds used for working capital and other purposes.

  In December 1997, the Company completed an offering that included the issuance of 4,600,000 shares of $.01 par value common stock. The proceeds from the offering were $123,305,000, net of underwriting discounts and other costs of $5,495,000. The net proceeds were used to repay a portion of the indebtedness incurred to fund the acquisition of Saevik (see Note 3) and certain related expenses.

5. ACCOUNTS RECEIVABLE:

  The Company's accounts receivable, net consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                  1997    1996
                                                                 ------- -------
      Trade receivables, net of allowance for doubtful accounts
       of $571 and $610 in 1997 and 1996, respectively.........  $30,121 $16,172
      Insurance and other......................................    4,398   1,237
                                                                 ------- -------
        Accounts receivable, net...............................  $34,519 $17,409
                                                                 ======= =======

  The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, Brazil and the North Sea.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

6. OTHER ASSETS:

  The Company's other assets, net consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                  1997    1996
                                                                 ------- ------
Deferred marine inspection costs, net of accumulated
 amortization of $6,276 and $3,335 in 1997 and 1996,
 respectively................................................... $11,879 $2,667
Deferred financing costs, net of accumulated amortization of
 $432 and $28 in 1997 and 1996, respectively....................  10,703    205
Marine vessels spare parts......................................   1,607    939
Investment in and advances to unconsolidated subsidiary.........   1,391    568
Other...........................................................     463    123
                                                                 ------- ------
  Other assets, net............................................. $26,043 $4,502
                                                                 ======= ======

7. LONG-TERM DEBT:

  The Company's long-term debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                  1997    1996
                                                                -------- -------
Revolving loan, interest at a base interest rate plus a
 margin, as defined, on the date of borrowing (weighted
 average rate of 7.36% and 7.09% at December 31, 1997 and
 1996, respectively) payable at the end of the interest period or quarterly, principal due October 8, 2002..................  $  9,000 $21,000
Senior Notes, interest at 8.5%, due 2005......................   280,000      --
Note payable, bearing interest at NIBOR (Norwegian Interbank
 Offered Rate) plus 1%, (5.13% at December 31, 1997),
 principal and interest due in 14 semiannual installments,
 maturing July 2004, collateralized by marine vessels.........    46,785      --
Note payable, bearing interest at NIBOR plus 1% (5.13% at
 December 31, 1997), principal and interest due in 19
 semiannual installments, maturing October 2006,
 collateralized by a marine vessel............................    10,307      --
Note payable, bearing interest at NIBOR plus .5%--1% (4.63%--
 5.13% at December 31, 1997), principal and interest due in 14 semiannual installments, maturing July 2004, collateralized
 by a marine vessel...........................................     2,394      --
Note payable, bearing interest at NIBOR plus .75% (4.88% at
 December 31, 1997), principal and interest payments due in 14 semiannual installments, maturing October 2004,
 collateralized by a marine vessel............................     7,945      --
Note payable, bearing interest at 6.49%, principal and
 interest due in 17 semiannual installments, maturing March
 2003, collateralized by a marine vessel......................     4,425      --
Note payable, bearing interest at NIBOR plus .75% (4.88% at
 December 31, 1997), principal and interest due in 16
 semiannual installments, maturing June 2005, collateralized
 by a marine vessel...........................................     8,518      --
Note payable, bearing interest at NIBOR plus 1% (5.13% at
 December 31, 1997), principal and interest due in 10
 semiannual installments, maturing January 1998,
 collateralized by a marine vessel............................     2,712      --
                                                                -------- -------
                                                                 372,086  21,000
Less current maturities.......................................    12,701      --
                                                                -------- -------
                                                                $359,385 $21,000
                                                                ======== =======

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Annual maturities on long-term debt during the next five years are as follows:

       1998............................................................ $ 12,701
       1999............................................................   11,345
       2000............................................................    9,989
       2001............................................................    9,989
       2002............................................................   18,989
       Thereafter......................................................  309,073
                                                                        --------
                                                                        $372,086
                                                                        ========

  During 1995, the Company had a revolving credit and term loan agreement with The First National Bank of Boston (the "Credit Agreement"). Availability under the revolving loan was based on the Company's accounts receivable. The Company incurred a commitment fee of 0.5% per annum on the unused amount. Substantially all of the Company's assets served as collateral for the Credit Agreement.

  Effective June 28, 1995, the Company amended its Credit Agreement ("Second Amendment") to establish $5 million of availability under the revolving credit loan and extend principal payments. Under the Second Amendment, the Company had the right to convert $2,000,000 of outstanding amounts under the revolving credit loan into a term loan. The Company converted $1,700,000 of its outstanding revolving credit loan into a term loan in November 1995 and $300,000 of amounts outstanding under the revolving credit loan were converted into a term loan in January 1996.

  Effective March 6, 1996, the Company amended its Credit Agreement ("Third Amendment") to provide for an increased total credit facility, extend principal payments and restructure other portions of the Credit Agreement. The Third Amendment contained a revolving credit facility and term loan provisions. The $3,000,000 revolving credit facility, which would have matured in July 1997, bore interest at 1.75% above a base rate. The Third Amendment contained $33,000,000 of term loans in three separate tranches which all bore interest at 1.75% above a base rate.

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

  Effective July 26, 1996, the Company executed a new $30,000,000 revolving credit agreement (the "Bank Credit Facility") with the same group of lenders that provided the Company's previous Credit Agreement, which was prepaid on May 21, 1996 with proceeds from the initial public offering. The Bank Credit Facility was increased to $35,000,000 effective August 26, 1996 and to $50,000,000 effective October 8, 1996. The Bank Credit Facility bore interest at LIBOR plus 1 1/2% per annum with a commitment fee of 3/8% per annum on the undrawn portion. The Bank Credit Facility contained certain covenants which required the Company to maintain certain debt coverage ratios and net worth levels, limit capital expenditures and prohibit equity distributions.

  In connection with the acquisition of Saevik, on December 1, 1997, the Company amended and restated the Bank Credit Facility to provide for a $150.0 million revolving line of credit and $200.0 million in term loans (the "Amended and Restated Facility"). The Amended and Restated Facility matures December 1, 2002 and bears interest at LIBOR plus a margin that depends on the Company's leverage ratio with a commitment fee of .25% to .5% on the undrawn portion. The Amended and Restated Facility is collateralized, to the extent permitted by the indentures that govern the Senior Notes (as defined herein),

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES by a security interest in substantially all of the assets of the Company's subsidiaries and a pledge of the stock of certain of the Company's subsidiaries. The Amended and Restated Facility contains certain covenants which require the Company to maintain certain debt coverage ratios and minimum net worth and which restrict the Company's ability to incur additional indebtedness, pay dividends or make certain other distributions. The Amended and Restated Facility may be used to borrow in U.S. dollars or Norwegian kroner.

  During 1997, the Company issued three Series of 8 1/2% Senior Notes due 2005, Series A/B Notes--$110,000,000, Series C/D Notes--$100,000,000 and
Series E/F Notes--$70,000,000 (the "Senior Notes"). The Senior Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures that govern the Senior Notes). Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year commencing February 1, 1998. Except in certain circumstances the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25%, plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments are required on the Senior Notes until their final maturity.

  The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

8. INCOME TAXES:

  Earnings (loss) before income taxes and extraordinary item derived from U.S. and international operations for the years ended December 31 are as follows (in thousands):

                                                         1997    1996     1995
                                                        ------- ------- --------
   United States....................................... $50,780 $16,705 $(1,969)
   International.......................................   3,501      --       --
                                                        ------- ------- --------
                                                        $54,281 $16,705 $(1,969)
                                                        ======= ======= ========

  The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 1997, 1996 and 1995, are as follows (in thousands):

                                                           1997    1996   1995
                                                          ------- ------ ------
   Current income taxes:
     U.S. federal income taxes........................... $ 6,486 $1,999 $   --
     State income taxes..................................      62      4     --
     Foreign taxes.......................................      66     --     --
   Deferred income taxes:
     U.S. federal income taxes...........................  11,096  3,713  (667)
     State income taxes..................................     328     98    (3)
     Foreign taxes.......................................     944     --     --
                                                          ------- ------ ------
                                                          $18,982 $5,814 $(670)
                                                          ======= ====== ======

  The Company has not recognized a deferred tax liability of approximately $245,000 for the undistributed earnings of a non-U.S. subsidiary because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES in a taxable manner, such as through receipt of dividends or sale of investments. As of December 31, 1997, the undistributed earnings of this subsidiary were approximately $3,500,000.

  The Company's deferred income taxes at December 31, 1997 and 1996 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

                                                  DEFERRED TAX    DEFERRED TAX
                                                     ASSETS        LIABILITIES
                                                 --------------- ---------------
                                                          NON-            NON-
                                                 CURRENT CURRENT CURRENT CURRENT
   1997                                          ------- ------- ------- -------
   Depreciation and amortization................  $ --   $   --   $ --   $29,976
   Deferral of foreign earnings.................    --       --     --    11,702
   Insurance reserves...........................   588       --     --        --
   Alternative minimum tax credits..............    --    5,284     --        --
   Net operating loss carryforward..............    --    3,833     --        --
   Other........................................    --       --    550        --
                                                  ----   ------   ----   -------
                                                  $588   $9,117   $550   $41,678
                                                  ====   ======   ====   =======
   Current deferred tax assets, net.............                         $    38
                                                                         =======
   Non-current deferred tax liabilities, net....                         $32,561
                                                                         =======
   1996
   Depreciation and amortization................  $ --   $   --   $ --   $15,988
   Insurance reserves...........................   680       --     --        --
   Alternative minimum tax credits..............    --      451     --        --
   Net operating loss carryforward..............    --    5,199     --        --
   Other........................................    --      257     --        --
                                                  ----   ------   ----   -------
                                                  $680   $5,907     --   $15,988
                                                  ====   ======   ====   =======
   Current deferred tax assets, net.............                         $   680
                                                                         =======
   Non-current deferred tax liabilities, net....                         $10,081
                                                                         =======

  The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follow (in thousands):

                                                        1997     1996    1995
                                                       -------  ------  ------
   Federal income taxes at statutory rate............. $18,998  $5,680  $ (670)
   State income taxes net of federal benefit..........     386      55      --
   Foreign tax rate differential......................    (245)     --      --
   Goodwill...........................................     124      23      --
   Other..............................................    (281)     56      --
                                                       -------  ------  ------
   Income tax expense (benefit)....................... $18,982  $5,814  $ (670)
                                                       =======  ======  ======
   Effective tax rate.................................      35%     35%    (34)%
                                                       =======  ======  ======

  A tax benefit for the exercise of stock options in the amount of $1,026,000 and $1,088,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 1997 and 1996, respectively.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  The net operating loss carryforwards for federal and state tax purposes are approximately $11.1 million at December 31, 1997 and expire in 2010. Alternative minimum tax credits at December 31, 1997 are approximately $5,284,000. The Company completed an initial public offering in May 1996, which is considered a change of control for federal income tax purposes. This will limit the utilization of net operating loss carryforwards to a set level as provided by regulations.

9.COMMON STOCK OPTION PLANS:

  The Company sponsors two stock-based incentive compensation plans, the "1993 Stock Option Plan" (the "1993 Plan") and the "1996 Stock Incentive Plan" (the "1996 Plan"). Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

  Under the 1993 Plan, the Company is authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

  According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. In 1995, the Company granted to an officer of the Company a total of 302,530 Awards in the form of incentive stock options at the October 29, 1993 original cost of the common stock, which was determined by the Board of Directors to be the fair market value of the Company's stock at that time, and accordingly, no expense was recognized. As of December 31, 1996, Awards have been granted with respect to all 1,455,018 shares. All these Awards have a ten-year term and are fully exercisable.

  Under the 1996 Plan, the Company is authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (qualified under Section 422 to the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted stock, stock awards, or any combination of these forms of Awards. Awards may be granted to key employees of the Company, including directors who are also considered employees of the Company for purposes of the Plan. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

  According to the 1996 Plan, Awards may be granted with respect to a maximum of 900,000 shares of common stock. No participant may be granted, in any calendar year, Awards with respect to more than 100,000 shares of common stock. In 1996, the Company granted a total of 221,000 Awards in the form of incentive stock options under the Plan at exercise prices equal to the fair value of the Company's stock at that time, which ranged from $8.00 to $10.94 per share. The Awards have a ten-year term.

  In 1997, the Company granted 191,000 Awards in the form of incentive stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $20.13 to $23.13 per share.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and the changes during the years ended on those dates are presented below:

                                               INCENTIVE STOCK OPTIONS
                             -----------------------------------------------------------
                                    1997                1996                1995
                             ------------------- ------------------- -------------------
                             NUMBER OF  WEIGHTED NUMBER OF  WEIGHTED NUMBER OF  WEIGHTED
                               SHARES   AVERAGE    SHARES   AVERAGE    SHARES   AVERAGE
                             UNDERLYING EXERCISE UNDERLYING EXERCISE UNDERLYING EXERCISE
                              OPTIONS    PRICES   OPTIONS    PRICES   OPTIONS    PRICES
                             ---------- -------- ---------- -------- ---------- --------
   Outstanding at beginning
    of the year............  1,468,968   $ 2.01  1,455,018   $0.91   1,152,488   $0.91
   Granted.................    191,000   $20.90    221,000   $8.20     302,530   $0.91
   Exercised...............    165,138   $ 2.59    207,050   $0.91          --   $0.91
   Forfeited...............      9,500   $13.01         --      --          --
   Outstanding at end of
    year...................  1,485,330   $ 4.30  1,468,968   $2.01   1,455,018   $0.91
   Exercisable at end of
    year...................  1,314,330   $ 4.30  1,367,680   $2.01    1,800,78   $0.91

  Weighted average fair value of options granted during 1997, 1996 and 1995 were $9.68, $4.25 and $0.32, respectively.

  The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1997, 1996, 1995, respectively: no dividend yield; risk-free interest rates are 6.40% in 1997, 6.56% in 1996 and 7.35% in 1995, respectively; expected terms of the options are 5 or 6 years; and the expected volatility is 39.35% for 1997, 43.91% in 1996 and 0% for 1995, respectively. In determining the "minimum value" SFAS No. 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered in 1995 because the Company was not publicly-traded when the options were granted.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                           OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                      ------------------------------ --------------------
                                  WEIGHTED
                                   AVERAGE  WEIGHTED             WEIGHTED
                        NUMBER    REMAINING AVERAGE    NUMBER    AVERAGE
        RANGE OF      OUTSTANDING CONTRACT  EXERCISE EXERCISABLE EXERCISE
    EXERCISE PRICES   AT 12/31/97   LIFE     PRICE   AT 12/31/97  PRICE
    ----------------  ----------- --------- -------- ----------- --------
    $0.91 to $10.94    1,296,330    6.37     $ 1.88   1,296,330   $ 1.88
    $20.13 to $23.13     189,000    9.42     $20.91      18,000   $21.80
    ----------------   ---------    ----     ------   ---------   ------
    $0.91 to $23.13    1,485,330    6.76     $ 4.30   1,314,330   $ 2.15

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1997, 1996 and 1995 would approximate the pro forma below:

                               AS      PRO       AS      PRO       AS       PRO
                            REPORTED  FORMA   REPORTED  FORMA   REPORTED   FORMA
                            12/31/97 12/31/97 12/31/96 12/31/96 12/31/95  12/31/95
                            -------- -------- -------- -------- --------  --------
   SFAS 123 Charge......... $    --  $   528   $   --   $  628  $    --   $     8
   APB 25 Charge........... $    --  $    --   $   --   $   --  $    --   $    --
   Net income (loss)....... $35,299  $34,771   $9,974   $9,346  $(1,299)  $(1,307)
   Diluted net income
    (loss) per average
    common share........... $  2.11  $  2.07   $ 0.81   $ 0.75  $ (0.21)  $ (0.21)

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE:

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data).

                  FOR THE YEAR ENDED DECEMBER 31, 1997      FOR THE YEAR ENDED DECEMBER 31, 1996
                 ----------------------------------------  ----------------------------------------
                                                  PER-                                      PER-
                    INCOME         SHARES        SHARE        INCOME         SHARES        SHARE
                  (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                 ------------- ---------------  ---------  ------------- ---------------  ---------
Income (loss)
 before
 extraordinary
 item...........   $    35,299              --               $    10,891              --
                   -----------  --------------               -----------  --------------
BASIC EPS
Income (loss)
 available for
 common
 shareholders...        35,299      15,895,023  $    2.22         10,891      11,044,884  $    0.99
                                                =========                                 =========
EFFECT OF
 DILUTIVE
Stock option
 grants.........            --         863,443                        --       1,336,018
                   -----------  --------------               -----------  --------------
DILUTED EPS
Income (loss)
 available to
 common
 shareholders
 plus assumed
 conversions....   $    35,299      16,758,466  $    2.11    $    10,891      12,380,902  $    0.88
                   ===========  ==============  =========    ===========  ==============  =========
                  FOR THE YEAR ENDED DECEMBER 31, 1995
                 ------------------------------------------
                                                  PER-
                    INCOME          SHARES       SHARE
                  (NUMERATOR)    (DENOMINATOR)   AMOUNT
                 -------------- --------------- -----------
Income (loss)
 before
 extraordinary
 item...........   $    (1,299)              --
                 -------------- ---------------
BASIC EPS
Income (loss)
 available for
 common
 shareholders...        (1,299)       6,101,042 $    (0.21)
                                                ===========
EFFECT OF
 DILUTIVE
Stock option
 grants.........            --               --
                 -------------- ---------------
DILUTED EPS
Income (loss)
 available to
 common
 shareholders
 plus assumed
 conversions....   $    (1,299)       6,101,042 $    (0.21)
                 ============== =============== ===========

11. OTHER RELATED PARTY TRANSACTIONS:

  Pursuant to an agreement effective October 29, 1993, Berkshire Partners, a shareholder, was entitled to receive $16,666 each month for five years for providing certain management and other consulting services (the "Berkshire Agreement"). The Berkshire Agreement was automatically renewable on an annual basis after the initial five year period upon agreement of the parties. The Berkshire Agreement was terminated upon the successful completion of the Company's initial public offering in May 1996.

  During February 1995, an officer of the Company purchased 4,583 shares of the Company's common stock at the original cost of the common stock and approximately $17,000 of the Company's 9% Subordinated Notes.

12.EMPLOYEE BENEFIT PLANS:

 Profit Sharing Plan

  The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants' before tax savings contributions up to 5% of the participants' taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion that is subject to approval by the Company's Board of Directors. The Company expensed contributions to the Plan for the years ended December 31, 1997, 1996 and 1995 of $129,000, $113,000 and $66,000,
respectively.

 Pension Plan and Employee Benefits:

  Substantially all of the Company's Norwegian employees are covered by a number of noncontributory, defined benefit pension plans which were acquired in association with the acquisition of Saevik. Benefits are based primarily on participants' compensation and years of credited services. The Company's policy is to fund contributions to the plans based upon actuarial computations. Plan assets include investments in debt and equity securities and property.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Net pension expense included the following components for the 1997 plan year.

                                                                  (IN THOUSANDS)
   Service costs for benefits earned during the period..........       $168
   Interest costs on projected benefit obligation...............         59
   Return on plan assets........................................        (84)
   Net amortization and deferral................................        (74)
   Social security contributions................................         23
                                                                       ----
   Net pension benefit cost.....................................       $ 92
                                                                       ====
   Actuarial assumptions:
     Discount rate..............................................       7.00%
     Rate of interest in future compensation....................       3.30%
     Expected rate of return on plan assets.....................       8.00%

  Due to the timing of the acquisition of Saevik, the Company's statement of operations for the year ending December 31, 1997 includes one-twelfth of the net pension benefit cost reflected above.

  The vested benefit obligation was calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees' expected date of separation or retirement. The employee pension plans' funded status as determined by the actuary at December 31, 1997 is presented in the following table.

                                                          PLANS IN   PLANS IN
                                                         WHICH PLAN    WHICH
                                                           ASSETS   OBLIGATION
                                                           EXCEED     EXCEEDS
                                                         OBLIGATION PLAN ASSETS
                                                         ---------- -----------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligation:
     Vested benefits...................................    $ 303       $485
                                                           -----       ----
     Accumulated benefit obligation....................      303        485
   Effect of projected future salary levels............      111        169
                                                           -----       ----
   Projected benefit obligation........................      414        654
   Plan assets at fair market value....................      682        555
                                                           -----       ----
   Plan assets in excess of (less than) projected
    benefit obligation.................................     (268)        99
   Unrecognized net gain...............................       --         56
   Social security contribution........................      (23)        22
                                                           -----       ----
   Accrued (prepaid) pension cost......................    $(291)      $177
                                                           =====       ====

13.COMMITMENT AND CONTINGENCIES:

  The Company has an agreement with an unrelated company to provide management and operating services for certain lift boats. The agreement provides for management and incentive fees to be paid to the unrelated company based on percentages of gross monthly income and net operating income, respectively. Management fees of $1,271,000, $979,000 and $468,000 were included in direct vessel operating expenses for the years ended December 31, 1997, 1996 and 1995, respectively. Pursuant to the agreement, the operator has been granted a right of first refusal on any sale of the lift boats.

  In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES be settled within the limits of the Company's insurance coverages. At December 31, 1997 and 1996, the Company has accrued a liability in the amount of $1,560,000 and $1,963,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially in the near term from amounts accrued.

  On August 15, 1996, the Company entered into a five year contract with Petroleo Brasileiro S.A. ("Petrobras"), to build and operate an advanced "small water area twin hull" crew boat (the "SWATH vessel") which will be used to transport personnel to offshore platforms. On October 7, 1996, the Company entered into an agreement with a shipyard to construct the SWATH vessel. In addition, the Company is constructing or refurbishing and upgrading five additional supply vessels. The total remaining committed costs of the six vessels, including equipment provided by the Company, is expected to be approximately $22,851,000. The Company expects the six vessels to commence operations at various times during 1998.

  Saevik is constructing one 276-foot platform supply vessel that is scheduled to be delivered in March of 1998. Saevik also recently commenced construction of a 275-foot, technologically advanced anchor handling, towing and supply vessel ("AHTS"), with 23,800 horsepower that is scheduled to be delivered no later than May 1999. Total remaining committed costs of the two vessels is expected to be approximately $53,085,000. Saevik also has an option with the shipbuilder to construct a similar AHTS for delivery during 2000.

  In February 1998, the Company Board of Directors approved the adoption of a Stockholder Rights Plan ("Plan"). In connection with the Plan, the Board of Directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preferred Stock. Under the Plan, Preference Stock Purchase Rights (the "Rights") will be distributed as a dividend at a rate of one Right for each share of the Company's common stock held as of record as of the close of business on March 6, 1998. Each Right will entitle holders of the Company's common stock to buy a fraction of a share of a new series of the Company's preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable.

14.FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The carrying amount of debt approximates fair value because it bears interest rates currently available to the Company for debt with similar terms and remaining maturities.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                FIRST  SECOND    THIRD  FOURTH
                                               ------- -------  ------- -------
                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
  Revenues.................................... $23,492 $26,293  $34,094 $41,601
  Operating income............................  10,992  12,754   17,296  20,759
  Net income..................................   6,671   7,974    9,801  10,853
  Basic earnings per share:
    Net income per average common share
     outstanding(1)...........................    0.43    0.51     0.63    0.65
  Diluted earnings per share:
    Net income per average common share
     outstanding(1)...........................    0.40    0.47     0.58    0.61
YEAR ENDED DECEMBER 31, 1996
  Revenues.................................... $ 8,384 $11,111  $13,390 $20,599
  Operating income............................   1,678   3,165    5,000   9,269
  Income before extraordinary item............     364   1,618    3,218   5,691
  Extraordinary item..........................      --    (917)      --      --
  Net income..................................     364     701    3,218   5,691
  Basic earnings per share:
    Income per average common share before
     extraordinary item(1)....................    0.06    0.16     0.24    0.39
    Extraordinary item, net of tax(1).........      --   (0.09)      --      --
    Net income per average common share
     outstanding(1)...........................    0.06    0.07     0.24    0.39
  Diluted earnings per share:
    Income per average common share before
     extraordinary item(1)....................    0.06    0.14     0.21    0.36
    Extraordinary item, net of tax(1).........      --   (0.08)      --      --
    Net income per average common share
     outstanding(1)...........................    0.06    0.06     0.21    0.36

-------
(1) Earnings per share data has been restated to reflect a 100% stock dividend effective June 9, 1997 and a 3.0253-for-1 common stock split effective April 26, 1996. Additionally, in accordance with SFAS No. 128 the Company has restated earnings per share data for all prior periods to reflect basic earnings per share and diluted earnings per share.

16. SEGMENT DATA:

  The Company is a provider of marine supply vessels and related services to the oil and gas industry in the U.S. Gulf of Mexico. With the acquisition of Saevik in 1997, the Company expanded its operation to provide marine supply vessels and related services to the oil and gas industry in the North Sea.

                                                          NORTH
                                                  U.S.     SEA    CONSOLIDATED
                                                -------- -------- ------------
                                                        (IN THOUSANDS)
Revenues:
  December 31, 1997............................ $118,236 $  7,244   $125,480
Operating income, excluding depreciation and
 amortization:
  December 31, 1997............................ $ 72,955 $  4,601   $ 77,556
Identifiable assets:
  December 31, 1997............................ $420,013 $278,768   $698,781
Depreciation and amortization:
  December 31, 1997............................ $ 14,930 $    825   $ 15,755
Capital expenditures:
  December 31, 1997............................ $151,780 $    156   $151,936

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  For the years ended December 31, 1997 and 1995, no customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 1996 one customer accounted for approximately 10% of the Company's revenues.

17. SEPARATE FINANCIAL STATEMENTS FOR SUBSIDIARY GUARANTORS:

  Pursuant to the terms of the indentures governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors must fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors. Saevik and its wholly-owned subsidiary, Saevik Shipping AS, executed guarantees of the Senior Notes that were deemed to be effective as of December 2, 1997, subsequent to December 31, 1997.

18.NEW ACCOUNTING STANDARDS:

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is required to be implemented during the first quarter of the Company's fiscal year ending December 31, 1998 and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" are required to be implemented during the Company's fiscal year ending December 31, 1998. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of stockholders and is incorporated herein by reference.

ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this Report:

    (1) Financial Statements. Reference is made to Item 8 hereof.

    (2) Financial Statement Schedules

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

  (b) Reports on form 8-K:

    The Company filed a current report on Form 8-K under Items 5 and 7 on November 21, 1996. There were no financial statements filed with this report. On December 9, 1997, the Company filed a current report on Form 8-K under Items 2 and 7. This report was amended by a current report on Form 8-K/A filed on January 5, 1998 under Item 7. The report, as amended, included the following financial statements:

      Saevik Supply ASA and Subsidiaries:
        Consolidated Balance Sheet as of December 31, 1996 (audited) and as of September 30, 1997 (unaudited)
        Consolidated Statement of Earnings for the year ended December 31, 1996 (audited) and for the nine months ended September 30, 1997 (unaudited)
        Consolidated Statement of Cash flows for the year ended December
          31, 1996 (audited) and for the nine months ended September 30, 1997 (unaudited)
        Notes to the Accounts

      Viking Vessels (as defined therein):
        Statement of Assets Acquired and Liabilities Assumed as of
          December 31, 1996 (audited)
        Statement of Revenues less Direct Operating Expenses for the years ended December 31, 1994, 1995 and 1996 (audited)
        Notes to Financial Statements

      Pro Forma Consolidated Financial Statements (Unaudited):
        Pro Forma Consolidated Balance Sheet as of September 30, 1997
        Pro Forma Statement of Operations for the nine months ended
          September 30, 1997
        Pro Forma Consolidated Statement of Operations for the year ended
          December 31, 1996
        Notes to Unaudited Pro Forma Consolidated Financial Statements

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Trico Marine Services, Inc.
                                          (Registrant)

                                          By:     /s/ Thomas E. Fairley
                                             ----------------------------------

                                                     THOMAS E. FAIRLEY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

Date: March 6, 1998

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

       /s/ Thomas E. Fairley         President, Chief          March 6, 1998
-----------------------------------   Financial Officer and
         THOMAS E. FAIRLEY            Director (Principal
                                      Executive Officer)

       /s/ Ronald O. Palmer          Chairman of the           March 6, 1998
-----------------------------------   Board
         RONALD O. PALMER

        /s/ Victor M. Perez          Vice President,           March 6, 1998
-----------------------------------   Chief Financial
          VICTOR M. PEREZ             Officer and
                                      Treasurer
                                      (Principal
                                      Financial Officer)

     /s/ Kenneth W. Bourgeois        Vice President and        March 6, 1998
-----------------------------------   Controller
       KENNETH W. BOURGEOIS           (Principal
                                      Accounting Officer)

       /s/ Garth H. Greimann         Director                  March 6, 1998
-----------------------------------
         GARTH H. GREIMANN

          /s/ H. K. Acord            Director                  March 6, 1998
-----------------------------------
            H. K. ACORD

      /s/ Benjamin F. Bailar         Director                  March 6, 1998
-----------------------------------
        BENJAMIN F. BAILAR

   /s/ Edward C. Hutcheson, Jr.      Director                  March 6, 1998
-----------------------------------
     EDWARD C. HUTCHESON, JR.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.

  Our report on the consolidated financial statements of Trico Marine Services, Inc. and Subsidiaries is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-
K. This financial statement schedule is the responsibility of the Company's management.

  In our opinion, this financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 19, 1998

                                                                     SCHEDULE II

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

----------------------------------------------------------------------------
                                                                     COLUMN
         COLUMN A           COLUMN B   COLUMN C  COLUMN C  COLUMN D     E
         --------           --------- ---------- -------- ---------- -------
                                       CHARGED
                             BALANCE  (CREDITED)                     BALANCE
                               AT      TO COSTS  CHARGED               AT
                            BEGINNING    AND     TO OTHER            END OF
       DESCRIPTION          OF PERIOD  EXPENSES  ACCOUNTS DEDUCTIONS PERIOD
----------------------------------------------------------------------------
           1997
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade            $610      $(310)     271        --      $571
                              ====      =====      ===       ===      ====
           1996
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade            $480       $130       --        --      $610
                              ====      =====      ===       ===      ====
           1995
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade            $240       $240       --        --      $480
                              ====      =====      ===       ===      ====

                          TRICO MARINE SERVICES, INC.

                                 EXHIBIT INDEX

 EXHIBIT                                                           SEQUENTIALLY
 NUMBER                                                              NUMBERED
 -------                                                              PAGES
                                                                   ------------
   3.1   Amended and Restated Certificate of Incorporation of
         the Company (1)
   3.2   Bylaws of the Company, as amended (1)
   4.1   Specimen Common Stock Certificate (2)
   4.2   Indenture dated July 21, 1997 by and among the Company,
         Trico Marine Operators, Inc., Trico Marine Assets, Inc.
         and Texas Commerce Bank National Association, as
         Trustee ("July Indenture") (1)
   4.3   Form of Note and Subsidiary Guarantee under the July
         Indenture (1)
   4.4   First Supplemental Indenture to the July Indenture
   4.5   Indenture dated November 14, 1997 by and among the
         Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc. and Texas Commerce Bank National
         Association, as Trustee, including form of Note and
         Subsidiary Guarantee (the "November Indenture") (3)
   4.6   First Supplemental Indenture to the November Indenture
   4.7   Indenture dated December 24, 1997 by and among the
         Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc. and Texas Commerce Bank National
         Association, as Trustee (the "December Indenture") (4)
   4.8   Form of Note and Subsidiary Guarantee under the
         December Indenture (4)
   4.9   First Supplemental Indenture to the December Indenture
  10.1   Form of Indemnity Agreement by and between the Company
         and each of the Company's directors (2)
  10.2   Second Amended and Restated Revolving Credit Agreement,
         dated as of March 13, 1998, by and among the Company,
         Trico Marine Operators, Inc., Trico Marine Assets,
         Inc., and BankBoston, N.A., as agent for itself and the
         other lending institutions that may become party
         thereto from time in accordance with the terms thereof
  10.3   Vessel Purchase Agreement dated as of June 18, 1997, by
         and between Trico Marine Assets, Inc. and Otto Candies,
         Inc. (1)
  10.4   Registration Rights Agreement, dated July 21, 1997, by
         and among the Company, Trico Marine Operators, Inc.,
         Trico Marine Assets, Inc., and Bear, Stearns & Co.
         Inc., Jefferies & Company, Inc. and BancBoston
         Securities Inc. (1)
  10.5   Registration Rights Agreement, dated November 14, 1997,
         by and among the Company, Trico Marine Operators, Inc.,
         Trico Marine Assets, Inc. and Jefferies & Company,
         Inc., Bear, Stearns & Co. Inc and BancBoston
         Securities, Inc. (3)
  10.6   Registration Rights Agreement, dated December 24, 1997,
         by and among the Company, Trico Marine Operators, Inc.,
         Trico Marine Assets, Inc. and Jefferies & Company,
         Inc., Bear, Stearns & Co. Inc. and Schroder & Co. Inc.
         (4)
  10.7   Sale of Purchase Agreement by and between Ensco
         Offshore Company and Trico Marine Assets, Inc. dated
         October 11, 1996 relating to Houma, Louisiana docking
         and maintenance facility (5)
  10.8   Vessel Purchase Agreement dated as of August 1, 1996
         among Trico Marine Assets, Inc. and Kim Susan, Inc.,
         K&B Boat Rentals, Fagan Boat Services, Inc. (6)
  10.9   Management and Operating Agreement dated as of October
         28, 1993 by and among Power Offshore Services, Inc.,
         Trico Marine Operators, Inc. and Trico Marine Assets,
         Inc., as amended (2)
  10.10  The Company's 1996 Incentive Compensation Plan, as
         amended +
  10.11  The Company's 1993 Stock Option Plan (2)+
  10.13  Form of Option Agreement under the 1996 Incentive
         Compensation Plan (2)+
  10.14  Form of Noncompetition, Nondisclosure and Severance
         Agreements between the Company and certain of its
         officers (2)+

 EXHIBIT                                                         SEQUENTIALLY
 NUMBER                                                            NUMBERED
 -------                                                            PAGES
                                                                 ------------
  10.15  Vessel Purchase Agreement dated as of January 6, 1997 by and between Trico Marine Assets, Inc. and Laborde
         Marine, L.L.C. (7)
  21.1   Subsidiaries of the Company
  23.1   Consent of Coopers & Lybrand L.L.P.
  27.1   Financial Data Schedule

-------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, 1997 and filed with the Commission on November 21, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 1997 and filed with the Commission on January 14, 1998.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-14871).
(6) Incorporated by reference to the Company's current report on Form 8-K dated October 10, 1996 and filed with the Commission on October 22, 1997.
(7) Incorporated by reference to the Company's current report on Form 8-K dated January 31, 1997 and filed with the Commission on February 14, 1997.
 +Management Contract or Compensation Plan or Arrangement.