Form 10-Q
period 1998-03-31
TRICO MARINE SERVICES INC
filed 1998-05-15
CIK 921549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

    X    Quarterly Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1998

                               or

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

                       Yes      X      No

As of May 8, 1998 there were 20,333,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                   PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


             TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                             (Unaudited)

                        (Dollars in thousands)

                                                         March 31,  December 31,
                                                           1998         1997
                                  ASSETS

Current assets:
        Cash and cash equivalents                       $  4,769      $ 10,940
        Accounts receivable, net                          33,652        34,519
        Prepaid expenses and other current assets          4,254         3,486

              Total current assets                        42,675        48,945

Property and equipment, at cost:
        Land and buildings                                 2,744         2,429
        Marine vessels                                   497,172       480,920
        Construction-in-progress                          53,865        42,256
        Transportation and other                           3,006         2,433
                                                         556,787       528,038

Less accumulated depreciation and amortization            29,475        22,982

        Net property and equipment                       527,312       505,056

Goodwill, net                                            118,022       118,737
Other assets                                              31,278        26,043

                                                        $719,287      $698,781


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long term debt               $ 12,294      $ 12,701
        Accounts payable                                  12,659         9,114
        Accrued expenses                                   7,473        10,012
        Accrued interest                                   5,989         5,514
        Income taxes payable                                 258         3,773

             Total current liabilities                    38,673        41,114

Long-term debt                                           373,183       359,385
Deferred income taxes, net                                36,855        32,561
Other non-current liabilities                              2,646         4,221

            Total liabilities                            451,357       437,281

  Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, authorized 40,000,000
     shares, issued 20,385,448 and 20,367,098 shares,
     outstanding 20,313,416 and 20,295,066 shares at
     March 31, 1998 and December 31, 1997                    204           204
        Additional paid-in capital                       218,413       218,528
        Retained earnings                                 55,150        45,306
        Accumulated other comprehensive expense           (5,836)       (2,537)
        Treasury stock, at par value, 72,032 shares           (1)           (1)

            Total stockholders' equity                   267,930       261,500

                                                        $719,287      $698,781

  The accompanying notes are an integral part of these consolidated financial statements.


               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

             (Dollars in thousands, except per share amounts)


                                                          Three Months Ended
                                                                March 31,
                                                           1998          1997

Revenues:
     Charter hire                                      $ 48,866      $ 23,488
     Other vessel income                                     21             4

           Total revenues                                48,887        23,492

Operating expenses:
     Direct vessel operating expenses and other          16,819         8,218
     General  and administrative                          2,294         1,418
     Amortization of marine inspection costs              1,448           582

           Total operating expenses                      20,561        10,218

Depreciation and amortization expense                     6,943         2,282

Operating income                                         21,383        10,992

Interest expense                                          6,552           726
Amortization of deferred financing costs                    428            17
Other income, net                                          (321)          (14)

Income before income taxes                               14,724        10,263

Income tax expense                                        4,880         3,592

Net income                                             $  9,844      $  6,671


Basic earnings per common share:
     Net income                                        $   0.48      $   0.43

     Average common shares outstanding               20,298,403    15,533,292


Diluted earnings per common share:
     Net income                                        $   0.47      $   0.40

     Average common shares outstanding               21,091,922    16,864,730


   The accompanying notes are an integral part of these consolidated financial statements.


               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                           (Dollars in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                               1998        1997


Net income                                                  $  9,844   $  6,671
Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                          9,390      2,882
        Deferred income taxes                                  4,705      3,592
        Gain on sales of assets                                    2          7
        Provision for doubtful accounts                           30         30
Changes in operating assets and liabilities:
        Accounts receivable                                      510       (777)
        Prepaid expenses and other current assets               (852)       (74)
        Accounts payable and accrued expenses                 (1,811)       901
        Other, net                                               713       (275)

             Net cash provided by operating activities        22,531     12,957

Cash flows from investing activities:
        Purchases of property and equipment                  (34,726)   (31,911)
        Deferred marine inspection costs                      (7,297)    (1,781)
        Proceeds from sales of assets                              6          5
        Investment in and advances to unconsolidated company    (556)         3
        Other                                                 (1,478)         -

             Net cash used in investing activities           (44,051)   (33,684)

Cash flows from financing activities:
        Proceeds from issuance of common stock, net of
        registration expenses                                   (115)        19
        Proceeds from issuance of long-term debt              20,840     25,500
        Repayment of long-term debt                           (4,823)    (1,000)
        Deferred financing costs and other                      (343)       (48)

             Net cash provided by financing activities        15,559     24,471

Effect of exchange rate changes on cash and cash equivalents    (210)         -

Net increase (decrease) in cash and cash equivalents          (6,171)     3,744

Cash and cash equivalents at beginning of period              10,940      1,047

Cash and cash equivalents at end of period                  $ 4,769    $  4,791


Supplemental information:
     Income taxes paid                                      $ 3,700    $    450

     Income taxes refunded                                  $     3    $      -

     Interest paid                                          $ 7,973    $    419



    The accompanying notes are an integral part of these consolidated financial statements.


                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                              (Dollars in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997


Net income                                                   9,844       6,671

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustments               (3,299)          -


Comprehensive income                                         6,545       6,671



        The accompanying notes are an integral part of these consolidated financial statements.



          TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1997.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2.   Bank Credit Agreements:

Effective March 13, 1998, the Company amended its agreement with its bank lenders (the "Amended Facility") to remove certain subsidiaries as participants in the agreement, to release a portion of the assets pledged as collateral, to reduce the interest rate and to reduce the commitment fee on the unused portion of the Amended Facility.

3.   Separate Financial Statements for Subsidiary Guarantors:

During 1997, the Company issued three Series of 8 1/2% Senior Notes due 2005, Series A/B Notes--$110,000,000, Series C/D Notes- -$100,000,000 and Series E/F Notes--$70,000,000 (the "Senior
Notes"). The Senior Notes are uncollateralized and guaranteed by Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA and Saevik Shipping AS (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries (other than insignificant subsidiaries), (c) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, (d) the Subsidiary Guarantors have jointly and severally guaranteed the Company's obligations under the Notes on a full and unconditional basis and (e) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

4.   Subsequent Events:

On April 8, 1998 the Company issued $10,000,000 principal amount of 8 year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (The "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are secured by a first preferred ship mortgage on the Stillwater River, a Small Waterplane Area Twin Hull (SWATH) vessel, and by an assignment of the charter contract that the vessel will commence upon its completion. The proceeds from the Bonds were placed in escrow at the closing and will be distributed to the Company upon completion and delivery of the vessel.


5.   Authorized Shares and Stock Split:

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

6.   New Accounting Standards:

During the year, the Company adopted Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income" (FASB No. 130). FASB No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Prior periods presented herein have been reclassified in accordance with FASB No. 130.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 132, "Employer's Disclosures about Pensions and Other Retirement Benefits," effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.






  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

      Revenues for the first quarter ended March 31, 1998 were $48.9 million, an increase of 108.1% compared to $23.5 million in revenues for the first quarter of 1997. This increase was principally due to the growth in the Company's fleet of marine vessels in the Gulf of Mexico ("Gulf"), the commencement of operations in the North Sea as a result of the Company's acquisition of Saevik Supply ASA in December 1997 and the improved average vessel day rates for all of the Company's vessel classes. The first quarter of 1998 was the first full quarter to include the operations of the Saevik Supply fleet of vessels. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                                        Three months ended March 31,

                                              1998        1997
        Average Day Rates:
        Supply                             $ 8,159     $ 6,582
        Supply/Anchor  Handling  (N.  Sea)  13,421         -
        Lift                                 6,717       5,536
        Crew/Line Handling                   2,082       1,771

        Utilization(1):
        Supply                                 70%         88%
        Supply/Anchor Handling (N. Sea)        92%          -
        Lift                                   69%         66%
        Crew/Line Handling                     98%         94%

        Average Number of Vessels:
        Supply                                48.5        35.8
        Supply/Anchor Handling (N. Sea)       16.1         -
        Lift                                   6.0         6.0
        Crew/Line Handling                    23.0        24.7
__________________
(1) Average utilization rates are average rates for all vessels based on a 365 day year. Vessels are considered utilized when they are being operated or mobilized/demobilized under contracts with customers.

      Supply boat day rates in the Gulf for the first quarter of 1998 rose 24.0% to $8,159 compared to $6,582 for the comparable 1997 period, due to the strong market conditions in the Gulf. While the Company's Gulf supply boats experienced strong demand and effectively full utilization levels during the period, utilization for the Company's supply boats in the Gulf decreased for the first quarter due to the large number of scheduled vessel drydockings compared to the year-ago period and the Company's fleet enhancement program. Vessel downtime associated with scheduled drydockings and upgrades is expected to be similar in the second quarter of 1998, but decrease during the last half of the year.

      Day rates for the Company's North Sea vessels averaged $13,421 and utilization was 92%. The day rate average and utilization was impacted by the drydocking, for a total of 53 days, of two of the Company's largest anchor handling towing and supply ("AHTS") vessels. These vessels have typically been working in the spot market at day rates that are significantly above the fleet average. In mid-March 1998, the Company took delivery of a new 276-foot platform supply vessel ("PSV"), which commenced a three-year contract in the U.K. sector of the North Sea.

      Lift  boat  day rates averaged $6,717 for the  quarter,  an increase  of  21.3%, compared to $5,536 for the  comparable  1997 period. Utilization for the Company's lift boats was 69% for the first quarter, compared to 66% for the year-ago period.

     Day rates for crew boats and line handling vessels increased 17.6% to $2,082 for the first quarter, from $1,771 for the first quarter of 1997, due to the increase in day rates for crew boats in the Gulf. Utilization for the crew boats and line handling vessels increased to 98% for the first quarter of 1998, compared to 94% for the comparable 1997 period, due to strong demand for crew boats in the Gulf and the long term contracts for the Company's line handling vessels operating in Brazil.

      During the first quarter of 1998, direct vessel operating expenses increased to $16.8 million (34.4% of revenues) compared to $8.2 million (35.0% of revenues), for the first quarter of 1997, due to the expanded vessel fleet.

      Depreciation and amortization expense increased to $6.9 million for the first quarter of 1998, up from $2.3 million for the year-ago period due to the expanded vessel fleet and the amortization of goodwill associated with the purchase of Saevik Supply. Amortization of marine inspection costs increased to $1.4 million for the first quarter, from $582,000 in the comparable 1997 period, due to the amortization of increased drydocking and marine inspection costs associated with the larger fleet of vessels.

      General and administrative expenses increased to $2.3 million (4.7% of revenues) in the 1998 first quarter from $1.4 million (6.0% of revenues) for the 1997 period due to additions of personnel in connection with the growth in the Company's vessel fleet and the Saevik Supply acquisition in the North Sea. General and administrative expenses, as a percentage of revenues, decreased in the first quarter, as the increase in revenues and additions to the vessel fleet did not require proportionate increases in administrative expenses.

      Interest expense increased to $6.6 million for the first quarter of 1998 from $726,000 for the first quarter of 1997. This increase was due to increased borrowings in 1997 that were used to fund the Company's acquisition of supply boats in the
Gulf in 1997, the Company's various vessel construction and upgrade projects and the acquisition of Saevik Supply. In July 1997, the Company issued $110.0 million principal amount of 8-1/2% Senior Notes due 2005 (the "Notes"), the proceeds of which were used to purchase 11 supply boats in the Gulf and to repay outstanding amounts under the Company's revolving credit facility. In November and December 1997, the Company issued an additional $170 million principal amount of the Notes, the proceeds of which were used to fund a portion of the acquisition of Saevik Supply. Interest expense was low for the first quarter of 1997 because the Company had reduced its borrowings under its credit facility with proceeds from the Company's equity offering that was completed in November 1996.

      In  the  first quarter of 1998, the Company had income  tax expenses of $4.9 million compared to income tax expense  of  $3.6 million in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

      Since its initial public offering in May 1996, the Company has focused on growth through acquisitions. In December 1997, the Company significantly expanded its international operations by acquiring Saevik Supply for approximately $289.0 million in cash. Since its initial public offering, the Company also acquired 37 supply boats for use in the Gulf at an aggregate cost of $177.0 million. As a result of this growth, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. This strategy of growth through acquisitions, together with increased vessel day rates, has enabled the Company to significantly increase total revenues and achieve strong operating results.

     Funds during the first three months of 1998 were provided by $20.8 million in borrowings under the Company's Bank Credit Facility (as defined below), and $22.5 million in funds from operating activities. During the period, the Company repaid $4.8 million of debt and made capital expenditures, including deferred marine inspection costs, totaling $42.0 million.

      Capital expenditures for the first three months of 1998 consisted principally of $34.7 million of vessel upgrade or construction projects on eight vessels, four of which are for the Gulf market, two for the Brazilian market, and two for the North Sea market. To expand its North Sea operations, in the first quarter the Company completed construction of a 276-foot PSV that was delivered in March 1998 and began a three-year charter for a U.K. oil and gas operator. The Company also continued construction in Norway of a 275-foot, technologically advanced AHTS with 23,800 horsepower that is scheduled to be delivered no later than May 1999. The Company also has two 230-foot supply vessels currently under construction at a shipyard on the U.S. Gulf Coast. The first vessel is expected to be completed by August 1998 and has been committed to a three-year charter to an oil and gas company active in the Gulf. The second vessel is expected to be delivered at the end of 1998. Other capital expenditures during the quarter included: (i) costs to lengthen and upgrade two supply boats for the Gulf, the Elkhorn River and Kings River, which were placed in service in March 1998; (ii) costs for the construction of the SWATH vessel and a supply boat for use in the Brazilian market; and (iii) U.S. Coast Guard drydocking costs.

      In 1997, the Company issued $280.0 million in aggregate principal amount of the Notes, which were used to fund certain acquisitions of supply boats in the Gulf, to repay outstanding borrowings under the Company's revolving credit facility and fund a portion of the acquisition of Saevik Supply. The Notes are unsecured and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures governing the Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indentures governing the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

      To provide funding for the acquisition of Saevik Supply, effective December 1, 1997, the Company amended and restated its existing bank credit facility to provide for a $150.0 million revolving credit facility and $200.0 million in term loans (collectively, the "Bank Credit Facility"). The term loans were repaid with the net proceeds of the Company's issuance of 4,600,000 shares of Common Stock (approximately $123.7 million), which was completed in December 1997 (the "Common Stock
Offering"). Proceeds from the $70 million issuance of Notes completed in December 1997 were used to repay outstanding amounts under the revolving portion of the Bank Credit Facility.

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

      In addition to the Notes and the Amended Facility, as a result of the acquisition of Saevik Supply, the Company has debt under several bank credit facilities (collectively, the "Saevik Bank Facilities"), which were used by Saevik Supply to fund vessel acquisitions. As of March 31, 1998, the Company had approximately $84.5 million (NOK 643.5 million) of debt outstanding under the Saevik Bank Facilities. The Saevik Bank Facilities are collateralized by a security interest in substantially all of the assets of Saevik Supply, require Saevik Supply to maintain certain financial ratios and limit the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facilities bear interest at NIBOR (Norwegian Interbank Offered
Rate) plus a margin which varies among the different credit facilities. The weighted average interest rate for the Saevik Bank Facilities was 5.6% as of March 31, 1998. Amounts outstanding are due in annual installments of various amounts through 2006. The Company is in the process of amending the Saevik Bank Facilities. Based on proposals received, such amendment is expected to result in a consolidation of all facilities, a reduction in the interest margin above NIBOR and a reduction in collateral securing the facility.

      In connection with the construction of the SWATH vessel, in April 1998, the Company issued $10,000,000 aggregate principal amount of 8 year, 6.08% Ship Financing Bonds guaranteed by the United States Government. The Bonds are due in 16 semi-annual installments of principal and interest and are secured by a first preferred ship mortgage on the SWATH vessel and by an assignment of the vessel's charter. The proceeds from the Bonds were placed in escrow at the indenture closing and will be distributed to the Company upon completion and delivery of the vessel. The proceeds will be used to reduce the amounts outstanding under the Company's Amended Facility.

      Capital expenditures planned for the remainder of 1998 are expected to total $28.0 million, consisting primarily of the existing vessel construction projects and scheduled vessel drydockings. Existing vessel construction projects include: (i) completion of the SWATH vessel and supply vessel for the Brazilian market; (ii) completion of the two 230-foot supply vessels; and (iii) continuation of the construction of the 275-foot AHTS in Norway to be completed no later than May 1999.

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

Cautionary Statements

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies, scheduled drydockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risks involved with the Company's acquisition of Saevik Supply and the integration thereof, the Company's dependence on the oil and has industry and the volatility of that industry, the Company's ability to manage growth, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

Not applicable.

                  PART II.    OTHER INFORMATION
           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       3.1    Certificate of Incorporation of the Company.1
       3.2    By Laws of the Company. 1
       4.1    Specimen Common Stock Certificate 2
       4.2    Indenture dated July 21, 1997 by and among  the
              Company, Trico Marine Operators, Inc.,
              Trico Marine Assets, Inc. and Texas Commerce Bank National Association, as Trustee ("July Indenture") 1
       4.3    Form of Note and Subsidiary Guarantee under  the
              July Indenture 1
       4.4    First Supplemental Indenture to the July Indenture 3
       4.5    Indenture dated November 14, 1997 by and among the
              Company, Trico Marine Operators, Inc., Trico Marine Assets,
              Inc. and Texas Commerce Bank National Association, as Trustee, including form of Note and Subsidiary Guarantee (the "November Indenture") 4
       4.6    First  Supplemental Indenture  to  the  November Indenture 3
       4.7    Indenture dated December 24, 1997 by and among the Company,
              Trico Marine Operators, Inc., Trico Marine Assets, Inc. and
              Texas Commerce Bank National Association, as Trustee
              (the "December Indenture") 5
       4.8    Form of Note and Subsidiary Guarantee under the December
              Indenture 5
       4.9    First  Supplemental Indenture to the December Indenture 3
       4.10 Certificate of Designations for the Company's Series AA Participating Cumulative Preference Stock 6
       4.11 Rights Agreement dated as of February 19, 1998, by and between the Company and ChaseMellon Shareholder Services, L.L.C. 6
       11.1   Computation of Earnings Per Share.
       27.1   Financial Data Schedule.
___________________________

        1 Incorporated by reference to the Company's Current Report on Form
          8-K dated July 21, 1997 and filed with the Commission on August 1,
          1997.

        2 Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).

        3 Incorporated by reference to the Company's Annual Report on Form
          10-K for the year ended December 31, 1997.

        4 Incorporated by reference to the Company's Current Report on Form
          8-K dated November 14, 1997 and filed with the Commission on November 21, 1997.

        5 Incorporated by reference to the Company's Currrent Report on Form
          8-K dated December 24, 1997 and filed with the Commission on January 14, 1998.

        6 Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 3, 1998.

(b) Reports on Form 8-K:

       (i)  Current  Report on Form 8-K/A dated January  5,  1998 reporting "Item 7 - Financial Statements and Exhibits."

        This report contains the following amended unaudited pro forma consolidated financial statement with respect to the Company's acquisition of Saevik Supply:

     Unaudited Balance Sheet as of September 30, 1997
     Unaudited Pro Forma consolidated Statement of Operations for the nine months ended September 30, 1997.
     Unaudited Pro Forma Consolidated Statement of operations for the year ended December 31, 1996.
       Notes   to  Unaudited  Pro  Forma  Consolidated  Financial
Statement.


       (ii)  Current  Report  on Form 8-K dated  March  23,  1998 reporting "Item 5 - Other Events."



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICO MARINE SERVICES, INC.
                              (Registrant)




Date: May 15, 1998          /s/ KENNETH W. BOURGEOIS
                                  Kenneth W. Bourgeois
                            Chief Accounting Officer and duly
                                 authorized officer