Form 10-Q
period 1998-06-30
TRICO MARINE SERVICES INC
filed 1998-08-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

      (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1998

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

                       Yes      (X)      No

As of August 12, 1998 there were 20,351,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share

                                  PART I.   FINANCIAL INFORMATION

                                  ITEM 1.   FINANCIAL STATEMENTS

                              TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)


                                        (Dollars in thousands)


                                                                           June 30,     December 31,
                                                                            1998            1997
                                                                          __________    ____________
                                                        ASSETS
     Current assets:
             Cash and cash equivalents                                    $   14,971    $   10,940
             Accounts receivable, net                                         40,391        34,519
             Prepaid expenses and other current assets                         3,310         3,486
                                                                          __________    ____________
                   Total current assets                                       58,672        48,945
                                                                          __________    ____________
     Property and equipment, at cost:
             Land and buildings                                                2,973         2,429
             Marine vessels                                                  503,568       480,920
             Construction-in-progress                                         71,623        42,256
             Transportation and other                                          3,176         2,433
                                                                          __________    ____________
                                                                             581,340       528,038

     Less accumulated depreciation and amortization                           34,896        22,982
                                                                          __________    ____________
             Net property and equipment                                      546,444       505,056
                                                                          __________    ____________
     Goodwill, net                                                           117,242       118,737
     Other assets                                                             37,757        26,043
                                                                          __________    ____________
                                                                          $  760,115    $  698,781
                                                                          ==========    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                            $   14,445    $   12,701
             Accounts payable                                                 11,806         9,114
             Accrued expenses                                                  8,428        10,012
             Accrued interest                                                 10,620         5,514
             Income taxes payable                                                 -          3,773
                                                                          __________    ____________
                  Total current liabilities                                   45,299        41,114
                                                                          __________    ____________
     Long-term debt                                                          391,006       359,385
     Deferred income taxes, net                                               42,016        32,561
     Other non-current liabilities                                             2,598         4,221
                                                                          __________    ____________
                 Total liabilities                                           480,919       437,281
                                                                          __________    ____________
     Commitments and contingencies

     Stockholders' equity:
        Common stock, $.01 par value, authorized 40,000,000 shares, issued
         20,423,448 and 20,367,098 shares, outstanding 20,351,416 and
         20,295,066 shares at June 30, 1998 and December 31, 1997,
         respectively                                                            204           204
             Additional paid-in capital                                      218,770       218,528
             Retained earnings                                                66,874        45,306
             Accumulated other comprehensive expense                          (6,651)       (2,537)
             Treasury stock, at par value, 72,032 shares                          (1)           (1)
                                                                          __________    ____________
                 Total stockholders' equity                                  279,196       261,500
                                                                          __________    ____________
                                                                          $  760,115    $  698,781
                                                                          ==========    ============
                 The accompanying notes are an integral part of these consolidated financial statements.


                              TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)

                            (Dollars in thousands, except per share amounts)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                   _______________________       ______________________
                                                      1998           1997          1998          1997
                                                   ________       ________       ________      ________
     Revenues:
          Charter hire                              $52,906        $26,293       $101,772       $49,781
          Other vessel income                            36              -             57             4
                                                   ________       ________       ________      ________
                Total revenues                       52,942         26,293        101,829        49,785
                                                   ________       ________       ________      ________
     Operating expenses:
       Direct vessel operating expenses and other    17,197          9,139         34,016        17,357
       General  and administrative                    2,476          1,314          4,770         2,732
       Amortization of marine inspection costs        2,282            692          3,730         1,274
                                                   ________       ________       ________      ________
                Total operating expenses             21,955         11,145         42,516        21,363
                                                   ________       ________       ________      ________
     Depreciation and amortization expense            7,401          2,394         14,344         4,676
                                                   ________       ________       ________      ________
     Operating income                                23,586         12,754         44,969        23,746

     Interest expense                                 7,029            788         13,581         1,514
     Amortization of deferred financing costs           427             18            855            35
     Gain on sale of assets, net                       (610)          (260)          (608)         (253)
     Other income, net                                 (418)           (59)          (741)          (80)
                                                   ________       ________       ________      ________
     Income before income taxes                      17,158         12,267         31,882        22,530

     Income tax expense                               5,434          4,293         10,314         7,885
                                                   ________       ________       ________      ________
     Net income                                     $11,724        $ 7,974        $21,568       $14,645
                                                   ========       ========       ========      ========



     Basic earnings per common share:
          Net income                             $     0.58    $      0.51     $     1.06     $     0.94
                                                 ==========    ===========     ==========     ==========
          Average common shares outstanding      20,335,702     15,568,863     20,317,926     15,551,176
                                                 ==========    ===========     ==========     ==========

     Diluted earnings per common share:
          Net income                            $      0.56     $     0.47     $     1.02     $     0.87
                                                ===========     ==========     ==========     ==========
          Average common shares outstanding      21,102,455     16,854,189     21,097,988     16,859,430
                                                ===========     ==========     ==========     ==========

                 The accompanying notes are an integral part of these consolidated financial statements.

                               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                         (Dollars in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          ________________________
                                                                               1998          1997
                                                                          __________    __________
      Net income                                                          $   21,568    $   14,645
      Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation and amortization                                   19,458         5,985
              Deferred income taxes                                           10,013         5,717
              Gain on sales of assets                                           (608)         (253)
              Provision for doubtful accounts                                     60            60
      Changes in operating assets and liabilities:
              Accounts receivable                                             (6,402)       (4,047)
              Prepaid expenses and other current assets                          155          (192)
              Accounts payable and accrued expenses                            2,617         1,807
              Other, net                                                         239          (216)
                                                                          __________    __________
                   Net cash provided by operating activities                  47,100        23,506
                                                                          __________    __________
      Cash flows from investing activities:
              Purchases of property and equipment                            (61,568)      (42,558)
              Deferred marine inspection costs                               (15,834)       (5,455)
              Proceeds from sales of assets                                    1,274         1,115
              Investment in and advances to unconsolidated company            (1,219)         (264)
              Other                                                           (1,493)           -
                                                                          __________    __________
                   Net cash used in investing activities                     (78,840)      (47,162)
                                                                          __________    __________
      Cash flows from financing activities:
              Proceeds from issuance of common stock                             243            75
              Proceeds from issuance of long-term debt                       125,962        33,500
              Repayment of long-term debt                                    (89,459)       (5,000)
              Deferred financing costs and other                                (661)          (48)
                                                                          __________    __________
                   Net cash provided by financing activities                  36,085        28,527
                                                                          __________    __________
      Effect of exchange rate changes on cash and cash equivalents              (314)            -
                                                                          __________    __________
      Net increase in cash and cash equivalents                                4,031         4,871

      Cash and cash equivalents at beginning of period                        10,940         1,047
                                                                          __________    __________
      Cash and cash equivalents at end of period                          $   14,971    $    5,918
                                                                          ==========    ==========

      Supplemental information:
           Income taxes paid                                              $    3,746    $    1,493
                                                                          ==========    ==========
           Income taxes refunded                                          $        3    $        -
                                                                          ==========    ==========
           Interest paid                                                  $   11,277    $    1,622
                                                                          ==========    ==========



           The accompanying notes are an integral part of these consolidated financial statements.


                                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    (Unaudited)

                                              (Dollars in thousands)

                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30
                                                 ____________________    __________________
                                                    1998      1997        1998      1997
                                                 _________  _________    _______  _________

     Net income                                    $11,724   $ 7,974     $21,568   $14,645
                                                 _________  _________    _______  _________
     Other comprehensive expense, net of tax:
          Foreign currency translation adjustments    (815)       -       (4,114)       -
                                                 _________  _________    _______  _________

     Comprehensive income                          $10,909   $ 7,974     $17,454   $14,645
                                                 =========  =========    ======== =========



      The accompanying notes are an integral part of these consolidated financial statements




          TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1997.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2.   Bank Credit Agreements:

Effective March 13, 1998, the Company amended its agreement with its bank lenders (the "Amended Facility") to remove certain subsidiaries as participants in the agreement, to release a portion of the assets pledged as collateral, to reduce the interest rate and to reduce the commitment fee on the unused portion of the Amended Facility. Effective July 16, 1998, the Company reduced the total commitment available under the Amended Facility from $150,000,000 to $100,000,000.

On June 23, 1998, the Company amended the Saevik Supply bank credit facilities creating one revolving credit facility in the amount of NOK 650 million, or $84.8 million (the "Saevik Bank Facility"), and a term loan in the amount of NOK 29.7 million ($3.9 million). As of June 30, 1998, the Company had approximately NOK 610 million ($79.6 million) of debt outstanding under the Saevik Bank Facility. The Saevik Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Saevik Supply to maintain certain financial ratios and limits the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Saevik Bank Facility was 5.76% as of June 30, 1998. The commitment amount for the Saevik Bank Facility reduces by NOK 50 million ($6.5 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

3.   Separate Financial Statements For Subsidiary Guarantors:

During 1997, the Company issued three Series of 82% Senior Notes due 2005, Series A/B Notes -- $110,000,000, Series C/D Notes -- $100,000,000 and Series E/F Notes -- $70,000,000 (the "Senior
Notes"). The Senior Notes are uncollateralized and guaranteed by Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA and Saevik Shipping AS (the "Subsidiary Guarantors"). Separate financial statements of Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries (other than insignificant subsidiaries), (c) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, (d) the Subsidiary Guarantors have jointly and severally guaranteed the Company's obligations under the Notes on a full and unconditional basis and
(e) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

4.United States Government Guaranteed Ship Financing Bonds:

On April 8, 1998 the Company issued $10,000,000 principal amount of 8 year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are collateralized by a first preferred ship mortgage on the Stillwater River, a Small Waterplane Area Twin Hull ("SWATH") vessel, and by an assignment of the charter contract that the vessel will commence upon its completion. The proceeds from the Bonds were placed in escrow at the closing and will be distributed to the Company upon completion and delivery of the vessel.

5.   Foreign Exchange:

In  June  1998,  Saevik Supply ASA entered into  several  forward foreign currency exchange contracts to hedge certain of its exposures relating to fluctuations in the Great Britain pound. These contracts generally expire within one year. Gains and losses on the contracts are deferred until the hedged transaction is recognized. As of June 30, 1998, deferred gains and losses on forward foreign currency exchange contracts were not material to the consolidated financial statements.

6.   Income Taxes:

The Company's effective income tax rate for the three-month and six-month periods ended June 30, 1998 was 32%. The variance from the Company's statutory rate is due to income contributed by Saevik Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

7.  New Accounting Standards:

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB No.
133), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact FASB No. 133 will have on its financial statements, if any.


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

         RESULTS OF OPERATIONS

         Revenues for the second quarter and six months ended June 30, 1998 were $52.9 million and $101.8 million, respectively, an increase of 101.4% and 104.5% compared to the $26.3 million and $49.8 million in revenues for the second quarter and first six months of 1997, respectively. This increase was principally due to the inclusion, for the full 1998 periods, of the Company's North Sea operations, which commenced as a result of the acquisition of Saevik Supply ASA in December 1997, the growth in the Company's fleet of marine vessels in the U.S. Gulf of Mexico ("Gulf") and the improved average vessel day rates for all the Company's vessel classes. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                                          Three months ended June 30,      Six months ended June 30,
                                              1998       1997                   1998         1997
         Average Day Rates:
         Supply                             $ 8,065    $ 7,077                $ 8,111      $ 6,833
         Supply/Anchor Handling (N. Sea)     15,142          -                 14,320            -
         Lift                                 6,072      5,528                  6,434        5,507
         Crew/Line Handling                   2,081      1,993                  2,081        1,919

         Utilization (1):
         Supply                                 70%        84%                    70%          86%
         Supply/Anchor Handling (N. Sea)        96%         -                     94%           -
         Lift                                   54%        71%                    61%          69%
         Crew/Line Handling                     91%       100%                    95%          97%
         Average Number of Vessels:
         Supply                                50.0       38.0                   49.4         36.9
         Supply/Anchor Handling (N. Sea)       17.0         -                    16.6           -
         Lift                                   6.0        6.0                    6.0          6.0
         Crew/Line Handling                    22.3       24.4                   22.6         24.5

         Supply boat day rates in the Gulf for the second quarter and first six months of 1998 rose 14.0% to $8,065 and 18.7% to $8,111, respectively, compared to $7,077 and $6,833 for the comparable 1997 periods. Utilization for the supply boat fleet decreased for the second quarter and six-month period due primarily to vessel downtime resulting from of the Company's extensive fleet upgrade and refurbishment program which is intended to enhance vessel capacities and extend their service lives. Toward the end of the second quarter of 1998, however, the Company began to experience a decrease in average day rates and utilization for its Gulf supply boat fleet as a result of decreased activity in the Gulf due to lower oil prices and increased overall fleet capacity due to newly-constructed supply boats entering the market. These factors have led to increased competition in the Gulf supply boat market.
          **ENDNOTES**

          (1) Average utilization rates are average rates for all vessels based on a 365-day year. Vessels are considered utilized when they are being operated or mobilized/ demobilized under contracts with customers.


         Day rates for the Company's North Sea vessels averaged $15,142 and $14,320 for the second quarter and first six months of 1998, respectively. Utilization was 96% for the second quarter of 1998, and 94% for the six-month period of 1998. In mid-March 1998, the Company took delivery of a new 276-foot platform supply vessel ("PSV"), which commenced a three-year contract in the U.K. sector of the North Sea.

         Lift boat day rates averaged $6,072 for the quarter and $6,434 for the first six months of 1998, an increase of 9.8% and 16.8%, respectively, compared to $5,528 and $5,507 for the comparable 1997 periods. Utilization for the Company's lift boats decreased to 54% and 61% for the second quarter and first six months of 1998, respectively, compared to 71% and 69% for the year-ago periods, due to the scheduled drydocking in the second quarter of the Company's two 170-foot class lift boats for an aggregate of 93 days of downtime during the quarter. The improvement in day rates for lift boats during the first six months of 1998 was due to favorable market conditions in the Gulf for offshore platform repair and maintenance and well servicing activities.

         Day rates for crew boats and line handling vessels increased 4.4% to $2,081 for the second quarter, from $1,993 for the second quarter of 1997, due to the increase in day rates for crew boats in the Gulf. Utilization for the crew boats and line handling vessels decreased to 91% for the second quarter of 1998, compared to 100% for the comparable 1997 period, due to vessel downtime resulting from the scheduled drydocking of four of the Company's crew boats in the Gulf.

         During the second quarter and first six months of 1998, direct vessel operating expenses increased to $17.1 million (32.2% of revenues) and $33.8 million (33.2% of revenues), respectively, compared to $9.1 million (34.5% of revenues) and $17.2 million (34.6% of revenues) for the second quarter and first six months of 1997. This increase was primarily due to the acquisition of Saevik Supply and the expanded vessel fleet. Direct vessel operating expenses as a percentage of revenues decreased, however, due to the increase in average vessel day rates during the first six months of 1998.

         Depreciation and amortization expense increased to $7.4 million and $14.3 million for the second quarter and first six months of 1998, respectively, up from $2.4 million and $4.7 million for the year-ago periods as a result of the Company's expanded vessel fleet. Amortization of marine inspection costs increased to $2.3 million and $3.7 million for the quarter and six month period ended June 30,1998, respectively, from $692,000 and $1.3 million in the comparable 1997 periods, due to the amortization of increased dry docking and marine inspection costs associated with the Company's expanded vessel fleet and the Company's fleet refurbishment program.

         General and administrative expenses increased to $2.5 million (4.7% of revenues) and $4.8 million (4.7% of revenues) in the second quarter and first six months of 1998, respectively, from $1.3 million (5.0% of revenues) and $2.7 million (5.5% of revenues) for the 1997 periods due to additions of personnel in connection with the growth in the Company's vessel fleet and the addition of the North Sea operations. General and administrative expenses, as a percentage of revenues, decreased in the 1998 periods as the increase in revenues and expansion of the Company's vessel fleet did not require proportionate increases in administrative expenses.

         Interest expense increased to $7.0 million for the second quarter of 1998 from $788,000 for the second quarter of 1997. This increase was due to increased borrowings in 1997 that were used to fund the Company's acquisition of supply boats in the Gulf, the Company's various vessel construction and upgrade projects and the acquisition of Saevik Supply. In July 1997, the Company issued $110 million principal amount of 82% Senior Notes due 2005 (the "Notes"), the proceeds of which were used to purchase 11 supply boats in the Gulf and to repay outstanding amounts under the Company's revolving credit facility. In November and December 1997, the Company issued an additional $170 million principal amount of the Notes ($100 million in November and $70 million in December), the proceeds of which were used to fund a portion of the acquisition of Saevik Supply and to repay outstanding amounts under the Company's Bank Credit Facility (as defined below). Interest expense was low for the first six months of 1997 because the Company had reduced its borrowings under its credit facility with proceeds from the Company's equity offering that was completed in November 1996.

         In the second quarter and first six months of 1998, the Company had income tax expenses of $5.4 million and $10.3 million, respectively, compared to income tax expense of $4.3 million and $7.9 million in the 1997 periods. The Company's effective income tax rate for the three-month and six-month periods ended June 30, 1998 was 32%. The variance from the Company's statutory rate is due to income contributed by Saevik Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

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

         Funds during the first six months of 1998 were provided by $126.0 million in borrowings under the Company's bank credit facilities and $47.1 million in funds from operating activities. During the period, the Company repaid $89.5 million of debt and made capital expenditures, including deferred marine inspection costs, totaling $77.4 million.

         During the first six months of 1998, the Company spent approximately $60.4 million on vessel upgrade or construction projects. To expand its North Sea operations, the company took delivery in the first quarter of a 276-foot PSV which began a three-year charter for a U.K. oil and gas operator in March 1998. The Company also continued construction in Norway of a 275-foot, technologically advanced anchor handling towing and supply vessel ("AHTS") with 23,800 horsepower that is scheduled to be delivered no later than May 1999. The Company also has two 230-foot supply vessels currently under construction at a shipyard on the U.S. Gulf Coast. The first vessel is expected to be completed in September 1998 and has been committed to a three-year charter to an oil and gas company active in the Gulf. The second vessel is expected to be delivered at the end of 1998. Other capital expenditures for vessel upgrade and construction projects during the period included: (i) costs to lengthen and upgrade two supply boats for the Gulf, the Elkhorn River and Kings River, both of which were placed in service in March 1998; (ii) costs for the construction of a supply boat for use in the Brazilian market which was placed in service in July 1998, and the continued construction of the SWATH vessel and (iii) U.S. Coast Guard drydocking costs and vessel refurbishment costs.

         In 1997, the Company issued $280.0 million in aggregate principal amount of the Notes, which were used to fund certain acquisitions of supply boats in the Gulf, to repay outstanding borrowings under the Company's revolving credit facility and to fund a portion of the acquisition of Saevik Supply. The Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the indentures governing the Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indentures governing the Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

         To provide funding for the acquisition of Saevik Supply, effective December 1, 1997, the Company amended and restated its existing bank credit facility to provide for a $150.0 million revolving credit facility and $200.0 million in term loans (collectively, the "Bank Credit Facility"). The term loans were repaid with the net proceeds of the Company's issuance of 4,600,000 shares of common stock (approximately $123.7 million) that was completed in December 1997 (the "Common Stock Offering"). Proceeds from the $70 million issuance of Notes completed in December 1997 were used to repay outstanding amounts under the revolving portion of the Bank Credit Facility.

         As a result of the repayment of substantially all of its borrowings under the Bank Credit Facility as discussed above, the Company renegotiated and amended the terms of the Bank Credit Facility (the "Amended Facility") in March 1998. The Amended Facility provides a $150.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The Amended Facility is collateralized by a mortgage on certain of the Company's vessels. Amounts borrowed under the Amended Facility mature on December 1, 2002 and bear interest at LIBOR plus a margin that depends on the Company's leverage ratio (currently approximately 7.16%). The Amended Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Amended Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes. In July 1998, the Company reduced the committed amount of the Amended Facility to $100 million.

         In addition to the Notes and the Amended Facility, as a result of the acquisition of Saevik Supply, the Company incurred debt under several bank facilities that were originally established by Saevik Supply to make vessel acquisitions. In June 1998, the Company amended the existing Saevik Supply bank credit facilities creating one revolving credit facility in the amount of NOK 650 million, or $84.8 million (the "Saevik Bank Facility"), and a term loan in the amount of NOK 29.7 million ($3.9 million). As of June 30, 1998, the Company had approximately NOK 610 million ($79.6 million) of debt outstanding under the Saevik Bank Facility. The Saevik Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Saevik Supply to maintain certain financial ratios and limits the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facility bear interest at NIBOR (Norwegian Interbank Offered
         Rate) plus a margin. The weighted average interest rate for the Saevik Bank Facility was 5.76% as of June 30, 1998. The commitment amount for the Saevik Bank Facility reduces by NOK 50 million ($6.5 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

         In connection with the construction of the SWATH vessel, in April 1998, the Company issued $10.0 million aggregate principal amount of 8 year, 6.08% Ship Financing Bonds (the "Ship Bonds") guaranteed by the United States Government. The Ship Bonds are due in 16 semi-annual installments of principal and interest and are secured by first preferred ship mortgage on the SWATH vessel and by an assignment of the vessel's charter. The proceeds from the Ship Bonds were placed in escrow at the indenture closing and will be distributed to the Company upon completion and delivery of the SWATH vessel. The proceeds will be used to reduce the amounts outstanding under the Company's Amended Facility.

         Capital expenditures planned for the remainder of 1998 are expected to total $35.0 million, consisting primarily of the existing vessel construction projects, scheduled vessel drydockings and expenditures associated with the Company's fleet refurbishment program. Existing vessel construction projects include: (i) completion of the SWATH vessel for the Brazilian market; (ii) completion of the two 230-foot supply vessels; and (iii) continuation of the construction of the 275-foot AHTS in Norway to be completed no later than May 1999.

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

         During 1997 the Company began an evaluation of its existing software systems to determine which computer programs need to be upgraded or modified to become year 2000 compliant. The Company has determined that the cost to upgrade or modify those software systems which are not already year 2000 compliant will not have a material effect on the Company's financial position, operations or cash flow.

         CAUTIONARY STATEMENTS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the
         Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies, scheduled drydockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risks involved with the Company's acquisition of Saevik Supply and the integration thereof, the Company's dependence on the oil and gas industry and the volatility of that industry, the Company's ability to manage growth, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                  PART II.    OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 27, 1998 (the "Annual Meeting").

(b) At the Annual Meeting, H.K. Acord and Edward C. Hutcheson, Jr. were re-elected to serve until the annual meeting of stockholders for the year 2001. In addition to the directors elected at the Annual Meeting, the terms of Thomas
     E. Fairley, Benjamin F. Bailar, Ronald O. Palmer and Garth
     H. Greimann continued after the Annual Meeting.

(c)  At the Annual Meeting, holders of shares of the Company's
     Common Stock elected two directors with the number of votes cast for and withheld for such nominees as follows:


     Name                        For                Withheld

     H. K. Acord                 17,392,040         134,580

     Edward C. Hutcheson, Jr.    17,393,740         132,880


     Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

        3.1 Certificate of Incorporation of the Company. 1

        3.2   By Laws of the Company.1

        4.1   Specimen Common Stock Certificate.2

        4.2 Indenture dated July 21, 1997 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Texas Commerce Bank National
              Association, as Trustee ("July Indenture").1

        4.3   Form  of Note and Subsidiary Guarantee  under  the
              July Indenture. 1

        4.4   First   Supplemental  Indenture   to   the   July
              Indenture.3

        4.5 Indenture dated November 14, 1997 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Texas Commerce Bank National Association, as Trustee, including form of Note and Subsidiary Guarantee (the "November Indenture").4

        4.6   First   Supplemental  Indenture  to  the  November
              Indenture.3

        4.7 Indenture dated December 24, 1997 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Texas Commerce Bank National Association, as Trustee (the "December Indenture").5

        4.8   Form  of Note and Subsidiary Guarantee  under  the
              December Indenture.5

        4.9   First  Supplemental  Indenture  to  the  December
              Indenture.3

        4.10  Certificate  of  Designations  for  the  Company's
              Series AA Participating Cumulative Preference Stock.6

        4.11 Rights Agreement dated as of February 19, 1998, by and between the Company and ChaseMellon Shareholder
              Services, L.L.C.6

        11.1  Computation of Earnings Per Share.

        27.1  Financial Data Schedule.


     1     Incorporated by reference to the Company's Current
Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997

     2     Incorporated by reference to the Company's
Registration Statement on Form S-1 (Registration
Statement No. 333-2990).

     3     Incorporated by refernce to the Company's
Annual Report on Form 10-K for the year ended December 31, 1997

     4     Incorporated  by  reference to the  Company's  Current
Report on Form 8-K dated November 14, 1997 and filed with the Commission on November 21, 1997.

      5     Incorporated  by reference to the  Company's  Current
Report on Form 8-K dated December 24, 1997 and filed with the Commission on January 14, 1998.

      6   Incorporated by reference to the Company's Registration
Statement on Form 8-A dated March 3, 1998.

(b) Reports on Form 8-K:  None.




                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICO MARINE SERVICES, INC.





                               By:    /s/ Kenneth W. Bourgeois
                                      Kenneth W. Bourgeois
                                      Chief Accounting Officer and
                                        duly authorized officer

Date: August 14, 1998