Form 10-Q
period 1998-09-30
TRICO MARINE SERVICES INC
filed 1998-11-17
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    Form 10-Q

   (X)    Quarterly Report Pursuant to Section 13  or 15(d) of
              the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 1998

          Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
    For the transition period ________ to _______

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

                           Yes  (X)        No

As of November 10, 1998 there were 20,376,416  shares  outstanding  of  the
               Registrant's Common Stock, par value $.01 per share


                                  PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)

                                     (Dollars in thousands)

                                                                  September 30,     December 31,
                                                                      1998              1997
                                                                  _____________     ____________
                              ASSETS
     Current assets:
             Cash and cash equivalents                             $   24,435        $   10,940
             Accounts receivable, net                                  31,645            34,519
             Prepaid expenses and other current assets                  2,835             3,486
                                                                  -------------     ------------
                   Total current assets                                58,915            48,945
                                                                  -------------     ------------
     Property and equipment, at cost:
             Land and buildings                                         3,223             2,429
             Marine vessels                                           528,074           480,920
             Construction-in-progress                                  67,731            42,256
             Transportation and other                                   3,429             2,433
                                                                  -------------     ------------
                                                                      602,457           528,038

     Less accumulated depreciation and amortization                    41,576            22,982
                                                                  -------------     ------------
             Net property and equipment                               560,881           505,056
                                                                  -------------     ------------
     Goodwill, net                                                    117,035           118,737
     Other assets                                                      40,931            26,043
                                                                  -------------     ------------
                                                                   $  777,762        $  698,781
                                                                  =============     ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                     $   14,937        $   12,701
             Accounts payable                                          11,095             9,114
             Accrued expenses                                           9,903            10,012
             Accrued interest                                           5,912             5,514
             Income taxes payable                                          20             3,773
                                                                  -------------     ------------
                  Total current liabilities                            41,867            41,114
                                                                  -------------     ------------
     Long-term debt                                                   401,273           359,385
     Deferred income taxes, net                                        45,884            32,561
     Other non-current liabilities                                      2,614             4,221
                                                                  -------------     ------------
                 Total liabilities                                    491,638           437,281
                                                                  -------------     ------------
     Commitments and contingencies

     Stockholders' equity:
            Common stock, $.01 par value, authorized
             40,000,000 shares, issued 20,448,448 and
             20,367,098 shares, outstanding 20,376,416
             and 20,295,066 shares at September 30, 1998
             and December 31, 1997, respectively                          204               204
            Additional paid-in capital                                218,793           218,528
            Retained earnings                                          69,501            45,306
            Accumulated other comprehensive expense                    (2,373)           (2,537)
            Treasury stock, at par value, 72,032 shares                    (1)               (1)
                                                                  -------------     ------------
                 Total stockholders' equity                           286,124           261,500
                                                                  -------------     ------------
                                                                   $  777,762        $  698,781
                                                                  =============     ============

                The  accompanying  notes  are  an  integral  part of these consolidated financial statements.

                        TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)

                      (Dollars in thousands, except per share amounts)



                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                          --------------------      -----------------------
                                                           1998         1997           1998          1997
                                                          -------      -------      ----------     --------
     Revenues:
          Charter hire                                    $43,017      $34,094      $  144,789    $ 83,875
          Other vessel income                                  27          -                84           4
                                                          --------     --------     -----------   ---------
                Total revenues                             43,044       34,094         144,873      83,879
                                                          --------     --------     -----------   ---------

     Operating expenses:
          Direct vessel operating expenses and other       19,188       11,235          53,204      28,592
          General  and administrative                       2,738        1,425           7,508       4,157
          Amortization of marine inspection costs           2,452          819           6,182       2,093
                                                          --------     --------     -----------   ---------

                Total operating expenses                   24,378       13,479          66,894      34,842
                                                          --------     --------     -----------   ---------

     Depreciation and amortization expense                  7,642        3,319          21,986       7,995
                                                          --------     --------     -----------   ---------
     Operating income                                      11,024       17,296          55,993      41,042

     Interest expense                                       7,172        2,163          20,753       3,677
     Amortization of deferred financing costs                 459          109           1,314         144
     Gain on sale of assets, net                             (301)          (2)           (909)       (255)
     Other income, net                                        (99)         (54)           (840)       (134)
                                                          --------     --------     -----------   ---------

     Income before income taxes                             3,793       15,080          35,675      37,610
                                                          --------     --------     -----------   ---------

     Income tax expense                                     1,166        5,279          11,480      13,164
                                                          --------     --------     -----------   ---------

     Net income                                           $ 2,627      $ 9,801         $24,195     $24,446
                                                          ========     ========     ===========   =========




     Basic earnings per common share:
          Net income                                      $  0.13      $  0.63         $  1.19     $  1.57
                                                          ========     ========     ===========   =========

          Average common shares outstanding            20,357,612   15,646,534      20,331,300   15,583,348
                                                       ===========  ===========     ===========  ==========

     Diluted earnings per common share:
          Net income                                      $  0.13      $  0.58         $  1.15     $  1.45
                                                          ========     ========     ===========   =========

          Average common shares outstanding            21,012,249   16,946,275      21,069,094   16,888,569
                                                       ===========  ===========     ===========  ==========

                 The accompanying notes are an integral part of these
                               consolidated financial

                           TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                        (Dollars in thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                  -----------------------------

                                                                       1998          1997
                                                                  ------------  ---------------

     Net income                                                    $   24,195    $   24,446
     Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                             29,763        10,232
             Deferred income taxes                                     13,176         8,096
             Gain on sales of assets                                     (909)         (255)
             Provision for doubtful accounts                               90            90
     Changes in operating assets and liabilities:
             Accounts receivable                                        3,268        (9,204)
             Prepaid expenses and other current assets                    715          (246)
             Accounts payable and accrued expenses                     (1,885)        8,534
             Other, net                                                (1,189)         (611)
                                                                  ------------  ---------------
                  Net cash provided by operating activities            67,224        41,082
                                                                  ------------  ---------------
     Cash flows from investing activities:
             Purchases of property and equipment                      (80,581)     (119,545)
             Deferred marine inspection costs                         (22,247)       (8,889)
             Proceeds from sales of assets                              6,874         1,121
             Other                                                     (1,824)         (370)
                                                                  ------------  ---------------
                  Net cash used in investing activities               (97,778)     (127,683)
                                                                  ------------  ---------------
     Cash flows from financing activities:
             Proceeds from issuance of common stock                       265           327
             Proceeds from issuance of long-term debt                 147,957       142,928
             Repayment of long-term debt                             (103,326)      (50,500)
             Deferred financing costs and other                          (820)       (3,693)
                                                                  ------------  ---------------

                  Net cash provided by financing activities            44,076        89,062
                                                                  ------------  ---------------

     Effect of exchange rate changes on cash and cash equivalents         (27)           -
                                                                  ------------  ---------------

     Net increase in cash and cash equivalents                         13,495         2,461

     Cash and cash equivalents at beginning of period                  10,940         1,047
                                                                  ------------  ---------------

     Cash and cash equivalents at end of period                    $   24,435    $    3,508
                                                                  ============  ================

     Supplemental information:
          Income taxes paid                                        $    3,757    $    2,453
                                                                  ============  ================

          Income taxes refunded                                    $        3    $       -
                                                                  ============  ================

          Interest paid                                            $   24,148    $    2,002
                                                                  ============  ================

                 The accompanying notes are an integral part of these
                               consolidated financial

                          TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         (Unaudited)

                                    (Dollars in thousands)



                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                           -------------------       ------------------
                                                             1998        1997          1998       1997
                                                           --------    -------       -------    -------

     Net Income                                            $ 2,627     $ 9,801       $24,195    $24,446
                                                           --------    -------       -------    -------
     Other comprehensive income, net of tax:
          Foreign currency translation adjustments           4,278         -             164        -
                                                           --------    -------       -------    -------

     Comprehensive income                                  $ 6,905     $ 9,801       $24,359    $24,446
                                                           ========    =======       =======    =======

                 The accompanying notes are an integral part of these
                               consolidated financial


1.   Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1997.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2.   Bank Credit Agreements:

In March 1998, the Company amended its agreement with its bank lenders (the "Amended Facility") to remove certain subsidiaries as participants in the agreement, to release a portion of the assets pledged as collateral, to reduce the interest rate and to reduce the commitment fee on the unused portion of the Amended Facility. Effective July 16, 1998, the Company reduced the total commitment available under the Amended Facility from $150,000,000 to $100,000,000.

In June 1998, the Company amended the Saevik Supply bank credit facilities creating one revolving credit facility in the amount of NOK 650 million, or $87.8 million (the "Saevik Bank Facility"), and a term loan in the amount of NOK 29.7 million ($4.0 million). As of September 30, 1998, the Company had approximately NOK 530 million ($71.6 million) of debt outstanding under the Saevik Bank Facility and a term loan in the amount of NOK 26.7 million ($3.6 million). The Saevik Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Saevik Supply to maintain certain financial ratios and limits the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Saevik Bank Facility was 5.80% as of September 30, 1998. The commitment amount for the Saevik Bank Facility reduces by NOK 50 million ($6.8 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

3.   Separate Financial Statements For Subsidiary Guarantors:

During 1997, the Company issued three Series of 81/2% Senior Notes due 2005, Series A/B Notes -- $110,000,000, Series C/D Notes -- $100,000,000
and Series E/F Notes -- $70,000,000 (the "Senior Notes"). The Senior Notes are uncollateralized and guaranteed by Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Marine International Holdings,B.V., Saevik Supply ASA and Saevik Shipping AS (the "Subsidiary Guarantors"). Separate financial statements of Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries (other than insignificant subsidiaries), (c) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, (d) the Subsidiary Guarantors have jointly and severally guaranteed the Company's obligations under the Notes on a full and unconditional basis and (e) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

4.      United States Government Guaranteed Ship Financing Bonds:

In April 1998, the Company issued $10,000,000 principal amount of 8 year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are collateralized by a first preferred ship mortgage on the Stillwater River, a Small Waterplane Area Twin Hull ("SWATH") vessel, and by an assignment of the charter contract that the vessel will commence upon its completion. The proceeds from the Bonds were released to the Company upon completion and delivery of the vessel in November 1998.

5.      Acquisition:

In March 1996, the Company acquired 40% of the outstanding shares of Walker Servicos Maritimos, Ltda ("Walker"), a marine operating company located in Brazil. On July 1, 1998 the Company acquired the remaining 60% of outstanding shares of Walker. The total cost of the acquisition was $1,150,000. The acquisition has been accounted for by the purchase method, and Walker's results are included in the accompanying consolidated financial statements from July 1, 1998. Previously, Walker's results were accounted for on an equity basis. Goodwill of $1,251,000 was recorded in conjunction with the purchase of Walker. The goodwill is being amortized over eight years.

6.      Foreign Exchange:

In June and September 1998, the Company entered into several forward foreign currency exchange contracts to hedge certain of its exposures relating to fluctuations in the Great Britain pound. These contracts generally expire within one year. Gains and losses on the contracts are deferred until the hedged transaction is completed. Through September 30, 1998, losses of $65,000 had been recognized on completed contracts. As of September 30, 1998, deferred gains and losses on forward foreign currency exchange contracts were not material to the consolidated financial statements.

7.      Income Taxes:

The Company's effective income tax rates for the three-month and nine-month periods ended September 30, 1998 were 31% and 32%, respectively. The variance from the Company's statutory rate is due to income contributed by Saevik Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

8.  New Accounting Standards:

During the year, the Company adopted Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income" (FASB No. 130). FASB No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Prior periods presented herein have been reclassified in accordance with FASB No. 130. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 132, "Employer's Disclosures about
Pensions and Others Retirement Benefits," effective for fiscal years beginning after December 15, 1997. Management believes adoption of these statements will have a financial statement disclosure impact only and will not have a material effect on the Company's financial position, operations or cash flows.

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

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1998 were $43.0 million and $144.9 million, respectively, an increase of 26.2% and 72.7% compared to the $34.1 million and $83.9 million in revenues for the third quarter and first nine months of 1997, respectively. This increase was principally due to the inclusion, for the full 1998 periods, of the Company's North Sea operations, which commenced as a result of the acquisition of Saevik Supply ASA ("Saevik Supply") in December 1997 and the growth in the Company's fleet of marine vessels in the U.S. Gulf of Mexico ("Gulf"). The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                                  Three months ended September 30,      Nine months ended September 30,
                                  --------------------------------      -------------------------------
                                     1998               1997               1998               1997
                                     ----               ----               ----               ----
Average Day Rates:
Supply                            $  6,408            $ 7,590            $ 7,625            $ 7,130
Supply/Anchor Handling (N. Sea)     14,072                -               14,234                -
Lift                                 6,218              6,013              6,366              5,705
Crew/Line Handling                   2,070              2,045              2,078              1,937

Utilization (1):
Supply                                53%                85%                64%                85%
Supply/Anchor Handling (N. Sea)       96%                 -                 94%                 -
Lift                                  55%                76%                59%                71%
Crew/Line Handling                    93%                98%                94%                97%

Average Number of Vessels:
Supply                               51.3               47.7               50.1               40.7
Supply/Anchor Handling (N. Sea)      17.0                 -                16.8                 -
Lift                                  6.0                6.0                6.0                6.0
Crew/Line Handling                   21.0               23.0               22.1               24.0

Supply boat day rates in the Gulf for the third quarter of 1998 decreased 15.6% to $6,408, compared to $7,590 for the third quarter of 1997. Utilization for the supply boat fleet decreased for the third quarter and nine-month period due to vessel downtime resulting from the Company's extensive fleet upgrade and refurbishment program and decreased demand due to decreased activity in the Gulf. Toward the end of the second quarter of 1998, the Company began to experience a decrease in average day rates and utilization for its Gulf supply boat fleet as a result of decreased activity in the Gulf due to lower oil prices and increased overall fleet capacity due to newly-constructed supply boats entering the market. These factors, which have led to decreased demand and increased competition in the Gulf supply boat market, continued through the third quarter.
 **ENDNOTES**

 (1) Average utilization rates are average rates for all vessels based on a 365-day year. Vessels are considered utilized when they are being operated or mobilized/demobilized under contracts with customers.


Day rates for the Company's North Sea vessels averaged $14,072 and $14,234 for the third quarter and first nine months of 1998, respectively.
Utilization was 96% for the third quarter of 1998, and 94% for the nine-month period of 1998. In mid-March 1998, the Company took delivery of a new 276-foot platform supply vessel ("PSV"), which commenced a three-year contract in the U.K. sector of the North Sea.

Lift boat day rates averaged $6,218 for the quarter and $6,366 for the first nine months of 1998, an increase of 3.4% and 11.6%, respectively, compared to $6,013 and $5,705 for the comparable 1997 periods. Utilization for the Company's lift boats decreased to 55% and 59% for the third quarter and first nine months of 1998, respectively, compared to 76% and 71% for the year-ago periods, due to weather downtime experienced in the third quarter of 1998, and the scheduled drydocking in the second quarter of the Company's two 170-foot class lift boats. During September 1998, utilization of the Company's lift boats averaged 14% due to the tropical storms and hurricanes in the Gulf.

Day rates for crew boats and line handling vessels increased to $2,070 for the third quarter, from $2,045 for the third quarter of 1997. Utilization for the crew boats and line handling vessels decreased to 93% for the third quarter of 1998, compared to 98% for the comparable 1997 period, due to vessel downtime resulting from the scheduled drydocking of certain of the Company's crew boats in the Gulf.

During the third quarter and first nine months of 1998, direct vessel operating expenses increased to $19.1 million (44.3% of revenues) and $52.9 million (36.5% of revenues), respectively, compared to $11.2 million (32.8% of revenues) and $28.4 million (33.8% of revenues) for the third quarter and first nine months of 1997. This increase was primarily due to the addition of the North Sea operations, the expanded vessel fleet, and the consolidation, for financial statement purposes, of the Company's previously unconsolidated Brazilian affiliate. Direct vessel operating expenses as a percentage of revenues increased due to the decrease in utilization and average vessel day rates for the Company's Gulf supply vessel fleet, and the consolidation of the Brazilian operations which, because of the small line handling vessels it operates, has a lower gross profit margin than the Company's operations as a whole.

Depreciation and amortization expense increased to $7.6 million and $22.0 million for the third quarter and first nine months of 1998, respectively, up from $3.3 million and $8.0 million for the year-ago periods as a result of the Company's expanded vessel fleet and the amortization of goodwill associated with the acquisition of Saevik Supply in December 1997. Amortization of marine inspection costs increased to $2.5 million and $6.2 million for the quarter and nine month period ended September 30,1998, respectively, from $819,000 and $2.1 million in the comparable 1997 periods, due to the increased dry docking and marine inspection costs associated with the Company's expanded vessel fleet and the Company's fleet refurbishment program.

General and administrative expenses increased to $2.7 million (6.4% of revenues) and $7.5 million (5.2% of revenues) in the third quarter and first nine months of 1998, respectively, from $1.4 million (4.2% of revenues) and $4.2 million (5.0% of revenues) for the 1997 periods due to additions of personnel in connection with the growth in the Company's vessel fleet, the addition of the North Sea operations and the consolidation of the previously unconsolidated Brazilian operations. General and administrative expenses, as a percentage of revenues, increased in the 1998 periods due to the decrease in utilization and average day rates for the Company's Gulf supply boat fleet.

Interest expense increased to $7.2 million for the third quarter of 1998 from $2.2 million for the third quarter of 1997. This increase was due to increased borrowings in 1997 that were used to fund the Company's acquisition of supply boats in the Gulf, the Company's various vessel construction and upgrade projects and the acquisition of Saevik Supply. In July 1997, the Company issued $110 million principal amount of 81/2% Senior Notes due 2005 (the "Notes"), the proceeds of which were used to fund the acquisition of supply boats in the Gulf and to repay outstanding amounts under the Company's revolving credit facility. In November and December 1997, the Company issued an additional $170 million principal amount of the Notes ($100 million in November and $70 million in December), the proceeds of which were used to fund a portion of the acquisition of Saevik Supply and to repay outstanding amounts under the Company's Bank Credit Facility (as defined below). Interest expense was low for the first nine months of 1997 because the Company had reduced its borrowings under its credit facility with proceeds from the Company's equity offering that was completed in November 1996.

In the third quarter and first nine months of 1998, the Company had income tax expense of $1.2 million and $11.5 million, respectively, compared to income tax expense of $5.3 million and $13.2 million in the 1997 periods. The Company's effective income tax rate for the three-month and nine-month periods ended September 30, 1998 was 30.7% and 32.2%, respectively. The variance from the Company's statutory rate is due to income contributed by Saevik Supply, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically focused on growth through acquisitions. In December 1997, the Company significantly expanded its international operations by acquiring Saevik Supply for approximately $289.0 million in cash. Since its initial public offering in May 1996, 37 supply boats in the Gulf were also acquired at an aggregate cost of $177.0 million. The Company has also selectively constructed new vessels, and lengthened and upgraded vessels, to expand its presence in either the international or the Gulf deepwater market. Additionally, the Company implemented a program to refurbish and upgrade many of the Gulf supply boats acquired over the past two years, to increase their capabilities and extend their service lives. As a result of this growth, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. This strategy of growth through acquisitions, has enabled the Company to significantly increase total revenues.

Funds during the first nine months of 1998 were provided by $148.0 million in borrowings under the Company's bank credit facilities and $67.2 million in funds from operating activities. During the period, the Company repaid $103.3 million of debt and made capital expenditures totaling $102.8 million, which included $22.2 million of deferred marine inspection costs.

During the first nine months of 1998, the Company spent approximately $75.5 million on vessel upgrade or construction projects. To expand its North Sea operations, the Company took delivery in the first quarter of a 276-foot PSV which began a three-year charter for a U.K. oil and gas operator in March 1998. The Company also continued construction in Norway of a 275-foot, technologically advanced multi-purpose anchor handling towing and supply vessel ("AHTS") with 23,800 horsepower that is expected to be delivered in June 1999. The Company also has two 230-foot supply vessels currently under construction at a shipyard on the U.S. Gulf Coast. The first vessel is expected to be completed in November 1998 and has been committed to a three-year charter to an oil and gas company active in the Gulf. The second vessel is expected to be delivered in the first quarter of 1999. Other capital expenditures for vessel upgrade and construction projects during the period included: (i) costs to lengthen and upgrade two supply boats for the Gulf, both of which were placed in service in March 1998; (ii) costs for the construction of a supply boat for use in the Brazilian market which was placed in service in July 1998, and the continued construction of the SWATH vessel which was delivered in November 1998; and (iii) U.S. Coast Guard drydocking costs and vessel refurbishment costs.

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

As a result of the repayment of substantially all of its borrowings under the Bank Credit Facility as discussed above, the Company renegotiated and amended the terms of the Bank Credit Facility (the "Amended Facility") in March 1998. The Amended Facility provides a $100.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The Amended Facility is collateralized by a mortgage on certain of the Company's vessels. Amounts borrowed under the Amended Facility, which totaled $51 million at September 30, 1998, mature on December 1, 2002 and bear interest at LIBOR plus a margin that depends on the Company's leverage ratio (currently approximately 7.1%). The Amended Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Amended Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.

In addition to the Notes and the Amended Facility, as a result of the acquisition of Saevik Supply, the Company incurred debt under several bank facilities that were originally established by Saevik Supply to make vessel acquisitions. In June 1998, the Company amended the existing Saevik Supply bank credit facilities creating one revolving credit facility in the amount of NOK 650 million, or $87.8 million (the "Saevik Bank Facility"). As of September 30, 1998, the Company had approximately NOK 530 million ($71.6 million) of debt outstanding under the Saevik Bank Facility and a term loan in the amount of NOK 26.7 million ($3.6 million). The Saevik Bank Facility is collateralized by a mortgage on certain of the Company's North Sea vessels, requires Saevik Supply to maintain certain financial ratios and limits the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Saevik Bank Facility was 5.8% as of September 30, 1998. The commitment amount for the Saevik Bank Facility reduces by NOK 50 million ($6.8 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

In connection with the construction of the SWATH vessel, in April 1998, the Company issued $10.0 million aggregate principal amount of 8 year, 6.08% Ship Financing Bonds (the "Ship Bonds") guaranteed by the United States Government. The Ship Bonds are due in 16 semi-annual installments of principal and interest, beginning February 1999, and are secured by a first preferred ship mortgage on the SWATH vessel and by an assignment of the vessel's charter. The proceeds from the Ship Bonds were placed in escrow at the indenture closing and were distributed to the Company upon completion and delivery of the SWATH vessel in November 1998. The proceeds were used to reduce the amounts outstanding under the Company's Amended Facility.

Capital expenditures planned for the remainder of 1998 are expected to total approximately $9.0 million, consisting primarily of the existing vessel construction projects, scheduled vessel drydockings and expenditures associated with the Company's fleet refurbishment program. Existing vessel construction projects include: (i) final costs to complete the SWATH vessel for the Brazilian market, which was delivered in November 1998; (ii) completion of the two 230-foot supply vessels, one of which is expected to be delivered in November 1998, and the second in the first quarter of 1999; and (iii) continuation of the construction of the 275-foot AHTS in Norway to be completed in June 1999.

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

YEAR 2000 COMPLIANCE

Currently, the Company utilizes third party sofware in all of its computer applications. In the normal course of business, the Company is in the process of replacing its accounting and certain other information systems, and has established a target date of mid-1999 for their installation at all locations. While the Company's growth is driving the Company's efforts to replace these systems,the Company does expect the implementation of the new systems to mitigate any potential Year 2000 issues related to any of its existing systems. In addition, the Company's information systems personnel are currently working with its third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. The Company is still evaluating the effect of the Year 2000 on other computer systems and non-information technology systems, including telephone systems, office and vessel-based electronic equipment and devices with embedded microprocessors. Additionally, the Company intends to contact any key vendors and suppliers to ensure that they have a Year 2000 compliance plan in an effort to minimize the Company's exposure to their potential Year 2000 problems. The
Company   anticipates  completion  of  its  evaluation  of  non-information technology equipment, any key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by mid-1999. With the Company's purchase of new software and conversions to new software, the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed on time, the Year 2000 issue could have an adverse impact on the Company's operations. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.


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

        4.4     First Supplemental Indenture to the July Indenture.3

        4.5 Indenture dated November 14, 1997 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Texas Commerce Bank National Association, as Trustee, including form of Note and Subsidiary Guarantee (the "November Indenture").4

        4.6     First  Supplemental Indenture to the  November Indenture. 3

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

        4.9     First  Supplemental  Indenture to the  December Indenture.3


        4.10    Certificate of Designations for the  Company's  Series   AA
                Participating Cumulative Preference Stock.6

        4.11 Rights Agreement dated as of February 19, 1998, by and between the Company and ChaseMellon Shareholder Services, L.L.C.6

        11.1    Computation of Earnings Per Share.

        27.1    Financial Data Schedule.

(b) Reports on Form 8-K:
                Report on Form 8-K dated September 4, 1998 reporting "Item 5 - Other Events."


     1   Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the commission on August 1, 1997.

     2   Incorporated by reference to the Company's Registration Statement  on
Form S-1 (Registration Statement No. 333-2990).

     3   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4   Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, and filed with the Commission on November 21, 1997.

     5   Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, and filed with the Commission on January 14, 1998.

     6    Incorporated by reference to the Company's Registration Statement on
Form 8-A dated March 3, 1998.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRICO MARINE SERVICES, INC.

                                  By:______________________________________

                                              Kenneth W. Bourgeois
                                         Chief Accounting Officer and
                                            duly authorized officer


Date: November 16, 1998