Form 10-K
period 1998-12-31
TRICO MARINE SERVICES INC
filed 1999-03-31
CIK 921549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 1999 was approximately $103,407,000.

  The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 19, 1999 was 20,378,416.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          TRICO MARINE SERVICES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I...................................................................    1
    Items 1 and 2. Business and Properties...............................     1
    Item 3.        Legal Proceedings.....................................    10
    Item 4.        Submission of Matters To a Vote Of Security Holders...    10
    Item 4A.       Executive Officers of The Registrant..................    10
 PART II..................................................................   12
    Item 5.        Market for Registrant's Common Stock and Related
                   Stockholder Matters...................................    12
    Item 6.        Selected Financial Data...............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    13
    Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk..................................................    20
    Item 8.        Financial Statements and Supplementary Data...........    22
    Item 9.        Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure..................    48
 PART III.................................................................   48
    Item 10.       Directors and Executive Officers of the Registrant....    48
    Item 11.       Executive Compensation................................    48
    Item 12.       Security Ownership of Certain Beneficial Owners and
                   Management............................................    48
    Item 13.       Certain Relationships and Related Transactions........    48
 PART IV..................................................................   48
    Item 14.       Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K..............................................    48
 SIGNATURES...............................................................   49
 FINANCIAL STATEMENT SCHEDULE.............................................  S-1
 EXHIBIT INDEX............................................................  E-1

                                    PART I

Items 1 and 2. Business and Properties

General

  Trico Marine Services, Inc. ("Trico" or the "Company") is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and offshore Brazil. The services provided by Trico's diversified fleet include the transportation of drilling materials, supplies and crews to offshore facilities, towing mobile drilling rigs and equipment from one location to another, and support for the construction, installation, maintenance and removal of those facilities.

  The Company has pursued a strategy of growth through acquisitions. As a result of these acquisitions, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. In December 1997, the Company acquired all of the outstanding stock of Saevik Supply ASA (together with its subsidiaries, "Saevik Supply"), a then publicly-traded Norwegian company, for approximately $293.7 million, which amount includes certain costs of the transaction. The acquisition of Saevik Supply firmly established Trico in the North Sea market and significantly expanded its international operations. Since its initial public offering in May 1996, the Company has also acquired 37 supply boats for use in the Gulf at an aggregate cost of $177.0 million. Trico currently has a total fleet of 101 vessels, including 55 supply vessels, 11 large capacity platform supply vessels ("PSV"), seven large anchor handling, towing and supply vessels ("AHTS"), 13 crew boats, six lift boats and nine line-handling vessels.

  Trico has also expanded its fleet through the construction of six new vessels consisting of (i) a 275-foot, technologically advanced AHTS for use in the North Sea, which is expected to be delivered in June 1999, (ii) two 230-foot deepwater supply boats, one of which was delivered in December 1998 and the second to be delivered in the second quarter of 1999, (iii) a "small water area twin hull" crew boat ("SWATH vessel"), which began a five year contract for Petrobras in Brazil in January 1999, (iv) a 276-foot PSV in Norway, which began a three-year charter contract in the U.K. sector of the North Sea in March 1998, and (v) a 200-foot supply boat, which began a four year contract for Petrobras in Brazil in July 1998. The Company's new vessels are specially designed vessels to increase the Company's presence in certain international and deepwater markets.

  Trico has been able to increase total revenues and achieve strong operating results due to its aggressive strategy of growth through acquisitions and strong vessel day rates and utilization levels. Beginning in the middle of 1998, however, day rates and utilization for the Gulf supply boat fleet began to decrease in response to declining industry activity in the Gulf primarily as a result of low oil prices. The entry of newly-built vessels has also contributed to the increased competitive environment in the Gulf. However, day rates and fleet utilization for the Company's Gulf supply boat fleet have continued to decrease in 1999 primarily as a result of decreased industry activity in the Gulf, and the Company expects day rates and utilization of its North Sea fleet to also decline in 1999 compared to 1998. The Company cannot predict when, or if, oil and gas prices will return to levels sufficient to cause industry activity levels to increase. The Company believes the diversity and quality of its fleet, the long-term contracts for many of its vessels in the North Sea and Brazil, and the addition of its new, larger vessels, which earn higher day rates, will help to mitigate the impact of the current industry downturn in the Gulf.

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

    Anchor Handling, Towing and Supply Vessels. AHTSs are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (generally up to 18,000 brake horsepower ("BHP") for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches.

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

  Gulf of Mexico. As a result of newly-constructed vessels entering the market, combined with the low price of oil that led to a decrease in drilling activity in the Gulf, the Company's average supply boat day rates in the Gulf decreased to $4,341 for the fourth quarter of 1998 compared to $8,037 in the fourth quarter of 1997. While average supply boat day rates received by the Company decreased substantially in 1998, average day rates had increased substantially between 1995 and 1997. The Company's average Gulf supply boat day rate, which management believes reflected industry-wide day rates, increased to $8,037 for the fourth quarter of 1997 compared to $6,014 in the fourth quarter of 1996 and $3,322 in the fourth quarter of 1995. The increased day rates in 1995 through 1997 were due in part to overall increased activity levels in the Gulf and in part to the reduction in the number of vessels serving the Gulf and overall industry consolidation. In response, however, to the increase in day rates and high utilization levels experienced in 1996 and 1997, newly-built vessels have entered the market. The number of offshore supply boats available for service in the Gulf decreased from a peak of approximately 700 in 1985 to approximately 320 at the end of 1997 and then increased to approximately 349 at the end of 1998. During the same period, the number of companies operating supply boats of at least 150 feet in length decreased from approximately 80 to 17. The Company estimates that approximately 30 new supply boats are still in the process of being constructed for the Gulf market. Many of these supply boats are 220 feet or greater in length and are specially designed for the deepwater market.

  Although the ongoing transportation, maintenance and repair requirements of offshore production platforms create a baseline demand for marine support vessels, incremental demand is primarily impacted by the level of offshore oil and gas drilling activity. The level of drilling activity is influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies. As a result, utilization and day rates generally correlate to oil and gas prices and drilling activity, both of which declined in 1998. Natural gas currently accounts for approximately 70% of all hydrocarbon production in the Gulf, and as a result, activity in this region is highly dependent upon natural gas prices.

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

  The number of vessels in the North Sea has decreased significantly from the mid-1980s, from a peak of approximately 290 in 1986 to approximately 215 in 1998. As a result of this reduction, together with increased activity in the North Sea over the past two years, day rates for AHTSs and PSVs of comparable size to those operated by the Company have increased significantly since September 1996. Recently, however, there has been an increase in new building activity in the North Sea market, and as a result of this, and the decrease in the price of oil, the Company expects day rates and utilization of its North Sea fleet to decline in 1999 compared to 1998.

  Brazil. Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. Over 50 fields have been discovered in this Basin, including an estimated 600 currently producing offshore oil wells. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin and to the northeastern and northern continental shelves. Activity levels in the Brazilian market have primarily been driven by the establishment by the Brazilian government of national goals for self-sufficiency in oil production. The primary operator in this market is Petrobras, the Brazilian national oil company, but in the future the Brazilian government will allow foreign participation in exploration and production activities in Brazilian waters.

The Company's Fleet

  Existing Fleet. The following table sets forth information regarding the vessels owned by the Company as of March 1, 1999:

                                                No. of
                   Type of Vessel               Vessels   Length    Horsepower
                   --------------               -------  --------- -------------
      Supply Boats.............................    55(1) 166'-230'  1,950-6,000
      PSVs.....................................    11    176'-276' 4,050-10,800
      AHTSs....................................     7(2) 196'-275' 11,140-23,800
      Lift Boats...............................     6    130'-170'      --
      Crew/Line Handling Boats.................    22(3) 105'-125' 1,200-10,600

-------
(1) Includes the Hondo River, a 230-foot supply vessel that is scheduled for delivery in the second quarter of 1999.
(2) Includes the Northern Admiral, a 275-foot AHTS that is scheduled for delivery in the second quarter of 1999.
(3) Includes the Stillwater River, a SWATH crew boat with 10,600 horsepower.

  All the Company's PSVs and AHTSs operate in the North Sea, and the average age of the Company's North Sea fleet is approximately 11 years. All of the Company's line-handling vessels are located in Brazil and operate under charters with Petrobras. The average age of the Company's supply boat Gulf fleet is approximately 18 years. However, the Company believes that its upgrade and refurbishment program has significantly extended the service lives of many of its Gulf supply boats.

  Vessel Construction. Trico is completing the construction of the Northern Admiral, a 275-foot multi-purpose AHTS, with 23,800 horsepower that is scheduled for delivery in Norway in June 1999. The Company is also completing the construction of the second of two 230-foot deepwater supply vessels in the Gulf. The first vessel, the Spirit River, was delivered in December 1998, while the second vessel, the Hondo River, is scheduled to be completed in the 1999 second quarter.

  Lift Boat Management. All of the Company's lift boats are managed by Power Offshore, Inc. ("Power Offshore"), a leading operator of lift boats in the Gulf, pursuant to a management agreement that expires in March 1999. Power Offshore receives a management fee of 10% of the lift boats' monthly gross income and is eligible to receive an incentive fee based on a percentage of the lift boats' net operating income. Total management and incentive fees paid to Power Offshore cannot exceed 13% of the lift boats' gross monthly income. The Company is also required to reimburse Power Offshore for all operating expenses relating to the lift boats, excluding marketing and general and administrative expenses. In addition, Power Offshore has a right of first refusal if the Company intends to sell to a third party any of the lift boats that are managed by Power Offshore. The Company is currently in the process of negotiating a new contract with Power Offshore and expects to renew the existing contract under similar terms and conditions.

  Vessel Maintenance. The Company incurs routine drydock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping ("ABS") certification for its vessels. In addition to complying with these requirements, the Company also has its own comprehensive vessel maintenance program which management believes will help Trico to continue to provide its customers with well maintained, reliable vessels. The Company incurred approximately $2.3 million, $10.0 million and $24.2 million in drydocking and marine inspection costs for the years ended December 31, 1996, 1997 and 1998, respectively.

Operations Bases

  The Company supports its operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the intracoastal waterway that provides direct access to the Gulf. The Company also leases a 3,600 square foot office in Houston, Texas.

  The Company's North Sea operations are supported from leased offices in Fosnavag, Norway, Kristiansand, Norway and Aberdeen, Scotland. Brazilian operations are supported from a maintenance and administrative facility in Macae, Brazil, and a sales and administrative office in Rio de Janeiro.

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

  The principal customers in the North Sea market are major integrated oil companies and large independent oil and natural gas exploration and production companies as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in the North Sea market include periods ranging from just a few days or months to several years. Eight of the Company's North Sea vessels are on long-term contracts (at least one year in duration). Five of these eight vessels are on long-term charters to Statoil and Norsk Hydro, which run to 2000 and 2005, respectively, with options. Either charterer can, however, terminate its contract during the period upon payment of agreed compensation. The Company's remaining North Sea vessels are chartered on a short-term basis.

  Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending upon the level of exploration and development activities undertaken by a particular customer, the availability and suitability of the Company's vessels for the customer's projects, and other factors, many of which are beyond the Company's control. For the years ended December 31, 1996 and December 31, 1997, no customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 1998, approximately 16% of the Company's total revenues were received from Statoil AS.

Competition

  The Company's business is highly competitive. Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews, and availability and quality of vessels of the type and size needed by the customer. Although some of the Company's principal competitors are larger and have greater financial resources and international experience than the Company, the Company believes that its operating capabilities and reputation enable it to compete effectively with other fleets in the markets in which the Company operates. In addition to the new vessels the Company has built or is building, certain of the Company's competitors have built, or are building, new vessels for use in the Gulf, North Sea and other areas in which the Company operates. This new construction of vessels has increased the levels of competition within these markets.

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

  The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal and remediation. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. The Company's vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. The Company's supply boats transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. All offshore companies operating in the U.S. are required to have vessel response plans to deal with potential oil spills.

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

  OCSLA provides the federal government with broad discretion in regulating the release of offshore resources of oil and gas production. Because the Company's operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such an action would have a material adverse effect on the Company's financial condition and the results of operations.

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

  The Company believes it is in compliance in all material respects with all applicable environmental laws and regulations to which it is subject. Moreover, operations of Company vessels in foreign territories are potentially subject to similar regulatory controls concerning environmental protection similar to those in force in the Gulf. The Company believes that compliance with any existing environmental requirements of foreign governmental bodies will not materially affect the Company's capital expenditures, earnings, cash flows or competitive position.

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

Employees

  As of March 11, 1999, the Company had 1,203 employees worldwide, including 1,075 operating personnel and 128 corporate, administrative and management personnel. None of the Company's U.S. employees are unionized or employed pursuant to any collective bargaining agreement or any similar arrangement. The Company's Norwegian seamen are covered by three union contracts that are between the Norwegian Employer Association for Ship and Offshore Vessels and
(i) masters and mates on offshore vessels, (ii) able-bodied seamen, electricians and cooks and (iii) engineers, respectively. The Company's U.K. seamen are covered by two union contracts between Guernsey Ship Management Limited acting on behalf of the Company and two separate unions, respectively. The Company believes its relationship with its employees is satisfactory and to date has not been interrupted by strikes or work stoppages.

Cautionary Statements

  Certain statements made in this Report that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

  . our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

  . projected or anticipated benefits from future or past acquisitions; and

  . projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

  Also, you can generally identify forward-looking statements by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

  All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

  . dependence on the oil and gas industry, including the volatility of prices of oil and gas and their effect on industry conditions;

  . industry volatility, including the level of offshore drilling and development activity and changes in the size of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;

  . risks of our growth strategy, including the risks of rapid growth;

  . operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

  . the effect on our performance of regulatory programs and environmental matters;

  . the highly competitive nature of the offshore vessel industry;

  . the age of our fleet;

  . seasonality of the offshore industry in the Gulf;

  . the risks of international operations, including currency fluctuations, risk of vessel seizure and political instability; and

  . the continued active participation of our executive officers and key operating personnel.

  Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Report, whether as a result of receiving new information, the occurrence of future events or otherwise.

  A more detailed discussion of certain of the foregoing factors follows.

Market volatility may adversely affect operations

  Our operations depend on activity in offshore oil and gas exploration, development and production. The level of exploration and development activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and their uncertainty in the future. As a result of the decline in energy prices that began in the middle of 1998, day rates and utilization of our Gulf supply boat fleet have decreased in response to declining industry activity. We are unable to predict when, or if, this condition will change. A further significant decline in the worldwide demand for oil and gas or prolonged low oil or natural gas prices in the future would likely continue to depress offshore drilling and development activity. A prolonged low level of activity in the Gulf and other areas where we operate is likely to adversely affect the demand for our marine support services and our financial condition and results of operations.

  Charter rates for marine support vessels also depend on the supply of vessels. Excess vessel capacity in the industry can result primarily from the construction of new vessels and the mobilization of vessels between market areas. During the last few years there has been a significant increase in construction of vessels of the type operated by us, for use both in the Gulf and the North Sea. The addition of new capacity to the worldwide offshore marine fleet has increased competition in those markets where we operate. This new capacity coupled with a prolonged period of low oil and gas prices in the future would likely have a material adverse effect on our financial condition and results of operations.

Management of growth may increase operating expenses

  We have rapidly expanded our operations through acquisitions in the past few years. The acquisition of Saevik Supply significantly increased the geographic scope of our operations and our overall size. Our growth has placed, and may continue to place, substantial demands on our managerial, operational, financial and other resources. In order to manage this growth, we will have to continue to invest in our operations, including our financial and management information systems. In addition, we will have to continue our efforts to retain, motivate and effectively manage our employees. This may affect our operating expenses. If we fail to achieve and manage this growth as planned, this could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry

  Our business is highly competitive. Certain of our competitors have significantly greater financial resources than us and more experience operating in international areas. Competition in the marine support services industry primarily involves factors such as:

  . price, service and reputation of vessel operators and crews; and

  . the quality and availability of vessels of the type and size needed by the customer.

Operating hazards may increase operating costs; limited insurance coverage

  Marine support vessels are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels' tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We cannot assure you, however, that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise.

Compliance with governmental regulations may impose additional expenditures

  Federal, state and local regulations, as well as certain international conventions, private industry organizations and agencies and laws and regulations in jurisdictions where our vessels operate and are registered, materially affect our operations. These regulations govern worker health and safety and the manning, construction and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, this could adversely affect our operations.

  Our operations also are subject to federal, state and local laws and regulations that control the discharge of pollutants into the environment and that otherwise relate to environmental protection. While our insurance policies provide coverage for accidental occurrence of seepage and pollution or clean up and containment of the foregoing, pollution and similar environmental risks generally are not fully insurable. We may incur substantial costs in complying with such laws and regulations, and noncompliance can subject us to substantial liabilities. The laws and regulations applicable to us and our operations may change. If we violate any of such laws or regulations, this could result in significant liability to us. In addition, any amendment to such laws or regulations that mandates more stringent compliance standards would likely cause an increase in our vessel maintenance expenses.

Seasonality may adversely affect operations

  Our marine operations are seasonal and depend, in part, on weather conditions. Historically, we have enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction in the Gulf. Adverse weather conditions during the winter months generally curtail offshore development operations and can particularly impact lift boat utilization rates. Activity in the North Sea is also subject to delays during periods of adverse weather, but is not affected by seasonality to the extent activity in the Gulf is affected. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Age of fleet

  The average age of our Gulf fleet vessels (based on the date of construction) is approximately 18 years (approximately 11 years for our North Sea fleet). Management believes that after a vessel has been in service for approximately 30 years, repair, vessel certification and maintenance costs may become no longer economically justifiable. We cannot assure you that we will be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels.

Currency fluctuations could adversely affect results of operations

  The acquisition of Saevik Supply substantially increased the percentage of our operations conducted in currencies other than the United States dollar. Changes in the value of foreign currencies relative to the United States dollar could adversely affect our results of operations and financial position. In addition, transaction gains and losses could contribute to fluctuations in our results of operations. Fluctuations in foreign currency rates may have a material adverse effect on our results of operations.

  Our international operations are subject to a number of risks inherent to any business operating in foreign countries. These risks include, among others:

  . political instability;

  . potential vessel seizure or nationalization of assets;

  . currency restrictions and exchange rate fluctuations; and

  . import and export quotas and other forms of public and governmental regulation.

  All of these risks are beyond our control. We cannot predict the nature and the likelihood of any such events. However, if such an event should occur, it could have a material adverse effect on our financial condition and results of operations.

We depend on key personnel

  We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, it could adversely affect our operations.

Item 3. Legal Proceedings

  The Company is involved in various legal and other proceedings that are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters To a Vote Of Security Holders

  None.

Item 4A. Executive Officers of The Registrant

  The name, age and offices held by each of the executive officers of the Company as of March 11, 1999 are as follows:

        Name           Age                       Position
        ----           ---                       --------
Ronald O. Palmer.....   52 Chairman of the Board
Thomas E. Fairley....   51 President and Chief Executive Officer
Victor M. Perez......   46 Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois.   51 Vice President and Controller
Michael D. Cain......   50 Vice President, Marketing
C. Douglas Stroud....   47 Vice President, Business Development
Charles E. Tizzard...   48 Vice President, Administration

  Ronald O. Palmer has been a director of the Company since October 1993 and Chairman of the Board since May 1997. Mr. Palmer also served as Executive Vice President from February 1995 to May 1997. Mr. Palmer joined Mr. Fairley in founding the Company's predecessor in 1980 and served as Vice President, Treasurer and Chief Financial Officer until February 1995. From 1974 to 1980, Mr. Palmer was employed by GATX Leasing Corporation ("GATX") where he was responsible for the marketing of financial leases for industrial and marine equipment in eight southwestern states and all marine activity in the Gulf of Trans Marine International ("TMI"), an offshore marine service company and wholly-owned subsidiary of GATX.

  Thomas E. Fairley, who co-founded the Company's predecessor with Mr. Palmer in 1980, has been President and Chief Executive Officer and a director of the Company since October 1993. From October 1993 to May 1997, Mr. Fairley also served as Chairman of the Board of the Company. From 1978 to 1980, Mr. Fairley served as Vice President of TMI and from 1975 to 1978, Mr. Fairley served as General Manager of International Logistics, Inc. ("ILI"), a company engaged in the offshore marine industry. For more than five years prior to joining ILI, Mr. Fairley held various positions with Petrol Marine Company, an offshore marine service company. Mr. Fairley is also a director of Gulf Island Fabrication, Inc.

  Victor M. Perez has served as Vice President, Chief Financial Officer and Treasurer of the Company since February 1995. From 1990 to 1995, Mr. Perez served as Senior Vice President--Corporate Finance of Offshore Pipelines, Inc. Mr. Perez was Vice President--Investments for Graham Resources, Inc., from August 1987 to October 1990 and from January 1976 to August 1987 served as a Vice President with InterFirst Bank Dallas in its international and energy banking groups.

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

  C. Douglas Stroud joined the Company in October 1998 and has served as the Company's Vice President, Business Development since March 1999. Mr. Stroud was formerly with Ceanic Corporation (now Stolt Comex Seaway) from April 1997 to September 1998 as Corporate Vice President for Technical Sales, and from 1984 to 1997 as Vice President of Sales and Marketing for Perry Tritech, Inc., a leading subsea robotic and ROV manufacturing company.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's common stock, $0.01 par value per share (the "Common Stock"), is listed for quotation on the Nasdaq National Market under the symbol "TMAR." At March 19, 1999, the Company had 143 holders of record of Common Stock.

  The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated below (adjusted to give retroactive effect for a 100% stock dividend paid in June 1997).

                                                                 High     Low
                                                                ------- -------
      1997
       First quarter........................................... $28.125 $17.375
       Second quarter..........................................  24.375  15.250
       Third quarter...........................................  37.000  21.500
       Fourth quarter..........................................  45.500  22.875
      1998
       First quarter........................................... $30.500 $15.750
       Second quarter..........................................  23.563  12.750
       Third quarter...........................................  13.875   5.625
       Fourth quarter..........................................   9.250   4.375
      1999
       First quarter (through March 19, 1999).................. $ 6.438 $ 4.250

  The Company has never paid cash dividends on its Common Stock. The Company intends to retain any future earnings otherwise available for cash dividends on its Common Stock for use in its operations and for expansion and does not anticipate paying any cash dividends. In addition, the Company's Bank Credit Facility contains provisions that prohibit the Company from paying dividends on its Common Stock. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant at that time.

Item 6. Selected Financial Data

  The selected financial data presented below for the five fiscal years ended December 31, 1998 is derived from the Company's audited Consolidated Financial Statements and Notes thereto. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Year ended December 31,
                                    --------------------------------------------
                                      1998   1997(1)    1996     1995     1994
                                    -------- -------- --------  -------  -------
                                     (Financial data in thousands, except per
                                                  share amounts)
Statement of Operations Data:
Revenues..........................  $186,245 $125,480 $ 53,484  $26,698  $29,034
Direct operating expenses.........    92,122   50,945   29,894   21,972   21,476
Depreciation and amortization.....    29,528   12,734    4,478    2,740    2,786
                                    -------- -------- --------  -------  -------
Operating income..................  $ 64,595 $ 61,801 $ 19,112  $ 1,986  $ 4,772
                                    ======== ======== ========  =======  =======
Income (loss) before extraordinary
 item.............................    25,280   35,299   10,891   (1,299)     486
Extraordinary item net of taxes...        --       --     (917)      --       --
                                    -------- -------- --------  -------  -------
Net income (loss).................    25,280 $ 35,299 $  9,974  $(1,299) $   486
                                    ======== ======== ========  =======  =======
Diluted Per Share Data:(2)
Income (loss) before extraordinary
 item.............................      1.20 $   2.11 $   0.88  $ (0.21) $  0.08
Extraordinary item, net of tax....        --       --    (0.07)      --       --
                                    -------- -------- --------  -------  -------
Net income (loss).................  $   1.20 $   2.11 $   0.81  $ (0.21) $  0.08
                                    ======== ======== ========  =======  =======
Balance Sheet Data:
Working capital (deficit).........  $  9,358 $  7,831 $ 10,753  $  (844) $ 1,550
Property and equipment, net.......  $570,409 $505,056 $119,142  $39,264  $38,508
Total assets......................  $768,890 $698,781 $144,035  $52,113  $51,419
Long term debt....................  $402,518 $359,385 $ 21,000  $36,780  $35,452
Stockholders' equity..............  $284,240 $261,500 $103,980  $ 5,712  $ 7,002

-------
(1) The data for 1997 reflects results of operations of Saevik Supply for December 1997 only and the consolidation of Saevik Supply's assets and liabilities with those of the Company at December 31, 1997.
(2) Per share data has been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996 and a 100% stock dividend effective June 9, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The Company's business strategy has focused on growth and diversifying its operations through acquisitions. Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. Trico implemented this strategy by acquiring Saevik Supply in December 1997 for a total acquisition cost of approximately $293.7 million in cash and purchasing, during 1996 and 1997, 37 supply boats for use in the Gulf at an aggregate cost of $177.0 million. The Company has also constructed, or is completing the construction of, six new vessels, and has upgraded and refurbished the majority of its Gulf supply boat fleet. The Company's newly-constructed vessels are specially designed vessels to increase the Company's international and deepwater capabilities.

  The Company's results of operations are affected primarily by day rates and fleet utilization. Demand for the Company's vessels is primarily impacted by the level of offshore oil and gas drilling activity, which can be influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies, and, to a lesser extent, the market for the maintenance, repair and salvage of existing platforms. As a result, trends in oil and gas prices may significantly affect utilization and day rates. The weakness in oil and gas prices experienced in 1998, which resulted in the lowest price for both oil and gas in recent years, has led to a general decline in activity in most areas of the Company's business and has significantly affected the Company's 1998 results of operations. Day rates and fleet utilization for the Company's Gulf supply boat fleet have continued to decrease in 1999 primarily as a result of decreased drilling and development activity in the Gulf. The Company cannot predict when, or if, oil and gas prices will return to levels sufficient to cause industry activity levels to increase.

  The Company's day rates and utilization rates are also affected by the size, configuration and capabilities of the Company's fleet. In the case of supply boats, PSVs and AHTSs, the deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors, and in the case of lift boats, longer leg length and greater crane capacity add versatility and marketability. The Company's day rates and utilization can also be affected by the supply of other vessels available in a given market with a similar configuration and capabilities.

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

                                                       Year ended December 31
                                                       ------------------------
                                                        1998     1997     1996
                                                       -------  -------  ------
Average vessel day rates:
  Supply boats........................................ $ 6,844  $ 7,377  $4,917
  Supply/Anchor handling (North Sea)(1)...............  14,604   14,056      --
  Lift boats..........................................   6,199    5,955   4,995
  Crew/line handling boats............................   2,056    1,964   1,579
Average vessel utilization rate:
  Supply boats........................................      62%      85%     94%
  Supply/Anchor handling (North Sea)(1)...............      95%      97%     --
  Lift boats..........................................      63%      71%     67%
  Crew/line handling boats............................      94%      97%     95%
Average number of vessels:
  Supply boats........................................    50.6     42.0    21.2
  Supply/Anchor handling (North Sea)(1)...............    16.8      1.4      --
  Lift boats..........................................     6.0      6.0     6.0
  Crew/line handling boats............................    21.8     23.8    23.3

-------
(1) Includes results of operations of the vessels purchased through the acquisition of Saevik Supply in December 1997. The 1997 day rate and utilization data is for December only.

  Set forth below is the Company's internal allocation of its charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated.

                                             Year ended December 31,
                                      ---------------------------------------
                                        1998    %     1997    %    1996    %
                                      -------- ---  -------- ---  ------- ---
Charter Revenues:
  Supply boats....................... $ 78,777  42% $ 95,817  76% $35,723  67%
  Supply/Anchor handling (North
   Sea)(1)...........................   85,089  46%    7,244   6%      --  --
  Crew and line-handling boats.......   12,776   7%   11,989  10%   9,733  18%
  Lift boats.........................    9,495   5%   10,426   8%   7,986  15%
                                      -------- ---  -------- ---  ------- ---
                                      $186,137 100% $125,476 100% $53,442 100%
                                      ======== ===  ======== ===  ======= ===
Charter Revenues less direct
 operating expenses:
  Supply boats....................... $ 47,299  41% $ 69,145  83% $23,481  80%
  Supply/Anchor handling (North
   Sea)(1)...........................   60,115  53%    4,739   6%      --  --
  Crew and line-handling boats.......    3,101   3%    4,913   6%   2,645   9%
  Lift boats.........................    3,813   3%    4,412   5%   3,166  11%
                                      -------- ---  -------- ---  ------- ---
                                      $114,382 100% $ 83,209 100% $29,292 100%
                                      ======== ===  ======== ===  ======= ===

-------
(1) Includes results of operations of the vessels purchased through the acquisition of Saevik Supply in December 1997. Data for 1997 is for December only.

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

  Revenues for 1998 were $186.2 million, an increase of 48.4%, compared to $125.5 million in revenues for 1997. This increase was primarily due to the addition, for a full year, of North Sea operations that were acquired in December 1997. The increase in revenues from the Company's North Sea operations was partially offset by a decrease in revenues from the Gulf of Mexico, principally due to the decrease in average day rates and utilization for the Company's supply boats. This decrease in supply boat day rates and utilization was the result of reduced industry activity in the Gulf. Day rates and utilization for the Company's supply boats was also impacted by the market entry of newly-constructed vessels, which have increased the competitive environment in the Gulf.

  Average supply boat day rates in the Gulf decreased 7.2% to $6,844 for 1998, compared to $7,377 for 1997; average lift boat day rates increased 4.1% to $6,199, compared to $5,955 for 1997; and average day rates for the Company's crew boats and line handling vessels increased 4.7% to $2,056, compared to $1,964 during 1997.

  Utilization rates for the Company's Gulf supply boats was also impacted by the significant vessel downtime associated with the Company's extensive vessel upgrade and refurbishment program for the Gulf of Mexico supply boat fleet. Utilization for the Company's Gulf supply boat fleet decreased to 62% in 1998 from 85% in 1997. Utilization for the Company's lift boats was 63% during 1998, compared to 71% for the year-ago period. Utilization for the crew boats and line handling vessels decreased to 94% in 1998, compared to 97% in 1997.

  During 1998, direct vessel operating expenses increased to $71.8 million (38.6% of revenues), compared to $42.2 million (33.6% of revenues) for 1997, due to the addition of the North Sea fleet and the consolidation for accounting purposes of the Company's Brazilian subsidiary on July 1, 1998. Direct vessel operating expenses increased as a percentage of revenues as a result of the decrease in average vessel day rates and utilization levels during 1998 in the Gulf.

  Depreciation and amortization expense increased to $29.5 million for 1998, up from $12.7 million for 1997, due to the acquisition of the North Sea vessels in December 1997, and the expanded vessel fleet in the Gulf of Mexico and Brazil. Amortization of marine inspection costs increased to $8.9 million for 1998, from $3.0 million in 1997, because of the amortization of increased drydocking and marine inspection costs associated with the Company's fleet upgrade and refurbishment program.

  General and administrative expenses increased to $10.9 million (5.9% of revenues) in 1998, from $5.7 million (4.6% of revenues) for 1997, as a result of the addition of the North Sea operations and the consolidation of the Company's Brazilian subsidiary beginning July 1, 1998. General and administrative expenses, as a percentage of revenues, increased in 1998 due to the decrease in average supply boat day rates and utilization levels in the Gulf of Mexico.

  Interest expense increased to $27.7 million during 1998 compared to $8.0 million for 1997. This increase was due to increased debt in 1998 associated with the acquisition of the North Sea fleet in December 1997 and increased borrowings that were used to partially fund the Company's vessel construction and vessel upgrade and refurbishment program.

  In 1998, the Company had income tax expense of $11.8 million, compared to income tax expense of $19.0 million in 1997.

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

  While the Company's supply boats experienced strong demand and effectively full utilization during the year, utilization for the Company's Gulf of Mexico supply boat fleet decreased in 1997 due to the large number of scheduled vessel drydockings in 1997 compared to 1996. Utilization for the Company's lift boats was 71% during 1997, compared to 67% for the year-ago period. Utilization for the crew boats and line handling vessels increased to 97% in 1997, compared to 95% in 1996 due to continued strong demand for crew boats in the Gulf and the long-term contracts for the line handling vessels in Brazil.

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

  Interest expense increased to $8.0 million during 1997 compared to $2.3 million for 1996. This increase was due to increased borrowings in 1997 which were used to fund the Company's acquisition of supply boats in the Gulf, the Company's various vessel construction and upgrade projects and the acquisition of Saevik Supply. In July 1997, the Company issued $110.0 million principal amount of 8 1/2% Senior notes due 2005 (the "Notes"), the proceeds of which were used to purchase 11 supply boats in the Gulf and to repay outstanding amounts under the Company's revolving credit facility. In November and December 1997, the Company issued an additional $170 million principal amount of the Notes, the proceeds of which were used to fund the acquisition of Saevik Supply. Interest expense decreased in 1996 due to the repayment of all borrowings under the Company's credit facility and all of its subordinated debt in May 1996 with proceeds from the Company's initial public offering.

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

  In 1996, the Company added 26 vessels to its total fleet. In March 1996, the Company acquired eight line handling vessels, including one vessel owned by the Company's then 40%-owned affiliate, that currently operate under charters offshore Brazil. In May 1996 with the proceeds from the Company's initial public offering, the Company acquired four supply boats and in the remainder of 1996, acquired a total of 13 additional supply boats in three separate transactions.

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

Liquidity and Capital Resources

  The Company's business strategy for the past several years has been to enhance its position as a leading supplier of marine support services by pursuing opportunities to acquire vessel fleets and by diversifying into international markets. Primarily as a result of acquisitions, the Company's total assets have grown from $52.1 million at December 31, 1995, to $768.9 million at December 31, 1998. During 1996 and 1997, the Company completed the acquisition of Saevik Supply, a publicly traded Norwegian company, for a total acquisition cost of approximately $293.7 million, including transaction costs, and acquired 37 supply boats in the Gulf for $177.0 million.

  The Company has also constructed, or is in the process of constructing, six new vessels, to increase its international market presence and increase its deepwater capabilities. Additionally, in 1998, the Company completed its vessel upgrade and refurbishment program involving a significant portion of its Gulf supply boat fleet. While this program resulted in significant vessel downtime in 1998, the Company believes it has extended the service lives of many of its vessels and has significantly reduced required maintenance spending in the future.

  Capital expenditures for 1998 consisted principally of $101.4 million for the construction of new vessels and other vessel improvements, and $24.2 million of U.S. Coast Guard drydocking and vessel refurbishment costs. During 1998, $158.2 million in funds were provided by borrowings under the Company's bank credit facilities, $84.9 million in funds from operating activities and $6.9 million from the sale of assets. During the period, the Company repaid $123.3 million of debt.

  The Company has outstanding $280.0 million in aggregate principal amount of the Notes. The Notes are unsecured and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the indenture governing the Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

  The Company maintains a bank credit facility that provides up to a $100.0 million revolving line of credit that can be used for acquisitions and general corporate purposes (the "Bank Credit Facility"). The Bank Credit Facility is collateralized by a mortgage on certain of the Company's vessels. Amounts borrowed under the Bank Credit Facility mature on December 1, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio. The weighted average interest rate for the Bank Credit Facility was 6.8% as of March 1, 1999. The Bank Credit Facility was amended in December 1998 to reduce permitted borrowings to $85 million and increasing to $100 million after June 30, 1999 depending on the Company's leverage ratio. The Bank Credit Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Bank Credit Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.

  In June 1998, the Company refinanced Saevik Supply's existing bank credit facilities with a revolving credit facility in the amount of NOK 650 million, or $81.8 million (the "Saevik Bank Facility"). As of March 1, 1999, the Company had approximately NOK 395 million ($49.7 million) of debt outstanding under the Saevik Bank Facility. The Saevik Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Saevik Supply to maintain certain financial ratios and limits the ability of Saevik Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Saevik Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Saevik Bank Facility was 7.66% as of March 1, 1999. The commitment amount for the Saevik Bank Facility reduces by NOK 50 million ($6.3 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

  In connection with the construction of the Company's SWATH vessel, in April 1998 the Company issued $10.0 million aggregate principal amount of 8 year, 6.08% Ship Financing Bonds (the "Ship Bonds") guaranteed by the United States Government. The Ship Bonds are due in 16 semi-annual installments of principal and interest, with the first principal payment due March 1, 1999, and are secured by a first preferred ship mortgage on the SWATH vessel and by an assignment of the vessel's charter. The proceeds of the Ship Bonds were used to repay a portion of the amounts outstanding under the Company's Bank Credit Facility.

  Due to industry conditions, the Company intends to limit 1999 capital expenditures to those required to complete existing vessel construction projects and regulatory-mandated drydocking costs. In order to further reduce its maintenance capital expenditures, the Company expects to deactivate, or "stack," an average of between 10 and 12 of its Gulf supply boats during 1999 that were not refurbished as part of its vessel upgrade and refurbishment program.

  Capital expenditures planned for 1999 consist primarily of the remaining costs to complete two new vessels currently under construction. Expenditures for the two new vessels in 1999 are expected to total approximately $24.4 million. The Company is completing construction in Norway of the Northern Admiral, a 275-foot, technologically advanced AHTS with 23,800 horsepower that is scheduled to be delivered in June 1999. The Company is also completing construction in the Gulf of the Hondo River, the second of two deepwater 230-foot supply vessels. The first vessel, the Spirit River, was delivered in December 1998, while the Hondo River will be completed in the second quarter of 1999. The Company has a pending application and expects to receive a commitment from the U.S. Maritime Administration's Title XI ship financing program to provide long-term financing for approximately $18.8 million of the cost of the Spirit River and the Hondo River.

  The Company believes that cash generated from operations together with available borrowings under its bank credit facilities will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company's business strategy has historically been to grow through acquisitions to expand its operating capabilities and international operations. As a result of depressed worldwide oil prices and reduced drilling and development activity in most international areas, the Company believes that in 1999 it may identify additional acquisition opportunities. Depending upon the size of any acquisition, it is likely that the Company would require additional equity financing and may incur additional debt financing in order to complete the acquisition. The Company believes that any such financing would involve the issuance of either common stock, convertible preferred stock or other securities entitling the holders to acquire common stock.

Year 2000 Compliance

  In accordance with the U.S. Securities and Exchange Commission's ("SEC") Staff Legal Bulletin No. 5 and the SEC's subsequent interpretive release, the Company has assessed both the cost of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 ("Y2K") issue. This process includes (i) the development of Y2K awareness,
(ii) a comprehensive review to identify systems that could be affected by the Y2K issue, (iii) an assessment of potential risk factors (including non-compliance by the Company's suppliers, subcontractors and customers), (iv) the allocation of required resources, (v) a determination of the extent of remediation work required, (vi) the development of an implementation plan and time table, and (vii) the development of contingency plans.

  The Company, in the normal course of business, is in the process of replacing its accounting and certain other information systems, and has established a target date of mid-1999 for their installation at all locations. While the Company's growth is driving the Company's efforts to replace these systems, the Company does expect the implementation of the new systems to mitigate any potential Y2K issues related to any of its existing systems.

  In addition, the Company's information systems personnel are currently working with its third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. The Company is still evaluating the Y2K effect on other computer systems and non-information technology systems, including telephone systems, office and vessel-based electronic equipment and devices with embedded microprocessors. Additionally, the Company has contacted key vendors and suppliers to ensure that they have a Y2K compliance plan in an effort to minimize the Company's exposure to their potential Y2K problems. The Company anticipates completion of its evaluation of non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by mid-1999.

  Because of the Company's purchase of new software and conversions to new software, the Y2K issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed on time, the Y2K issue could have an adverse impact on the Company's operations. Among other things the Company could be impacted by: the inability of the Company to retain qualified personnel and outside consultants to successfully remediate Y2K issues and implement a new business system as demand for their services rises; the inability of the Company's customers to accurately and timely pay invoices; the inability of the Company to access necessary capital from lenders or other sources when required; and the inability of the Company's significant suppliers, subcontractors and others to provide the necessary materials, services or systems required to operate the Company's business.

  The Company believes that it will be able to implement successfully the changes necessary to address the Y2K issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. The Company's market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with the financial activities of the Company during 1998. The Company's exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. The Company's views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

  The Company has entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 to the Company's December 31, 1998 financial statements. These instruments are subject to interest rate risk.

  The Company manages this risk by monitoring its ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio by, for example, refinancing balances outstanding under its variable rate bank credit facilities with fixed-rate debt or by entering into interest rate swap agreements.

  As of December 31, 1998 the Company had $60.0 million (NOK 455.0 million) in variable rate, Norwegian denominated debt. The Company has entered into an interest rate swap agreement in order to manage its interest rate exposure on this debt. The agreement requires the Company to pay a fixed rate of interest on a notional amount of principal to a counterparty. The counterparty, in turn, pays the Company a variable rate of interest on the same notional amount of principal. The effect of the swap is to limit the interest rate exposure to a fixed percentage on the related debt obligation.

  As of December 31, 1998, the carrying value of the Company's long-term fixed rate debt, including accrued interest, was approximately $303.7 million, which included the Notes ($289.9 million), the Ship Bonds ($10.2 million) and the Norwegian fixed rate debt ($3.6 million). The fair value of this debt was approximately $253.4 million. Fair value was determined using quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of the Company's long-term fixed rate debt by approximately $9.3 million. The hypothetical fair values are based on the same assumptions utilized in computing fair values at December 31, 1998.

  As of December 31, 1998, the carrying value of the Company's long-term variable rate debt, including accrued interest, was approximately $111.5 million and included the Company's Bank Credit Facility and the Saevik Bank Facility. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates would increase interest expense by approximately $1.1 million.

  As of December 31, 1998, the Company's interest rate swap agreement had a fair value of $179,000 based on estimated amounts that the Company would receive or pay to terminate the contract at the reporting date. A hypothetical 1% increase in the pay rate would result in an increase in interest expense of approximately $264,000. A hypothetical 1% increase in the receive rate would decrease interest expense by a corresponding amount.

Foreign Currency Exchange Rate Sensitivity

  The Company's foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. The Company monitors the exchange rate of its foreign currencies and, when deemed appropriate, entries into hedging transactions in order to mitigate the risk from foreign currency fluctuations. The Company also manages its foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable.

  The Company has exposure to fluctuations in foreign currency exchange rates resulting from several of its Norwegian vessels operating in the United Kingdom under long-term contracts denominated in the Great Britain Pound
(GBP). As of December 31, 1998, the Company had approximately $7.1 million of firmly committed sales contracts through December 31, 1999, denominated in the GBP. A hypothetical 10% increase in the applicable exchange rates would result in an increase in future cash flows of approximately $706,000. A 10% decrease would result in a corresponding decrease in future cash flows. The Company manages this risk through the use of foreign currency forward exchange contracts.

  The Company's foreign currency forward exchange contracts would offset the resulting increases/decreases in cash flows generated by exchange rate fluctuations of firmly committed sales contracts. A hypothetical 10% increase in the applicable exchange rates would result in approximately $918,000 decrease in future cash flows. A 10% decrease would result in a corresponding increase in future cash flows. Foreign currency forward exchange contracts had a fair value of $139,000 as of December 31, 1998. Fair value is estimated by obtaining quotes from brokers.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Index to Consolidated Financial Statements
  Report of Independent Accountants.......................................  23
  Consolidated Balance Sheet as of December 31, 1998 and 1997.............  24
  Consolidated Statement of Operations for the Years Ended December 1998,
   1997 and 1996..........................................................  25
  Consolidated Statement of Comprehensive Income for the Years Ended
   December 31, 1998, 1997 and 1996.......................................  26
  Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996.......................................  27
  Consolidated Statement of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996....................................................  28
  Notes to Consolidated Financial Statements..............................  29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 17, 1999

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1998 and 1997

                       ASSETS                            1998         1997
                       ------                         -----------  -----------
                                                      (Dollars in thousands)
Current assets:
  Cash and cash equivalents.......................... $     9,236  $    10,940
  Accounts receivable, net...........................      30,936       34,519
  Prepaid expenses and other current assets..........       2,295        3,448
  Deferred income taxes..............................         616           38
                                                      -----------  -----------
    Total current assets.............................      43,083       48,945
                                                      -----------  -----------
Property and equipment, at cost:
  Land and buildings ................................       3,402        2,429
  Marine vessels.....................................     565,397      480,920
  Construction-in-progress ..........................      45,861       42,256
  Transportation and other...........................       3,604        2,433
                                                      -----------  -----------
                                                          618,264      528,038
Less accumulated depreciation and amortization.......      47,855       22,982
                                                      -----------  -----------
    Net property and equipment.......................     570,409      505,056
                                                      -----------  -----------
Goodwill, net........................................     116,170      118,737
Other assets.........................................      39,228       26,043
                                                      -----------  -----------
                                                      $   768,890  $   698,781
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current portion of long-term debt.................. $     2,033  $    12,701
  Accounts payable...................................      11,058        9,114
  Accrued expenses...................................       9,894        9,062
  Accrued interest...................................      10,674        6,464
  Income tax payable.................................          66        3,773
                                                      -----------  -----------
    Total current liabilities........................      33,725       41,114
                                                      -----------  -----------
Long-term debt.......................................     402,518      359,385
Deferred income taxes................................      45,622       32,561
Other liabilities....................................       2,785        4,221
                                                      -----------  -----------
    Total liabilities................................     484,650      437,281
                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 and no
   shares authorized at
   December 31, 1998 and 1997, respectively, no
   shares issued.....................................          --           --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 20,450,448 and 20,367,098 shares
   issued and 20,378,416 and 20,295,066 shares
   outstanding at December 31, 1998 and 1997,
   respectively......................................         205          204
  Additional paid-in capital.........................     218,807      218,528
  Retained earnings..................................      70,586       45,306
  Accumulated other comprehensive loss...............      (5,357)      (2,537)
  Treasury stock, at par value, 72,032 shares at
   December 31, 1998 and 1997, respectively .........          (1)          (1)
                                                      -----------  -----------
    Total stockholders' equity.......................     284,240      261,500
                                                      -----------  -----------
                                                      $   768,890  $   698,781
                                                      ===========  ===========

    The accompanying notes are integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

              for the years ended December 31, 1998, 1997 and 1996

                                               1998        1997        1996
                                            ----------  ----------  ----------
                                             (Dollars in thousands, except
                                              share and per share amounts)
Revenues:
  Charter fees............................. $  186,137  $  125,476  $   53,442
  Other vessel income......................        108           4          42
                                            ----------  ----------  ----------
    Total revenues.........................    186,245     125,480      53,484
                                            ----------  ----------  ----------
Operating expenses:
  Direct vessel operating expenses and
   other...................................     72,312      42,188      24,459
  General and administrative...............     10,939       5,736       3,277
  Amortization of marine inspection costs..      8,871       3,021       2,158
                                            ----------  ----------  ----------
    Total operating expenses...............     92,122      50,945      29,894
Depreciation expense and amortization......     29,528      12,734       4,478
                                            ----------  ----------  ----------
Operating income...........................     64,595      61,801      19,112
Interest expense...........................    (27,696)     (7,994)     (2,282)
Amortization of deferred financing costs...     (1,784)       (372)       (263)
Gain on sales of assets....................        908         252          59
Other income, net..........................      1,061         594          79
                                            ----------  ----------  ----------
Income before income taxes and
 extraordinary item........................     37,084      54,281      16,705
Income tax expense.........................     11,804      18,982       5,814
                                            ----------  ----------  ----------
Income before extraordinary item...........     25,280      35,299      10,891
Extraordinary item, net of taxes...........         --          --        (917)
                                            ----------  ----------  ----------
Net income................................. $   25,280  $   35,299  $    9,974
                                            ==========  ==========  ==========
Basic earnings per common share:
  Income before extraordinary item......... $     1.24  $     2.22  $     0.99
  Extraordinary item, net of taxes.........         --          --       (0.09)
                                            ----------  ----------  ----------
  Net income............................... $     1.24  $     2.22        0.90
                                            ==========  ==========  ==========
  Average common shares outstanding........ 20,342,244  15,895,023  11,044,884
                                            ==========  ==========  ==========
Diluted earnings per common share:
  Income before extraordinary item......... $     1.20  $     2.11  $     0.88
  Extraordinary item, net of taxes.........         --          --       (0.07)
                                            ----------  ----------  ----------
  Net income............................... $     1.20  $     2.11        0.81
                                            ==========  ==========  ==========
  Average common shares outstanding........ 21,015,313  16,758,466  12,380,902
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

              for the years ended December 31, 1998, 1997 and 1996

                                                         1998     1997     1996
                                                        -------  -------  ------
                                                        (Dollars in thousands)
Net income............................................. $25,280  $35,299  $9,974
Other comprehensive loss:
  Foreign currency translation adjustments.............  (2,820)  (2,537)     --
                                                        -------  -------  ------
    Comprehensive income............................... $22,460  $32,762  $9,974
                                                        =======  =======  ======



  The accompanying notes are an integral part of these consolidated financial statements.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             for the years ended December 31, 1998, 1997 and 1996

                                                                                Treasury
                            Common Stock                         Accumulated     Stock
                         ------------------ Additional              Other     ------------     Total
                                             Paid-in   Retained Comprehensive         Par  Stockholders'
                           Shares   Dollars  Capital   Earnings     Loss      Shares Value    Equity
                         ---------- ------- ---------- -------- ------------- ------ ----- -------------
                                                     (Dollars in thousands)
Balance, January 1,
 1996...................  6,174,684  $ 61    $  5,619  $    33     $    --    72,032  $(1)   $  5,712
 Issuance of common
  stock.................  8,285,000    83      79,455       --          --        --   --      79,538
 Debt conversion........    935,226    10       7,471       --          --        --   --       7,481
 Stock options
  exercised.............    207,050     2       1,273       --          --        --   --       1,275
 Net income.............         --    --          --    9,974          --        --   --       9,974
                         ----------  ----    --------  -------     -------    ------  ---    --------
Balance, December 31,
 1996................... 15,601,960   156      93,818   10,007          --    72,032   (1)    103,980
 Issuance of common
  stock.................  4,600,000    46     123,259       --          --        --   --     123,305
 Stock options
  exercised.............    165,138     2       1,451       --          --        --   --       1,453
 Loss on foreign
  currency translation..         --    --          --       --      (2,537)       --   --      (2,537)
 Net income.............         --    --          --   35,299          --        --   --      35,299
                         ----------  ----    --------  -------     -------    ------  ---    --------
Balance, December 31,
 1997................... 20,367,098   204     218,528   45,306      (2,537)   72,032   (1)    261,500
 Stock options
  exercised.............     83,350     1         279       --          --        --   --         280
 Loss on foreign
  currency translation..         --    --          --       --      (2,820)       --   --      (2,820)
 Net income.............         --    --          --   25,280          --        --   --      25,280
                         ----------  ----    --------  -------     -------    ------  ---    --------
Balance, December 31,
 1998................... 20,450,448  $205    $218,807  $70,586     $(5,357)   72,032  $(1)   $284,240
                         ==========  ====    ========  =======     =======    ======  ===    ========

Share amounts have been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996 and a 100% stock dividend effective June 9, 1997.


  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              for the years ended December 31, 1998, 1997 and 1996

                                                 1998       1997       1996
                                               ---------  ---------  --------
                                                  (Dollars in thousands)
Net income.................................... $  25,280  $  35,299  $  9,974
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...............    40,139     16,141     6,899
  Deferred income taxes.......................    13,204     11,689     3,811
  Interest on subordinated debt...............        --         --       461
  Extraordinary item..........................        --         --     1,411
  Gain on sales of assets.....................      (908)      (252)      (59)
  Provision for doubtful accounts.............       120       (310)      130
  Equity in loss of affiliate.................       317        160        18
Change in operating assets and liabilities:
  Accounts receivable.........................     3,947     (9,076)  (10,123)
  Prepaid expenses and other current assets...     1,212        624      (435)
  Accounts payable and accrued expenses.......     3,550     14,207     3,526
  Other, net..................................    (1,924)    (1,158)     (661)
                                               ---------  ---------  --------
    Net cash provided by operating activities.    84,937     67,324    14,952
                                               ---------  ---------  --------
Cash flows from investing activities:
  Purchases of property and equipment.........  (101,430)  (141,986)  (79,135)
  Deferred marine inspection costs............   (24,245)    (9,950)   (2,292)
  Proceeds from sales of assets...............     6,874      1,152       439
  Investment in unconsolidated affiliate......      (213)      (670)   (1,293)
  Acquisition of business, net of cash
   acquired...................................      (134)  (270,551)       --
  Other ......................................    (1,238)       987        --
                                               ---------  ---------  --------
    Net cash used in investing activities.....  (120,386)  (421,018)  (82,281)
                                               ---------  ---------  --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock..       280    123,732    79,726
  Proceeds from issuance of Senior Notes......        --    280,603        --
  Proceeds from issuance of long-term debt....   158,239    223,907    57,669
  Repayment of long-term debt.................  (123,332)  (254,000)  (63,364)
  Deferred financing costs and other..........    (1,078)   (10,331)     (707)
  Payments of subordinated debt and accrued
   interest thereon...........................        --         --    (6,065)
                                               ---------  ---------  --------
    Net cash provided by financing activities.    34,109    363,911    67,259
                                               ---------  ---------  --------
Effect of exchange rate changes on cash and
 cash equivalents.............................      (364)      (324)       --
                                               ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents..................................    (1,704)     9,893       (70)
Cash and cash equivalents at beginning of
 period.......................................    10,940      1,047     1,117
                                               ---------  ---------  --------
Cash and cash equivalents at end of period.... $   9,236  $  10,940  $  1,047
                                               =========  =========  ========
Supplemental information:
  Income taxes paid........................... $   3,871  $   2,563  $      6
                                               =========  =========  ========
  Income taxes refunded....................... $     329  $      --  $     --
                                               =========  =========  ========
  Interest paid............................... $  27,561  $   2,969  $  4,737
                                               =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

  Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels and related services to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), offshore Brazil and the North Sea. The Company is the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. At December 31, 1998, the Company had a total fleet of 99 vessels, including 54 supply vessels, 11 large capacity platform supply vessels ("PSV"), six large anchor handling, towing and supply vessels ("AHTS"), 13 crew boats, six lift boats and nine line-handling vessels. The services provided by the Company's diversified fleet include transportation of drilling materials, supplies and crews to offshore facilities and support for the construction, installation, maintenance and removal of those facilities.

  The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf of Mexico and the North Sea which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2. Summary of Significant Accounting Policies:

 Consolidation Policy

  The consolidated financial statements include the Company and its subsidiaries, including wholly-owned Trico Marine Assets, Inc. ("Trico Assets"), Trico Marine Operators, Inc. ("Trico Operators"), Saevik Supply, ASA ("Saevik") which was acquired December 1, 1997, and Trico Servicos Maritimos, Ltd. ("TSM") which became wholly-owned effective July 1, 1998. Prior to July 1, 1998 the Company's 40% investment in TSM was accounted for using the equity method. (See Note 3). All significant intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

  All highly liquid debt instruments with original maturity dates of three months or less are considered to be cash equivalents.

 Property and Equipment

  Marine vessels, transportation and other equipment are stated at cost. Depreciation for financial statement purposes is provided on the straight-line method, assuming 10% salvage value for marine vessels. Marine vessels are depreciated over a useful life of fifteen to thirty years from the date of acquisition. Buildings and improvements are depreciated over a useful life of fifteen to forty years. Major modifications which extend the useful life of marine vessels are capitalized and amortized over the adjusted remaining useful life of the vessel. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed and any resultant gains or losses are recognized in current operations. Depreciation expense amounted to approximately $26,286,000, $12,378,000 and $4,478,000 in 1998, 1997 and 1996,
respectively.

  Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998 and 1997, $3,271,000 and $421,000 of interest was capitalized, respectively. No interest was capitalized in 1996.

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

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

 Goodwill

  Goodwill, or cost in excess of fair value of the net assets of companies acquired, is amortized on a straight-line basis over 8 to 37.5 years. On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to approximately $3,642,000 and $399,000 at December 31, 1998 and 1997, respectively.

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

 Foreign Currency Translation

  All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the stockholders' equity component, accumulated other comprehensive loss.

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

 Earnings Per Share

  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

 Authorized Shares and Stock Splits

  On April 26, 1996, the Company's Board of Directors approved a 3.0253-for-1 split of the Company's common stock in the form of a stock dividend. The financial statements have been restated to reflect the effects of this stock split, including all share amounts and per share data.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  On May 22, 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 15 million to 40 million (the "Amendment"). A two-for-one split of the Company's common stock in the form of a 100% stock dividend that was previously declared by the Company's Board of Directors, subject to approval of the Amendment by the Company's stockholders, was paid on June 9, 1997. The financial statements have been restated to reflect the effects of this stock split, including all share amounts and per share data.

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

 New Accounting Standards

  During the year, the Company adopted Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Prior periods presented herein have been reclassified in accordance with SFAS No. 130.

  The Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") and No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 131 establishes standards for the way enterprises report information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

 Reclassifications

  Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

3. Acquisitions:

 Saevik Acquisition

  On December 1, 1997, the Company acquired approximately 99% of the outstanding shares of Saevik Supply ASA, a publicly traded Norwegian company ("Saevik") for approximately $293,654,000, including transaction costs. Subsequent to December 31, 1997, the Company acquired the remaining outstanding shares of Saevik. Saevik provides marine support and transportation services to companies engaged in offshore exploration and production of oil and gas in the North Sea.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

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

                                                                  Year Ended
                                                                 December 31,
                                                               ----------------
                                                                1997     1996
                                                               ------- --------
                                                                 (Unaudited)
      Revenues................................................ 194,973 $103,160
                                                               ======= ========
      Income before extraordinary item........................ $47,731 $  5,746
                                                               ======= ========
      Net income.............................................. $47,731 $  4,829
                                                               ======= ========
      Basic earnings per common share:
        Income before extraordinary item...................... $  2.36 $   0.37
                                                               ======= ========
        Net income............................................ $  2.36 $   0.31
                                                               ======= ========
      Diluted earnings per common share:
        Income before extraordinary item...................... $  2.26 $   0.34
                                                               ======= ========
        Net income............................................ $  2.26 $   0.28
                                                               ======= ========

 TSM Acquisition

  On March 15, 1996, the Company acquired seven line handling vessels and a 40% interest in TSM, a marine operating company located in Brazil, for a combined price of $4,200,000. TSM owned an eighth line handling vessel and operated it and the seven other acquired vessels under long-term contracts with a customer located in Brazil. Of the purchase price, $3,565,000 was allocated to the acquired vessels based upon their relative fair value, $270,000 was allocated to the Company's investment in the stock of TSM with the remaining $365,000 allocated to goodwill. In addition to the purchase price above, $300,000 of contingent purchase price was paid on August 27, 1996 based upon the attainment by the Company of a certain contract to provide offshore marine services in Brazil. This amount has been recorded as additional goodwill. An additional $119,000 was recorded as goodwill in 1997 relating to the realization of certain acquired assets and liabilities. Prior to July 1, 1998, the

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Company's investment in TSM was accounted for using the equity method. On July 1, 1998, the Company acquired the remaining 60% of the outstanding shares of TSM. The total cost of acquiring the remaining 60% of TSM was approximately $41,000. The acquisition has been accounted for by the purchase method and TSM's results are included in the accompanying consolidated financial statements from July 1, 1998. Total goodwill of $1,375,000, which is being amortized over eight years, has been recorded in conjunction with the 1998 and 1996 acquisitions of TSM.

 Other Acquisitions

  On May 22, 1996, the Company acquired for $11,000,000 all of the outstanding capital stock of HOS Marine Partners, Inc. ("HOS"), a special purpose company whose sole assets consisted of four supply vessels. HOS was subsequently merged into Trico Assets. In addition to the purchase price, the Company recognized, in accordance with SFAS No. 109, a deferred income tax liability of $5,780,000 for the deferred tax consequences of the differences between the assigned values and the tax bases of the assets owned by HOS.

  In 1996, the Company acquired an additional 13 supply vessels for $55,050,000. The acquisitions were funded with borrowings under the Company's credit agreement and cash generated from operations.

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

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

5. Accounts Receivable:

  The Company's accounts receivable, net consists of the following at December 31, 1998 and 1997 (in thousands):

                                                                  1998    1997
                                                                 ------- -------
      Trade receivables, net of allowance for doubtful accounts
       of $691 and $571 in 1998 and 1997, respectively.........  $26,077 $32,734
      Insurance and other......................................    4,859   1,785
                                                                 ------- -------
        Accounts receivable, net...............................  $30,936 $34,519
                                                                 ======= =======

  The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, Brazil and the North Sea.

6. Other Assets:

  The Company's other assets, net consists of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- -------
Deferred marine inspection costs, net of accumulated
 amortization of $11,813 and $6,276 in 1998 and 1997,
 respectively.................................................. $25,232 $11,879
Deferred financing costs, net of accumulated amortization of
 $2,287 and $432 in 1998 and 1997, respectively................   9,926  10,703
Marine vessels spare parts.....................................   2,551   1,607
Other..........................................................   1,519   1,854
                                                                ------- -------
  Other assets, net............................................ $39,228 $26,043
                                                                ======= =======

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

7. Long-Term Debt:

  The Company's long-term debt consists of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998     1997
                                                              -------- --------
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of borrowing (weighted
 average interest rate of 6.90% and 7.94% at December 31,
 1998 and 1997, respectively) interest payable at the end of the interest period or quarterly, principal due December 1,
 2002, collateralized by certain marine vessels and related
 assets.....................................................  $ 51,000 $  9,000
Senior Notes, interest at 8.5%, due 2005....................   280,000  280,000
Note payable, bearing interest at 6.08%, principal and
 interest due in 16 semiannual installments, maturing
 September 2006, collateralized by a marine vessel..........    10,000       --
Revolving loan, bearing interest at NIBOR (Norwegian
 Interbank Offered Rate) plus .75% (weighted average
 interest rate of 9.70% at December 31, 1998), principal and interest due in 6 semiannual installments beginning
 December 31, 2000 of NOK 50 million ($6.6 million) and one
 balloon payment of NOK 150 million ($19.8 million),
 maturing June 2003, collateralized by certain marine
 vessels....................................................    60,029       --
Note payable, bearing interest at 6.49%, principal and
 interest due in 17 semiannual installments, maturing March
 2003, collateralized by a marine vessel....................     3,522    4,425
Note payable, bearing interest at NIBOR plus 1%, (5.13% at
 December 31, 1997), principal and interest due in 14
 semiannual installments, maturing July 2004, collateralized
 by marine vessels..........................................        --   46,785
Note payable, bearing interest at NIBOR plus 1% (5.13% at
 December 31, 1997), principal and interest due in 19
 semiannual installments, maturing October 2006,
 collateralized by a marine vessel..........................        --   10,307
Note payable, bearing interest at NIBOR plus .5%-1% (4.63%-
 5.13% at December 31, 1997), principal and interest due in
 14 semiannual installments, maturing July 2004,
 collateralized by a marine vessel..........................        --    2,394
Note payable, bearing interest at NIBOR plus .75% (4.88% at
 December 31, 1997), principal and interest payments due in
 14 semiannual installments, maturing October 2004,
 collateralized by a marine vessel..........................        --    7,945
Note payable, bearing interest at NIBOR plus .75% (4.88% at
 December 31, 1997), principal and interest due in 16
 semiannual installments, maturing June 2005, collateralized
 by a marine vessel.........................................        --    8,518
Note payable, bearing interest at NIBOR plus 1% (5.13% at
 December 31, 1997), principal and interest due in 10
 semiannual installments, maturing January 1998,
 collateralized by a marine vessel..........................        --    2,712
                                                              -------- --------
                                                               404,551  372,086
Less current maturities.....................................     2,033   12,701
                                                              -------- --------
                                                              $402,518 $359,385
                                                              ======== ========

  Annual maturities on long-term debt during the next five years are as follows:

      1999............................................................. $  2,033
      2000.............................................................    9,289
      2001.............................................................   15,225
      2002.............................................................   66,225
      2003.............................................................   28,027
      Thereafter.......................................................  283,752
                                                                        --------
                                                                        $404,551
                                                                        ========

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  During 1995, the Company had a revolving credit and term loan agreement with BankBoston (the "Credit Agreement"). Availability under the revolving loan was based on the Company's accounts receivable. Substantially all of the Company's assets served as collateral for the Credit Agreement.

  Effective June 28, 1995, the Company amended its Credit Agreement ("Second Amendment") to establish $5,000,000 of availability under the revolving credit loan and extend principal payments. Under the Second Amendment, the Company had the right to convert $2,000,000 of outstanding amounts under the revolving credit loan into a term loan. The Company converted $1,700,000 of its outstanding revolving credit loan into a term loan in November 1995 and $300,000 of amounts outstanding under the revolving credit loan were converted into a term loan in January 1996.

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

  The outstanding principal balance of the Credit Agreement of $31,150,000 was repaid on May 21, 1996, together with a prepayment fee of $75,000, from the proceeds of the Company's initial public offering of common stock. The balance of $6,065,000 of the Company's 9% Subordinated Notes and accrued interest thereon was also retired with proceeds from the initial public offering. As a result of the prepayment of all of the Company's senior and subordinated debt, the Company recorded an extraordinary charge of $917,000, net of taxes of $494,000, for the write-off of the unamortized balance of related debt issuance costs.

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

  In connection with the acquisition of Saevik, on December 1, 1997, the Company amended and restated the Bank Credit Facility to provide for a $150,000,000 revolving line of credit and $200,000,000 in term loans (the "Amended and Restated Facility"). The Amended and Restated Facility matures December 1, 2002 and bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio with a commitment fee of .25% to .5% on the undrawn portion. The Amended and Restated Facility was collateralized, to the extent permitted by the indentures that govern the Senior Notes (as defined herein), by a security interest in substantially all of the assets of the Company's subsidiaries and a pledge of the stock of certain of the Company's subsidiaries. The Amended and Restated Facility contains certain covenants which require the Company to maintain certain debt coverage ratios and minimum net worth and which restrict the Company's ability to incur additional indebtedness, pay dividends or make certain other distributions. The Amended and Restated Facility may be used to borrow in U.S. Dollars or Norwegian Kroner.

  During 1998, the Amended and Restated Facility was amended to reduce permitted borrowings to $85,000,000, increasing to $100,000,000 after June 30, 1999, depending upon the Company's leverage ratio, and to reduce the collateral requirements to certain U.S. flag vessels and related assets.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  During 1997, the Company issued three Series of 8 1/2% Senior Notes due 2005, Series A/B Notes--$110,000,000, Series C/D Notes--$100,000,000 and
Series E/F Notes--$70,000,000 (the "Senior Notes"). The Senior Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures that govern the Senior Notes). Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year commencing February 1, 1998. Except in certain circumstances the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25%, plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments are required on the Senior Notes until their final maturity. In November 1998, the Company combined the A/B, C/D and E/F Series Notes, which comprise the Senior Notes, into one series known as the Series G Notes. The terms and conditions of the Series G Notes are identical to the predecessor Senior Notes. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

  In April 1998, the Company issued $10,000,000 principal amount of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are collateralized by a first preferred ship mortgage on the Stillwater River, a small waterplane area twin hull ("SWATH") vessel, and by an assignment of the charter contract that the vessel commenced upon its completion. The proceeds from the Bonds were released to the Company upon completion and delivery of the vessel in November 1998.

  In June of 1998, the Company refinanced a significant portion of its debt, which was held at the Saevik level and due to a certain lender, into a single NOK 650,000,000 ($85,755,000) revolving credit facility (the "Saevik Bank Facility") bearing interest at NIBOR plus .75%, which reduces in ten semiannual installments of NOK 50,000,000 ($6,597,000) and one balloon payment of NOK 150,000,000 ($19,800,000), due at maturity in June 2003. The Saevik Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels and requires Saevik to maintain certain financial ratios and limits the ability of Saevik to create liens or merge or consolidate with other entities.

  The Company has a pending application and expects to receive a commitment from the U.S. Maritime Administration's Title XI ship financing program to provide long-term financing for two vessels, the Spirit River and the Hondo River. The Spirit River was delivered in December 1998 and the Hondo River is scheduled to be delivered in the second quarter of 1999.

8. Financial Instruments:

  During 1998, the Company entered into several foreign currency forward exchange contracts to hedge certain exposures relating to currency fluctuations between the Norwegian Kroner and the Great Britain Pound resulting from several of the Saevik vessels operating in the United Kingdom under long-term contracts denominated in the Great Britain Pound. As of December 31, 1998, the Company had foreign currency forward exchange contracts outstanding of approximately $9,272,000. These foreign currency forward exchange contracts expire at various points through December 31, 1999. Gains and losses on the contracts are deferred until the hedged transaction is completed. As of December 31, 1998, losses of $102,000 were recognized on completed foreign currency forward exchange contracts. Deferred gains of approximately $54,000 were included in the consolidated balance as accrued expenses at December 31, 1998. The foreign currency forward exchange contracts had a fair value of $139,000 at December 31, 1998.

  During 1998, the Company entered into a swap agreement expiring in June 2003, with an aggregate notional amount of NOK 200,000,000 ($26,400,000). The agreement requires the Company to pay a fixed rate of interest on the notional amount, and the Company, in turn, receives a variable rate of interest on the same notional amount. The effect of the swap agreement is to limit the interest rate exposure to 5.7% on NOK 200,000,000 ($26,400,000) of the Saevik Bank Facility. Amounts to be paid or received under the swap agreement

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES are accrued as interest rate changes and are recognized over the life of the agreement as an adjustment to interest expense. As a result of this swap agreement, interest expense was increased by approximately NOK 1,500,000 ($198,000) in 1998. The estimated fair value of the interest rate swap as of December 31, 1998 was NOK 1,360,000 ($179,000).

9. Income Taxes:

  Earnings (loss) before income taxes and extraordinary item derived from U.S. and international operations for the years ended December 31 are as follows (in thousands):

                                                         1998     1997    1996
                                                        -------  ------- -------
      United States.................................... $(5,382) $50,780 $16,705
      International....................................  42,466    3,501      --
                                                        -------  ------- -------
                                                        $37,084  $54,281 $16,705
                                                        =======  ======= =======

  The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 1998, 1997 and 1996, are as follows (in thousands):

                                                         1998     1997    1996
                                                        -------  ------- ------
      Current income taxes:
        U.S. federal income taxes...................... $  (720) $ 6,486 $1,999
        State income taxes.............................      41       62      4
        Foreign taxes..................................      --       66     --
      Deferred income taxes:
        U.S. federal income taxes......................     753   11,096  3,713
        State income taxes.............................      59      328     98
        Foreign taxes..................................  11,671      944     --
                                                        -------  ------- ------
                                                        $11,804  $18,982 $5,814
                                                        =======  ======= ======

  The Company has not recognized a deferred tax liability of approximately $2,642,000 for the undistributed earnings of a non-U.S. subsidiary because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of December 31, 1998, the undistributed earnings of this subsidiary were approximately $37,743,000.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  The Company's deferred income taxes at December 31, 1998 and 1997 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

                                                               Deferred Tax
                                        Deferred Tax Assets     Liabilities
                                        ------------------- -------------------
                                        Current Non-Current Current Non-Current
                   1998                 ------- ----------- ------- -----------
   Depreciation and amortization....... $   --    $ 4,099    $ --     $55,629
   Deferral of foreign earnings........     --         --      --      23,372
   Insurance reserves..................    594         --      --          --
   Alternative minimum tax credits.....     --      5,142      --          --
   Foreign tax credits.................     --      2,443      --          --
   Net operating loss carryforward.....     --     21,735      --          --
   Other...............................    484         13     462          53
                                        ------    -------    ----     -------
                                        $1,078    $33,432    $462     $79,054
                                        ======    =======    ====     =======
   Current deferred tax assets, net....                               $   616
                                                                      =======
   Non-current deferred tax
    liabilities, net...................                               $45,622
                                                                      =======

                   1997
   Depreciation and amortization....... $   --    $    --    $ --     $29,976
   Deferral of foreign earnings........     --         --      --      11,702
   Insurance reserves..................    588         --      --          --
   Alternative minimum tax credits.....     --      5,284      --          --
   Net operating loss carryforward.....     --      3,833      --          --
   Other...............................     --         --     550          --
                                        ------    -------    ----     -------
                                        $  588    $ 9,117    $550     $41,678
                                        ======    =======    ====     =======
   Current deferred tax assets, net....                               $    38
                                                                      =======
   Non-current deferred tax
    liabilities, net...................                               $32,561
                                                                      =======

  The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follow (in thousands):

                                                        1998     1997     1996
                                                       -------  -------  ------
   Federal income taxes at statutory rate............. $12,980  $18,998  $5,680
   State income taxes net of federal benefit..........     108      386      55
   Foreign tax rate differential......................  (2,397)    (245)     --
   Goodwill...........................................   1,135      124      23
   Other..............................................     (22)    (281)     56
                                                       -------  -------  ------
   Income tax expense................................. $11,804  $18,982  $5,814
                                                       =======  =======  ======
   Effective tax rate.................................      32%      35%     35%
                                                       =======  =======  ======

  A tax benefit for the exercise of stock options in the amount of $279,000 and $1,026,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 1998 and 1997, respectively.

  The net operating loss carryforwards for federal and state tax purposes are approximately $60,000,000 at December 31, 1998 and expire in 2018. Alternative minimum tax credits at December 31, 1998 are approximately $5,142,000. The Company completed an initial public offering in May 1996, which is considered a change of control for federal income tax purposes. This will limit the utilization of approximately $14,500,000 of net operating loss carryforwards to a set level as provided by regulations.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

10. Preferred Stock:

  In February 1998, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan ("Plan"). In connection with the Plan, the Board of Directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preference Stock. Under the Plan, Preference Stock Purchase Rights (the "Rights") will be distributed as a dividend at a rate of one Right for each share of the Company's common stock held as of record as of the close of business on March 6, 1998. Each Right will entitle holders of the Company's common stock to buy a fraction of a share of the new series of the Company's preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable.

11. Common Stock Option Plans:

  The Company sponsors two stock-based incentive compensation plans, the "1993 Stock Option Plan" (the "1993 Plan") and the "1996 Stock Incentive Plan" (the "1996 Plan"). Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

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

  According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. As of December 31, 1996, Awards have been granted with respect to all 1,455,018 shares. All these Awards have a ten-year term and are fully exercisable. As of December 31, 1998 there were 1,043,480 options outstanding under the 1993 Plan.

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

  According to the 1996 Plan, Awards may be granted with respect to a maximum of 900,000 shares of common stock. No participant may be granted, in any calendar year, Awards with respect to more than 100,000 shares of common stock. In 1996, the Company granted a total of 221,000 Awards in the form of incentive stock options under the Plan at exercise prices equal to the fair value of the Company's stock at that time, which ranged from $8.00 to $10.94 per share. The Awards have a ten-year term and vested in the

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES first year following their grant, except for 15,000 awards which were 25% vested at the date of grant and vest in annual increments of 25% over the three years following their grant.

  In 1997, the Company granted 191,000 Awards in the form of incentive stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $20.13 to $23.13 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 18,000 awards which vested at the date of grant.

  During 1998, the Company granted 218,500 Awards in the form of incentive stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $6.63 to $19.50. The Awards expire in 10 years and vest in annual increments of 25% over the four years following their grant, except for 8,000 awards which vested at the date of grant.

  As of December 31, 1998, there were 562,375 options outstanding under the 1996 Plan.

  A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the years ended on those dates are presented below:

                                            Incentive Stock Options
                          -----------------------------------------------------------
                                 1998                1997                1996
                          ------------------- ------------------- -------------------
                          Number of  Weighted Number of  Weighted Number of  Weighted
                            Shares   Average    Shares   Average    Shares   Average
                          Underlying Exercise Underlying Exercise Underlying Exercise
                           Options    Prices   Options    Prices   Options    Prices
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at beginning
 of the year............  1,485,330   $ 4.30  1,468,968   $ 2.01  1,455,018   $0.91
Granted.................    218,500    16.54    191,000   $20.90    221,000   $8.20
Exercised...............     83,350     1.59    165,138   $ 2.59    207,050   $0.91
Forfeited...............     14,625    20.03      9,500   $13.01         --   $  --
Outstanding at end of
 year...................  1,605,855     5.96  1,485,330   $ 4.30  1,468,968   $2.01
Exercisable at end of
 year...................  1,279,230     2.89  1,314,330   $ 2.15  1,457,718   $1.94

  Weighted average fair value of options granted during 1998, 1997 and 1996 were $7.05, $9.30 and $4.25, respectively.

  The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1998, 1997, 1996, respectively: no dividend yield; risk-free interest rates are 5.56%, 6.40% and 6.56%, expected terms of the options are 5 to 6 years; and the expected volatility is 38.54%, 39.35% and 43.91%.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding             Options Exercisable
                    -----------------------------------  -----------------------
                                  Weighted
                                   Average    Weighted                 Weighted
                      Number      Remaining   Average      Number      Average
     Range of       Outstanding   Contract    Exercise   Exercisable   Exercise
 Exercise Prices    at 12/31/98     Life       Price     at 12/31/98    Price
 ---------------    -----------   ---------   --------   -----------   --------
 $0.91 to $10.94     1,237,980      8.08       $ 2.00     1,212,980     $ 1.90
 $10.95 to $23.13      367,875      8.78       $19.32        66,250     $20.92
 ----------------    ---------      ----       ------     ---------     ------
 $0.91 to $23.13     1,605,855      8.24       $ 5.96     1,279,230     $ 2.89

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1998, 1997 and 1996 would approximate the pro forma below:

                         As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                          12/31/98   12/31/98   12/31/97   12/31/97   12/31/96   12/31/96
                         ----------- --------- ----------- --------- ----------- ---------
SFAS 123 Charge.........   $    --    $   789    $    --    $   711    $   --     $  583
APB 25 Charge...........   $    --    $    --    $    --    $    --    $   --     $   --
Net income..............   $25,280    $24,491    $35,299    $34,588    $9,974     $9,391
Diluted net income per
 average common share...   $  1.20    $  1.17    $  2.11    $  2.06    $ 0.86     $ 0.76

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

12. Earnings Per Share:

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data).

                       For the Year Ended December 31,  For the Year Ended December 31,  For the Year Ended December 31,
                                     1998                             1997                             1996
                       -------------------------------- -------------------------------- --------------------------------
                                                  Per-                             Per-                             Per-
                         Income       Shares     share    Income       Shares     share    Income       Shares     share
                       (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                       ----------- ------------- ------ ----------- ------------- ------ ----------- ------------- ------
Income before
 extraordinary item..    $25,280            --            $35,299            --            $10,891            --
                         -------    ----------            -------    ----------            -------    ----------
Basic EPS
Income available for
 common shareholders.     25,280    20,342,244   $1.24     35,299    15,895,023   $2.22     10,891    11,044,884   $0.99
                                                 =====                            =====                            =====
Effect of Dilutive
 Securities
Stock option grants..         --       673,069                 --       863,443                 --     1,336,018
                         -------    ----------            -------    ----------            -------    ----------
Diluted EPS
Income available to
 common shareholders
 plus assumed
 conversions.........    $25,280    21,015,313   $1.20    $35,299    16,758,466   $2.11    $10,891    12,380,902   $0.88
                         =======    ==========   =====    =======    ==========   =====    =======    ==========   =====

  Options to purchase 562,375 shares of common stock at prices ranging from $6.63 to $23.13 were outstanding during 1998 but were not always included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the year. The options were still outstanding at the end of 1998.

13. Other Related Party Transactions:

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

14. Employee Benefit Plans:

 Profit Sharing Plan

  The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES pre-tax basis. The Company will match 25% of the participants' before tax savings contributions up to 5% of the participants' taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 1998, 1997 and 1996 of $255,000, $129,000 and $113,000,
respectively.

 Pension Plan and Employee Benefits:

  Substantially all of the Company's Norwegian and United Kingdom employees are covered by a number of noncontributory, defined benefit pension plans which were acquired in association with the acquisition of Saevik. Benefits are based primarily on participants' compensation and years of credited services. The Company's policy is to fund contributions to the plans based upon actuarial computations. Plan assets include investments in debt and equity securities and property.

                                                                  1998    1997
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
Change in Benefit Obligation
  Benefit obligation at beginning of year....................... $1,068  $   --
  Acquisition...................................................     --   1,049
  Service cost..................................................    246      14
  Interest cost.................................................     55       5
                                                                 ------  ------
    Benefit obligation at end of year........................... $1,369  $1,068
                                                                 ======  ======
Change in Plan Assets
  Fair value of plan at beginning of year....................... $1,237  $   --
  Acquisition...................................................     --   1,230
  Actual return on plan assets..................................     53       7
  Benefits paid.................................................    (99)     --
                                                                 ------  ------
    Fair value of plan assets at end of year.................... $1,191  $1,237
                                                                 ======  ======
  Funded status, (underfunded) overfunded....................... $ (178) $  169
  Unrecognized net actuarial gain (loss)........................     67     (56)
  Unrecognized prior service cost...............................     --       1
                                                                 ------  ------
  Prepaid (accrued) benefit cost................................ $ (111) $  114
                                                                 ======  ======
Weighted-Average Assumptions
  Discount rate.................................................   5.25%   7.00%
                                                                 ======  ======
  Return on plan assets.........................................   6.25%   8.00%
                                                                 ======  ======
  Rate of compensation increase.................................   3.30%   3.30%
                                                                 ======  ======
Components of Net Periodic Benefit Cost
  Service cost.................................................. $  246  $   14
  Interest cost.................................................     55       5
  Return on plan assets.........................................    (53)     (7)
  Amortization of prior service cost............................     87      (6)
  Social security contributions.................................     46       2
  Recognized net actuarial loss.................................     37      --
                                                                 ------  ------
    Net periodic benefit cost................................... $  418  $    8
                                                                 ======  ======

  The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees' expected date of separation or retirement.

  Due to the timing of the acquisition of Saevik, the Company's net periodic benefit cost reflected above for the year ending December 31, 1997 represents one-twelfth of the total net pension benefit cost for the year.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $656,000, $492,000 and $364,000, respectively, as of December 31, 1998.

15. Commitment and Contingencies:

  The Company has an agreement with an unrelated company to provide management and operating services for certain lift boats. The agreement provides for management and incentive fees to be paid to the unrelated company based on percentages of gross monthly income and net operating income, respectively. Management fees of $1,143,000, $1,271,000 and $979,000 were included in direct vessel operating expenses for the years ended December 31, 1998, 1997 and 1996, respectively. Pursuant to the agreement, the operator has been granted a right of first refusal on any sale of the lift boats.

  In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be settled within the limits of the Company's insurance coverages. At December 31, 1998 and 1997, the Company has accrued a liability in the amount of $1,997,000 and $1,560,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially in the near term from amounts accrued.

  During 1997, Saevik commenced construction of a 275-foot, technologically advanced anchor handling, towing and supply vessel ("AHTS"), with 23,800 horsepower that is scheduled to be delivered in June 1999. Also, the Company began construction during 1997 of the Hondo River, a 230-foot offshore supply vessel that is scheduled to be delivered in the second quarter of 1999. Total remaining committed costs of the two vessels are expected to be approximately $24,454,000.

16. Fair Value of Financial Instruments:

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

  Cash and cash equivalents: The carrying amounts approximate fair value due to the short-term nature of these instruments.

  Long-term debt: The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 1998 and 1997 were as follows:

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
                                                                (in thousands)
      Carrying amount......................................... $415,225 $378,550
      Fair value.............................................. $364,948 $379,982

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Foreign currency forward exchange contracts: Fair value is estimated by obtaining quotes from brokers.

  Interest swap agreements: Fair value is based on estimated amounts that the Company would receive or pay to terminate the contract at the reporting date.

17. Quarterly Financial Data (Unaudited):

          Year ended December 31, 1998            First  Second   Third  Fourth
          ----------------------------           ------- ------- ------- -------
                                                  (Dollars in thousands, except
                                                       per share amounts)
Revenues........................................ $48,887 $52,942 $43,044 $41,372
Operating income................................  21,383  23,586  11,024   8,602
Net income......................................   9,844  11,724   2,627   1,085
Basic earnings per share:
  Net income per average common share
   outstanding..................................    0.48    0.58    0.13    0.05
Diluted earnings per share:
  Net income per average common share
   outstanding..................................    0.47    0.56    0.13    0.05
          Year ended December 31, 1997            First  Second   Third  Fourth
          ----------------------------           ------- ------- ------- -------
Revenues........................................ $23,492 $26,293 $34,094 $41,601
Operating income................................  10,992  12,754  17,296  20,759
Net income......................................   6,671   7,974   9,801  10,853
Basic earnings per share:
  Net income per average common share
   outstanding(1)...............................    0.43    0.51    0.63    0.65
Diluted earnings per share:
  Net income per average common share
   outstanding(1)...............................    0.40    0.47    0.58    0.61

-------
(1) Earnings per share data has been restated to reflect a 100% stock dividend effective June 9, 1997. Additionally, in accordance with SFAS No. 128 the Company has restated earnings per share data for all prior periods to reflect basic earnings per share and diluted earnings per share.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

18. Segment and Geographic Information (In Thousands):

  The Company is a provider of marine supply vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28% which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations, the North Sea segment includes Norway and the United Kingdom, and the Other segment includes primarily Brazil. Long-term debt and the related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment. Segment data as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                        North
             December 31, 1998                 U.S.      Sea   Other    Totals
             -----------------               --------  ------- ------  --------
                                                      (In Thousands)
Revenues from external customers............ $ 98,318  $85,197 $2,730  $186,245
Intersegment revenues.......................      432       --     --       432
Interest revenue............................      535      420      2       957
Interest expense............................   23,836    3,860     --    27,696
Depreciation and amortization...............   29,131   11,045      7    40,183
Income tax expense (benefit)................     (236)  12,043     (3)   11,804
Segment net income (loss)...................   (5,097)  30,871   (494)   25,280
Long-lived assets...........................  296,539  273,372    498   570,409
Segment total assets........................  572,466  298,418  1,892   872,776
Expenditures for segment assets.............   89,008   36,667     --   125,675
                                                        North
             December 31, 1997                 U.S.      Sea   Other    Totals
             -----------------               --------  ------- ------  --------
Revenues from external customers............ $118,236  $ 7,244 $       $125,480
Intersegment revenues.......................       --       --     --        --
Interest revenue............................      496      114     --       610
Interest expense............................    7,604      390     --     7,994
Depreciation and amortization...............   15,308      819     --    16,127
Income tax expense (benefit)................   17,971    1,011     --    18,982
Segment net income (loss)...................   32,804    2,495     --    35,299
Long-lived assets...........................  248,647  256,409     --   505,056
Segment total assets........................  522,129  278,775     --   800,904
Expenditures for segment assets.............  151,936       --     --   151,936

  As of and for the year ended December 31, 1996, the Company had primarily domestic operations.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  A reconciliation of segment data to consolidated data as of December 31, 1998 and 1997 is as follows:

                                                            1998       1997
                                                          ---------  ---------
                                                            (In Thousands)
Revenues
  Total revenues from external customers and intersegment
   revenues for reportable segments...................... $ 186,677  $ 125,480
  Elimination of intersegment revenues...................      (432)        --
                                                          ---------  ---------
    Total consolidated revenues.......................... $ 186,245  $ 125,480
                                                          =========  =========
Assets
  Total assets for reportable segments................... $ 872,776  $ 800,904
  Elimination of intersegment receivables................    (2,683)        --
  Elimination of investment in subsidiaries..............  (100,856)  (101,608)
  Other unallocated amounts..............................      (347)      (515)
                                                          ---------  ---------
    Total consolidated assets............................ $ 768,890  $ 698,781
                                                          =========  =========

  For the year ended December 31, 1998, revenues from one customer of the Company's North Sea segment represents approximately $29,757,000, or $16%, of the Company's consolidated revenues. For the years ended December 31, 1997 and 1996, no customer accounted for more than 10% of the Company's revenues.

19. Separate Financial Statements For Subsidiary Guarantors:

  Pursuant to the terms of the indentures governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors must fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors. During 1998, Saevik and its wholly-owned subsidiary, Saevik Shipping, AS, executed guarantees of the Senior Notes that were deemed to be effective December 2, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

  Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of stockholders and is incorporated herein by reference.

                                    PART IV

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

  (b) Reports on Form 8-K:

  The Company filed a current report, dated November 19, 1998, on Form 8-K under Items 5 and 7 on November 23, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRICO MARINE SERVICES, INC.
                                             (Registrant)

                                             /s/  Thomas E. Fairley
                                       By:____________________________________
                                                  Thomas E. Fairley
                                        President and Chief Executive Officer

Date: March 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                    Title                 Date

   /s/  Thomas E. Fairley          President, Chief       March 26, 1999
---------------------------------   Executive Officer
        Thomas E. Fairley           and Director
                                    (Principal Executive
                                    Officer)


   /s/  Ronald O. Palmer           Chairman of the        March 26, 1999
---------------------------------   Board
        Ronald O. Palmer


   /s/   Victor M. Perez           Vice President,        March 26, 1999
---------------------------------   Chief Financial
         Victor M. Perez            Officer and
                                    Treasurer
                                    (Principal
                                    Financial Officer)

   /s/Kenneth W. Bourgeois         Vice President and     March 26, 1999
---------------------------------   Controller
      Kenneth W. Bourgeois          (Principal
                                    Accounting
                                    Officer)

   /s/  Garth H. Greimann          Director               March 26, 1999
---------------------------------
        Garth H. Greimann

   /s/     H. K. Acord             Director               March 26, 1999
---------------------------------
           H. K. Acord

   /s/ Benjamin F. Bailar          Director               March 26, 1999
---------------------------------
       Benjamin F. Bailar


  /s/ Edward C. Hutcheson, Jr.     Director               March 26, 1999
---------------------------------
    Edward C. Hutcheson, Jr.

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

PricewaterhouseCoopers LLP

February 17, 1999

                                                                     Schedule II

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
              for the years ended December 31, 1998, 1997 and 1996

                                 (in thousands)

----------------------------------------------------------------------------
        Column A         Column B    Column C   Column C  Column D  Column E
        --------         --------- ------------ -------- ---------- --------
                          Balance    Charged                        Balance
                            at      (Credited)  Charged                at
                         beginning to costs and to other             end of
      Description        of period   expenses   accounts Deductions  period
----------------------------------------------------------------------------
          1998
Deducted in balance
 sheet from accounts
 receivable:
  Allowance for doubtful
   accounts--trade         $571        $120         --       --       $691
                           ====       =====       ====      ===       ====
          1997
Deducted in balance
 sheet from accounts
 receivable:
  Allowance for doubtful
   accounts--trade         $610       $(310)      $271       --       $571
                           ====       =====       ====      ===       ====
          1996
Deducted in balance
 sheet from accounts
 receivable:
  Allowance for doubtful
   accounts--trade         $480        $130         --       --       $610
                           ====       =====       ====      ===       ====

                          TRICO MARINE SERVICES, INC.

                                 EXHIBIT INDEX

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                                                                Page
 ------- -------------------------------------------------------   ------------
   3.1   Amended and Restated Certificate of Incorporation of
         the Company (1)

   3.2   Bylaws of the Company, as amended (1)
   4.1   Specimen Common Stock Certificate (2)
   4.2 Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc., Trico Marine International Holdings,
         B.V., Saevik Supply ASA, Saevik Shipping A.S. and Chase
         Bank of Texas, National Association, as Trustee
         ("Indenture") (3)
   4.3   Form of Note and Subsidiary Guarantee under the
         Indenture (3)
  10.1 Form of Indemnity Agreement by and between the Company and each of the Company's directors (2)
  10.2   Second Amended and Restated Revolving Credit Agreement
         (the "Revolving Credit Agreement"), dated as of March
         13, 1998, by and among the Company, Trico Marine
         Operators, Inc., Trico Marine Assets, Inc., and
         BankBoston, N.A., as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof
  10.3   First Amendment dated as of December 31, 1998 to the
         Revolving Credit Agreement
  10.4   Loan Agreement dated as of June 23, 1998 between Saevik
         Shipping, AS, Den Norske Bank, ASA, as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof
  10.5   The Company's 1996 Incentive Compensation Plan (2)+
  10.6   The Company's 1993 Stock Option Plan (2)+
  10.7   Form of Stock Option Agreement under the 1993 Stock
         Option Plan (2)+
  10.8   Form of Option Agreement under the 1996 Incentive
         Compensation Plan (2)+
  10.9   Form of Noncompetition, Nondisclosure and Severance
         Agreements between the Company and each of its Executive Officers (2)+
  21.1   Subsidiaries of the Company (4)
  23.1   Consent of PricewaterhouseCoopers LLP
  27.1   Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated November 19, 1998.
(4) Incorporated by reference to the Company's 1997 Annual Report on Form 10-K dated March 6, 1998.
+Management Contract or Compensation Plan or Arrangement.