Form 10-Q
period 1999-03-31
TRICO MARINE SERVICES INC
filed 1999-05-17
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q

          ____x____ Quarterly Report Pursuant to Section 13  or 15(d) of
                          the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1999

          _________ Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                        For the transition period ______  to ______

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

                              Yes __x___      No _____

As of May 10, 1999 there were 24,383,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                        PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                           (Dollars in thousands)

                                                                                    March 31,         December 31,
                                                                                       1999               1998
                                    ASSETS                                       --------------    ----------------
                Current assets:
                        Cash and cash equivalents                                 $   4,046           $   9,236
                        Accounts receivable, net                                     26,230              30,936
                        Prepaid expenses and other current assets                     4,660               2,911
                                                                                 --------------    ----------------
                              Total current assets                                   34,936              43,083
                                                                                 --------------    ----------------
                Property and equipment, at cost:
                        Land and buildings                                            3,465               3,402
                        Marine vessels                                              570,670             565,397
                        Construction-in-progress                                     41,223              45,861
                        Transportation and other                                      3,645               3,604
                                                                                 --------------    ----------------
                                                                                    619,003             618,264
                Less accumulated depreciation and amortization                       54,803              47,855
                                                                                 --------------    ----------------
                        Net property and equipment                                  564,200             570,409
                                                                                 --------------    ----------------
                Goodwill, net                                                       115,376             116,170
                Other assets                                                         40,873              39,228
                                                                                 --------------    ----------------
                                                                                  $ 755,385           $ 768,890
                                                                                 ==============    ================
                            LIABILITIES AND STOCKHOLDERS' EQUITY

                Current liabilities:
                        Current portion of long term debt                         $   2,018           $   2,033
                        Accounts payable                                              8,482              11,058
                        Accrued expenses                                              9,103               9,894
                        Accrued interest                                              5,096              10,674
                        Income taxes payable                                             58                  66
                                                                                 --------------    ----------------
                             Total current liabilities                               24,757              33,725
                                                                                 --------------    ----------------
                Long-term debt                                                      412,247             402,518
                Deferred income taxes, net                                           41,806              45,622
                Other non-current liabilities                                         2,713               2,785
                                                                                 --------------    ----------------
                            Total liabilities                                       481,523             484,650
                                                                                 --------------    ----------------
                Commitments and contingencies

                Stockholders' equity:
                   Common  stock, $.01 par value, authorized 40,000,000 shares,
                     issued 20,450,448 shares, outstanding 20,378,416 shares            205                  205
                        Additional paid-in capital                                  218,807              218,807
                        Retained earnings                                            63,243               70,586
                        Accumulated other comprehensive loss                         (8,392)              (5,357)
                        Treasury stock, at par value, 72,032 shares                      (1)                  (1)
                                                                                 --------------    ----------------
                            Total stockholders' equity                              273,862              284,240
                                                                                 --------------    ----------------
                                                                                  $ 755,385           $  768,890
                                                                                 ==============    ================


      The accompanying notes are an integral part of these consolidated financial statements.


                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                           (Dollars in thousands)


                                                                             Three Months Ended
                                                                                  March 31
                                                                           -----------------------
                                                                              1999         1998
                                                                           ----------   ----------
               Revenues:
                    Charter hire                                           $   28,286   $   48,866
                    Other vessel income                                            32           21
                                                                           ----------   ----------
                          Total revenues                                       28,318       48,887
                                                                           ----------   ----------
               Operating expenses:
                    Direct vessel operating expenses and other                 17,338       16,819
                    General  and administrative                                 2,534        2,294
                    Amortization of marine inspection costs                     3,252        1,448
                                                                           ----------   ----------
                          Total operating expenses                             23,124       20,561
                                                                           ----------   ----------
               Depreciation and amortization expense                            8,004        6,943
                                                                           ----------   ----------
               Operating income (loss)                                         (2,810)      21,383

               Interest expense                                                 7,791        6,552
               Amortization of deferred financing costs                           478          428
               Other income, net                                                  (58)        (321)
                                                                           ----------   ----------
               Income (loss) before income taxes                              (11,021)      14,724

               Income tax expense (benefit)                                    (3,678)       4,880
                                                                           ----------   ----------
               Net income (loss)                                           $   (7,343)  $    9,844
                                                                           ==========   ==========




               Basic earnings per common share:
                    Net income (loss)                                      $    (0.36)  $     0.48
                                                                           ==========   ==========

                    Average common shares outstanding                      20,378,416   20,298,403
                                                                           ==========   ==========

               Diluted earnings per common share:
                    Net income (loss)                                      $    (0.36)  $     0.47
                                                                           ==========   ==========
                    Average common shares outstanding                      20,378,416   21,091,922
                                                                           ==========   ==========



             The accompanying notes are an integral part of these consolidated financial statements.



                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                   1999         1998
                                                                               -----------   -----------
               Net income (loss)                                               $   (7,343)   $    9,844
               Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                       Depreciation and amortization                               11,732         9,390
                       Deferred income taxes                                       (3,634)        4,705
                       Gain on sales of assets                                          -             2
                       Provision for doubtful accounts                                  -            30
               Changes in operating assets and liabilities:
                       Accounts receivable                                          4,296           510
                       Prepaid expenses and other current assets                   (1,800)         (852)
                       Accounts payable and accrued expenses                       (8,631)       (1,811)
                       Other, net                                                    (624)          713
                                                                               -----------   -----------
                         Net cash provided by (used in) operating activities       (6,004)       22,531
                                                                               -----------   -----------
               Cash flows from investing activities:
                       Purchases of property and equipment                         (4,897)      (34,726)
                       Deferred marine inspection costs                            (4,380)       (7,297)
                       Proceeds from sales of assets                                    -             6
                       Other                                                         (424)       (2,034)
                                                                               -----------   -----------
                         Net cash used in investing activities                     (9,701)      (44,051)
                                                                               -----------   -----------

               Cash flows from financing activities:
                       Proceeds from issuance of common stock, net of
                       registration expenses                                            -          (115)
                       Proceeds from issuance of long-term debt                    21,000        20,840
                       Repayment of long-term debt                                (10,174)       (4,823)
                       Deferred financing costs and other                            (224)         (343)
                                                                               -----------   -----------
                         Net cash provided by financing activities                 10,602        15,559
                                                                               -----------   -----------
               Effect of exchange rate changes on cash and cash equivalents           (87)         (210)
                                                                               -----------   -----------
               Net decrease in cash and cash equivalents                           (5,190)       (6,171)

               Cash and cash equivalents at beginning of period                     9,236        10,940
                                                                               -----------   -----------
               Cash and cash equivalents at end of period                      $    4,046    $    4,769
                                                                               ===========   ===========

               Supplemental information:
                    Income taxes paid                                          $        6    $    3,700
                                                                               ===========   ===========
                    Income taxes refunded                                      $      ---    $        3
                                                                               ===========   ===========
                    Interest paid                                              $   13,883    $    7,973
                                                                               ===========   ===========



    The accompanying notes are an integral part of these consolidated financial statements.


              TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              (Unaudited)

                         (Dollars in thousands)



                                                                                 Three Months Ended
                                                                                      March 31
                                                                             -------------------------
                                                                                 1999          1998
                                                                             -----------   -----------
               Net income (loss)                                             $   (7,343)   $    9,844
                                                                             -----------   -----------
               Other comprehensive loss, net of tax:
                    Foreign currency translation adjustments                     (3,035)       (3,299)
                                                                             -----------   -----------

               Comprehensive income (loss)                                   $  (10,378)   $    6,545
                                                                             ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.



          TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1998.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2.   Earnings Per Share:

For the three-month period ending March 31, 1999, options to purchase 1,832,480 common shares at prices ranging from $0.91 to $23.13 have been excluded from the computation of earnings per share because inclusion of these shares would have been antidilutive.

3.   Separate Financial Statements for Subsidiary Guarantors:

During 1997, the Company issued $280,000,000 of 81/2% senior notes due 2005 in three different series. In November 1998, the Company completed an exchange offer of all the existing series of senior notes for one series of senior notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor senior notes.

Pursuant to the terms of the indenture governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors must fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d)
management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

4.   Income Taxes:

The Company's effective income tax rate for the three-month periods ended March 31, 1999 and March 31, 1998 was 33%. The variance from the Company's statutory rate is due to income contributed by Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5.   New Accounting Standards:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

6.   Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian
statutory  tax  rate.   Additionally,  segment  data includes  intersegment
revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income
(loss). The U.S. segment represents the domestic operations, the North Sea segment includes Norway and the United Kingdom, and the Other segment primarily includes Brazil. Segment data as of and for the three months ended March 31, 1999 and 1998 are as follows:

                                                               North
                March 31, 1999                   U.S.           Sea       Other     Totals
               ----------------                 ------        -------    -------   --------
          Revenues from external customers    $  12,645     $  14,696     $ 945    $  28,286
          Intersegment revenues                     216           ---       ---          216
          Segment net income (loss)              (9,290)        2,282      (335)      (7,343)
          Segment total assets                  642,983       215,067       683      858,733

                                                               North
                March 31, 1998                   U.S.           Sea       Other     Totals
               ----------------                 ------        -------    -------   --------

          Revenues from external customers    $  30,952     $  17,914      $ ---    $  48,866
          Intersegment revenues                     ---           ---        ---          ---
          Segment net income                      4,115         5,729        ---        9,844
          Segment total assets                  610,288       210,607        ---      820,895


          A reconciliation of segment data to consolidated data as  of March 31, 1999 and 1998 is as follows:

                                                                                                1999                    1998
                                                                                               ------                  ------
          Revenues
            Total revenues from external customers and intersegment  revenues  for
               reportable segments................................................         $    28,502             $    48,866
            Elimination of intersegment revenues..................................                (216)                    ---
                                                                                           -------------           ------------
                   Total consolidated revenues....................................         $    28,286             $    48,866
                                                                                           =============           ============
          Assets
            Total assets for reportable segments..................................         $   858,733             $   820,895
            Elimination of intersegment receivables...............................              (1,147)                    ---
            Elimination of investment in subsidiaries.............................            (102,201)               (101,608)
                                                                                           -------------           ------------
                   Total consolidated assets......................................         $   755,385             $  719, 287
                                                                                           =============           ============

7.   Subsequent Events:

On April 16, 1999, the Company entered into a definitive agreement whereby affiliates of Inverness Management LLC ("Inverness") agreed to purchase $50 million of the Company's common shares in a private placement. Under the terms of the agreement, Inverness will purchase an aggregate of 8 million shares of the Company's common stock in two tranches at $6.25 per share. The first tranche was closed on May 6, 1999. The remaining tranche is subject to stockholder approval and will be voted on at the Company's annual meeting of stockholders scheduled for June 8, 1999.

On April 21, 1999, the Company issued $18,867,000 principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the "Ship Bonds") at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Bonds are secured by first preferred ship mortgages on two supply boats, the Spirit River and the Hondo River. Approximately half of the proceeds from the Ship Bonds were received by the Company at the closing and the remaining proceeds were placed in escrow and will be distributed to the Company upon completion and delivery of the Hondo River in May 1999.



    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 1999 were $28.3 million, a decrease of 42.1% compared to the $48.9 million in revenues for the first quarter of 1998. Low oil and gas prices and the resulting decrease in offshore industry activity have resulted in decreases in average day rates and utilization for all of the Company's vessel classes. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.


                                                 Three months ended March 31,
                                                ------------------------------
                                                    1999                1998
                                                    ----                ----
          Average Day Rates:
          Supply                                $   3,662            $   8,159
          Supply /Anchor Handling (N. Sea)         11,451               13,421
          Lift                                      4,580                6,717
          Crew/line handling                        1,574                2,082

          Utilization:
          Supply                                      56%                  70%
          Supply /Anchor Handling (N. Sea)            87%                  92%
          Lift                                        47%                  69%
          Crew/line handling                          82%                  98%

          Average Number of Vessels:
          Supply                                     52.0                 48.5
          Supply /Anchor Handling (N. Sea)           17.0                 16.1
          Lift                                        6.0                  6.0
          Crew/line handling                         21.0                 23.0


Supply boat day rates in the Gulf of Mexico (the "Gulf") for the first quarter of 1999 decreased 55.1% to $3,662, compared to $8,159 for the first quarter of 1998. Decreased demand due to decreased offshore activity in the Gulf significantly affected vessel day rates and utilization in the first quarter of 1999. Vessel downtime for drydocking and refurbishment also impacted the Company's supply boat utilization rates for both periods, and de-activation, or stacking, of ten supply boats impacted first quarter 1999 utilization.

Day rates for the Company's North Sea vessels averaged $11,451 for the first quarter of 1999 compared to $13,421 for the first quarter of 1998. Day rates in the North Sea decreased in the 1999 first quarter principally due to decreases in day rates for the Company's two large anchor-handling vessels that were working in the spot market. Utilization was 87% for the first quarter of 1999, compared to 92% for the first quarter of 1998. North Sea utilization in the first quarter of 1999 was adversely affected by vessel downtime for repairs, maintenance and drydockings.

Lift boat day rates averaged $4,580 for the quarter, a decrease of 31.8% compared to $6,717 for the comparable 1998 period. Utilization for the Company's lift boats decreased to 47%, compared to 69% for the year-ago period.

Day rates for crew boats and line handling vessels decreased to $1,574 for the first quarter, from $2,082 for the first quarter of 1998. Utilization for the crew boats and line handling vessels decreased to 82% for the first quarter of 1999, compared to 98% for the comparable 1998 period. Utilization of the crew boats and line handling vessels in the 1999 first quarter was adversely impacted by vessel downtime resulting from the scheduled drydocking during the quarter of four of the Company's crew boats in the Gulf.

During the first quarter of 1999, direct vessel operating expenses increased to $17.3 million (61.2% of revenues) compared to $16.8 million (34.4 % of revenues) for the first quarter of 1998. This increase was due to the growth in the Company's vessel fleet, principally the addition of four new vessels which began service during 1998, and the consolidation, for financial statement purposes, of the Company's previously unconsolidated Brazilian affiliate. The increase in direct vessel operating expenses for the reasons stated above, was partially offset by the Company's cost reduction initiatives and the de-activation of ten of the Company's Gulf supply boats. Direct vessel operating expenses as a percentage of revenues increased due to the decrease in utilization and average vessel day rates for the Company's vessel fleet, and the consolidation of the Brazilian operations which, because of the small line handling vessels it operates, has a lower gross profit margin than the Company's operations as a whole.

Depreciation and amortization expense increased to $8.0 million for the first quarter of 1999, up from $6.9 million for the year-ago period as a result of the Company's expanded vessel fleet. Amortization of marine inspection costs increased to $3.3 million for the quarter ended March 31, 1999, from $1.4 million in the comparable 1998 period, due to the increased drydocking and marine inspection costs associated with the Company's fleet upgrade and refurbishment program.

General and administrative expenses increased to $2.5 million (8.9% of revenues) in the first quarter of 1999, from $2.3 million (4.7% of revenues) for the 1998 period due to the consolidation of the previously unconsolidated Brazilian operations. General and administrative expenses, as a percentage of revenues, increased in the 1999 period due to the decrease in utilization and average day rates for the Company's vessel fleet.

Interest expense increased to $7.8 million for the first quarter of 1999 from $6.6 million for the first quarter of 1998. This increase was due to increased borrowings in the first quarter of 1999 that were used to fund the Company's various vessel construction and upgrade projects.

In the first quarter of 1999, the Company had an income tax benefit of $3.7 million compared to income tax expense of $4.9 million in the 1998 period. The Company's effective income tax rate for the three-month period ended March 31, 1999 was 33%. The variance from the Company's statutory rate is due to income contributed by Trico Supply, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services  by  pursuing  opportunities  to  acquire  vessel  fleets  and  by diversifying into international markets. Primarily as a result of acquisitions, the Company's total assets have grown from $52.1 million at December 31, 1995, to $755.4 million at March 31, 1999. During the 1996 to 1997 period, the Company completed the acquisition of Trico Supply, a then publicly traded Norwegian company, for approximately $293.7 million, which amount includes certain costs of the transaction, and acquired 37 supply boats in the Gulf at an aggregate cost of $177.0 million.

The Company has also constructed, or is in the process of constructing, six new vessels, to increase its international market presence and increase its deepwater capabilities. Additionally, in 1997 and 1998 the Company undertook a vessel improvement program consisting of extensive upgrading and refurbishment of its Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998, which extended into the first quarter of 1999, the Company believes it has extended the service lives of many of its vessels and has significantly reduced required maintenance spending in the future.

As a result of the reduction in industry activity and resulting decreases in day rates and utilization, principally for the supply boats in the Gulf, the Company has limited capital expenditures in 1999 to those that are necessary to complete existing vessels under construction and vessels which were being refurbished as of the end of 1998, and regulatory-mandated drydocking costs for the vessels that are due for U.S. Coast Guard inspection. Due to the decreased day rates for the Gulf supply boats, as part of this reduced capital expenditure plan, the Company plans to de-activate or "stack" an average of 10 to 12 of its Gulf supply vessels during 1999 depending upon market conditions.

Funds during the first three months of 1999 were provided by $21.0 million in borrowings under the Company's bank credit facilities. During the period, the Company used $6.0 million in operating activities, repaid $10.2 million of debt and made capital expenditures totaling $9.3 million, which included $4.4 million of deferred marine inspection costs.

During the first three months of 1999, the Company spent approximately $4.9 million on vessel upgrade or construction projects. During the quarter, the Company continued construction in Norway of a 275-foot, technologically advanced multi-purpose anchor handling towing and supply vessel ("AHTS") with 23,800 horsepower that is expected to be delivered in June 1999. The Company also has the second of two 230-foot supply vessels currently under construction at a shipyard on the U.S. Gulf Coast. The first vessel was completed in December 1998 and has been committed to a three-year charter to an oil and gas company active in the Gulf. The second vessel is expected to be delivered in May of 1999. Other capital expenditures for vessel upgrade and construction projects during the period consisted of U.S. Coast Guard drydocking costs and vessel refurbishment costs.

The Company has outstanding $280.0 million in aggregate principal amount of 81/2% Senior Notes due 2005 (the "Senior Notes"). The Senior Notes are unsecured and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the indenture governing the Senior Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

The Company maintains a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes (the "Bank Credit Facility"). The Bank Credit Facility is collateralized by a mortgage on certain of the Company's vessels. Amounts borrowed under the Bank Credit Facility mature on December 1, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio. The weighted average interest rate for the Bank Credit Facility was 6.8% as of March 31, 1999. The Bank Credit Facility was amended in December 1998 to reduce permitted borrowings from $100 million to $85 million. As a result of proceeds received, or to be received, from the issuance of common equity and the Ship Bonds, the Company expects to amend the Bank Credit Facility to reduce its size to $65 million and modify certain terms to increase the Company's financial flexibility. As of May 12, 1999, the Company had $43 million of borrowings under the Bank Credit Facility. The Bank Credit Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the Bank Credit Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Notes.

In June 1998, the Company refinanced Trico Supply's existing bank credit facilities with a revolving credit facility in the amount of NOK 650 million, or $84.1 million (the "Norwegian Bank Facility"). As of March 31, 1999, the Company had approximately NOK 395 million ($51.1 million) of debt outstanding under the Norwegian Bank Facility. The Norwegian Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Norwegian Bank Facility was 7.5% as of March 31, 1999. The commitment amount for the Norwegian Bank Facility reduces by NOK 50 million ($6.5 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

On April 21, 1999, the Company issued $18.9 million principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government. The Ship Bonds are due in 30 semi-annual installments of principal and interest, with the first principal payment beginning October 21, 1999, and are secured by first preferred ship mortgages on the Spirit River and Hondo River vessels. Approximately half of the proceeds from the Ship Bonds, associated with the Spirit River, were distributed to the Company, and the remainder was placed in escrow at the indenture closing and upon completion and delivery of the Hondo River will be distributed to the Company. The proceeds will reduce the amounts outstanding under the Company's Bank Credit Facility.

On April 16, 1999, the Company executed a definitive agreement under which affiliates of Inverness Management LLC ("Inverness") will purchase $50 million of the Company's common shares in a private placement. Under the terms of the agreement, Inverness will purchase an aggregate of 8 million shares of the Company's common stock in two equal tranches at $6.25 per share. The first tranche was closed on May 6, 1999 upon the early termination of the waiting period under the Hart-Scott-Rodino Act. The closing of the remaining tranche is subject to stockholder approval at the Company's annual meeting scheduled for June 8, 1999. The Company also agreed, under certain circumstances, to file a registration statement covering resale of the shares issued in the private placement. Proceeds from the equity investment will be used initially to prepay amounts outstanding under the Bank Credit Facility.

Capital expenditures planned for the remainder of 1999 consist primarily of the remaining costs to complete two new vessels currently under construction. The Company is completing construction in Norway of the Northern Admiral, a 275-foot, technologically advanced AHTS with 23,800 horsepower that is scheduled to be delivered in June 1999. The Company is also completing construction in the Gulf of the Hondo River, the second of two deepwater 230-foot supply vessels. The first vessel, the Spirit River, was launched in December 1998, while the Hondo River will be completed in May 1999. Expenditures for the two new vessels in 1999 are expected to total $27.0 million. The remainder of the Company's planned capital expenditures for 1999 consist principally of completing vessel upgrade and refurbishment projects which were in progress as of the end of 1998 and regulatory-mandated U.S. Coast Guard drydocking costs.

The Company believes that cash generated from operations together with available borrowings under the amended Bank Credit Facility will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company historically has grown through acquisitions, and intends to pursue opportunities to make strategic acquisitions in the future. To the extent the Company is successful in identifying such opportunities, it most likely would require additional equity and/or debt financing depending on the size of the investments acquired. There can be no assurance regarding the availability or terms of any such additional equity or debt financing, and the Company could be adversely affected if it is unable to obtain such additional financing or if the terms of any such additional financing are not favorable to the Company.

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

CAUTIONARY STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies, scheduled drydockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the risks involved with the Company's acquisition of Trico Supply and the integration thereof, the Company's dependence on the oil and gas industry and the volatility of that industry, the Company's ability to manage growth, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as summarized below. The Company's market risk sensitive instruments are classified as "other than trading."

The Company has entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner). The instruments are subject to interest rate risk. The Company manages this risk by monitoring its ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio. The Company has also entered into an interest rate swap agreement in order to manage its interest rate exposure.

The Company's foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. The Company monitors the exchange rate of its foreign currencies and, when deemed appropriate, enters into hedging transactions in order to mitigate the risk from foreign currency fluctuations. The Company also manages its foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At March 31, 1999, there were no material unrealized gains or losses on open foreign currency forward exchange contracts.

The Company's market risk estimates have not changed  materially from those
disclosed  in  the  Company's  1998  Form  10-K,  incorporated   herein  by
reference.



                        PART II.    OTHER INFORMATION
                ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3.1  Amended  and  Restated  Certificate  of  Incorporation  of  the
          Company. 1

     3.2  By Laws of the Company.1

     4.1  Specimen Common Stock Certificate.2

     4.2 Amendment No. 2 to that certain Second Amended and Restated Revolving Credit Agreement dated as of March 31, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and BankBoston, N.A., as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.

     4.3 Stockholders' Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP.3

     10.1 Purchase Agreement  dated as of April 16, 1999 by and among
          the  Company, Inverness/Phoenix  Partners   LP   and   Executive
          Capital Partners I LP. 3

     11.1 Computation of Earnings Per Share.

     27.1 Financial Data Schedule.

(b) Reports on Form 8-K:

        None.

________________________
                  1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

                  2    Incorporated  by  reference   to   the   Company's
                       Registration Statement on Form S-1 (Registration Statement No. 333-2990).

                  3 Incorporated by reference to the Company's definitive Proxy Statement dated May 7, 1999.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TRICO MARINE SERVICES, INC.



   Date: May 14, 1999              By:  /s/   KENNETH W. BOURGEOIS
                                      ------------------------------
                                          Kenneth W. Bourgeois
                                      Chief Accounting Officer and
                                      duly authorized officer