Form 10-Q
period 1999-06-30
TRICO MARINE SERVICES INC
filed 1999-08-16
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

          ___X__  Quarterly Report Pursuant to Section 13  or 15(d) of
                    the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1999

          ______   Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period ______  to  _______

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

                          Yes__X___           No_______

   As of August 9, 1999 there were 28,383,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share.



                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                     (In thousands, except share amounts)


                                                                      June 30       December 31,
                                                                       1999            1998
                                                                  ------------   ---------------
                                ASSETS
     Current assets:
             Cash and cash equivalents                             $   31,675    $    9,236
             Accounts receivable, net                                  26,877        30,936
             Prepaid expenses and other current assets                  4,576         2,911
                                                                  ------------   ---------------
                   Total current assets                                63,128        43,083
                                                                  ------------   ---------------
     Property and equipment, at cost:
             Land and buildings                                         3,479         3,402
             Marine vessels                                           569,481       565,397
             Construction-in-progress                                  41,267        45,861
             Transportation and other                                   3,655         3,604
                                                                  ------------   ---------------
                                                                      617,882       618,264

     Less accumulated depreciation and amortization                    61,788        47,855
                                                                  ------------   ---------------
             Net property and equipment                               556,094       570,409
                                                                  ------------   ---------------

     Goodwill, net                                                    114,565       116,170
     Other assets                                                      38,020        39,228
                                                                  ------------   ---------------
                                                                   $  771,807    $  768,890
                                                                  ============   ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                     $    3,261    $    2,033
             Accounts payable                                          10,007        11,058
             Accrued expenses                                           8,119         9,894
             Accrued interest                                          11,899        10,674
             Income taxes payable                                          57            66
                                                                  ------------   ---------------
                  Total current liabilities                            33,343        33,725
                                                                  ------------   ---------------

     Long-term debt                                                   393,112       402,518
     Deferred income taxes, net                                        35,655        45,622
     Other non-current liabilities                                      2,642         2,785
                                                                  ------------   ---------------
                 Total liabilities                                    464,752       484,650
                                                                  ------------   ---------------

     Commitments and contingencies

     Stockholders' equity:
             Preferred stock, $.01 par value, 100,000 shares
              authorized, no shares issued                               -               -
             Common stock, $.01 par value, authorized
              40,000,000 shares, issued 28,450,448 and
              20,450,448 shares, outstanding 28,378,416 and
              20,378,416 shares at June 30, 1999 and
              December 31, 1998, respectively                             285           205
             Additional paid-in capital                               265,181       218,807
             Retained earnings                                         52,407        70,586
             Accumulated other comprehensive loss                     (10,817)       (5,357)
             Treasury stock, at par value, 72,032 shares                   (1)           (1)

                 Total stockholders' equity                           307,055       284,240
                                                                  ------------   ---------------
                                                                   $  771,807    $  768,890
                                                                  ============   ===============


        The accompanying notes are an integral part of these consolidated financial statements.






                        TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (Unaudited)

                    (In thousands, except share and per share amounts)



                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------   -----------------------
                                                        1999         1998          1999        1998
                                                      ----------   ---------   ----------  -----------
     Revenues:
          Charter hire                                  $26,617     $52,906      $54,903    $101,772
          Other vessel income                                47          36           79          57
                                                      ----------   ---------   ----------  -----------
                Total revenues                           26,664      52,942       54,982     101,829
                                                      ----------   ---------   ----------  -----------
     Operating expenses:
          Direct vessel operating expenses and other     16,736      17,197       34,074      34,016
          Asset write-down                                1,111           -        1,111           -
          General  and administrative                     2,921       2,476        5,455       4,770
          Amortization of marine inspection costs         3,444       2,282        6,696       3,730
                                                      ----------   ---------   ----------  -----------

                Total operating expenses                 24,212      21,955       47,336      42,516
                                                      ----------   ---------   ----------  -----------

     Depreciation and amortization expense                8,098       7,401       16,102      14,344
                                                      ----------   ---------   ----------  -----------

     Operating income (loss)                             (5,646)     23,586       (8,456)     44,969

     Interest expense                                     7,722       7,029       15,513      13,581
     Amortization of deferred financing costs               491         427          969         855
     Gain on sale of assets, net                              -        (610)           -        (608)
     Other income, net                                     (237)       (418)        (295)       (741)
                                                      ----------   ---------   ----------  -----------

     Income (loss) before income taxes and
       extraordinary item                               (13,622)     17,158      (24,643)     31,882

     Income tax expense (benefit)                        (4,616)      5,434       (8,294)     10,314
                                                      ----------   ---------   ----------  -----------

     Income (loss) before extraordinary item             (9,006)     11,724      (16,349)     21,568

     Extraordinary item, net of taxes                    (1,830)          -       (1,830)          -
                                                      ----------   ---------   ----------  -----------

     Net income (loss)                                 $(10,836)    $11,724     $(18,179)    $21,568
                                                      ==========   ==========  ==========  ===========

     Basic earnings per common share:
          Income  (loss) before extraordinary item      $ (0.39)    $  0.58     $  (0.75)  $    1.06

          Extraordinary item, net of taxes                (0.08)          -        (0.09)          -
                                                      ----------   ---------   ----------  -----------
          Net income (loss)                             $ (0.47)    $  0.58     $  (0.84)  $    1.06
                                                      ==========   ==========  ==========  ===========
          Average common shares outstanding           22,975,339  20,335,702   21,684,051  20,317,926
                                                      ==========   ==========  ==========  ===========

     Diluted earnings per common share:
          Income (loss)  before extraordinary item      $ (0.39)    $  0.56     $  (0.75)  $     1.02

          Extraordinary item, net of taxes                (0.08)          -        (0.09)           -
                                                      ----------   ---------   ----------  -----------
          Net income (loss)                             $ (0.47)    $  0.56     $  (0.84)  $     1.02
                                                      ==========   ==========  ==========  ===========
          Average common shares outstanding           22,975,339  21,102,455   21,684,051   21,097,988
                                                      ==========   ==========  ==========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.






                    TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)


                                                        Six Months Ended
                                                             June 30,
                                                    -----------------------
                                                       1999         1998
                                                    ----------   ----------
Net income (loss)                                   $  (18,179)  $   21,568
Adjustments to reconcile net income(loss)
 to net cash provided
   by operating activities:
   Depreciation and amortization                        23,742       19,458
   Deferred income taxes                                (8,339)      10,013
   Gain on sales of assets                                 -           (608)
   Provision for doubtful accounts                         -             60
   Asset write-off                                       1,111          -
   Extraordinary item                                    1,830          -
Changes in operating assets and liabilities:
   Accounts receivable                                   3,490       (6,402)
   Prepaid expenses and other current assets            (1,805)         155
   Accounts payable and accrued expenses                (1,178)       2,617
   Other, net                                             (338)         239
                                                    ----------   ----------

      Net cash provided by
      operating activities                                 334       47,100
                                                    ----------   ----------


Cash flows from investing activities:
   Purchases of property and equipment                  (8,832)     (61,568)
   Deferred marine inspection costs                     (7,855)     (15,834)
   Proceeds from sales of assets                            37        1,274
   Investment in and advances to
     unconsolidated company                                -         (1,219)
   Other                                                  (260)      (1,493)
                                                    ----------   ----------

      Net cash used in investing activities            (16,910)     (78,840)
                                                    ----------   ----------


Cash flows from financing activities:
   Proceeds from issuance of common stock,
      net of expenses                                   46,454          243
   Proceeds from issuance of long-term debt             41,238      125,962
   Repayment of long-term debt                         (47,332)     (89,459)
   Deferred financing costs and other                   (1,180)        (661)
                                                    ----------   ----------

      Net cash provided by financing activities         39,180       36,085
                                                    ----------   ----------

Effect of exchange rate changes on cash and
  cash equivalents                                        (165)        (314)
                                                    ----------   ----------

Net increase in cash and cash equivalents               22,439        4,031

Cash and cash equivalents at beginning of period         9,236       10,940
                                                    ----------   ----------

Cash and cash equivalents at end of period          $   31,675   $   14,971

Supplemental information:
  Income taxes paid                                 $        7   $    3,746
                                                    ==========   ==========

  Income taxes refunded                             $      -     $        3
                                                    ==========   ==========

  Interest paid                                     $   15,328   $   11,277
                                                    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.




                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

                               (In thousands)



                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                          ---------------------------------------------------
                                                              1999          1998         1999         1998
                                                          -----------    ---------    -----------   ---------

     Net Income (loss)                                     $(10,836)      $11,724      $(18,179)     $21,568
                                                         -----------    ---------    -----------   ---------
     Other comprehensive loss, net of tax:
          Foreign currency translation adjustments           (2,425)         (815)       (5,460)      (4,114)
                                                          -----------    ---------    -----------   ---------

     Comprehensive income (loss)                           $(13,261)      $10,909      $(23,639)     $17,454
                                                          ===========    =========    ===========   =========



        The accompanying notes are an integral part of these consolidated financial statements.





                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1998.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2. EARNINGS PER SHARE:

For the three-month and six-month periods ending June 30, 1999, options to purchase 1,841,855 common shares at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

3.   SEPARATE FINANCIAL STATEMENTS FOR SUBSIDIARY GUARANTORS:

During 1997, the Company issued $280,000,000 of 8 1/2 % senior notes due 2005 in three different series. In November 1998, the Company completed an exchange offer of all the existing series of senior notes for one series of senior notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor senior notes.

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

4. INCOME TAXES:

The Company's effective income tax rate for the three-month and six-month periods ended June 30, 1999 was 34% and for the three-month and six-month periods ended June 30, 1998 was 32%. The variance from the Company's statutory rate is due to income contributed by Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5.   NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was deferred for one year with the issuance of Statement of Financial Accounting Standards, No. 137, "Deferral of the Effective Date of SFAS No. 133," (SFAS No. 137). Accordingly, SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

6. SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations. The North Sea segment includes Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-month and six-month periods ended June 30, 1999 and 1998 are as follows:


    Three Months Ended June 30, 1999             U.S.           North  Sea               OTHER             TOTALS
    --------------------------------             ----           ----------               -----             ------
Revenues from external customers                 10,278         14,869                   1,518             26,664
Intersegment revenues                                36              -                       -                 36
Segment net income (loss)                       (12,681)         2,286                    (441)           (10,836)


    Three Months Ended June 30, 1998             U.S.           NORTH  SEA               OTHER             TOTALS
    --------------------------------             ----           ----------               -----             ------
Revenues from external customers                 30,391         22,551                       -             52,942
Intersegment revenues                                 -              -                       -                  -
Segment net income                                2,950          8,774                       -             11,724


     Six Months Ended June 30, 1999              U.S.           North  Sea               OTHER             TOTALS
    --------------------------------             ----           ----------               -----             ------
Revenues from external customers                 22,144         29,597                    3,241            54,982
Intersegment revenues                               252              -                        -               252
Segment net income (loss)                       (21,822)         4,556                     (913)          (18,179)
Segment total assets                            559,196        285,491                   32,879           877,566


     Six Months Ended June 30, 1998              U.S.           North  Sea               OTHER             TOTALS
    --------------------------------             ----           ----------               -----             ------
Revenues from external customers                 61,343         40,486                       -             101,829
Intersegment revenues                                 -              -                       -                   -
Segment net income                                7,078         14,490                       -              21,568
Segment total assets                            566,166        292,491                    3,066            861,723

    SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS), CONTINUED:

A reconciliation of segment data to consolidated data as of and for the three-month and six-month periods ended June 30, 1999 and 1998 is as follows:



                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                       1999        1998
                                                                                     ---------   ---------
Revenues
      Total revenues from external customers and intersegment revenues for
          reportable segments.............................................             26,700      52,942
      Elimination of intersegment revenues................................                 36           -
                                                                                      --------    --------
             Total consolidated revenues..................................             26,664      52,942
                                                                                      ========    ========

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                       1999        1998
                                                                                     ---------   ---------
Revenues
      Total revenues from external customers and intersegment revenues for
          reportable segments.............................................             55,234      101,829
      Elimination of intersegment revenues................................               (252)           -
                                                                                      --------    ---------
             Total consolidated revenues..................................             54,982      101,829
                                                                                      ========    =========

                                                                                        AS OF JUNE 30,
                                                                                  -------------------------
                                                                                       1999        1998
                                                                                     ---------   ---------
Assets
      Total assets for reportable segments................................             877,566     861,723
      Elimination of intersegment receivables.............................              (3,558)          -
      Elimination of investment in subsidiaries...........................            (102,201)   (101,608)
                                                                                      ---------   ---------
             Total consolidated assets....................................             771,807     760,115
                                                                                      =========   =========



7.   Stock Sale:

On April 16, 1999, the Company entered into a definitive agreement whereby affiliates of Inverness Management LLC ("Inverness") agreed to purchase $50,000,000 of the Company's common shares in a private placement. Under the terms of the agreement, Inverness purchased an aggregate of 8,000,000 shares of the Company's common stock in two tranches at $6.25 per share. The first tranche was closed on May 6, 1999, and the second tranche was closed on June 28, 1999. The net proceeds from the first tranche were primarily used to pay down amounts outstanding under the Company's bank credit facility. As of June 30, 1999, the net proceeds from the second tranche were invested by the Company in short-term money market instruments.

8. UNITED STATES GOVERNMENT GUARANTEED SHIP FINANCING BONDS:

On April 21, 1999, the Company issued $18,867,000 principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the "Ship Bonds") at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Ship Bonds are secured by first preferred ship mortgages on two supply boats, the Spirit River and the

9. BANK CREDIT AGREEMENT:

Effective July 19, 1999, the Company executed a new $52,500,000 revolving credit agreement (the "Bank Credit Facility"). The Bank Credit Facility bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio and a commitment fee on the undrawn portion. The Bank Credit Facility does not require any principal payments until July 19, 2002, when all amounts outstanding under the Bank Credit Facility will mature. The Bank Credit Facility is collateralized by substantially all of the Company's vessels other than its North Sea vessels. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage and leverage ratios and net worth levels, limit capital expenditures, prohibit equity distributions, limit the ability of the Company to create liens or merge or consolidate with other entities. As a result of the prepayment of all amounts outstanding under the Company's previous credit facility, the Company recorded an extraordinary charge of $1,830,000, net of taxes of $985,000, for the write-off of the unamortized balance of related debt issuance costs.

10.  ASSET WRITE-DOWN:

In June 1997, the Company acquired 12 supply vessels for the U.S. Gulf of Mexico (the "Gulf" ) market area. The acquisition was accounted for using the purchase method and the entire purchase price was allocated to the value of the vessels. One of the vessels, acquired as part of this larger acquisition, was deemed by Company management to be in a condition incapable of operation at the time of acquisition and has never been activated. Due to the substantially lower day rates available for its vessels, in general, and the overall condition and age of this vessel, the Company determined that it would not be economically feasible to refurbish and activate this vessel. Accordingly, during the second quarter of 1999, the Company adjusted the net book value of the vessel to an estimated value of $100,000, resulting in a non-cash asset write-down of $1,111,000. The estimated value was determined using discounted cash flows anticipated in connection with scrapping the vessel. Operating losses, including depreciation, generated by the vessel during the six-month periods ended June 30, 1999 and June 30, 1998 were $49,000 and $40,000 respectively.



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 1999 were $26.7 million and $55.0 million, respectively, compared to the $52.9 million and $101.8 million in revenues for the second quarter and first six months of 1998, respectively. This decrease in revenues was due to the decrease in average vessel day rates and utilization for all the Company's vessel classes. Day rates and utilization for the Company's vessels are impacted by the level of offshore oil and gas drilling, which is influenced by a number of factors including oil and gas prices. The weakness in oil and gas prices experienced in 1998 and early 1999, which resulted in the lowest price for oil and gas in recent years, led to a general decline in most areas of the Company's business and significantly affected the Company's results for the first six months of 1999. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.


                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                     ---------------------------      -------------------------
                                        1999              1998          1999            1998
                                        ----              ----          ----            ----
Average Day Rates:
Supply                                $ 3,123           $ 8,065       $ 3,399          $ 8,111
Supply/Anchor Handling (N. Sea)        10,093            15,142        10,496           14,320
Lift                                    4,016             6,072         4,296            6,434
Crew/Line Handling                      1,439             2,081         1,505            2,081

Utilization 1(1):
Supply                                   52%                70%           53%              70%
Supply/Anchor Handling (N. Sea)          95%                96%           91%              94%
Lift                                     47%                54%           47%              61%
Crew/Line Handling                       83%                91%           82%              95%

Average Number of Vessels:
Supply                                  53.0               50.0          53.0             49.4
Supply/Anchor Handling (N. Sea)         17.0               17.0          17.0             16.6
Lift                                     6.0                6.0           6.0              6.0
Crew/Line Handling                      21.0               22.3          21.0             22.6


Supply boat day rates in the Gulf for the second quarter and first six months of 1999 decreased 61.3% to $3,123 and 58.1% to $3,399, respectively, compared to $8,065 and $8,111 for the comparable 1998 periods. Utilization for the Gulf supply boat fleet also decreased for the second quarter and six-month period due to weak market conditions in the Gulf compared to the year-ago periods, the de-activation or " stacking" of 10 supply vessels and an unusually high level of unscheduled vessel downtime for repairs and maintenance. Vessel downtime for drydocking and refurbishment also impacted the Company's supply boat utilization rates for both the 1999 and 1998 periods.

**FOOTNOTES**

1(1) Average utilization rates are average rates for all vessels based on a 365-day year. Vessels are considered utilized when they are being operated or mobilized/demobilized under contracts with customers.



Toward the end of the second quarter of last year, the Company began to experience decreases in average day rates and utilization for its Gulf supply boat fleet as a result of decreased activity in the Gulf due to lower oil and gas prices and increased overall fleet capacity due to newly-constructed supply boats entering the market. These factors have led to increased competition in the Gulf supply boat market. While oil and gas prices have since increased to more favorable levels, which management believes should lead to increased drilling activity offshore and increased demand for marine support vessels, the Company did not experience any improvement in its results for the second quarter of 1999.

Day rates for the Company's North Sea vessels have also declined substantially during 1999 as a result of decreased activity in the North Sea due to lower oil and gas prices. Average day rates for the Company's North Sea vessels for the second quarter and first six months of 1999, decreased 33.3% to $10,093 and 26.7% to $10,496, respectively, compared to $15,142 and $14,320 for the comparable 1998 periods. Utilization was 95% and 91% for second quarter and first six months of 1999, compared to 96% and 94% for the year-ago periods.

Lift boat day rates averaged $4,016 for the quarter and $4,296 for the first six months of 1999, a decrease of 33.9% and 33.2%, respectively, compared to $6,072 and $6,434 for the comparable 1998 periods due to decreased activity levels in the Gulf. Utilization for the Company's lift boats decreased to 47% for both the second quarter and first six months of 1999, compared to 54% and 61% for the year-ago periods.

Day rates for crew boats and line handling vessels decreased 30.8% to $1,439 for the second quarter, from $2,081 for the second quarter of 1998, due to the decrease in day rates for crew boats in the Gulf and the devaluation of the Brazilian Real which affected the average day rate for the line handling vessels. Utilization for the crew boats and line handling vessels decreased to 83% for the second quarter of 1999, compared to 91% for the comparable 1998 period due to the contract expiration of two of the line handling vessels in Brazil.

During the second quarter and first six months of 1999, direct vessel operating expenses were $16.6 million (62.4% of revenues) and $33.9 million (61.6% of revenues), respectively, compared to $17.1 million (32.2% of revenues) and $33.8 million (33.2% of revenues), for the second quarter and first six months of 1998. Direct vessel operating expenses decreased in the second quarter of 1999 compared to the year-ago quarter due to cost reduction measures implemented by the Company, including the de-activation of 10 supply vessels. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with three new vessels that were placed into service in the last half of 1998 and in the first quarter of 1999. Direct vessel operating expenses as a percentage of revenues increased due to the decrease in utilization and average vessel day rates for the Company's vessel fleet, and the consolidation of the previously unconsolidated Brazilian operations which, because of the small line handling vessels it operates, has a lower gross profit margin than the Company's operations as a whole.

Depreciation and amortization expense increased to $8.1 million and $16.1 million for the second quarter and first six months of 1999, respectively, up from $7.4 million and $14.3 million for the year-ago periods as a result of the Company's expanded vessel fleet and vessel upgrade capital expenditures. Amortization of marine inspection costs increased to $3.4 million and $6.7 million for the quarter and six month period ended June 30,1999, respectively, from $2.3 million and $3.7 million in the comparable 1998 periods, due to the amortization of increased drydocking and marine inspection costs associated with the Company's fleet upgrade and refurbishment program.

General and administrative expenses increased to $2.9 million (10.9% of revenues) and $5.5 million (9.9% of revenues) in the second quarter and first six months of 1999, respectively, from $2.5 million (4.7% of revenues) and $4.8 million (4.7% of revenues) for the 1998 periods due principally to the consolidation of the previously unconsolidated Brazilian operations. General and administrative expenses, as a percentage of revenues, increased in the 1999 periods due to the decrease in utilization and average day rates for the Company's vessel fleet.

Interest expense increased to $7.7 million for the second quarter of 1999 from $7.0 million for the second quarter of 1998. This increase was due to increased borrowings in 1999 that were used to fund the Company's various vessel construction and upgrade projects.

In the second quarter and first six months of 1999, the Company had income tax benefits of $4.6 million and $8.3 million, respectively, compared to income tax expense of $5.4 million and $10.3 million in the 1998 periods. The
Company's effective income tax rate for the three-month period ended June 30, 1999 was 34%. The variance from the Company's statutory rate is due to income contributed by Trico Supply, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Since its initial public offering in May 1996, the Company's strategy has been to enhance its position as a leading supplier of marine support services by pursuing opportunities to acquire vessel fleets and by diversifying into international markets. Primarily as a result of acquisitions, the Company's total assets have grown from $52.1 million at December 31, 1995, to $771.8 million at June 30, 1999. During the 1996 to 1997 period, the Company completed the acquisition of Trico Supply, a then publicly traded Norwegian company, for approximately $293.7 million, which amount includes certain costs of the transaction, and acquired 37 supply boats in the Gulf at an aggregate cost of $177.0 million.

The Company has also taken delivery in 1998 and 1999 of six newly constructed vessels to increase its international market presence and deepwater capabilities. Additionally, in 1997 and 1998 the Company undertook a vessel improvement program consisting of extensive upgrading and refurbishment of its Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and the first half of 1999, the Company believes that the completion of the program has extended the service lives of the refurbished vessels and will significantly reduced required maintenance spending in the future.

As a result of the reduction in industry activity and resulting decreases in day rates and utilization, the Company intends to limit capital expenditures in 1999 to those required to complete its vessel upgrade and construction projects and capital expenditures related to the regulatory-mandated drydocking costs of its vessel fleet. During the first six months of 1999, the Company spent approximately $8.8 million on vessel upgrade or construction projects. During the second quarter, the Company continued construction in Norway of a 275-foot, technologically advanced multi-purpose anchor handling towing and supply vessel ("AHTS") with 23,800 horsepower that was completed and delivered in July 1999. The Company also completed construction in July 1999 of the second of two 230-foot supply vessels at a shipyard on the U.S. Gulf Coast. The Company's only planned capital expenditures for the last half of 1999 consist of completing vessel upgrade and refurbishment projects and regulatory-mandated drydocking costs. Due to the decreased day rates for the Gulf supply boats, as part of this reduced capital expenditure plan, the Company has de-activated or "stacked" an average of 10 of its Gulf supply vessels during 1999 depending upon market conditions.

Funds during the first six months of 1999 were provided by $46.5 million in net proceeds from the issuance of common stock, $22.3 million in borrowings under the Company's bank credit facilities, $18.9 million of principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government, and generated $334,000 from operating activities. During the period, the Company, repaid $47.3 million of debt and made capital expenditures totaling $16.7 million, which included $7.9 million of deferred marine inspection costs. Cash on hand increased by $22.4 million during the period.

The Company has outstanding $280.0 million in aggregate principal amount of 8 1/2 % Senior Notes due 2005 (the "Senior Notes"). The Senior Notes are unsecured and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the indenture governing the Senior Notes, the "Subsidiary Guarantors"). Except in certain circumstances, the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

On April 16, 1999, the Company entered into a definitive agreement whereby affiliates of Inverness Management LLC ("Inverness") agreed to purchase $50,000,000 of the Company's common shares in a private placement. Under the terms of the agreement, Inverness purchased an aggregate of 8,000,000 shares of the Company's common stock in two tranches at $6.25 per share.
The first tranche was closed on May 6, 1999, and the second tranche was closed on June 28, 1999. The net proceeds from the first tranche were primarily used to pay down amounts outstanding under the Company's bank credit facility. As of June 30, 1999, the net proceeds from the second tranche were invested by the Company in short-term money market instruments.

The Company maintains a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. On July 19, 1999, the Company replaced its $85 million revolving line of credit with a $52.5 million revolving credit facility (the "Bank Credit Facility"). The Bank Credit Facility is collateralized by a mortgage on substantially all of the Company's vessels other than its North Sea Vessels. Amounts borrowed under the Bank Credit Facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio. The weighted average interest rate for the Bank Credit Facility was 8.1% as of August 12, 1999. The Bank Credit Facility requires the Company to maintain certain debt coverage and leverage ratios and net worth levels, limits capital expenditures, prohibits equity distributions, limits the ability of the Company to create liens or merge or consolidate with other entities.

In June 1998, the Company refinanced Trico Supply's existing bank credit facilities with a revolving credit facility in the amount of NOK 650 million, or $82.5 million (the "Norwegian Bank Facility"). As of June 30, 1999, the Company had approximately NOK 375 million ($47.6 million) of debt outstanding under the Norwegian Bank Facility. The Norwegian Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Norwegian Bank Facility was 7.4% as of June 30, 1999. The commitment amount for the Norwegian Bank Facility reduces by NOK 50 million ($6.3 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

On April 21, 1999, the Company issued $18.9 million principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government. The Ship Bonds are due in 30 semi-annual installments of principal and interest, with the first principal payment beginning October 21, 1999, and are secured by first preferred ship mortgages on the Spirit River and Hondo River vessels. The proceeds were used to reduce the amounts outstanding under the Company's Bank Credit Facility.

The Company believes that cash generated from operations together with available borrowings under the Bank Credit Facility will be sufficient to fund the Company's currently planned capital projects and working capital requirements. The Company historically has grown through acquisitions, and intends to pursue opportunities to make strategic acquisitions in the future. To the extent the Company is successful in identifying such opportunities, it most likely would require additional equity and/or debt financing depending on the size of the acquisition. There can be no assurance regarding the availability or terms of any such additional equity or debt financing, and the Company could be adversely affected if it is unable to obtain such additional financing or if the terms of any such additional financing are not favorable to the Company.

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

The Company, in the normal course of business, is in the process of replacing its accounting and certain other information systems, and expects their installation at all locations to be completed by September 30, 1999. While the Company's growth is driving the Company's efforts to replace these systems, the Company does expect the implementation of the new systems to mitigate any potential Y2K issues related to any of its existing systems.

In addition, the Company's information systems personnel have substantially completed their review and remedial work with third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. The Company has completed evaluating the Y2K effect on non-information technology systems, including telephone systems, office based electronic equipment and devices with embedded microprocessors and has completed all remedial work where required. The Company has also substantially completed its review and remedial work on all vessel based electronic equipment and devices with embedded microprocessors. Additionally, the Company has contacted key vendors and suppliers to ensure that they have a Y2K compliance plan in an effort to minimize the Company's exposure to their potential Y2K problems. The Company anticipates completion of its evaluation of vessel based non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by August 31, 1999.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of all sales of unregistered securities by the Company during the quarter ended June 30, 1999. The sales were conducted pursuant to a private placement made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and no underwriters were involved in such placement.

In April 1999, the Company entered into a Purchase Agreement (the "Purchase Agreement") with affiliates of Inverness Management LLC, a privately held investment firm, to purchase $50,000,000 of Common Stock of the Company in a private placement. Under the Purchase Agreement, Inverness/Phoenix Partners LP and Executive Capital Partners I LP (the "Investors"), agreed to purchase in two tranches 8,000,000 shares of the Company's Common Stock at $6.25 per share. On May 6, 1999 the Company closed the first tranche and sold to the Investors 4,000,000 shares of Common Stock for an aggregate consideration of $25 million. On June 28, 1999, the Company closed the second tranche and sold to the Investors 4,000,000 shares of Common Stock for an aggregate consideration of $25,000,000. Pursuant to the terms of the Purchase Agreement, the Company paid an aggregate of $2 million in transaction fees ($1 million upon completion of each tranche) to the Investors in connection with the placement.

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

The Company's foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. The Company monitors the exchange rate of its foreign currencies and, when deemed appropriate, enters into hedging transactions in order to mitigate the risk from foreign currency fluctuations. The Company also manages its foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At June 30, 1999, there were no material unrealized gains or losses on open foreign currency forward exchange contracts.

The Company's market risk estimates have not changed materially from those disclosed in the Company's 1998 Form 10-K, incorporated herein by reference.





                         PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on June 8, 1999 (the "Annual Meeting").

(b) At the Annual Meeting, Thomas E. Fairley and Benjamin F. Bailar were re-elected to serve until the annual meeting of stockholders for the year 2002. In addition to the directors elected at the Annual Meeting, the terms of Ronald O. Palmer, Garth H. Greimann, W. McComb Dunwoody, H.K. Acord, Edward C. Hutcheson, Jr. and James C. Comis, III continued after the Annual Meeting. Mr. Greimann subsequently resigned as a director of the Company.

(c) At the Annual Meeting, holders of shares of the Company's Common Stock elected two directors with the number of votes cast for and withheld for such nominees as follows:

                NAME                    FOR                     WITHHELD
          Thomas E Fairley           17,763,891                  208,013

          Benjamin F. Bailar         17,758,091                  213,813

   With respect to the election of the directors, there were no abstentions and non-votes totaled 2,406,512.

   At the Annual Meeting, the stockholders also voted on and approved the issuance and sale of 4,000,000 shares of the Company's Common Stock pursuant to the terms of the Purchase Agreement, dated as of April 16,
   1999, among the Company and Inverness/Phoenix Partners LP and Executive Capital Partners I LP, as more fully described in the proxy materials dated May 7, 1999. Holders of 7,232,957 shares voted for, holders of 838,532 shares voted against and holders of 75,140 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 12,231,787.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3.1   Amended and Restated  Certificate  of Incorporation of the Company.
           {1}

     3.2   By Laws of the Company.{1}

     4.1   Specimen Common Stock Certificate.{2}

     4.2 Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from the time to time in accordance with the terms thereof.

     10.1 Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP.{3}

     10.2 Stockholders' Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP.{3}

     11.1  Computation of Earnings Per Share.

     27.1  Financial Data Schedule.

(b) Reports on Form 8-K:

      None.


      ______________________

     {1} Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

     {2} Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).

     {3} Incorporated by reference to the Company's definitive Proxy Statement dated May 7, 1999.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TRICO MARINE SERVICES, INC.






Date: August 13, 1999            By:  /S/   KENNETH W. BOURGEOIS
                                     ----------------------------------
                                 Kenneth W. Bourgeois
                                 Chief Accounting Officer and duly authorized
                                 officer