Form 10-Q
period 1999-09-30
TRICO MARINE SERVICES INC
filed 1999-11-12
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

          __x__   Quarterly Report Pursuant to Section 13  or 15(d) of
                    the Securities Exchange Act of 1934
             For the quarterly period ended September 30, 1999

          _____    Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period ____ to ____

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

                          Yes ___x__     No ______

  As of November 3, 1999 there were 28,386,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                    (In thousands, except share amounts)


                                                                         September 30,      December 31,
                                                                             1999               1998
                                                                        ---------------    --------------
                                ASSETS
     Current assets:
             Cash and cash equivalents                                  $    9,468         $    9,236
             Accounts receivable, net                                       27,681             30,936
             Prepaid expenses and other current assets                       4,356              2,911
                                                                        ---------------    --------------
                   Total current assets                                     41,505             43,083
                                                                        ---------------    --------------
     Property and equipment, at cost:
             Land and buildings                                              3,699              3,402
             Marine vessels                                                631,585            565,397
             Construction-in-progress                                        3,767             45,861
             Transportation and other                                        5,679              3,604
                                                                        ---------------    --------------
                                                                           644,730            618,264
     Less accumulated depreciation and amortization                         69,875             47,855
                                                                        ---------------    --------------
             Net property and equipment                                    574,855            570,409
                                                                        ---------------    --------------

     Goodwill, net                                                         113,754            116,170
     Other assets                                                           38,695             39,228
                                                                        ---------------    --------------
                                                                        $  768,809         $  768,890
                                                                        ===============    ==============
                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                          $   13,611         $    2,033
             Accounts payable                                                9,622             11,058
             Accrued expenses                                                8,646              9,894
             Accrued interest                                                5,925             10,674
             Income taxes payable                                               48                 66
                                                                        ---------------    --------------
                  Total current liabilities                                 37,852             33,725
                                                                        ---------------    --------------

     Long-term debt                                                        394,170            402,518
     Deferred income taxes, net                                             32,215             45,622
     Other non-current liabilities                                           2,944              2,785
                                                                        ---------------    --------------
                 Total liabilities                                         467,181            484,650
                                                                        ---------------    --------------
     Commitments and contingencies

     Stockholders' equity:
             Preferred stock, $.01 par value, 100,000 shares
               authorized, no shares issued                                      -                  -
             Common stock, $.01 par value, authorized 40,000,000
               shares, issued 28,458,448 and 20,450,448 shares,
               outstanding  28,386,416 and 20,378,416 shares at
               September 30, 1999 and December 31, 1998, respectively          285                205
             Additional paid-in capital                                    265,182            218,807
             Retained earnings                                              44,591             70,586
             Accumulated other comprehensive loss                           (8,429)            (5,357)
             Treasury stock, at par value, 72,032 shares                        (1)                (1)
                                                                        ---------------    --------------
                 Total stockholders' equity                                301,628            284,240
                                                                        ---------------    --------------
                                                                        $  768,809         $  768,890
                                                                        ===============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.


                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

             (In thousands, except share and per share amounts)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                -------------------------       -------------------------
                                                                    1999          1998             1999           1998
                                                                ----------     ----------       ----------     ----------
     Revenues:
          Charter hire                                          $  27,560      $  43,017        $  82,463      $ 144,789
          Other vessel income                                          54             27              133             84
                                                                ----------     ----------       ----------     ----------
                Total revenues                                     27,614         43,044           82,596        144,873
                                                                ----------     ----------       ----------     ----------
     Operating expenses:
          Direct vessel operating expenses and other               16,739         19,188           50,813         53,204
          Asset write-down                                              -              -            1,111              -
          General  and administrative                               2,097          2,738            7,552          7,508
          Amortization of marine inspection costs                   3,492          2,452           10,188          6,182
                                                                ----------     ----------       ----------     ----------

                Total operating expenses                           22,328         24,378           69,664         66,894
                                                                ----------     ----------       ----------     ----------

     Depreciation and amortization expense                          8,739          7,642           24,841         21,986
                                                                ----------     ----------       ----------     ----------

     Operating income (loss)                                       (3,453)        11,024          (11,909)        55,993

     Interest expense                                               8,172          7,172           23,685         20,753
     Amortization of deferred financing costs                         323            459            1,292          1,314
     Loss (gain) on sale of assets, net                                13           (301)              13           (909)
     Other income, net                                               (237)           (99)            (532)          (840)
                                                                ----------     ----------       ----------     ----------

     Income (loss) before income taxes and extraordinary item     (11,724)         3,793          (36,367)        35,675

     Income tax expense (benefit)                                  (3,908)         1,166          (12,202)        11,480
                                                                ----------     ----------       ----------     ----------

     Income (loss) before extraordinary item                       (7,816)         2,627          (24,165)        24,195

     Extraordinary item, net of taxes                                   -              -           (1,830)             -
                                                                ----------     ----------       ----------     ----------
     Net income (loss)                                          $  (7,816)     $   2,627        $ (25,995)     $  24,195
                                                                ==========     ==========       ==========     ==========

     Basic earnings per common share:
          Income  (loss) before extraordinary item              $   (0.28)     $    0.13        $   (1.01)     $    1.19
          Extraordinary item, net of taxes                              -              -            (0.08)             -
                                                                ----------     ----------       ----------     ----------
          Net income (loss)                                     $   (0.28)     $    0.13        $   (1.09)     $    1.19
                                                                ==========     ==========       ==========     ==========
          Average common shares outstanding                     28,385,079     20,357,612       23,942,273     20,331,300
                                                                ==========     ==========       ==========     ==========
     Diluted earnings per common share:
          Income (loss) before extraordinary item               $   (0.28)     $    0.13        $   (1.01)     $    1.15
          Extraordinary item, net of taxes                              -              -            (0.08)             -
                                                                ----------     ----------       ----------     ----------
          Net income (loss)                                     $   (0.28)     $    0.13        $   (1.09)     $    1.15
                                                                ==========     ==========       ==========     ==========
          Average common shares outstanding                     28,385,079     21,012,249       23,942,273     21,069,094
                                                                ==========     ==========       ==========     ==========



                       The accompanying notes are an integral part of these consolidated financial statements.


                         TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)

                                         (In thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                    1999         1998
                                                                                -----------   ----------
     Net income (loss)                                                          $  (25,995)   $  24,195
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
             Depreciation and amortization                                          36,128       29,763
             Deferred income taxes                                                 (12,219)      13,176
             Loss (gain) on sales of assets                                             13         (909)
             Provision for doubtful accounts                                             -           90
             Asset write-off                                                         1,111            -
             Extraordinary item                                                      1,830            -
     Changes in operating assets and liabilities:
             Accounts receivable                                                     2,842        3,268
             Prepaid expenses and other current assets                              (1,540)         715
             Accounts payable and accrued expenses                                  (7,066)      (1,885)
             Other, net                                                               (862)      (1,189)
                                                                                -----------   ----------
                  Net cash provided by (used in) operating activities               (5,758)      67,224
                                                                                -----------   ----------
     Cash flows from investing activities:
             Purchases of property and equipment                                   (31,673)     (80,581)
             Deferred marine inspection costs                                      (11,157)     (22,247)
             Proceeds from sales of assets                                              46        6,874
             Other                                                                     131       (1,824)
                                                                                -----------   ----------
                  Net cash used in investing activities                            (42,653)     (97,778)
                                                                                -----------   ----------
     Cash flows from financing activities:
             Proceeds from issuance of common stock, net of expenses                46,455          265
             Proceeds from issuance of long-term debt                               89,852      147,957
             Repayment of long-term debt                                           (85,835)    (103,326)
             Deferred financing costs and other                                     (1,761)        (820)
                                                                                -----------   ----------
                  Net cash provided by financing activities                         48,711       44,076
                                                                                -----------   ----------
     Effect of exchange rate changes on cash and cash equivalents                      (68)         (27)
                                                                                -----------   ----------
     Net increase in cash and cash equivalents                                         232       13,495

     Cash and cash equivalents at beginning of period                                9,236       10,940
                                                                                -----------   ----------
     Cash and cash equivalents at end of period                                 $    9,468    $  24,435
                                                                                ===========   ==========


     Supplemental information:
          Income taxes paid                                                     $      149    $   3,757
                                                                                ===========   ==========
          Income taxes refunded                                                 $       -     $       3
                                                                                ===========   ==========
          Interest paid                                                         $   29,614    $  24,148
                                                                                ===========   ==========



            The accompanying notes are an integral part of these consolidated financial statements.


                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

                               (In thousands)



                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                        ----------------------     --------------------
                                                           1999         1998          1999       1998
                                                        ----------    --------     ----------  --------
     Net Income (loss)                                  $ (7,816)     $ 2,627      $ (25,995)  $ 24,195
                                                        ----------    --------     ----------  --------
     Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustments         2,388        4,278         (3,072)       164
                                                        ----------    --------     ----------  --------

     Comprehensive income (loss)                        $ (5,428)     $ 6,905      $ (29,067)  $ 24,359
                                                        ==========    ========     ==========  ========


         The accompanying notes are an integral part of these consolidated financial statements.






                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1998.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2. EARNINGS PER SHARE:

For the three-month and nine-month periods ending September 30, 1999, options to purchase 1,831,355 common shares at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

4. INCOME TAXES:

The Company's effective income tax rate for the three-month and nine-month periods ended September 30, 1999 was 33% and 34%, respectively, and for the three-month and nine-month periods ended September 30, 1998 was 31% and 32%, respectively. The variance from the Company's statutory rate is due to income contributed by Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

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

6. SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations. The North Sea segment includes Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-month and nine-month periods ended September 30, 1999 and 1998 are as follows:

Three Months Ended September 30, 1999                    U.S.           North Sea             Other             Totals
-------------------------------------                  -------         -----------           -------           --------
Revenues from external customers                       11,690               14,030             1,894             27,614
Intersegment revenues                                      36                   --                --                 36
Segment net income (loss)                              (9,225)               1,940              (531)            (7,816)

Three Months Ended September 30, 1998                    U.S.           North Sea             Other             Totals
-------------------------------------                  -------         -----------           -------           --------

Revenues from external customers                       20,281               21,207             1,556             43,044
Intersegment revenues                                     216                   --                --                216
Segment net income                                     (4,653)               7,827              (547)             2,627

Nine Months Ended September 30, 1999                     U.S.           North Sea             Other              Totals
------------------------------------                   -------         -----------           -------            --------

Revenues from external customers                       33,834               43,626             5,136             82,596
Intersegment revenues                                     288                   --                --                288
Segment net income (loss)                             (31,047)               6,496            (1,444)           (25,995)
Segment total assets                                  530,472              311,383            33,068            874,923

Nine Months Ended September 30, 1998                     U.S.           North Sea             Other              Totals
------------------------------------                   -------         -----------           -------            --------
Revenues from external customers                       81,624               61,693             1,556            144,873
Intersegment revenues                                     216                   --                --                216
Segment net income                                      2,425               22,317              (547)            24,195
Segment total assets                                  565,569              302,212            12,465            880,246


A reconciliation of segment data to consolidated data as of and for the three-month and nine-month periods ended September 30, 1999 and 1998 is as follows:

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                 1999                  1998
                                                                                ------                ------
Revenues
     Total revenues from external customers and intersegment revenues
        for reportable segments...............................................  27,650                43,260
     Elimination of intersegment revenues.....................................     (36)                 (216)
                                                                                -------               -------
            Total consolidated revenues.......................................  27,614                43,044
                                                                                =======               =======

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                 1999                  1998
                                                                                ------                ------
Revenues
     Total revenues from external customers and intersegment revenues
        for reportable segments...............................................  82,884                145,089
     Elimination of intersegment revenues.....................................    (288)                  (216)
                                                                                -------               --------
            Total consolidated revenues                                         82,596                144,873
                                                                                =======               ========


                                                                                       As of September 30,
                                                                                      ---------------------
                                                                                  1999                   1998
                                                                                 ------                 ------
Assets
     Total assets for reportable segments.....................................   874,923               880,246
     Elimination of intersegment receivables..................................    (3,913)               (1,939)
     Elimination of investment in subsidiaries................................  (102,201)             (100,545)
                                                                                ---------             ---------
            Total consolidated assets.........................................   768,809               777,762
                                                                                =========             =========

7.   Stock Sale:

On April 16, 1999, the Company entered into a definitive agreement whereby affiliates of Inverness Management LLC ("Inverness") agreed to purchase $50,000,000 of the Company's common shares in a private placement. Under the terms of the agreement, Inverness purchased an aggregate of 8,000,000 shares of the Company's common stock in two tranches at $6.25 per share. The first tranche was closed on May 6, 1999, and the second tranche was closed on June 28, 1999. The net proceeds from both tranches were primarily used to pay down amounts outstanding under the Company's bank credit facility.

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

9. BANK CREDIT AGREEMENT:

Effective July 19, 1999, the Company executed a new $52,500,000 revolving credit agreement (the "Bank Credit Facility"). The Bank Credit Facility bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio and a commitment fee on the undrawn portion. The Bank Credit Facility does not require any principal payments until July 19, 2002, when all amounts outstanding under the Bank Credit Facility will mature. The Bank Credit Facility is collateralized by substantially all of the Company's U.S. flagged vessels located in the Gulf of Mexico. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage and leverage ratios and net worth levels, limit capital expenditures, prohibit equity distributions, limit the ability of the Company to create liens or merge or consolidate with other entities. As a result of the prepayment of all amounts outstanding under the Company's previous credit facility, the Company recorded in the second quarter of 1999 an extraordinary charge of $1,830,000, net of taxes of $985,000, for the write-off of the unamortized balance of related debt issuance costs.

10.  ASSET WRITE-DOWN:

In June 1997, the Company acquired 12 supply vessels for the U.S. Gulf of Mexico (the "Gulf") market area. The acquisition was accounted for using the purchase method and the entire purchase price was allocated to the value of the vessels. One of the vessels, acquired as part of this larger acquisition, was deemed by Company management to be in a condition incapable of operation at the time of acquisition and has never been activated. Due to the substantially lower day rates available for its vessels, in general, and the overall condition and age of this vessel, the Company determined that it would not be economically feasible to refurbish and activate this vessel. Accordingly, during the second quarter of 1999, the Company adjusted the net book value of the vessel to an estimated value of $100,000, resulting in a non-cash asset write-down of $1,111,000. The estimated value was determined using discounted cash flows anticipated in connection with scrapping the vessel. Operating losses, including depreciation, generated by the vessel during the nine-month periods ended September 30, 1999 and September 30, 1998 were $52,000 and $63,000, respectively.




     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

                             RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 1999 were $27.6 million and $82.6 million, respectively, compared to the $43.0 million and $144.9 million in revenues for the third quarter and first nine months of 1998, respectively. This decrease in revenues was due to the decrease in average vessel day rates for all the Company's vessel classes. Day rates and utilization for the Company's vessels are impacted by the level of offshore oil and gas drilling, which is influenced by a number of factors, including oil and gas prices. The weakness in oil and gas prices experienced in 1998 and early 1999, which resulted in the lowest price for oil and gas in recent years, led to a significant decline in most areas of the Company's business and materially adversely affected the Company's results for the first nine months of 1999.
The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.

                                   Three months ended September 30,   Nine months ended September 30,
                                  ---------------------------------- ---------------------------------
                                        1999              1998              1999            1998
                                       ------            ------            ------          ------
Average Day Rates:
Supply                                $ 3,143           $ 6,408           $ 3,310         $ 7,625
Supply/Anchor Handling (N. Sea)         9,998            14,072            10,474          14,234
Lift                                    4,372             6,218             4,325           6,366
Crew/Line Handling                      1,561             2,070             1,559           2,078

Utilization (1):
Supply                                     57%              53%               55%             64%
Supply/Anchor Handling (N. Sea)            85%              96%               88%             94%
Lift                                       54%              55%               49%             59%
Crew/Line Handling                         84%              93%               82%             94%

Average Number of Vessels:
Supply                                   52.9              51.3              52.3            50.1
Supply/Anchor Handling (N. Sea)          18.0              17.0              17.3            16.8
Lift                                      6.0               6.0               6.0             6.0
Crew/Line Handling                       21.0              21.0              21.0            22.1


**FOOTNOTES**

(1) Average utilization rates are average rates for all vessels, including de-activated vessels, based on a 365-day year. Vessels are considered utilized when they are being operated or mobilized/demobilized under contracts with customers.


Supply boat day rates in the Gulf for the third quarter and first nine months of 1999 decreased 50.9% to $3,143 and 56.6% to $3,310, respectively, compared to $6,408 and $7,625 for the comparable 1998 periods. Utilization for the Gulf supply boat fleet increased to 57% for the third quarter of 1999 compared to 53% for the third quarter of 1998, due to increased drilling activity in the Gulf and reduced vessel downtime for dry-docking. Utilization for the Gulf supply boat fleet decreased for the nine-month period due to weak market conditions in the Gulf compared to the year-ago nine-month period and the de-activation or "stacking" of 10 supply vessels. Vessel downtime for dry-docking and refurbishment impacted the Company's supply boat utilization rates for both the 1999 and 1998 periods.

Toward the end of the second quarter of 1998, the Company began to experience decreases in average day rates and utilization for its Gulf supply boat fleet as a result of decreased activity in the Gulf due to lower oil prices and increased overall fleet capacity due to newly-constructed supply boats entering the market. Lower oil prices and the entry of newly-constructed vessels also impacted day rates and utilization for the Company's North Sea fleet beginning in the first quarter of 1999. As a result of recent increases in oil and gas prices and increased levels of drilling activity in the Gulf, late in the third quarter the Company began to experience improvement in utilization and modest increases in day rates for its Gulf fleet. However, no such improvement has been experienced by the Company in the international areas.

Average day rates for the Company's North Sea vessels for the third quarter and first nine months of 1999, decreased 28.9% to $9,998 and 26.4% to $10,474, respectively, compared to $14,072 and $14,234 for the comparable 1998 periods. Utilization was 85% and 88% for third quarter and first nine months of 1999, compared to 96% and 94% for the year-ago periods. In the third quarter of 1999, the Company elected to de-activate two of its North Sea platform supply vessels.

Lift boat day rates averaged $4,372 for the quarter and $4,325 for the first nine months of 1999, a decrease of 29.7% and 32.1%, respectively, compared to $6,218 and $6,366 for the comparable 1998 periods. Utilization for the Company's lift boats decreased to 54% and 49% for the third quarter and first nine months of 1999, respectively, compared to 55% and 59% for the year-ago periods.

Day rates for crew boats and line handling vessels decreased 24.6% to $1,561 for the third quarter, from $2,070 for the third quarter of 1998, due to the decrease in day rates for crew boats in the Gulf, and the devaluation of the Brazilian Real which affected the average day rates for the line handling vessels operating in Brazil. Utilization for the crew boats and line handling vessels decreased to 84% for the third quarter of 1999, compared to 93% for the comparable 1998 period, due to the contract expiration of two of the line handling vessels in Brazil.

During the third quarter and first nine months of 1999, direct vessel operating expenses were $16.6 million (60.2% of revenues) and $50.5 million (61.2% of revenues), respectively, compared to $19.1 million (44.3% of revenues) and $52.9 million (36.5% of revenues), for the third quarter and first nine months of 1998. Direct vessel operating expenses decreased in the third quarter of
1999 compared to the year-ago quarter due to cost reduction measures implemented by the Company, including the de-activation of 10 supply vessels in the Gulf and two North Sea platform supply vessels. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with four new vessels that were placed into service in the fourth quarter of 1998 and in the first half of 1999. Direct vessel operating expenses as a percentage of revenues increased due to the decrease in utilization and average vessel day rates for the Company's vessel fleet.

Depreciation and amortization expense increased to $8.7 million and $24.8 million for the third quarter and first nine months of 1999, respectively, up from $7.6 million and $22.0 million for the year-ago periods as a result of the Company's expanded vessel fleet and vessel upgrade program. Amortization of marine inspection costs increased to $3.5 million and $10.2 million for the quarter and nine month period ended September 30,1999, respectively, from $2.5 million and $6.2 million in the comparable 1998 periods, due to the amortization of increased drydocking and marine inspection costs associated with the Company's fleet upgrade and refurbishment program.

General and administrative expenses were $2.1 million (7.6% of revenues) and $7.6 million (9.1% of revenues) in the third quarter and first nine months of 1999, respectively, compared to $2.7 million (6.4% of revenues) and $7.5 million (5.2% of revenues) for the 1998 periods. General and administrative expenses, as a percentage of revenues, increased in the 1999 periods due to the decrease in utilization and average day rates for the Company's vessel fleet.

Interest expense increased to $8.2 million for the third quarter of 1999 from $7.2 million for the third quarter of 1998 due to higher average interest rates and $772,000 of capitalized interest in the 1998 period associated with the various vessel construction projects.

In the third quarter and first nine months of 1999, the Company had an income tax benefit of $3.9 million and $12.2 million, respectively, compared to income tax expense of $1.2 million and $11.5 million in the 1998 periods. The Company's effective income tax rate for the three-month period ended September 30, 1999 was 33%. The variance from the Company's statutory rate is due to income contributed by Trico Supply, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy is to continue to enhance its position as a leading supplier of marine support services by pursuing opportunities to acquire vessel fleets and continuing to diversify into international markets.

Primarily as a result of acquisitions and the Company's recently completed vessel construction and upgrade programs, the Company's total assets have grown from $52.1 million at December 31, 1995, to $768.8 million at September 30, 1999. During the 1996 to 1997 period, the Company completed the acquisition of Trico Supply, a then publicly traded Norwegian company, for approximately $293.7 million (including transaction costs) and acquired 37 supply boats in the Gulf at an aggregate cost of $177.0 million. During 1997 and 1998 the Company spent $78.6 million to construct six new vessels to increase its international market presence and deepwater capabilities, the last of which was delivered in July 1999 when the Company took delivery in Norway of a 275-foot technologically advanced multipurpose anchor handling towing and supply vessel with 23,800 horsepower. During the first nine months of 1999, the Company spent approximately $31.7 million to complete its vessel construction and upgrade projects. Additionally, the Company completed during the second quarter of 1999 its vessel improvement program consisting of the extensive upgrade and refurbishment of a significant portion of its Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998, which extended into the first half of 1999, the Company believes it has extended the service lives of many of its vessels and has significantly reduced required maintenance spending in the future. Capital expenditures planned for the remainder of 1999 consist principally of regulatory-mandated drydocking costs.

As a result of the reduction in industry activity and resulting decreases in day rates and utilization, the Company has limited capital expenditures in 1999 to those that were necessary to complete existing vessels under construction and vessels which were being refurbished as of the end of 1998, and regulatory-mandated dry-docking costs. Due to the decreased day rates for the Gulf supply boats, as part of this reduced capital expenditure plan, the Company has de-activated or "stacked" 10 of its Gulf supply vessels during 1999. As a result of market conditions in the North Sea, during the third quarter of 1999, the Company also de-activated two of its platform supply vessels.

Funds during the first nine months of 1999 were provided by $71.0 million in borrowings under the Company's bank credit facilities, $18.9 million of principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government, and $46.5 million in net proceeds from the issuance of common equity. During the period, the Company repaid $85.8 million of debt, made capital expenditures totaling $42.8 million, which included $11.2 million of deferred marine inspection costs, and used $5.8 million to support its operating activities. Cash on hand increased by $232,000 during the period.

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

In June 1998, the Company refinanced Trico Supply's existing bank credit facilities with a revolving credit facility in the amount of NOK 650 million, or $84.1 million (the "Norwegian Bank Facility"). As of September 30, 1999, the Company had approximately NOK 530 million ($68.5 million) of debt outstanding under the Norwegian Bank Facility. The Norwegian Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian Bank Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for the Norwegian Bank Facility was 7.0% as of September 30, 1999. The commitment amount for the Norwegian Bank Facility reduces by NOK 50 million ($6.5 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003.

On April 16, 1999, the Company entered into a definitive agreement whereby affiliates of Inverness Management LLC ("Inverness") agreed to purchase $50 million of the Company's common shares in a private placement. Under the terms of the agreement, Inverness purchased an aggregate of eight million shares of the Company's common stock in two tranches at $6.25 per share. The first tranche was closed on May 6, 1999, and the second tranche was closed on June 28, 1999. The net proceeds from both tranches were primarily used to pay down amounts outstanding under the Company's bank credit facility.

On April 21, 1999, the Company issued $18.9 million principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government. The Ship Bonds are due in 30 semi-annual installments of principal and interest, with the first principal payment beginning October 21, 1999, and are secured by first preferred ship mortgages on two vessels, the Spirit River and Hondo River.

The Company maintains a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. On July 19, 1999, the Company replaced its $85 million revolving line of credit with a $52.5 million revolving facility (the "Bank Credit Facility"). The Bank Credit Facility is collateralized by a mortgage on substantially all of the Company's Gulf of Mexico vessels. Amounts borrowed mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio. The Bank Credit Facility requires the Company to maintain certain financial ratios and limits the ability of the Company to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. The interest rate payable under the Bank Credit Facility was increased and certain of the financial ratios were amended effective as of September 30, 1999. Although the Bank Credit Facility does impose some limitations on the ability of the Company's subsidiaries to make distributions to the Company, it expressly permits distributions to the Company by the Subsidiary Guarantors for scheduled principal and interest payments on the Senior Notes.

The Company believes that cash generated from operations together with available borrowings under the amended Bank Credit Facility will be sufficient to fund the Company's currently planned capital expenditures and working capital requirements. The Company historically has grown through acquisitions, and intends to pursue opportunities to make strategic acquisitions and selectively construct other vessels in the future. To the extent the Company is successful in identifying such opportunities, it most likely would require additional equity and/or debt financing depending on the size of the investments acquired. There can be no assurance regarding the availability or terms of any such additional equity or debt financing, and the Company could be adversely affected if it is unable to obtain such additional financing or if the terms of any such additional financing are not favorable to the Company.

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

The Company, in the normal course of business, has substantially completed the replacement of its accounting and certain other information systems. While the Company's growth was the driving force in the Company's efforts to replace these systems, the Company does expect the implementation of the new systems to mitigate any potential Y2K issues related to any of its existing systems.

In addition, the Company's information systems personnel have completed their review and remedial work with third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. The Company has completed evaluating the Y2K effect on non-information technology systems, including telephone systems, office based electronic equipment and devices with embedded microprocessors and has completed all remedial work where required. The Company has also completed its review and substantially completed all remedial work on all vessel based electronic equipment and devices with embedded microprocessors. Additionally, the Company has contacted key vendors and suppliers to ensure that they have a Y2K compliance plan in an effort to minimize the Company's exposure to their potential Y2K problems. The Company has completed its evaluation of vessel based non-information technology equipment, key vendors and suppliers and has substantially completed all remedial action where necessary.

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

The Company's foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. The Company monitors the exchange rate of its foreign currencies and, when deemed appropriate, enters into hedging transactions in order to mitigate the risk from foreign currency fluctuations. The Company also manages its foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At September 30, 1999, there were no material unrealized gains or losses on open foreign currency forward exchange contracts.

The Company's market risk estimates have not changed materially from those disclosed in the Company's 1998 Form 10-K, incorporated herein by reference.








                         PART II.    OTHER INFORMATION

                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3.1   Amended and Restated Certificate of Incorporation of the Company.{1}

     3.2   By Laws of the Company.{1}

     4.1   Specimen Common Stock Certificate.{2}

     4.2 First Amendment effective as of September 30, 1999 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.

     11.1  Computation of Earnings Per Share.

     27.1  Financial Data Schedule.

(b) Reports on Form 8-K:

           None.

























__________________________
      {1} Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

      {2} Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRICO MARINE SERVICES, INC.






Date: November 12, 1999             By:/s/ Kenneth W. Bourgeois
                                       -----------------------------
                                        Kenneth W. Bourgeois
                                        Chief Accounting Officer and
                                        duly authorized officer