Form 10-K
period 1999-12-31
TRICO MARINE SERVICES INC
filed 2000-03-30
CIK 921549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
(Mark One)

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 21, 2000 was approximately $124,413,000.

  The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 21, 2000 was 28,390,416.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          TRICO MARINE SERVICES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I...................................................................................   1
  Items 1 and 2. Business and Properties.................................................   1
  Item 3.        Legal Proceedings.......................................................  10
  Item 4.        Submission of Matters to a Vote of Security Holders.....................  10
  Item 4A.       Executive Officers of the Registrant....................................  11
PART II..................................................................................  12
  Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters....  12
  Item 6.        Selected Financial Data.................................................  13
  Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..........................................................  13
  Item 7A.       Quantitative and Qualitative Disclosures about Market Risk..............  18
  Item 8.        Financial Statements and Supplementary Data.............................  20
  Item 9.        Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...................................................  43
PART III.................................................................................  43
  Item 10.       Directors and Executive Officers of the Registrant......................  43
  Item 11.       Executive Compensation..................................................  43
  Item 12.       Security Ownership of Certain Beneficial Owners and Management..........  43
  Item 13.       Certain Relationships and Related Transactions..........................  43
  PART IV................................................................................  43
  Item. 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  43
SIGNATURES...............................................................................  44
FINANCIAL STATEMENT SCHEDULE............................................................. S-1
EXHIBIT INDEX............................................................................ E-1

                                    PART I

Items 1 and 2. Business and Properties

General

  We are a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico, the North Sea and Latin America. The services provided by our diversified fleet include:

  . the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities;

  .  towing drilling rigs and equipment from one location to another; and

  . support for the construction, installation, maintenance and removal of offshore facilities.

  Since our initial public offering in May 1996, we have pursued a strategy of growth through acquisitions. As a result of these acquisitions, we are now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea. In December 1997, we acquired all of the outstanding stock of Saevik Supply ASA, a then publicly-traded Norwegian company, for approximately $293.7 million, subsequently renamed Trico Supply ASA. The acquisition of Trico Supply firmly established our company in the North Sea market area and significantly expanded our international operations. Since our initial public offering, we have also acquired 37 supply boats for use in the Gulf at an aggregate cost of $177.0 million. We currently have a total fleet of 100 vessels, including 54 supply vessels, 11 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 13 crew boats, six lift boats and nine line-handling vessels.

  During 1998 and 1999, we also expanded our fleet through the construction of new vessels specifically designed to increase our presence in international and deepwater markets. These new vessels include:

  . the Northern Admiral, a 275-foot, technologically-advanced anchor handling, towing and supply vessel, which was delivered in July 1999;

  . the Spirit River and the Hondo River, 230-foot deepwater supply boats, one of which was delivered in December 1998 and the second of which was delivered in July 1999;

  . the Stillwater River, a "small water area twin hull" crew boat, also known as a "SWATH" vessel, which began a five year contract for Petrobras in Brazil in January 1999;

  . the Northern River, a 276-foot platform supply vessel, which began a three-year charter contract in the U.K. sector of the North Sea in March 1998; and

  . the Palma River, a 200-foot supply boat, which began a four year contract for Petrobras in Brazil in July 1998.

  Demand for our services is significantly affected by expenditures for oil and gas exploration, development and production in the markets where we operate. As a result of the low oil prices experienced during 1998 and early 1999, oil and gas companies curtailed or deferred exploration and development spending. Additionally, the entry of newly-built vessels into markets where we operate contributed to an increased competitive environment, which also depressed day rates and utilization rates. In response to these conditions, we withdrew, or "stacked", ten of our Gulf supply boats from service in 1999. In the Gulf of Mexico, our day rates and fleet utilization continued to decrease through the third quarter of 1999 as a result of the low levels of industry activity and the entry of new vessels into this market area. As a result of increased oil industry activity in the Gulf resulting from the improvement in the price of oil during 1999, demand for the services of our Gulf fleet began to improve in late 1999. We experienced a modest increase in day rates and utilization rates in the fourth quarter of 1999, primarily due to the increase in industry activity and a supply vessel market tightening caused by the stacking of vessels by us and some of our competitors. Also contributing to the increased utilization of our Gulf supply boats was a reduction in vessel downtime associated with vessel dry-docking and vessel upgrade projects.

  Until early 1999, the North Sea market area had not been as dramatically affected by the oil industry downturn, due primarily to the longer planning horizons associated with projects in that market area and long-term contracts for several of our vessels there. However, the entry of newly-built vessels into the North Sea, combined with decreased industry activity, adversely affected the day rates and utilization rates of our North Sea fleet in 1999. Industry activity in the North Sea has been slow to respond to the recovery in energy prices, and we expect day rates and utilization of our North Sea fleet to remain weak for at least the first half of 2000.

  We believe the diversity and quality of our fleet, the long-term contracts for many of our vessels in the North Sea and Brazil, and the addition of our new, larger vessels, which are capable of earning higher day rates, will allow us to take advantage of any recovery in industry conditions. Additionally, we are relocating some of our North Sea vessels to other international areas which we believe will experience higher levels of demand in 2000.

The Industry

  Marine support vessels primarily are used to transport equipment, supplies, and personnel to drilling rigs, to support the construction and ongoing operation of offshore oil and gas production platforms and as work platforms for offshore construction and platform maintenance. As detailed below, the principal services provided by us are the transportation of equipment, fuel, water and supplies to drilling rigs and other offshore facilities; the transfer of personnel between shore bases and offshore facilities; and towing services for drilling rigs and equipment. The principal types of vessels operated by us and our competitors can be summarized as follows:

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

    Platform Supply Vessels. Platform supply vessels, also known as PSVs, serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their cargo handling capabilities, particularly their large capacity and versatility. Utilizing space on and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 150 feet to more than 275 feet and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities. Our PSVs are primarily in this classification but also are capable of providing construction support services.

    Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, also known as AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (generally averaging approximately 16,000-17,000 brake horsepower, and up to 23,800 brake horsepower for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches.

    Crew Boats. Crew boats are generally at least 100 feet in length and are chartered principally for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations. These boats can be chartered together with supply boats as support vessels for drilling or construction operations, and also can be chartered on a stand-alone basis to support the various requirements of offshore production platforms. Crew boats are constructed from aluminum. As a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply boats. These vessels also provide a cost-effective alternative to airborne transportation services and can operate reliably in virtually all types of weather conditions. Generally, utilization and day rates for crew boats are more stable than those of other types of vessels because crew boats are typically used to provide services for production platforms and construction projects, as well as for exploration and drilling activities. The majority of our crew boats are vessels 120-feet long and longer.

    Lift Boats. Lift boats are self-propelled, self-elevating and self-contained vessels that can efficiently assist offshore platform construction and well servicing tasks that traditionally have required the use of larger, more expensive, mobile offshore drilling units or derrick barges. For example, lift boats can dismantle offshore rigs, set production facilities and handle a variety of tasks for existing platform upgrade work. These boats have also been used successfully as the main work platform for applications such as diving and salvaging, and are often used as an adjacent support platform for applications ranging from crew accommodations to full workovers on existing platforms. Historically, lift boats command higher day rates but experience lower average utilization rates than other classes of marine support vessels. Lift boats have different water depth capacities, with leg lengths ranging from 65 to more than 200 feet. Our lift boats have leg lengths ranging from 130 to 170 feet, enabling them to operate in water depths where the majority of the offshore structures currently in the Gulf are located.

    Line Handling Boats. Line handling boats are generally outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and between deepwater platforms.

Market Areas

  We operate in several different market areas. Financial data, including revenues, certain expenses, net income (loss) and assets by market area/operating segment are detailed in Note 18 of the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Our primary market areas are summarized below.

  Gulf of Mexico. Our vessels service existing oil and gas production platforms as well as exploration and development activities in the Gulf of Mexico. Although the ongoing transportation, maintenance and repair requirements of offshore production platforms create a baseline demand for marine support vessels, incremental demand is primarily impacted by the level of offshore oil and gas drilling activity. The level of drilling activity is influenced by a number of factors, including oil and gas prices and drilling budgets of oil and gas companies. As a result, utilization and day rates traditionally have had a close relationship to oil and gas prices and drilling activity. Day rates and utilization rates in the Gulf have traditionally been volatile as a result of fluctuations in oil and gas prices and drilling activity.

  Day rates for supply vessels in the Gulf increased dramatically from 1995 through 1997 due in part to increased oil industry activity levels in the Gulf and in part to the reduction in the number of vessels serving the Gulf and overall industry consolidation. The number of offshore supply boats available for service in the Gulf decreased from a peak of approximately 700 in 1985 to approximately 320 at the end of 1997. In response to increased day rates and high utilization levels experienced from 1995 through 1997, newly-built vessels were constructed and introduced to the Gulf market. We believe approximately 342 supply boats were in the Gulf fleet at the end of 1999.

  As a result of the reduction of industry activity in the Gulf caused by low oil prices in 1998 and early 1999, combined with newly-built vessels that entered the market, day rates and utilization of our Gulf fleet decreased during the first three quarters of 1999. We withdrew ten of our Gulf supply boats from service in the first quarter of 1999 to reduce costs. Of the approximately 342 supply boats that were located in the Gulf at the end of 1999, we estimate that approximately 70 are stacked and would require substantial investment to return to work. We experienced modest increases in day rates and fleet utilization in the Gulf during the fourth quarter of 1999 primarily due to increased industry activity in the Gulf resulting from the increase in the price of oil during 1999 and the tightening of the supply vessel market caused by the stacking of vessels by us and our competitors. The utilization of our Gulf fleet also improved in the fourth quarter of 1999 because we completed all vessel upgrade projects and had reduced downtime from vessel dry-dockings.

  As of March 15, 2000, we had 42 supply boats, 6 lift boats and 12 crew boats operating in the Gulf, excluding the 10 supply boats we de-activated in 1999.

  North Sea. The North Sea market area consists of offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, and the area west of the Shetlands. Historically, it has been the most demanding of all exploration frontiers due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market. In comparison to the Gulf, projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons and long-term contracts. Consequently, vessel demand in the North Sea is generally slower to react to changes in energy prices and less susceptible to abrupt swings than vessel demand in other regions. Activity in the North Sea generally is at its highest level during the months from April to August and at its lowest level during November to February.

  The number of vessels operating in the North Sea decreased significantly from the mid-1980s, from a peak of approximately 290 in 1986 to approximately 191 in 1996. As a result of this reduction, together with increased activity in the North Sea in 1996 and 1997, day rates for AHTSs and PSVs of comparable size to those operated by us increased significantly. These higher day rates, in turn, lead to the construction and introduction of new vessels into the North Sea market area. The number of AHTSs and PSVs operating in the North Sea increased to 203 in December 1997, 215 in December 1998 and 231 in December 1999.

  As a result of the introduction of new vessels into the North Sea market area and low levels of industry activity, day rates and utilization of our North Sea fleet declined in 1999. As of March 15, 2000, we had 10 PSVs and 6 AHTSs in the North Sea. We withdrew two PSVs from service during the third quarter of 1999 and a third PSV during the fourth quarter of 1999 to reduce costs. In the first quarter of 2000, in response to contract awards, we also mobilized one PSV and one AHTS from the North Sea to West Africa and Latin America. Despite the recovery in energy prices, industry activity in the North Sea has been slow to recover and we expect day rates and utilization of our North Sea fleet to remain weak at least for the first half of 2000.

  Brazil. Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. Over 50 fields have been discovered in this Basin, including an estimated 600 currently producing offshore oil wells. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin approximately 100 miles southeast of the city of Rio de Janeiro and to the northeastern and northern continental shelves. In September 1999, Petrobras announced the discovery of a large new offshore oilfield in the Santos Basin with projected reserves of approximately 600 to 700 million barrels. The discovery is the first ever in the Santos Basin.

  The primary operator in the Brazilian market is Petrobras, the Brazilian national oil company. In June 1999, the Brazilian government ended Petrobras' 45 year old monopoly over the rights to exploration and production by selling exploration rights to 12 blocks in the Campos Basin to ten foreign oil companies and Petrobras, which was allowed to participate in the bidding. Second round bidding for approximately 12 additional offshore blocks is planned for the second quarter of 2000.

  As of March 15, 2000, we had nine line handling vessels, our SWATH crew boat and a 200-foot supply boat operating offshore Brazil. Eight of our vessels operating offshore Brazil are under charters with Petrobras.

Our Fleet

  Existing Fleet. The following table sets forth information regarding the vessels owned by us as of March 15, 2000:

                                                No. of
                   Type of Vessel               Vessels   Length    Horsepower
                   --------------               -------  --------- -------------
      Supply Boats.............................    54    166'-230'   1,950-6,000
      PSVs.....................................    11    176'-276'  4,050-10,800
      AHTSs....................................     7    196'-275' 11,140-23,800
      Lift Boats...............................     6    130'-170'            --
      Crew/Line Handling Boats.................    22(1) 105'-125'  1,200-10,600

-------
(1) Includes the Stillwater River, a SWATH crew boat with 10,600 horsepower.

  The average age of our North Sea fleet is approximately 11 years. The average age of our Gulf supply boat fleet is approximately 19 years. However, we believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf supply boats.

  Vessel Construction. In 1999, we completed construction of the Northern Admiral, a 275-foot multi-purpose AHTS with 23,800 horsepower, which was delivered in July 1999. We also completed the construction of the second of two 230-foot deepwater supply vessels in the Gulf. The first vessel, the Spirit River, was delivered in December 1998, while the second vessel, the Hondo River, was delivered in July 1999.

  Lift Boat Management. All of our lift boats are managed by Power Offshore, Inc., a leading operator of lift boats in the Gulf, pursuant to a management agreement that expires in September 2000. Power Offshore receives a management fee of 9% of the lift boats' monthly gross income. We are also required to reimburse Power Offshore for all operating expenses relating to the lift boats, excluding marketing and general and administrative expenses. In addition, Power Offshore has a right of first refusal if we intend to sell to a third party any of the lift boats that are managed by Power Offshore.

  Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping certification for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program which we believe will help us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $10.0 million, $24.2 million and $16.4 million in dry-docking and marine inspection costs for the years ended December 31, 1997, 1998 and 1999, respectively.

Operations Bases

  We support our operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the intracoastal waterway that provides direct access to the Gulf. We also lease a 3,600 square foot office in Houston, Texas. Our North Sea operations are supported from leased offices in Fosnavag, Norway, Kristiansand, Norway and Aberdeen, Scotland. Brazilian operations are supported from a maintenance and administrative facility in Macae, Brazil and a sales and administrative office in Rio de Janeiro.

Customers and Charter Terms

  We have entered into master service agreements with substantially all of the major and independent oil companies operating in the Gulf. The majority of our charters in the Gulf are short-term contracts (60 to 90 days) or spot contracts (less than 30 days) and are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relationship to the actual time vessels are chartered to a particular customer.

  The principal customers in the North Sea market are major integrated oil companies and large independent oil and natural gas exploration and production companies as well as foreign government owned or controlled organizations and companies that provide logistic, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in the North Sea market include periods ranging from just a few days or months to several years. Nine of our North Sea vessels are on long-term contracts (at least one year in duration). Five of these nine vessels are on long-term charters to Statoil and Norsk Hydro, which expire between 2001 and 2005. Either charterer can, however, terminate its contract during the period upon payment of agreed compensation. Our remaining North Sea vessels are chartered on a short-term basis.

  Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending upon the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer's projects, and other factors, many of which are beyond our control. For the year ended December 31, 1997, no customer accounted for more than 10% of our revenues. For the years ended December 31, 1998 and December 31, 1999, approximately 16% and 19%, respectively, of our total revenues were received from Statoil AS.

Competition

  Our business is highly competitive. Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews, and availability and quality of vessels of the type and size needed by the customer. Although some of our principal competitors are larger and have greater financial resources and international experience than us, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate.

Regulation

  Our operations are significantly affected by federal, state and local regulation, as well as certain international conventions, private industry organizations and laws and regulations in jurisdictions where our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, we are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.

  The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. Coast Guard regulations require that each of our vessels be dry-docked for inspection at least twice within a five-year period. We believe we are in compliance in all material respects with all Coast Guard regulations.

  Under the Merchant Marine Act of 1920, as amended, the privilege of transporting merchandise or passengers in domestic waters extends only to vessels that are owned by U.S. citizens and are built in and registered under the laws of the U.S. A corporation is not considered a U.S. citizen unless, among other things, no more than 25% of any class of its voting securities are owned by non-U.S. citizens. If we should fail to comply with these requirements, during the period of such noncompliance we would not be permitted to continue operating our vessels in coastwise trade.

  Our operations are also subject to a variety of federal and state statutes and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Included among these statutes are the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Outer Continental Shelf Lands Act ("OCSLA") and the Oil Pollution Act of 1990 ("OPA").

  The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal and remediation. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of petroleum in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. Our supply boats transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. All offshore companies operating in the U.S. are required to have vessel response plans to deal with potential oil spills.

  RCRA regulates the generation, transportation, storage, treatment and disposal of onshore hazardous and non-hazardous wastes, and requires states to develop programs to ensure the safe disposal of wastes. We generate non-hazardous wastes and small quantities of hazardous wastes in connection with routine operations. We believe that all of the wastes that we generate are handled in compliance with RCRA and analogous state statutes.

  CERCLA contains provisions dealing with remediation of releases of hazardous substances into the environment and imposes strict, joint and several liability for the costs of remediating environmental contamination upon owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

  OCSLA provides the federal government with broad discretion in regulating the release of offshore resources of oil and gas production. Because our operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such an action would have a material adverse effect on our financial condition and the results of operations.

  OPA contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. We have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our Gulf vessels over 300 tons.

  Among the more significant of the conventions applicable to our North Sea operations are:

  . the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol;

  . the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol; and

  . the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers.

  We believe we are in compliance in all material respects with all applicable environmental laws and regulations to which we are subject. Moreover, operations of our vessels in foreign territories are potentially subject to similar regulatory controls concerning environmental protection similar to those in force in the Gulf. We believe that compliance with any existing environmental requirements of foreign governmental bodies will not materially affect our capital expenditures, earnings, cash flows or competitive position.

Insurance

  The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage against certain of these risks, which management considers to be customary in the industry. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

  As of March 1, 2000, we had 1,099 employees worldwide, including 991 operating personnel and 108 corporate, administrative and management personnel. None of our U.S. employees is unionized or employed pursuant to any collective bargaining agreement or any similar arrangement. Our Norwegian seamen are covered by three union contracts that are between the Norwegian Employer Association for Ship and Offshore Vessels and masters and mates on offshore vessels, able-bodied seamen, electricians and cooks, and engineers. Our U.K. seamen are covered by two union contracts between Guernsey Ship Management Limited acting on our behalf and two separate unions. We believe our relationship with our employees is satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Cautionary Statements

  Certain statements made in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include statements that relate to:

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

  Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Annual Report, whether as a result of receiving new information, the occurrence of future events or otherwise.

  In addition to the other information in this Annual Report, the following factors should be considered carefully.

Market volatility may adversely affect operations

  Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and their uncertainty in the future. For example, as a result of the decline in oil industry activity in the Gulf due to the depressed oil prices experienced during 1998 and early 1999, day rates and utilization of our Gulf supply boat fleet decreased dramatically. Although day rates and utilization rates began to recover in the fourth quarter of 1999 in response to increased industry activity in the Gulf, we are unable to predict whether the recovery will continue.

  The North Sea market is also susceptible to changes in industry activity due to energy price volatility. Although the use of long-term contracts in the North Sea generally delays the reaction to fluctuations in energy prices, in 1999 we experienced decreased day rates and utilization of our North Sea fleet. As a result of the delay caused by the use of long-term contracts, we expect that a recovery of day rates and fleet utilization in the North Sea will lag the recovery of other market areas. A decline in the worldwide demand for oil and gas or prolonged low oil or natural gas prices in the future could hinder the recovery and depress offshore drilling and development activity. A prolonged low level of activity in the Gulf and other areas where we operate is likely to adversely affect the demand for our marine support services and our financial condition and results of operations.

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

Seasonality may adversely affect operations

  Our marine operations are seasonal and depend, in part, on weather conditions. In the Gulf, we have historically enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction. Adverse weather conditions during the winter months generally curtail offshore development operations and can particularly impact lift boat utilization rates. Activity in the North Sea is also subject to delays during periods of adverse weather, but is not affected by seasonality to the extent activity in the Gulf is affected. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Age of fleet

  The average age of our vessels (based on the date of construction) is approximately 19 years for our Gulf fleet and approximately 11 years for our North Sea fleet. Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are no longer economically justifiable. We cannot assure you that we will be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels.

Currency fluctuations could adversely affect results of operations

  The acquisition of Trico Supply substantially increased the percentage of our operations conducted in currencies other than the United States dollar. Changes in the value of foreign currencies relative to the United States dollar could adversely affect our results of operations and financial position. In addition, transaction gains and losses could contribute to fluctuations in our results of operations. Our international operations are subject to a number of risks inherent to any business operating in foreign countries. These risks include, among others:

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

We depend on key personnel

  We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could adversely affect our operations.

Item 3. Legal Proceedings

  We are involved in various legal and other proceedings which are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters To a Vote Of Security Holders

  None.

Item 4A. Executive Officers of The Registrant

  The name, age and offices held by each of the executive officers of the Company as of March 15, 2000 are as follows:

        Name           Age                       Position
        ----           ---                       --------
Ronald O. Palmer.....   53 Chairman of the Board
Thomas E. Fairley....   52 President and Chief Executive Officer
Victor M. Perez......   47 Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois.   52 Vice President and Controller
Michael D. Cain......   51 Vice President, Marketing
C. Douglas Stroud....   48 Vice President, Business Development
Charles E. Tizzard...   49 Vice President, Administration

  Ronald O. Palmer has been a director since October 1993 and Chairman of the Board since May 1997. Mr. Palmer also served as Executive Vice President from February 1995 to May 1997. Mr. Palmer joined Mr. Fairley in founding our predecessor company in 1980 and served as Vice President, Treasurer and Chief Financial Officer until February 1995. From 1974 to 1980, Mr. Palmer was employed by GATX Leasing Corporation where he was responsible for the marketing of financial leases for industrial and marine equipment in eight southwestern states and all marine activity of Trans Marine International, an offshore marine service company and wholly-owned subsidiary of GATX Leasing in the Gulf.

  Thomas E. Fairley, who co-founded our predecessor company with Mr. Palmer in 1980, has been President and Chief Executive Officer and a director since October 1993. From October 1993 to May 1997, Mr. Fairley also served as our Chairman of the Board. From 1978 to 1980, Mr. Fairley served as Vice President of Trans Marine International. From 1975 to 1978, Mr. Fairley served as General Manager of International Logistics, Inc. , a company engaged in the offshore marine industry. For more than five years prior to joining International Logistics, Inc., Mr. Fairley held various positions with Petrol Marine Company, an offshore marine service company. Mr. Fairley is also a director of Gulf Island Fabrication, Inc., a leading marine fabricator.

  Victor M. Perez has served as our Vice President, Chief Financial Officer and Treasurer since February 1995. From 1990 to 1995, Mr. Perez served as Senior Vice President--Corporate Finance of Offshore Pipelines, Inc. Mr. Perez was Vice President--Investments for Graham Resources, Inc., from August 1987 to October 1990 and from January 1976 to August 1987 served as a Vice President with InterFirst Bank Dallas in its international and energy banking groups.

  Kenneth W. Bourgeois has served as our Vice President and Controller since October 1993. Mr. Bourgeois also served as the Controller of our predecessor company from December 1981 to October 1993. From 1972 to December 1981, Mr. Bourgeois worked for George Engine Company, Inc., where he held the position of Assistant Controller and subsequently, Director of Internal Auditing. From 1969 to 1972, Mr. Bourgeois was employed by Price Waterhouse & Co. Mr. Bourgeois is a Certified Public Accountant.

  Michael D. Cain has served as our Vice President, Marketing since February 1993. From 1986 to 1993, Mr. Cain served as Marketing Manager for our predecessor company. Prior to 1986, Mr. Cain served in the same capacity for Seahorse, Inc., an offshore marine services company.

  C. Douglas Stroud joined us in October 1998 and has served as our Vice President, Business Development since March 1999. Mr. Stroud was formerly with Ceanic Corporation (now Stolt Comex Seaway) from April 1997 to September 1998 as Vice President for Technical Sales, and from 1984 to 1997 as Vice President of Sales and Marketing for Perry Tritech, Inc., a leading subsea robotic and remotely operated vehicle manufacturing company.

  Charles E. Tizzard has served as our Vice President, Administration since June 1997. From October 1994 to June 1997, Mr. Tizzard served as Manager of Administration and Planning. From 1987 to October 1994, Mr. Tizzard served as Vice President and General Manager of Marine Asset Management Corporation, a wholly-owned subsidiary of Chrysler Capital Corporation, and from 1979 to 1987 he served as District Operations Manager for Chrysler Capital Corporation.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  Our common stock is listed for quotation on the Nasdaq National Market under the symbol "TMAR". At March 21, 2000, we had 134 holders of record of our common stock.

  The following table sets forth the range of high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated .

                                                                 High     Low
                                                                ------- -------
      1998
        First quarter.......................................... $30.500 $15.750
        Second quarter.........................................  23.563  12.750
        Third quarter..........................................  13.875   5.625
        Fourth quarter.........................................   9.250   4.375
      1999
        First quarter.......................................... $ 6.250 $ 4.281
        Second quarter.........................................   8.500   4.688
        Third quarter..........................................   9.750   6.000
        Fourth quarter.........................................   8.750   6.469
      2000
        First quarter (through March 21, 2000)................. $ 7.813 $ 5.094

  We have never paid cash dividends on our common stock. We intend to retain any future earnings otherwise available for cash dividends on our common stock for use in our operations and for expansion and we do not anticipate paying any cash dividends. In addition, our bank credit facility and senior note indenture currently prohibit us from paying dividends on our common stock. Any future determination to pay cash dividends will be made by the Board of Directors in light of our earnings, financial position, capital requirements, debt agreements and such other factors as the Board of Directors deems relevant at that time.

Item 6. Selected Financial Data

  The selected financial data presented below for the five fiscal years ended December 31, 1999 is derived from our audited Consolidated Financial Statements and Notes thereto. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Year ended December 31,
                                 ---------------------------------------------
                                   1999      1998    1997(1)   1996     1995
                                 --------  -------- -------- --------  -------
                                  (Financial data in thousands, except per
                                               share amounts)
Statement of Operations Data:
Revenues........................ $110,800  $186,245 $125,480 $ 53,484  $26,698
Direct operating expenses.......   92,725    92,122   50,945   29,894   21,972
Depreciation and amortization...   32,919    29,528   12,734    4,478    2,740
                                 --------  -------- -------- --------  -------
Operating income (loss)......... $(14,844) $ 64,595 $ 61,801 $ 19,112  $ 1,986
                                 ========  ======== ======== ========  =======
Income (loss) before
 extraordinary item............. $(31,580) $ 25,280 $ 35,299 $ 10,891  $(1,299)
Extraordinary item, net of
 taxes..........................   (1,830)       --       --     (917)      --
                                 --------  -------- -------- --------  -------
Net income (loss)............... $(33,410) $ 25,280 $ 35,299 $  9,974  $(1,299)
                                 ========  ======== ======== ========  =======
Diluted Per Share Data:(2)
Income (loss) before
 extraordinary item............. $  (1.26) $   1.20 $   2.11 $   0.88  $ (0.21)
Extraordinary item, net of
 taxes..........................    (0.07)       --       --    (0.07)      --
                                 --------  -------- -------- --------  -------
Net income (loss)............... $  (1.33) $   1.20 $   2.11 $   0.81  $ (0.21)
                                 ========  ======== ======== ========  =======
Balance Sheet Data:
Working capital (deficit)....... $ (1,478) $  9,358 $  7,831 $ 10,753  $  (844)
Property and equipment, net..... $553,388  $570,409 $505,056 $119,142  $39,264
Total assets.................... $730,579  $768,890 $698,781 $144,035  $52,113
Long term debt.................. $393,510  $402,518 $359,385 $ 21,000  $36,780
Stockholders' equity............ $270,108  $284,240 $261,500 $103,980  $ 5,712

-------
(1) The data for 1997 reflects results of operations of Trico Supply for December 1997 only and the consolidation of Trico Supply's assets and liabilities with those of the Company at December 31, 1997.
(2) Per share data has been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996 and a 100% stock dividend effective June 9, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Our business strategy for the past several years has been to pursue opportunities to acquire vessel fleets and diversify into international markets. Since our initial public offering in May 1996, we significantly expanded our international operations by acquiring Saevik Supply, a then publicly-traded Norwegian company, for approximately $293.7 million in cash, which we subsequently renamed Trico Supply ASA. We also acquired 37 supply boats in the Gulf at an aggregate cost of $177.0 million. We have also constructed six new vessels, and have upgraded and refurbished the majority of our Gulf supply boat fleet. Our newly-built vessels are specially designed vessels to increase our presence in certain international and deepwater markets. As a result of this growth, Trico is now the second largest owner and operator of supply boats in the Gulf and a leading operator in the North Sea.

  Our results of operations are affected primarily by day rates and fleet utilization. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which can be influenced by a number of factors, including oil and gas prices and drilling budgets of exploration and production companies, and, to a lesser extent, the market for the maintenance, repair and salvage of existing platforms. As a result, trends in oil and gas prices may significantly affect our vessel utilization and day rates. Our day rates and utilization rates are also affected by the size, configuration and capabilities of our fleet. In the case of supply boats, PSVs and AHTSs, the deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors, and in the case of lift boats, longer leg length and greater crane capacity add versatility and marketability. Our day rates and utilization can also be affected by the supply of other vessels available in a given market with similar configuration and capabilities.

  Our operating costs primarily are a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, increases or decreases in vessel utilization only affect that portion of our direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

  In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for the routine dry-dock inspection, maintenance and repair designed to ensure compliance with U.S. Coast Guard regulations and to maintain required certifications for our vessels. Maintenance and repair expense and marine inspection amortization charges are generally determined by the aggregate number of dry-dockings and other repairs undertaken in a given period. Costs incurred for dry-dock inspection and regulatory compliance are capitalized and amortized over the period between such dry-dockings, typically three to five years.

Results of Operations

  The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated.

                                                         Year ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
Average vessel day rates:
  Supply boats.......................................... $3,292  $6,844  $7,377
  PSVs/AHTSs (North Sea)(1)............................. 10,049  14,604  14,056
  Lift boats............................................  4,406   6,199   5,955
  Crew/line handling boats..............................  1,914   2,056   1,964
Average vessel utilization rate:
  Supply boats..........................................     59%     62%     85%
  PSVs/AHTSs (North Sea)(1).............................     85%     95%     97%
  Lift boats............................................     51%     63%     71%
  Crew/line handling boats..............................     83%     94%     97%
Average number of vessels:
  Supply boats..........................................   52.5    50.6    42.0
  PSVs/AHTSs (North Sea)(1).............................   17.5    16.8     1.4
  Lift boats............................................    6.0     6.0     6.0
  Crew/line handling boats..............................   22.0    21.8    23.8

-------
(1) Includes results of operations of the vessels purchased through the acquisition of Trico Supply in December 1997. The 1997 day rate and utilization data is for December only.

  Set forth below is the internal allocation of our charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated.

                                            Year ended December 31,
                                     ----------------------------------------
                                       1999    %     1998    %     1997    %
                                     -------- ---  -------- ---  -------- ---
Charter Revenues:
  Supply boats...................... $ 36,920  34% $ 78,777  42% $ 95,817  76%
  PSVs/AHTSs (North Sea)(1).........   55,671  50%   85,089  46%    7,244   6%
  Crew and line-handling boats......   12,423  11%   12,776   7%   11,989  10%
  Lift boats........................    5,629   5%    9,495   5%   10,426   8%
                                     -------- ---  -------- ---  -------- ---
                                     $110,643 100% $186,137 100% $125,476 100%
                                     ======== ===  ======== ===  ======== ===
Charter Revenues less direct
 operating expenses:
  Supply boats...................... $ 10,338  24% $ 47,299  41% $ 69,145  83%
  PSVs/AHTSs (North Sea)(1).........   30,053  69%   60,115  53%    4,739   6%
  Crew and line-handling boats......    2,052   5%    3,101   3%    4,913   6%
  Lift boats........................      954   2%    3,813   3%    4,412   5%
                                     -------- ---  -------- ---  -------- ---
                                     $ 43,397 100% $114,328 100% $ 83,209 100%
                                     ======== ===  ======== ===  ======== ===

-------
(1) Includes results of operations of the vessels purchased through the acquisition of Trico Supply in December 1997. Data for 1997 is for December only.

 Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

  Our revenues for 1999 were $110.8 million, a decrease of 40.5%, compared to $186.2 million in revenues for 1998. This decrease in revenues was due to the decrease in average day rates and utilization for our vessel fleet. The decrease in day rates and utilization is the result of the reduction in worldwide oil and gas exploration and development activity due to the low oil prices which existed in 1998 and part of 1999. Day rates and utilization for our Gulf supply boats and North Sea PSVs were also impacted by newly-built vessels entering the market which increased our competition. Oil and gas prices have since increased to favorable levels, which our management believes, if sustained, should lead to increased drilling activity offshore and increased demand for marine support vessels. Late in the third quarter of 1999, we began to experience improvement in utilization and modest increases in day rates for our Gulf fleet. However, the North Sea, which was slower to decline in 1998 than the Gulf, had not experienced any such improvement as of year end 1999.

  Our average supply boat day rates in the Gulf decreased 51.9% to $3,292 for 1999, compared to $6,844 for 1998; average lift boat day rates decreased 28.9% to $4,406, compared to $6,199 for 1998; and average day rates for our fleet of crew boats and line handling vessels decreased 6.9% to $1,914, compared to $2,056 during 1998.

  Utilization for our Gulf supply boat fleet in 1999 was also impacted by the de-activation or stacking of 10 supply boats. Vessel downtime for dry-docking and refurbishment also impacted our supply boat utilization rates for both the 1999 and 1998 periods. Utilization for our Gulf supply boat fleet decreased to 59% in 1999 from 62% in 1998. Utilization for the lift boats was 51% during 1999, compared to 63% for the previous year. Utilization for the crew boats and line handling vessels decreased to 83% in 1999, compared to 94% in 1998.

  Average day rates for our North Sea vessels in 1999, decreased 31.3 % to $10,049 compared to $14,604 for 1998. Vessel utilization was 85% for 1999, compared to 95% for 1998. As a result of low market day rates and utilization, we elected to de-activate two of our North Sea PSVs in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999.

  During 1999, direct vessel operating expenses decreased to $67.7 million (61.0% of revenues), compared to $72.3 million (38.8% of revenues) for 1998. Direct vessel operating expenses decreased in 1999 compared to 1998 due to cost reduction measures that we implemented and the de-activation of 10 supply vessels in the Gulf and three PSVs in the North Sea. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with four new vessels that were placed into service in the last quarter of 1998 and the first half of 1999. Direct vessel operating expenses as a percentage of revenues increased due primarily to the decrease in utilization and average vessel day rates for our vessel fleet.

  Depreciation and amortization expense increased to $32.9 million for 1999, up from $29.5 million for 1998, due to our expanded vessel fleet in the Gulf, the North Sea and Brazil. Amortization of marine inspection costs increased to $13.9 million for 1999, from $8.9 million in 1998. This was primarily due to the amortization of increased dry-docking and marine inspection costs which we incurred in 1997 and 1998 due to our Gulf supply boat upgrade and refurbishment program.

  Our general and administrative expenses decreased to $10.0 million (9.0% of revenues) in 1999, from $10.9 million (5.9% of revenues) for 1998, due to cost reduction measures we implemented. General and administrative expenses, as a percentage of revenues, increased in 1999 due to the decrease in utilization and average day rates for our vessel fleet in 1999.

  Interest expense increased to $32.0 million during 1999 compared to $27.7 million for 1998. This increase was due to higher average interest rates, increased borrowings in 1999 which were used to fund our vessel construction and vessel upgrade projects and our working capital requirements. Also, in 1998 we capitalized $3.3 million of interest because of our various vessel construction projects compared to $1.2 million of interest capitalized in 1999.

  In 1999, we had income tax benefit of $15.8 million, compared to income tax expense of $11.8 million in 1998. Our effective income tax rate for 1999 was 33%. The variance from our statutory rate is due to income contributed by Trico Supply, which is deferred at the Norwegian statutory rate of 28%, as it is our intent to reinvest the unremitted earnings and postpone their repatriation indefinitely.

 Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

  Revenues for 1998 were $186.2 million, an increase of 48.3%, compared to $125.5 million in revenues for 1997. This increase was primarily due to the addition, for a full year, of North Sea operations which we acquired in December 1997. The increase in revenues from our North Sea operations was partially offset by a decrease in revenues from the Gulf of Mexico, principally due to the decrease in average day rates and utilization for our supply boats. This decrease in supply boat day rates and utilization is the result of the reduction in industry activity in the Gulf due to low oil prices. Day rates and utilization for our supply boats was also impacted by the market entry of newly-constructed vessels which have added to the increased competitive environment.

  Average supply boat day rates in the Gulf decreased 7.2% to $6,844 for 1998, compared to $7,377 for 1997; average lift boat day rates increased 4.1% to $6,199, compared to $5,955 for 1997; and average day rates for our crew boats and line handling vessels increased 4.7% to $2,056, compared to $1,964 during 1997.

  Utilization rates for our Gulf supply boats was also impacted by the significant vessel downtime due to our extensive vessel upgrade and refurbishment program. Utilization for our Gulf supply boat fleet decreased to 62% in 1998 from 85% in 1997. Utilization for the lift boats was 63% during 1998, compared to 71% for the year-ago period. Utilization for our crew boats and line handling vessels decreased to 94% in 1998, compared to 97% in 1997.

  During 1998, our direct vessel operating expenses increased to $71.8 million (38.6% of revenues), compared to $42.2 million (33.6% of revenues) for 1997, due to the addition of the North Sea fleet and the consolidation of our Brazilian subsidiary beginning July 1, 1998. Our direct vessel operating expenses increased as a percentage of revenues due to the decrease in average vessel day rates during 1998 in the Gulf.

  Depreciation and amortization expense increased to $29.5 million for 1998, up from $12.7 million for 1997, due to the acquisition of the North Sea vessels in December 1997, and our expanded vessel fleet both in the Gulf of Mexico and Brazil. Amortization of marine inspection costs increased to $8.9 million for 1998, from $3.0 million in 1997, due to the amortization of increased dry-docking and marine inspection costs associated with our fleet upgrade and refurbishment program, primarily for our Gulf supply boats.

  Our general and administrative expenses increased to $10.9 million (5.9% of revenues) in 1998, from $5.7 million (4.6% of revenues) for 1997, due to the addition of the North Sea operations and the consolidation of our Brazilian subsidiary beginning July 1, 1998. General and administrative expenses, as a percentage of revenues, increased in 1998 due to the decrease in average supply boat day rates in the Gulf of Mexico.

  Interest expense increased to $27.7 million during 1998 compared to $8.0 million for 1997. This increase was due to our increased debt in 1998 associated with the acquisition of the North Sea fleet on December 1, 1997 and increased borrowings which we used to fund various vessel construction and vessel upgrade and refurbishment projects. In July 1997, we issued $110.0 million principal amount of 8-1/2% Senior notes due 2005 (the "Notes"), the proceeds of which were used to purchase 11 supply boats in the Gulf and to repay outstanding amounts under our revolving credit facility. In November and December 1997, we issued an additional $170 million principal amount of the Notes, the proceeds of which were used to fund the acquisition of our North Sea operations.

  In 1998, we had income tax expense of $11.8 million, compared to income tax expense of $19.0 million in 1997.

Liquidity and Capital Resources

  Our ongoing capital requirements arise primarily from our need to service debt, fund working capital, acquire, maintain or improve equipment and make other investments. Our business strategy for the past several years had been to enhance our position as a leading supplier of marine support services by pursuing opportunities to acquire vessel fleets and by diversifying into international market areas. Historically, internally generated funds and equity and debt financing had provided funding for these activities. However, due to the reduction in industry activity and the resulting decreases in day rates and utilization rates experienced in 1999, we experienced a net loss, before extraordinary item, of $31.6 million during 1999. As a result of this loss, our 1999 capital requirements were primarily funded through the issuance of additional equity and the incurrence of debt. Our 1999 operating loss, current operating levels and amount of debt has limited our financial flexibility.

  During 1999, we completed vessel construction and upgrade projects that we committed to prior to the downturn in industry activity. Additionally, during the second quarter of 1999 we completed our vessel improvement program that consisted of the extensive upgrade and refurbishment of a significant portion of our Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and in the first half of 1999, we believe that it has extended the service lives of many of our vessels and will significantly reduce required capital expenditures in the future. Capital expenditures for 1999 consisted principally of $32.8 million for the construction of new vessels and other vessel improvements, and $16.4 million of U.S. Coast Guard dry-docking and vessel refurbishment costs.

  Funds during 1999 were provided by $73.0 million in borrowings under our bank credit facility, $46.3 million in net proceeds from the issuance of common equity in a private placement, $18.9 million principal amount of 15 year 6.11% Ship Financing Bonds guaranteed by the United States Government, and $2.8 million generated from operating activities. During 1999, we repaid $92.1 million of debt, and made capital expenditures totaling $49.1 million, which included $16.4 million of deferred marine inspection costs. Cash on hand decreased by $2.8 million during 1999.

  We have outstanding $280.0 million in aggregate principal amount of 8 % Senior Notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. Except in certain circumstances, the senior notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. As a result of our 1999 operating results, we can now only incur additional debt of approximately $29.8 million beyond that presently outstanding.

  We maintain a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. On July 19, 1999, we replaced our $85 million revolving line of credit with a $52.5 million revolving facility. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of March 1, 2000, we had approximately $43 million of debt outstanding under the bank credit facility and the weighted average interest rate for the bank credit facility was 9.63%. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Due to our 1999 operating results, the financial covenants contained in the bank credit facility have been amended twice since the facility was put in place in July 1999. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

  In June 1998, we refinanced our Norwegian bank credit facilities with a revolving credit facility in the amount of NOK 650 million ($81.8 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($6.3 million) every six months beginning December 1998, with the balance of the commitment to expire in June 2003. In December 1999, we amended the Norwegian bank facility to postpone the scheduled December 1999 NOK 50 million reduction of the commitment amount until June 2003. As of March 1, 2000, the commitment amount for the Norwegian bank facility was NOK 550 million ($65.6 million), and we had approximately NOK 485 million ($57.9 million) of debt outstanding under the facility. The weighted average interest rate for the Norwegian bank facility was 6.56% as of March 1, 2000. The Norwegian bank facility is collateralized by a security interest in certain of our North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian bank facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

  As a result the reduction in industry activity and resulting decrease in day rates and utilization rates, and the completion, during 1999, of significant capital expenditures relating to vessel construction and upgrade projects, capital expenditures for 2000 will be limited to regulatory-mandated vessel dry-docking costs.

  We believe that cash generated from operations, together with available borrowings under our bank credit facility and additional borrowings permitted under the indenture governing the senior notes, will be sufficient to fund our currently planned capital expenditures and working capital requirements. While we position ourselves for industry conditions to improve, we also intend to position ourselves to pursue any acquisition opportunities that we believe may be presented in our selected market areas. In order to improve our financial flexibility, during 2000 we expect to take steps to raise additional equity, subject to market conditions. We are also considering the disposition of certain non-core assets to reduce financial leverage and increase liquidity. However, we can give no assurances regarding the availability or terms of any of the possible transactions under consideration, and we could be adversely affected if we are unable to consummate such transactions or if the terms are not favorable to us.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently evaluating the impact SFAS No. 133 will have on our financial statements, if any. We are also reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and do not expect this pronouncement to have a material effect, if any, on our consolidated financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during 1999. Trico's exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

  We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 in the Consolidated Financial Statements appearing elsewhere in this Annual Report. These instruments are subject to interest rate risk.

  We manage this risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio by, for example, refinancing balances outstanding under our variable rate bank credit facilities with fixed-rate debt or by entering into interest rate swap agreements.

  As of December 31, 1999 and 1998, we had $60.5 million (NOK 485.0 million) and $60.0 million (NOK 455.0 million), respectively, in variable rate, Norwegian Kroner denominated debt. We have entered into interest rate swap agreements in order to manage our interest rate exposure on this debt. The agreements require that we pay a fixed rate of interest on a notional amount of principal to a counterparty. The counterparty, in turn, pays us a variable rate of interest on the same notional amount of principal. The effect of the swaps is to limit the interest rate exposure to a fixed percentage on the related debt obligation.

  As of December 31, 1999, the carrying value of our long-term fixed rate debt, including accrued interest, was $319.9 million, which included our 8.5% Senior Notes ($280.0 million), 6.08% MARAD bonds ($8.8 million), 6.11% MARAD bonds ($18.2 million) and the Norwegian fixed rate debt ($2.6 million). As of December 31, 1998, the carrying value of our long-term fixed rate debt, including accrued interest, was $303.7 million. The fair value of our long-term fixed rate debt as of December 31, 1999 and 1998 was approximately $284.9 million and $253.4 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 1999 and 1998 by approximately $15.0 million and $9.3 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

  As of December 31, 1999 and 1998, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $92.9 million and $111.5 million, respectively, which included the bank credit facility and Trico Supply's facility. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 1999 and 1998 would increase annual interest expense by approximately $915,000 and $1.1 million, respectively.

  Our interest rate swap agreements had fair values, as of December 31, 1999 and 1998, of $331,000 and $179,000, respectively, based on the estimated amounts that we would receive or pay to terminate the contracts at the reporting dates. As of December 31, 1999 and 1998, a hypothetical 1% increase in the pay rates would increase annual interest expense by approximately $250,000 and $264,000, respectively. A hypothetical 1% increase in the receive rates would decrease interest expense by corresponding amounts. In February, 2000 we sold certain of these interest rate swap agreements for approximately $360,000.

Foreign Currency Exchange Rate Sensitivity

  Our foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars.

  We have exposure to fluctuations in foreign currency exchange rates resulting from some of our vessels operating in the United Kingdom under contracts denominated in the Great Britain Pound (GBP). As of December 31, 1999 and 1998, we had approximately $5.1 million and $7.1 million, respectively, of firmly committed sales contracts through the following year end denominated in the GBP. A hypothetical 10% increase in the applicable exchange rate as of December 31, 1999 and 1998 would result in increases in future cash flows of approximately $513,000 and $710,000, respectively. A 10% decrease would result in corresponding decreases in future cash flows. As of December 31, 1999 we had no outstanding foreign currency forward exchange contracts, as management believed the relationship between the Norwegian Kroner and the GBP did not present sufficient risk to warrant any hedging transactions. We closely monitor the movement in foreign exchange rates and will enter into foreign currency forward exchange rate contracts if we believe our foreign currency risk significantly increases.

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Index to Consolidated Financial Statements
  Report of Independent Accountants.......................................  21
  Consolidated Balance Sheet as of December 31, 1999 and 1998.............  22
  Consolidated Statement of Operations for the Years Ended December 1999,
   1998 and 1997..........................................................  23
  Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  24
  Consolidated Statement of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997....................................................  25
  Notes to Consolidated Financial Statements..............................  26

                       Report of Independent Accountants

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 15, 2000

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 1999 and 1998

                          ASSETS                             1999       1998
                          ------                           ---------  --------
                                                              (Dollars in
                                                               thousands)
Current assets:
  Cash and cash equivalents............................... $   5,898  $  8,737
  Restricted cash.........................................       566       499
  Accounts receivable, net................................    24,141    30,936
  Prepaid expenses and other current assets...............     3,671     2,295
  Deferred income taxes...................................     1,069       616
                                                           ---------  --------
    Total current assets..................................    35,345    43,083
                                                           ---------  --------
Property and equipment, at cost:
  Land and buildings......................................     3,727     3,402
  Marine vessels..........................................   619,544   565,397
  Construction-in-progress................................     3,250    45,861
  Transportation and other................................     3,960     3,604
                                                           ---------  --------
                                                            630, 481   618,264
Less accumulated depreciation and amortization............    77,093    47,855
                                                           ---------  --------
    Net property and equipment............................   553,388   570,409
                                                           ---------  --------
Goodwill, net.............................................   101,762   116,170
Other assets..............................................    40,084    39,228
                                                           ---------  --------
                                                           $ 730,579  $768,890
                                                           =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Current portion of long-term debt....................... $   7,618  $  2,033
  Accounts payable........................................     9,467    11,058
  Accrued expenses........................................     7,935     9,894
  Accrued interest........................................    11,746    10,674
  Income tax payable......................................        57        66
                                                           ---------  --------
    Total current liabilities.............................    36,823    33,725
                                                           ---------  --------
Long-term debt............................................   393,510   402,518
Deferred income taxes.....................................    27,279    45,622
Other liabilities.........................................     2,859     2,785
                                                           ---------  --------
    Total liabilities.....................................   460,471   484,650
                                                           ---------  --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000 authorized and
   no shares issued at December 31, 1999 and 1998.........        --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 28,462,448 and 20,450,448 shares issued and
   28,390,416 and 20,378,416 shares outstanding at
   December 31, 1999 and 1998, respectively...............       285       205
  Additional paid-in capital..............................   265,031   218,807
  Retained earnings.......................................    37,176    70,586
  Cumulative foreign currency translation adjustment......   (32,383)   (5,357)
  Treasury stock, at par value, 72,032 shares at December
   31, 1999 and 1998......................................        (1)       (1)
                                                           ---------  --------
    Total stockholders' equity............................   270,108   284,240
                                                           ---------  --------
                                                           $ 730,579  $768,890
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

              for the years ended December 31, 1999, 1998 and 1997

                                             1999         1998         1997
                                          -----------  -----------  -----------
                                          (Dollars in thousands, except share
                                                and per share amounts)
Revenues:
  Charter fees..........................  $   110,643  $   186,137  $   125,476
  Other vessel income...................          157          108            4
                                          -----------  -----------  -----------
    Total revenues......................      110,800      186,245      125,480
                                          -----------  -----------  -----------
Operating expenses:
  Direct vessel operating expenses and
   other................................       67,692       72,312       42,188
  General and administrative............       10,024       10,939        5,736
  Amortization of marine inspection
   costs................................       13,898        8,871        3,021
  Asset write-down......................        1,111           --           --
                                          -----------  -----------  -----------
    Total operating expenses............       92,725       92,122       50,945
Depreciation and amortization expense...       32,919       29,528       12,734
                                          -----------  -----------  -----------
Operating income (loss).................      (14,844)      64,595       61,801
Interest expense........................      (31,987)     (27,696)      (7,994)
Amortization of deferred financing
 costs..................................       (1,632)      (1,784)        (372)
Gain on sales of assets.................          147          908          252
Other income, net.......................          951        1,061          594
                                          -----------  -----------  -----------
Income (loss) before income taxes and
 extraordinary item.....................      (47,365)      37,084       54,281
Income tax expense (benefit)............      (15,785)      11,804       18,982
                                          -----------  -----------  -----------
Income (loss) before extraordinary item.      (31,580)      25,280       35,299
Extraordinary item, net of taxes........       (1,830)          --           --
                                          -----------  -----------  -----------
Net income (loss).......................  $   (33,410) $    25,280  $    35,299
                                          ===========  ===========  ===========
Basic earnings per common share:
  Income (loss) before extraordinary
   item.................................  $     (1.26) $      1.24  $      2.22
  Extraordinary item, net of taxes......        (0.07)          --           --
                                          -----------  -----------  -----------
  Net income (loss).....................  $     (1.33) $      1.24  $      2.22
                                          ===========  ===========  ===========
  Average common shares outstanding.....   25,062,934   20,342,244   15,895,023
                                          ===========  ===========  ===========
Diluted earnings per common share:
  Income (loss) before extraordinary
   item.................................  $     (1.26) $      1.20  $      2.11
  Extraordinary item, net of taxes......        (0.07)          --           --
                                          -----------  -----------  -----------
Net income (loss).......................  $     (1.33) $      1.20  $      2.11
                                          ===========  ===========  ===========
Average common shares outstanding.......   25,062,934   21,015,313   16,758,466
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              for the years ended December 31, 1999, 1998 and 1997

                                                                  Cumulative
                                                                    Foreign
                             Common Stock    Additional            Currency   Treasury Stock     Total
                          ------------------  Paid-In   Retained  Translation -------------- Stockholders'
                            Shares   Dollars  Capital   Earnings  Adjustment  Shares Dollars    Equity
                          ---------- ------- ---------- --------  ----------- ------ ------- -------------
                                                      (Dollars in thousands)
Balance, January 1,
 1997...................  15,601,960  $156    $ 93,818  $10,007    $     --   72,032   $(1)    $103,980
 Issuance of common
  stock.................   4,600,000    46     123,259       --          --       --    --      123,305
 Stock options
  exercised.............     165,138     2       1,451       --          --       --    --        1,453
 Comprehensive income:
  Loss on foreign
   currency translation.          --    --          --       --      (2,537)      --    --       (2,537)
  Net income............          --    --          --   35,299          --       --    --       35,299
                          ----------  ----    --------  -------    --------   ------   ---     --------
  Comprehensive income..                                                                         32,762
                                                                                               ========
Balance, December 31,
 1997...................  20,367,098   204     218,528   45,306      (2,537)  72,032    (1)     261,500
 Stock options
  exercised.............      83,350     1         279       --          --       --    --          280
 Comprehensive income:
  Loss on foreign
   currency translation.          --    --          --       --      (2,820)      --    --       (2,820)
  Net income............          --    --          --   25,280          --       --    --       25,280
                          ----------  ----    --------  -------    --------   ------   ---     --------
  Comprehensive income..                                                                         22,460
                                                                                               ========
Balance, December 31,
 1998...................  20,450,448   205     218,807   70,586      (5,357)  72,032    (1)     284,240
 Issuance of common
  stock.................   8,000,000    80      46,195       --          --       --    --       46,275
 Stock options
  exercised.............      12,000    --          29       --          --       --    --           29
 Comprehensive income:
  Loss on foreign
   currency translation.          --    --          --       --     (27,026)      --    --      (27,026)
  Net loss..............          --    --          --  (33,410)         --       --    --      (33,410)
                          ----------  ----    --------  -------    --------   ------   ---     --------
  Comprehensive loss....                                                                        (60,436)
                                                                                               ========
Balance, December 31,
 1999...................  28,462,448  $285    $265,031  $37,176    $(32,383)  72,032   $(1)    $270,108
                          ==========  ====    ========  =======    ========   ======   ===     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              for the years ended December 31, 1999, 1998 and 1997

                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                  (Dollars in thousands)
Net income (loss)............................  $(33,410)  $  25,280  $  35,299
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization...............     48,646     40,139     16,141
 Deferred income taxes.......................    (16,242)    13,204     11,689
 Extraordinary item, net of taxes............      1,830         --         --
 Asset write-down............................      1,111         --         --
 Gain on sales of assets.....................       (147)      (908)      (252)
 Provision for doubtful accounts.............       (271)       120       (310)
 Equity in loss of affiliate.................         --        317        160
 Change in operating assets and liabilities:
  Restricted cash............................        (67)        64       (563)
  Accounts receivable........................      6,262      3,947     (9,076)
  Prepaid expenses and other current assets..     (1,572)     1,212        624
  Accounts payable and accrued expenses......     (1,943)     3,550     14,207
  Other, net.................................     (1,486)    (1,924)    (1,158)
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities..............................      2,711     85,001     66,761
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Purchases of property and equipment.........    (32,768)  (101,430)  (141,986)
 Deferred marine inspection costs............    (16,380)   (24,245)    (9,950)
 Proceeds from sales of assets...............        348      6,874      1,152
 Investment in unconsolidated affiliate......         --       (213)      (670)
 Acquisition of business, net of cash
  acquired...................................         --       (134)  (270,551)
 Other.......................................       (542)    (1,238)       987
                                               ---------  ---------  ---------
    Net cash used in investing activities....    (49,342)  (120,386)  (421,018)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock..     46,285        280    123,732
 Proceeds from issuance of Senior Notes......         --         --    280,603
 Proceeds from issuance of long-term debt....     91,852    158,239    223,907
 Repayment of long-term debt.................    (92,081)  (123,332)  (254,000)
 Deferred financing costs and other..........     (1,952)    (1,078)   (10,331)
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities..............................     44,104     34,109    363,911
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 cash equivalents............................      (312)       (364)      (324)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................    (2,839)     (1,640)     9,330
Cash and cash equivalents at beginning of
 period......................................      8,737     10,377      1,047
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period...  $   5,898  $   8,737  $  10,377
                                               =========  =========  =========
Supplemental cash flow information:
 Income taxes paid...........................  $      19  $   3,871  $   2,563
                                               =========  =========  =========
 Income taxes refunded.......................  $      --  $     329  $      --
                                               =========  =========  =========
 Interest paid...............................  $  32,036  $  27,561  $   2,969
                                               =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

  Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels and related services to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and Latin America. At December 31, 1999, the Company had a total fleet of 100 vessels, including 54 supply vessels, 11 large capacity platform supply vessels ("PSV"), seven large anchor handling, towing and supply vessels ("AHTS"), 13 crew boats, six lift boats and nine line-handling vessels. The services provided by the Company's diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

  The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf and the North Sea which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2. Summary of Significant Accounting Policies

 Consolidation Policy

  The consolidated financial statements include the Company and its subsidiaries, including wholly-owned Trico Marine Assets, Inc. ("Trico Assets"), Trico Marine Operators, Inc. ("Trico Operators"), Trico Supply, ASA ("Trico Supply") formerly Saevik Supply, ASA, which was acquired December 1, 1997, and Trico Servicos Maritimos, Ltda. ("TSM") which became wholly-owned effective July 1, 1998. Prior to July 1, 1998 the Company's 40% investment in TSM was accounted for using the equity method. (See Note 3). All significant intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

  All highly liquid debt instruments with original maturity dates of three months or less are considered to be cash equivalents.

 Restricted Cash

  Restricted cash relates to statutory requirements in Norway which require Trico Supply to segregate cash that will be used to pay tax withholdings and pension obligations in the following year.

 Property and Equipment

  All property and equipment is stated at cost. Depreciation for financial statement purposes is provided on the straight-line method, assuming a 10% salvage value for marine vessels. Marine vessels are depreciated over a useful life of fifteen to twenty-five years from the date of acquisition. Major modifications which extend the useful life of marine vessels are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of fifteen to forty years. Transportation and other equipment are depreciated over a useful life of five to ten years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations.

  Depreciation expense amounted to approximately $29,920,000, $26,286,000 and $12,378,000 in 1999, 1998 and 1997, respectively.

  Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999, 1998 and 1997, $1,206,000, $3,271,000 and $421,000 of interest was capitalized, respectively.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Marine vessel spare parts are stated at average cost.

  Drydocking expenditures incurred in connection with marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months).

 Accounting for the Impairment of Long-Lived Assets

  The Company accounts for impairment of long-lived assets, including goodwill, in accordance with Statement of Financial Accounting ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

 Deferred Financing Costs

  Deferred financing costs include costs associated with the issuance of the Company's debt and are amortized on a straight-line basis over the life of the related debt agreement.

 Goodwill

  Goodwill, or cost in excess of fair value of the net assets of companies acquired, is amortized on a straight-line basis over 8 to 37.5 years. Accumulated amortization amounted to approximately $5,979,000 and $3,642,000 at December 31, 1999 and 1998, respectively.

 Income Taxes

  Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items.

 Revenue and Expense Recognition

  Charter revenue is earned and recognized on a daily rate basis. Operating costs are expensed as incurred.

 Direct Vessel Operating Expenses

  Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, management fees and casualty losses.

 Foreign Currency Translation

  All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the stockholders' equity component, cumulative foreign currency translation adjustment.

 Stock Compensation

  The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and,

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES accordingly, adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("SFAS No. 123").

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

 Comprehensive Income

  Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
Comprehensive income is reflected in the consolidated statement of changes in stockholders' equity.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is, as amended, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

  The Company is reviewing SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and does not expect the effect of the pronouncement on its consolidated financial condition and results of operations to be material.

 Reclassifications

  Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net income or total stockholders' equity.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

3. Acquisitions

 Trico Supply Acquisition

  On December 1, 1997, the Company acquired approximately 99% of the outstanding shares of Saevik Supply ASA, a then publicly traded Norwegian company, for approximately $293,654,000, including transaction costs. The Company subsequently renamed Saevik Supply, ASA to Trico Supply, ASA ("Trico Supply"). Subsequent to December 31, 1997, the Company acquired the remaining outstanding shares of Trico Supply. Trico Supply provides marine support and transportation services to companies engaged in offshore exploration and the production of oil and gas in the North Sea.

  The acquisition has been accounted for by the purchase method, and Trico Supply's results are included in the accompanying consolidated financial statements from the date of acquisition. Goodwill of $118,310,000 was recorded in conjunction with the purchase of Trico Supply. The goodwill is being amortized over 37.5 years.

  The effect of the acquisition of Trico Supply at the date of purchase on the consolidated financial statements was as follows for the year ended December 31, 1997 (in thousands):

      Current assets, excluding cash acquired......................... $ 11,989
      Property and equipment, net.....................................  261,681
      Goodwill........................................................  118,310
      Other assets....................................................    1,048
      Current liabilities.............................................   (5,147)
      Long-term debt.................................................. (102,447)
      Other liabilities...............................................  (14,883)
                                                                       --------
      Cash used for acquisition, net of cash acquired................. $270,551
                                                                       ========

  The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and Trico Supply as though the acquisition had taken place at the beginning of 1997. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the dates indicated, that have resulted since the date of acquisition or that may result in the future (in thousands except share and per share amounts).

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                    ------------
                                                                    (unaudited)
      Revenues.....................................................   $194,973
                                                                      ========
      Income before extraordinary item.............................   $ 47,731
                                                                      ========
      Net income...................................................   $ 47,731
                                                                      ========
      Basic earnings per common share:
        Income before extraordinary item...........................   $   2.36
                                                                      ========
        Net income.................................................   $   2.36
                                                                      ========
      Diluted earnings per common share:
        Income before extraordinary item...........................   $   2.26
                                                                      ========
        Net income.................................................   $   2.26
                                                                      ========

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

 TSM Acquisition

  Prior to July 1, 1998, the Company had a 40% interest in TSM, a marine operating company located in Brazil which was accounted for using the equity method. On July 1, 1998, the Company acquired the remaining 60% of the outstanding shares of TSM. The acquisition has been accounted for by the purchase method and TSM's results are included in the accompanying consolidated financial statements from July 1, 1998. Total goodwill of $1,375,000, which is being amortized over eight years, was recorded in conjunction with the acquisition of TSM.

4. Offerings of Common Stock

  In December 1997, the Company completed an offering that included the issuance of 4,600,000 shares of $.01 par value common stock. The proceeds from the offering were $123,305,000, net of underwriting discounts and other costs of $5,495,000. The net proceeds were used to repay a portion of the indebtedness incurred to fund the acquisition of Trico Supply (see Note 3) and certain related expenses.

  In April 1999, the Company entered into a purchase agreement (the "Purchase Agreement") with affiliates of Inverness Management LLC, a privately held investment firm, for the purchase of $50,000,000 of common stock of the Company in a private placement. Under the Purchase Agreement, Inverness/Phoenix Partners LP and Executive Capital Partners I LP (the "Investors"), agreed to purchase in two tranches 8,000,000 shares of the Company's common stock at $6.25 per share. On May 6, 1999 the Company closed the first tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $25 million. On June 28, 1999, the Company closed the second tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $25,000,000. In addition to certain other issuance costs, pursuant to the terms of the Purchase Agreement, the Company paid an aggregate of $2 million in transaction fees ($1 million upon completion of each tranche) to the Investors in connection with the placement. The net proceeds from both tranches were primarily used to pay down amounts outstanding under the Company's bank credit facility.

5. Accounts Receivable:

  The Company's accounts receivable, net consists of the following at December 31, 1999 and 1998 (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Trade receivables, net of allowance for doubtful accounts
       of $420 and $691 in 1999 and 1998, respectively.........  $20,443 $26,077
      Insurance and other......................................    3,698   4,859
                                                                 ------- -------
        Accounts receivable, net...............................  $24,141 $30,936
                                                                 ======= =======

  The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea and Latin America.

6. Other Assets:

  The Company's other assets consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Deferred marine inspection costs, net of accumulated
       amortization of $25,343 and $11,813 in 1999 and 1998,
       respectively............................................  $27,660 $25,232
      Deferred financing costs, net of accumulated amortization
       of $2,587 and $2,287 in 1999 and 1998, respectively.....    7,359   9,926
      Marine vessels spare parts...............................    3,468   2,551
      Other....................................................    1,597   1,519
                                                                 ------- -------
        Other assets...........................................  $40,084 $39,228
                                                                 ======= =======

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

7. Long-Term Debt:

  The Company's long-term debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                              -------- --------
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of borrowing (weighted
 average interest rate of 9.40% and 6.90% at December 31,
 1999 and 1998, respectively) interest payable at the end of the interest period or quarterly, principal due 2002,
 collateralized by certain marine vessels and related
 assets.....................................................  $ 31,000 $ 51,000
Revolving loan, bearing interest at NIBOR (Norwegian
 Interbank Offered Rate) plus a margin (weighted average
 interest rate of 6.56% and 9.68% at December 31, 1999 and
 1998, respectively) principal and interest due in 6
 semiannual installments beginning December 31, 2000 of NOK
 50 million ($6.2 million) and one balloon payment of NOK
 200 million ($25.0 million), maturing June 2003,
 collateralized by certain marine vessels...................    60,547   60,029
Senior Notes, interest at 8.5%, due 2005....................   280,000  280,000
Notes payable, bearing interest at 6.08%, principal and
 interest due in 16 semiannual installments, maturing
 September 2006, collateralized by a marine vessel..........     8,750   10,000
Note payable, bearing interest at 6.49%, principal and
 interest due in 17 semiannual installments, maturing March
 2003, collateralized by a marine vessel....................     2,593    3,522
Note payable, bearing interest at 6.11%, principal and
 interest due in 30 semiannual installments, maturing April
 2014, collateralized by two marine vessels.................    18,238       --
                                                              -------- --------
                                                               401,128  404,551
Less current maturities.....................................     7,618    2,033
                                                              -------- --------
                                                              $393,510 $402,518
                                                              ======== ========

  Annual maturities on long-term debt during the next five years are as follows:

      2000............................................................. $  7,618
      2001.............................................................   15,733
      2002.............................................................   46,733
      2003.............................................................   34,088
      2004.............................................................    2,508
      Thereafter.......................................................  294,448
                                                                        --------
                                                                        $401,128
                                                                        ========

  In connection with the acquisition of Trico Supply, on December 1, 1997, the Company amended and restated its then existing bank credit facility to provide for a $150,000,000 revolving line of credit and $200,000,000 in term loans (the "Amended and Restated Facility"). The Amended and Restated Facility was to mature December 1, 2002 and bore interest at a Eurocurrency rate plus a margin that depended on the Company's leverage ratio with a commitment fee on the undrawn portion. The Amended and Restated Facility was collateralized, to the extent permitted by the indentures that govern the Senior Notes (as defined herein), by a security interest in substantially all of the assets of the Company's subsidiaries and a pledge of the stock of certain of the Company's subsidiaries. The Amended and Restated Facility contained certain covenants which required the Company to maintain certain debt coverage ratios and minimum net worth and which restricted the Company's ability to incur additional indebtedness, pay dividends or make certain other distributions.

  During 1998, the Amended and Restated Facility was amended to reduce permitted borrowings to $85,000,000, increasing to $100,000,000 after June 30, 1999, depending upon the Company's leverage ratio, and to reduce the collateral requirements to certain U.S. flag vessels and related assets.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Effective July 1999, the Company executed a new $52,500,000 revolving credit agreement (the "Bank Credit Facility"). The Bank Credit Facility bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio with a commitment fee on the undrawn portion that depends on the Company's leverage ratio. The Bank Credit Facility does not require any principal payments until July 19, 2002, when all amounts outstanding under the Bank Credit Facility will mature. The Bank Credit Facility is collateralized by substantially all of the Company's U.S. flagged vessels located in the Gulf of Mexico. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage and leverage ratios and net worth levels, limit capital expenditures, prohibit equity distributions and, limit the ability of the Company to create liens or merge or consolidate with other entities.

  The proceeds from the Bank Credit Facility were used to prepay the Amended and Restated Facility. As a result of the prepayment of all amounts outstanding under the Company's Amended and Restated Facility, the Company recorded an extraordinary charge of $1,830,000, net of taxes of $985,000, for the write-off of the unamortized balance of related deferred debt issuance costs.

  During 1997, the Company issued three Series of 8 1/2% Senior Notes due 2005, Series A/B Notes--$110,000,000, Series C/D Notes--$100,000,000 and
Series E/F Notes--$70,000,000. In November 1998, the Company combined the A/B, C/D and E/F Series Notes, into one series known as the Series G Notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor series of notes. The Senior Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures that govern the Senior Notes). Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year. Except in certain circumstances, the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25%, plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments are required on the Senior Notes until their final maturity. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

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

  In June 1998, the Company refinanced a significant portion of its debt, which was held at the Trico Supply level, into a single NOK 650,000,000 ($81,146,000) revolving credit facility (the " Trico Supply Bank Facility") bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($6,242,000) and one balloon payment of NOK 150,000,000 ($18,726,000), due at maturity in June 2003. In 1999, the
Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($6,242,000) reduction in the facility amount that was scheduled to occur in December 31, 1999, until June 2003. Therefore, the total balloon payment due at maturity is NOK 200,000,000 ($24,968,000). The Trico Supply Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels and requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens or merge or consolidate with other entities.

  In April 1999, the Company issued $18,867,000 principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the "Ship Bonds") at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Ship Bonds are secured by first preferred ship mortgages on two supply boats, the Spirit River and the Hondo River.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

8. Financial Instruments

  During 1998, the Company entered into several foreign currency forward exchange contracts to hedge certain exposures relating to currency fluctuations between the Norwegian Kroner and the Great Britain Pound resulting from several of the Trico Supply vessels operating in the United Kingdom under long-term contracts denominated in the Great Britain Pound. Gains and losses on foreign currency forward exchange contracts are deferred until the hedged transaction is completed. As of December 31, 1998, the Company had foreign currency forward exchange contracts outstanding of approximately $9,272,000. These foreign currency forward exchange contracts expired at various points through December 31, 1999. Losses of $102,000 were recognized on completed foreign currency forward exchange contracts during 1998, and deferred gains of approximately $54,000 were included in the consolidated balance sheet at December 31, 1998 as accrued expenses. The foreign currency forward exchange contracts had a fair value of $139,000 at December 31, 1998. As of December 31, 1999, there were no foreign currency forward exchange contracts outstanding, and approximately $59,000 of gains were recognized on completed contracts during the year.

  As of December 31, 1999 and 1998, the Company had interest swap agreements expiring in June 2003, with a total aggregate notional amount of NOK 200,000,000 ($24,968,000). The agreements require the Company to pay a fixed rate of interest on the notional amount, and the Company, in turn, receives a variable rate of interest on the same notional amount. The effect of the swap agreements is to limit the interest rate exposure to 5.7% on NOK 200,000,000 ($24,968,000) of the Trico Supply Bank Facility. Amounts to be paid or received under the swap agreements are accrued as interest rate changes and are recognized over the life of the agreements as an adjustment to interest expense. As a result of these swap agreements, interest expense was decreased by approximately NOK 1,625,000 ($208,000) in 1999 and increased by NOK 1,500,000 ($198,000) in 1998. The estimated fair value of the interest rate swap agreements as of December 31, 1999 and 1998 was NOK 2,652,000 ($331,000) and NOK 1,360,000 ($179,000), respectively. Subsequent to December 31, 1999, the Company sold certain of the interest swap agreements for approximately $360,000.

9. Income Taxes

  Earnings (loss) before income taxes and extraordinary item derived from U.S. and international operations for the years ended December 31 are as follows (in thousands):

                                                        1999     1998     1997
                                                      --------  -------  -------
      United States.................................. $(57,502) $(5,382) $50,780
      International..................................   10,137   42,466    3,501
                                                      --------  -------  -------
                                                      $(47,365) $37,084  $54,281
                                                      ========  =======  =======

  The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 1999, 1998 and 1997, are as follows (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  -------
      Current income taxes:
        U.S. federal income taxes................... $    591  $  (720) $ 6,486
        State income taxes..........................       53       41       62
        Foreign taxes...............................       --       --       66
      Deferred income taxes:
        U.S. federal income taxes...................  (19,533)     753   11,096
        State income taxes..........................     (101)      59      328
        Foreign taxes...............................    3,205   11,671      944
                                                     --------  -------  -------
                                                     $(15,785) $11,804  $18,982
                                                     ========  =======  =======

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  As of December 31, 1999 and 1998, the Company has not recognized a deferred tax liability of approximately $1,224,000 and $2,642,000, respectively, for the undistributed earnings of a non-U.S. subsidiary because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of December 31, 1999, the undistributed earnings of this subsidiary were approximately $17,481,000.

  The Company's deferred income taxes at December 31, 1999 and 1998 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

                                                               Deferred Tax
                                        Deferred Tax Assets     Liabilities
                                        ------------------- -------------------
                                        Current Non-Current Current Non-Current
                                        ------- ----------- ------- -----------
                   1999
   Depreciation and amortization....... $   --    $ 8,224    $ --     $71,564
   Deferral of foreign earnings........     --         --      --      25,218
   Insurance reserves..................    767         --      --          --
   Alternative minimum tax credits.....     --      5,142      --          --
   Foreign tax credits.................     --        779      --          --
   Net operating loss carryforward.....     --     55,411      --          --
   Other...............................    610         --     308          53
                                        ------    -------    ----     -------
                                        $1,377    $69,556    $308     $96,835
                                        ======    =======    ====     =======
   Current deferred tax assets, net....                               $ 1,069
                                                                      =======
   Non-current deferred tax
    liabilities, net...................                               $27,279
                                                                      =======
                   1998
   Depreciation and amortization....... $   --    $ 4,099    $ --     $55,629
   Deferral of foreign earnings........     --         --      --      23,372
   Insurance reserves..................    594         --      --          --
   Alternative minimum tax credits.....     --      5,142      --          --
   Foreign tax credits.................     --      2,443      --          --
   Net operating loss carryforward.....     --     21,735      --          --
   Other...............................    484         13     462          53
                                        ------    -------    ----     -------
                                        $1,078    $33,432    $462     $79,054
                                        ======    =======    ====     =======
   Current deferred tax assets, net....                               $   616
                                                                      =======
   Non-current deferred tax
    liabilities, net...................                               $45,622
                                                                      =======

  The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follow (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  -------
   Federal income taxes at statutory rate........... $(16,578) $12,980  $18,998
   State income taxes net of federal benefit........      (37)     108      386
   Foreign tax rate differential....................     (783)  (2,397)    (245)
   Goodwill.........................................    1,049    1,135      124
   Other............................................      564      (22)    (281)
                                                     --------  -------  -------
   Income tax expense (benefit)..................... $(15,785) $11,804  $18,982
                                                     ========  =======  =======
   Effective tax rate...............................       33%      32%      35%
                                                     ========  =======  =======

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  A tax benefit for the exercise of stock options in the amount of $19,000 and $279,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 1999 and 1998, respectively.

  The net operating loss carryforwards for federal and state tax purposes are approximately $159,000,000 at December 31, 1999 and expire in 2019. Alternative minimum tax credits at December 31, 1999 are approximately $5,142,000. The Company completed an initial public offering in May 1996, which is considered a change of control for federal income tax purposes. This will limit the utilization of approximately $14,500,000 of net operating loss carryforwards to a set level as provided by regulations.

10. Preferred Stock

  In February 1998, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan (the "Plan"). In connection with the Plan, the Board of Directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preference Stock. Under the Plan, Preference Stock Purchase Rights (the "Rights") were distributed as a dividend at a rate of one Right for each share of the Company's common stock held as of record as of the close of business on March 6, 1998. Each Right entitles holders of the Company's common stock to buy a fraction of a share of the new series of the Company's preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable.

11. Common Stock Option Plans

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

  According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards have a ten-year term and are fully exercisable. As of December 31, 1999, there were 1,031,480 stock options outstanding under the 1993 Plan.

  Under the 1996 Plan, the Company is authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted stock, stock awards, or any combination of these forms of Awards. Awards may be granted to key employees of the Company, including directors who are also considered employees of the Company for purposes of the Plan. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

  According to the 1996 Plan, Awards may be granted with respect to a maximum of 900,000 shares of common stock. No participant may be granted, in any calendar year, Awards with respect to more than 100,000 shares of common stock.

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  In 1997, the Company granted 191,000 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $20.13 to $23.13 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 18,000 awards granted to directors which vested at the date of grant.

  During 1998, the Company granted 218,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $6.63 to $19.50. The Awards expire in ten years and vest in annual increments of 25% over the four years following their grant, except for 8,000 awards granted to directors which vested at the date of grant.

  During 1999, the Company granted 227,000 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $4.50 to $7.63. The Awards expire in ten years and vest in annual increments of 25% over the four years following their grant, except for 28,000 awards granted to directors which vested at the date of grant.

  As of December 31, 1999, there were 778,000 options outstanding under the 1996 Plan.

  A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and the changes during the years ended on those dates are presented below:

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                          Number of  Weighted Number of  Weighted Number of  Weighted
                            Shares   Average    Shares   Average    Shares   Average
                          Underlying Exercise Underlying Exercise Underlying Exercise
                           Options    Prices   Options    Prices   Options    Prices
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at beginning
 of the year............  1,605,855   $ 5.96  1,485,330   $ 4.30  1,468,968   $ 2.01
Granted.................    227,000     4.86    218,500    16.54    191,000    20.90
Exercised...............     12,000     0.91     83,350     1.59    165,138     2.59
Forfeited...............      6,125    20.20     14,625    20.03      9,500    13.01
Expired.................      5,250    19.82         --       --         --       --
Outstanding at end of
 year...................  1,809,480     5.77  1,605,855     5.96  1,485,330     4.30
Exercisable at end of
 year...................  1,381,105     3.95  1,279,230     2.89  1,314,330     2.15

  Weighted average fair value of options granted during 1999, 1998 and 1997 were $2.70, $7.03 and $9.30, respectively.

  The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: no dividend yield; risk-free interest rates are 5.36% , 5.42% and 6.40%; expected terms of the options are five to six years; and the expected volatility is 58.96%, 38.54% and 39.35%.

  The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding             Options Exercisable
                    -----------------------------------  -----------------------
                                  Weighted
                                   Average    Weighted                 Weighted
                      Number      Remaining   Average      Number      Average
     Range of       Outstanding   Contract    Exercise   Exercisable   Exercise
 Exercise Prices    at 12/31/99     Life       Price     at 12/31/99    Price
 ---------------    -----------   ---------   --------   -----------   --------
 $ 0.91 to $10.94    1,452,980      7.13       $ 2.45     1,235,230     $ 2.06
 $10.95 to $23.13      356,500      7.79        19.30       145,875      19.94
 ----------------    ---------      ----       ------     ---------     ------
 $ 0.91 to $23.13    1,809,480      7.26       $ 5.77     1,381,105     $ 3.95

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 1999, 1998 and 1997 would approximate the pro forma below:

                         As Reported Pro Forma  As Reported Pro Forma As Reported Pro Forma
                          12/31/99   12/31/99    12/31/98   12/31/98   12/31/97   12/31/97
                         ----------- ---------  ----------- --------- ----------- ---------
SFAS 123 Charge.........  $     --   $    877     $    --    $   743    $    --    $   711
APB 25 Charge...........  $     --   $     --     $    --    $    --    $    --    $    --
Net income (loss).......  $(33,410)  $(34,287)    $25,280    $24,537    $35,299    $34,588
Diluted net income
 (loss) per average
 common share...........  $  (1.33)  $  (1.37)    $  1.20    $  1.17    $  2.11    $  2.06

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

12. Asset Write-Down

  In June 1997, the Company acquired 12 supply vessels for the U.S. Gulf of Mexico market area. The acquisition was accounted for using the purchase method, and the entire purchase price was allocated to the value of the vessels. One of the vessels acquired as part of this larger acquisition was deemed by Company management to be in a condition incapable of operation at the time of acquisition and has never been activated. Due to the substantially lower day rates available for its vessels, in general, and the overall condition and age of this vessel, the Company determined that it would not be economically feasible to refurbish and activate this vessel. Accordingly, during the second quarter of 1999, the Company adjusted the net book value of the vessel to an estimated value of $100,000, resulting in a non-cash asset write-down of $1,111,000. The estimated value was determined using discounted cash flows anticipated in connection with scrapping the vessel. Operating losses, including depreciation, generated by the vessel during the years ended December 31, 1999 and 1998 were $55,000, and $85,000, respectively.

13. Earnings Per Share

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data).

                   For the Year Ended December 31,     For the Year Ended December 31,     For the Year Ended December 31,
                                1999                                1998                                1997
                 ----------------------------------- ----------------------------------- -----------------------------------
                    Loss        Shares     Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                 (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                 ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Income (loss)
 before
 extraordinary
 item...........  $(31,580)           --               $25,280            --               $35,299            --
                  --------    ----------               -------    ----------               -------    ----------
Basic EPS
Income (loss)
 available to
 common
 shareholders...   (31,580)   25,062,934    $(1.26)     25,280    20,342,244     $1.24      35,299    15,895,023     $2.22
                                            ======                               =====                               =====
Effect of
 Dilutive
 Securities
Stock option
 grants.........        --            --                    --       673,069                    --       863,443        --
                  --------    ----------               -------    ----------               -------    ----------
Diluted EPS
Income (loss)
 available to
 common
 shareholders
 plus assumed
 conversions....  $(31,580)   25,062,934    $(1.26)    $25,280    21,015,313     $1.20     $35,299    16,758,466     $2.11
                  ========    ==========    ======     =======    ==========     =====     =======    ==========     =====

  Options to purchase 1,809,480 and 562,375 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during 1999 and 1998, respectively, but were not always included in the computation of diluted

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the year. The options were still outstanding at the end of 1999 and 1998, respectively.

14. Employee Benefit Plans

 Profit Sharing Plan

  The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants' before tax savings contributions up to 5% of the participants' taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 1999, 1998 and 1997 of $229,000, $255,000 and
$129,000, respectively.

 Pension Plan and Employee Benefits

  Substantially all of the Company's Norwegian and United Kingdom employees are covered by a number of noncontributory, defined benefit pension plans which were acquired in association with the acquisition of Trico Supply. Benefits are based primarily on participants' compensation and years of credited services. The Company's policy is to fund contributions to the plans based upon actuarial computations. Plan assets include investments in debt and equity securities and property.

                                                                 1999    1998
                                                                ------  ------
                                                                     (in
                                                                 thousands)
Change in Benefit Obligation
  Benefit obligation at beginning of year...................... $1,355  $1,081
  Service cost.................................................    296     249
  Interest cost................................................     76      56
  Translation adjustment and other.............................   (113)    (31)
                                                                ------  ------
    Benefit obligation at end of year.......................... $1,614  $1,355
                                                                ======  ======
Change in Plan Assets
  Fair value plan assets at beginning of year.................. $1,161  $1,231
  Actual return on plan assets.................................     80      54
  Contributions................................................    359      --
  Benefits paid................................................     (7)    (90)
  Translation adjustment and other.............................    (74)    (34)
                                                                ------  ------
    Fair value of plan assets at end of year................... $1,519  $1,161
                                                                ======  ======
  Funded status, (underfunded) overfunded...................... $  (95) $ (194)
  Unrecognized net actuarial gain (loss).......................    (13)    (31)
                                                                ------  ------
    Prepaid (accrued) benefit cost............................. $ (108) $ (225)
                                                                ======  ======
Weighted-Average Assumptions
  Discount rate................................................   5.25%   5.25%
                                                                ======  ======
  Return on plan assets........................................   6.25%   6.25%
                                                                ======  ======
  Rate of compensation increase................................   3.30%   3.30%
                                                                ======  ======
Components of Net Periodic Benefit Cost
  Service cost................................................. $  296  $  249
  Interest cost................................................     76      56
  Return on plan assets........................................    (80)    (54)
  Amortization of prior service cost...........................     --      88
  Social security contributions................................     43      46
  Recognized net actuarial loss................................     35      38
                                                                ------  ------
    Net periodic benefit cost.................................. $  370  $  423
                                                                ======  ======

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees' expected date of separation or retirement.

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $922,000, $642,000 and $573,000, respectively, as of December 31, 1999 and $656,000, $492,000 and $364,000, respectively, as of December 31, 1998.

15. Commitments and Contingencies

  The Company has an agreement with an unrelated company to provide management and operating services for its lift boats. The agreement provides for a management fee to be paid to the unrelated company based on a percentage of gross monthly income. Management fees of $392,000, $1,143,000 and $1,271,000 were included in direct vessel operating expenses for the years ended December 31, 1999, 1998 and 1997, respectively. Pursuant to the agreement, the operator has been granted a right of first refusal on any sale of the lift boats.

  In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be settled within the limits of the Company's insurance coverages. At December 31, 1999 and 1998, the Company has accrued a liability in the amount of $2,250,000 and $1,997,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

16. Fair Value of Financial Instruments

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

  Long-term debt: The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                 1999     1998
                                                               -------- --------
Carrying amount............................................... $412,874 $415,225
Fair value.................................................... $377,855 $364,948

  Foreign currency forward exchange contracts: Fair value is estimated by obtaining quotes from brokers.

  Interest swap agreements: Fair value is based on estimated amounts that the Company would receive or pay to terminate the contract at the reporting date.

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

17. Quarterly Financial Data (Unaudited)

                                              (Dollars in thousands, except
                                                   per share amounts)
        Year ended December 31, 1999          First   Second    Third   Fourth
        ----------------------------         -------  -------  -------  -------
Revenues.................................... $28,318  $26,664  $27,614  $28,204
Operating loss..............................  (2,810)  (5,646)  (3,453)  (2,935)
Loss before extraordinary item, net of tax..  (7,343)  (9,006)  (7,816)  (7,415)
Net loss....................................  (7,343) (10,836)  (7,816)  (7,415)
Basic earnings per share:
  Net loss before extraordinary item per
   average common share outstanding.........   (0.36)   (0.39)   (0.28)   (0.26)
Diluted earnings per share:
  Net loss before extraordinary item per
   average common share outstanding.........   (0.36)   (0.39)   (0.28)   (0.26)
        Year ended December 31, 1998          First   Second    Third   Fourth
        ----------------------------         -------  -------  -------  -------
Revenues.................................... $48,887  $52,942  $43,044  $41,372
Operating income............................  21,383   23,586   11,024    8,602
Net income..................................   9,844   11,724    2,627    1,085
Basic earnings per share:
  Net income per average common share
   outstanding..............................    0.48     0.58     0.13     0.05
Diluted earnings per share:
  Net income per average common share
   outstanding..............................    0.47     0.56     0.13     0.05

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

18. Segment and Geographic Information

  The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28% which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the Other segment includes primarily Latin America. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment. Segment data as of and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                   (in thousands)
           December 31, 1999              U.S.    North Sea  Other     Totals
           -----------------            --------  --------- -------  ----------
Revenues from external customers....... $ 47,982  $ 55,828  $ 6,990  $  110,800
Intersegment revenues..................      324        --       --         324
Interest revenue.......................      279       387        1         667
Interest expense.......................   28,372     3,600       15      31,987
Depreciation and amortization..........   32,930    15,497       22      48,449
Income tax expense (benefit)...........  (17,858)    2,073       --     (15,785)
Extraordinary item, net of taxes.......    1,830        --       --       1,830
Segment net income (loss)..............  (35,846)    4,949   (2,513)    (33,410)
Long-lived assets......................  252,398   268,858   32,132     553,388
Segment total assets...................  600,925   393,263   32,714   1,026,902
Expenditures for segment assets........   28,386    46,199    1,215      75,800
           December 31, 1998              U.S.    North Sea  Other     Totals
           -----------------            --------  --------- -------  ----------
Revenues from external customers....... $ 98,318  $ 85,197  $ 2,730  $  186,245
Intersegment revenues..................      432        --       --         432
Interest revenue.......................      535       420        2         957
Interest expense.......................   23,836     3,860       --      27,696
Depreciation and amortization..........   29,131    11,045        7      40,183
Income tax expense (benefit)...........     (236)   12,043       (3)     11,804
Segment net income (loss)..............   (5,097)   30,871     (494)     25,280
Long-lived assets......................  296,539   273,372      498     570,409
Segment total assets...................  649,623   413,434    1,892   1,064,949
Expenditures for segment assets........   89,008    36,667       --     125,675
           December 31, 1997              U.S.    North Sea  Other     Totals
           -----------------            --------  --------- -------  ----------
Revenues from external customers....... $118,236  $  7,244  $    --  $  125,480
Intersegment revenues..................       --        --       --          --
Interest revenue.......................      496       114       --         610
Interest expense.......................    7,604       390       --       7,994
Depreciation and amortization..........   15,308       819       --      16,127
Income tax expense.....................   17,971     1,011       --      18,982
Segment net income.....................   32,804     2,495       --      35,299
Long-lived assets......................  248,647   256,409       --     505,056
Segment total assets...................  522,129   396,822       --     918,951
Expenditures for segment assets........  151,936        --       --     151,936

                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

  A reconciliation of segment data to consolidated data as of December 31, 1999, 1998 and 1997 is as follows:

                                                 1999        1998       1997
                                              ----------  ----------  --------
                                                      (in thousands)
Revenues
  Total revenues from external customers and
   intersegment revenues for reportable
   segments.................................. $  111,124  $  186,677  $125,480
  Elimination of intersegment revenues.......       (324)       (432)       --
                                              ----------  ----------  --------
    Total consolidated revenues.............. $  110,800  $  186,245  $125,480
                                              ==========  ==========  ========
Assets
  Total assets for reportable segments....... $1,026,902  $1,064,949  $918,951
  Elimination of intersegment receivables....     (1,899)     (2,683)       --
  Elimination of investment in subsidiaries..   (294,424)   (293,029) (219,655)
  Other unallocated amounts..................         --        (347)     (515)
                                              ----------  ----------  --------
    Total consolidated assets................ $  730,579  $  768,890  $698,781
                                              ==========  ==========  ========

  For the years ended December 31, 1999 and 1998, revenues from one customer of the Company's North Sea segment represented approximately $20,554,000 and $29,757,000, or 19% and 16%, respectively, of the Company's consolidated revenues. For the year ended December 31, 1997, no customer accounted for more than 10% of the Company's revenues.

19. Separate Financial Statements For Subsidiary Guarantors

  Pursuant to the terms of the indentures governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors must fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors. During 1998, Trico Supply and its wholly-owned subsidiary, Trico Shipping, AS, executed guarantees of the Senior Notes that were deemed to be effective December 2, 1997.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

  Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

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

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRICO MARINE SERVICES, INC.
                                         (Registrant)

                                                 /s/ Thomas E. Fairley
                                        By:_____________________________________
                                                   Thomas E. Fairley
                                         President and Chief Executive Officer
Date: March 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Thomas E. Fairley            President, Chief Executive   March 27, 2000
______________________________________  Officer and Director
          Thomas E. Fairley             (Principal Executive
                                        Officer)

       /s/ Ronald O. Palmer            Chairman of the Board        March 27, 2000
______________________________________
           Ronald O. Palmer

       /s/ Victor M. Perez             Vice President, Chief        March 27, 2000
______________________________________  Financial Officer and
           Victor M. Perez              Treasurer (Principal
                                        Financial Officer)

     /s/ Kenneth W. Bourgeois          Vice President and           March 27, 2000
______________________________________  Controller (Principal
         Kenneth W. Bourgeois           Accounting Officer)

         /s/ H. K. Acord               Director                     March 27, 2000
______________________________________
             H. K. Acord

      /s/ Benjamin F. Bailar           Director                     March 27, 2000
______________________________________
          Benjamin F. Bailar

      /s/ James C. Comis III           Director                     March 27, 2000
______________________________________
          James C. Comis III

   /s/ Edward C. Hutcheson, Jr.        Director                     March 27, 2000
______________________________________
       Edward C. Hutcheson, Jr.

        /s/ Joel V. Staff              Director                     March 27, 2000
______________________________________
            Joel V. Staff

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.

  Our audits on the consolidated financial statements referred to in our report dated February 15, 2000 appearing in the 1999 Annual Report to Shareholders of Trico Marine Services, Inc. (which report and consolidated financial statements are included in Item 8 in this Annual Report on Form 10-
K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                       PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 15, 2000

                                                                     Schedule II

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
              for the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

--------------------------------------------------------------------------------

         Column A           Column B    Column C   Column C  Column D  Column E
         --------           --------- ------------ -------- ---------- --------
                             Balance    Charged                        Balance
                               at      (Credited)  Charged              at end
                            beginning   to costs   to other               of
       Description          of period and expenses accounts Deductions  period
-------------------------------------------------------------------------------
           1999
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade........    $691       $(271)        --       --       $420
                              ====       =====       ====      ===       ====
           1998
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade........    $571       $ 120         --       --       $691
                              ====       =====       ====      ===       ====
           1997
Deducted in balance sheet
 from accounts receivable:
  Allowance for doubtful
   accounts--trade........    $610       $(310)      $271       --       $571
                              ====       =====       ====      ===       ====

                          TRICO MARINE SERVICES, INC.

                                 EXHIBIT INDEX

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                                                               Pages
 -------                                                           ------------
   3.1   Amended and Restated Certificate of Incorporation of
         the Company.(1)

   3.2   Bylaws of the Company, as amended.(1)

   4.1   Specimen Common Stock Certificate.(2)

   4.2 Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc., Trico Marine International Holdings,
         B.V., Saevik Supply ASA, Saevik Shipping AS, and Chase
         Bank of Texas, National Association, as Trustee
         ("Indenture").(3)

   4.3   Form of Note and Subsidiary Guarantee under the
         Indenture.(3)

   4.4 Rights Agreement dated as of February 19, 1998 between the Company and ChaseMellon Shareholder Services,
         L.L.C., as Rights Agent.(4)

   4.5   Form of Rights Certificate and of Election to
         Exercise.(4)

   4.6   Certificate of Designations for the Company's Series AA
         Participating Cumulative Preference Stock.(4)

  10.1 Form of Indemnity Agreement by and between the Company and each of the Company's directors.(2)

  10.2 Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets,
         Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.(5)

  10.3 First Amendment effective as of September 30, 1999 to the Third Amended and restated Revolving Credit
         Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.(6)

  10.4 Second Amendment effective as of December 31, 1999 to the Third Amended and restated Revolving Credit
         Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine
         Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.

  10.5   Loan Agreement dated as of June 23, 1998 between Saevik
         Shipping, AS, Den Norske Bank, ASA, as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof.(7)

  10.6 Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and
         Executive Capital Partners I LP.(5)

  10.7 Stockholders' Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and
         Executive Capital Partners I LP.(5)

  10.8   The Company's 1996 Incentive Compensation Plan.(2)+

  10.9   The Company's 1993 Stock Option Plan.(2)+

 10.10   Form of Stock Option Agreement under the 1993 Stock
         Option Plan.(2)+

 10.11   Form of Option Agreement under the 1996 Incentive
         Compensation Plan.(2)+

 10.12   Form of Noncompetition, Nondisclosure and Severance
         Agreements between the Company and each of its Executive Officers.(2)+

                                                           Sequentially
 Exhibit                                                     Numbered
 Number                                                        Pages
 -------                                                   ------------
 11.1    Computation of Earnings Per Share.

 21.1    Subsidiaries of the Company.

 23.1    Consent of PricewaterhouseCoopers.

 27.1    Financial Data Schedule.

-------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated November 19, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 6, 1998.
(5) Incorporated by reference to the Company's quarterly report on Form 10-Q filed on August 16, 1999 for the quarter ended June 30, 1999.
(6) Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 12, 1999 for the quarter ended September 30, 1999.
(7) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K dated March 26, 1999.
 +  Management Contract or Compensation Plan or Arrangement.