Form 10-Q
period 2000-03-31
TRICO MARINE SERVICES INC
filed 2000-05-12
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

         [X]      Quarterly Report Pursuant to Section 13  or 15(d) of
                    the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2000

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

                          Yes  [X]      No [ ]

    As of May 10, 2000, there were 28,390,416 shares outstanding of the Registrant's Common Stock, par value $.01 per share.



                      PART I.   FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                           (Dollars in thousands)

                                                                                March 31,     December 31,
                                                                                  2000           1999
                                                                               -----------   -------------
                                        ASSETS
     Current assets:
             Cash and cash equivalents                                         $    5,688    $    5,898
             Restricted cash                                                          336           566
             Accounts receivable, net                                              21,052        24,141
             Prepaid expenses and other current assets                              5,435         4,740
                                                                               -----------   -------------
                   Total current assets                                            32,511        35,345
                                                                               -----------   -------------

    Property and equipment, at cost:
             Land and buildings                                                     3,732         3,727
             Marine vessels                                                       608,159       619,544
             Construction-in-progress                                               2,035         3,250
             Transportation and other                                               3,938         3,960
                                                                               -----------   -------------
                                                                                  617,864       630,481

     Less accumulated depreciation and amortization                                83,884        77,093
                                                                               -----------   -------------

             Net property and equipment                                           533,980       553,388
                                                                               -----------   -------------

     "Goodwill, net"                                                               95,995       101,762
     Other assets                                                                  36,754        40,084
                                                                               -----------   -------------
                                                                               $  699,240    $  730,579
                                                                               ===========   =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                                 $    7,361    $    7,618
             Accounts payable                                                       8,529         9,467
             Accrued expenses                                                       7,044         7,935
             Accrued interest                                                       4,859        11,746
             Income taxes payable                                                      57            57
                                                                               -----------   -------------

                  Total current liabilities                                        27,850        36,823
                                                                               -----------   -------------

     Long-term debt                                                               400,424       393,510
     Deferred income taxes, net                                                    22,160        27,279
     Other non-current liabilities                                                  2,740         2,859
                                                                               -----------   -------------
                 Total liabilities                                                453,174       460,471
                                                                               -----------   -------------

     Commitments and contingencies

     Stockholders' equity:
             Common stock, $.01 par value, authorized 40,000,000 shares,
               issued  28,462,448 shares, outstanding 28,390,416 shares               285           285
             Additional paid-in capital                                           265,031       265,031
             Retained earnings                                                     28,116        37,176
             Accumulated other comprehensive loss                                 (47,365)      (32,383)
             Treasury stock, at par value, 72,032 shares                               (1)           (1)
                                                                               -----------   -------------
                 Total stockholders' equity                                       246,066       270,108
                                                                               -----------   -------------
                                                                               $  699,240    $  730,579
                                                                               ===========   =============

        The accompanying notes are an integral part of these consolidated financial statements.




                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                           (Dollars in thousands)



                                                         Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       2000             1999
                                                   ------------    ------------
     Revenues:
          Charter hire                             $    26,356     $    28,286
          Other vessel income                               25              32
                                                   ------------    ------------

                Total revenues                          26,381          28,318
                                                   ------------    ------------

     Operating expenses:
          Direct vessel operating expenses and other    15,813          17,338
          General and administrative                     2,544           2,534
          Amortization of marine inspection costs        3,889           3,252
                                                   ------------    ------------

                Total operating expenses                22,246          23,124
                                                   ------------    ------------

     Depreciation and amortization expense               8,548           8,004
                                                   ------------    ------------

     Operating loss                                     (4,413)         (2,810)

     Interest expense                                    8,344           7,791
     Amortization of deferred financing costs              349             478
     Other income, net                                    (180)            (58)
                                                   ------------    ------------

     Loss before income taxes                          (12,926)        (11,021)

     Income tax benefit                                 (3,865)         (3,678)
                                                   ------------    ------------

     Net loss                                      $    (9,061)    $    (7,343)
                                                   ============    ============




     Basic earnings per common share:
          Net loss                                 $     (0.32)    $     (0.36)
                                                   ============    ============

          Average common shares outstanding         28,390,416      20,378,416
                                                   ============    ============


     Diluted earnings per common share:
          Net loss                                  $    (0.32)     $    (0.36)
                                                   ============    ============

          Average common shares outstanding         28,390,416      20,378,416
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                           (Dollars in thousands)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             ------------------------
                                                                                2000          1999
                                                                             ----------   -----------
     Net loss                                                                $  (9,061)   $  (7,343)
     Adjustments to reconcile net loss to net cash used
             in operating activities:
             Depreciation and amortization                                      12,843       11,732
             Deferred income taxes                                              (3,865)      (3,634)
     Changes in operating assets and liabilities:
             Restricted cash                                                       228          173
             Accounts receivable                                                 2,679        4,296
             Prepaid expenses and other current assets                          (1,298)      (1,800)
             Accounts payable and accrued expenses                              (8,499)      (8,631)
             Other, net                                                            285         (624)
                                                                             ----------   -----------

                  Net cash used in operating activities                         (6,688)      (5,831)
                                                                             ----------   -----------

     Cash flows from investing activities:
             Purchases of property and equipment                                (1,979)      (4,897)
             Deferred marine inspection costs                                   (1,146)      (4,380)
             Other                                                                 (43)        (424)
                                                                             ----------   -----------

                  Net cash used in investing activities                         (3,168)      (9,701)
                                                                             ----------   -----------

     Cash flows from financing activities:
             Proceeds from issuance of long-term debt                           12,000       21,000
             Repayment of long-term debt                                        (2,175)     (10,174)
             Deferred financing costs and other                                    (11)        (224)
                                                                             ----------   -----------

                  Net cash provided by financing activities                      9,814       10,602
                                                                             ----------   -----------

     Effect of exchange rate changes on cash and cash equivalents                 (168)         (87)
                                                                             ----------   -----------

     Net decrease in cash and cash equivalents                                    (210)      (5,017)

     Cash and cash equivalents at beginning of period                            5,898        8,737
                                                                             ----------   -----------

     Cash and cash equivalents at end of period                              $   5,688    $   3,720
                                                                             ==========   ===========

     Supplemental information:
          Income taxes paid                                                  $       -    $       6
                                                                             ==========   ===========


          Interest paid                                                      $  15,241    $  13,883
                                                                             ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.





                 TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (Unaudited)

                            (Dollars in thousands)



                                                         Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2000           1999
                                                       ----------    -----------

     Net loss                                          $  (9,061)    $   (7,343)

     Other comprehensive loss, net of tax:
          Foreign currency translation adjustments       (14,982)        (3,035)
                                                       ----------    -----------


     Comprehensive loss                                $ (24,043)    $  (10,378)
                                                       ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.




               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1999.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity or cash flows.

2.   EARNINGS PER SHARE:

For the three-month periods ending March 31, 2000 and 1999, options to purchase 1,808,980 and 1,832,480 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

4.   INCOME TAXES:

The Company's effective income tax rates for the three-month periods ended March 31, 2000 and March 31, 1999 were 30% and 33%, respectively. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5.   NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is, as amended, effective for all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

6.   SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income
(loss). The U.S. segment represents the Company's domestic operations. The North Sea segment includes Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-months ended March 31, 2000 and 1999 are as follows:

March 31, 2000                             U.S.        NORTH SEA       OTHER         TOTALS
                                       ----------     -----------    ---------     ----------
Revenues from external customers       $  13,979      $   10,343     $   2,077     $   26,399
Intersegment revenues                         36              --            --             36
Segment net income (loss)                 (7,077)         (1,468)         (516)        (9,061)
Segment total assets                     587,215         368,544        40,707        996,466


March 31, 1999                            U.S.     NORTH SEA      OTHER       TOTALS
                                       ---------  -----------   ---------  -----------
Revenues from external customers       $  11,500   $  14,696     $ 2,090    $   28,286
Intersegment revenues                        216         ---         ---           216
Segment net income (loss)                 (9,065)      2,282        (560)       (7,343)
Segment total assets                     601,986     402,926      42,593     1,047,505


A reconciliation of segment data to consolidated data as of March 31, 2000 and 1999 is as follows:


                                                                   2000             1999
                                                                 --------         --------
Revenues
     Total revenues from external customers and intersegment
       revenues for reportable segments......................   $  26,435       $    28,502
     Elimination of intersegment revenues....................         (36)             (216)
                                                                -----------      ----------
                            Total consolidated revenues......   $  26,399       $    28,286
                                                                ===========      ==========
Assets
     Total assets for reportable segments....................   $ 996,466       $ 1,047,505
     Elimination of intersegment receivables.................      (2,492)           (1,147)
     Elimination of investment in subsidiaries...............    (294,734)         (290,973)
                                                                -----------      ----------
                             Total consolidated assets.......   $ 699,240       $   755,385
                                                                ===========      ==========




7.   SALE OF LIFTBOATS:

On April 10, 2000 the Company entered into a definitive agreement whereby Superior Energy Services, Inc. agreed to acquire the Company's six liftboats for $14,000,000 in cash. The sale of four of the liftboats was closed on May 10, 2000 and the sale of the remaining two liftboats is expected to close before June 1, 2000. The Company will recognize a gain of approximately $2,600,000, after taxes, on the sale of the liftboats. All proceeds from the sale will be used to reduce outstanding debt under the Company's bank credit facility.



   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2000 were $26.4 million, a decrease of 6.8% compared to the $28.3 million in revenues for the first quarter of 1999. Low oil prices experienced in 1998 and early 1999 resulted in a decrease in offshore industry activity, which resulted in decreases in average day rates and utilization for our vessels. Additionally, the entry of newly-built vessels into markets where we operate contributed to an increased competitive environment, which also depressed day rates and utilization rates. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                        2000          1999
                                        ----          ----
Average Day Rates:
Supply                                $ 3,347       $ 3,662
Supply /Anchor Handling (N. Sea)        8,650        11,451
Lift                                    3,963         4,580
Crew/line handling                      2,285         1,898

Utilization:
Supply                                   70%           56%
Supply /Anchor Handling (N. Sea)         73%           87%
Lift                                     44%           47%
Crew/line handling                       76%           81%

Average no. of Vessels:

Supply                                  53.0          52.0
Supply /Anchor Handling (N. Sea)        18.0          17.0
Lift                                     6.0           6.0
Crew/line handling                      22.0          22.0


Supply boat day rates in the Gulf for the first quarter of 2000 decreased 8.6% to $3,347, compared to $3,662 for the first quarter of 1999. The utilization rate for the Gulf supply boats increased to 70% for the first quarter of 2000, compared to 56% for the year-ago period due to improved market conditions in the Gulf and reduced vessel downtime for drydocking and refurbishment. The utilization rate for both periods includes the impact of the de-activation, or stacking, of 10 supply boats in the Gulf.

Day rates for the our North Sea vessels averaged $8,650 for the first quarter of 2000 compared to $11,451 for the first quarter of 1999. Day rates in the North Sea decreased in the 2000 first quarter due to decreased demand in the North Sea compared to the year-ago period. Utilization was 73% for the first quarter of 2000, compared to 87% for the first quarter of 1999. As a result of low market day rates and utilization, we elected to de-activate two of our North Sea PSV's in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999. North Sea utilization in the first quarter of 2000 was adversely affected by vessel downtime for the drydocking of three vessels. Additionally, during the first quarter of 2000 we mobilized two North Sea vessels to other international areas in response to new contract awards. Late in the first quarter of 2000, we began to experience increases in utilization and day rates for our vessels in the North Sea.

Lift boat  day  rates  averaged $3,963 for the quarter, a decrease of 13.5%
compared to $4,580 for the  comparable  1999  period.   Utilization for our
lift boats decreased to 44%, compared to 47% for the year-ago period.

Day rates for crew boats and line handling vessels increased to $2,285 for the first quarter, from $1,898 for the first quarter of 1999. Day rates improved for both our Gulf crew boats and our line handling vessels operating in Brazil. Utilization for the crew boats and line handling vessels decreased to 76% for the first quarter of 2000, compared to 81% for the comparable 1999 period. Three of our line handling vessels in Brazil were drydocked during the quarter prior to commencement of new two-year charters.

During the first quarter of 2000, direct vessel operating expenses decreased to $15.8 million (59.9% of revenues) compared to $17.3 million (61.2% of revenues) for the first quarter of 1999. This decrease was due to cost reduction measures we implemented and the de-activation of three PSV's in the North Sea. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with three new vessels that were placed into service in the first half of 1999.

Depreciation and amortization expense increased to $8.5 million for the first quarter 2000, up from $8.0 million for the year-ago period as a result of our expanded vessel fleet. Amortization of marine inspection costs increased to $3.9 million for the quarter ended March 31, 2000, from $3.3 million in the comparable 1999 period, due to the increased drydocking and marine inspection costs which we incurred in 1997, 1998 and early 1999, due to our Gulf supply boat upgrade and refurbishment program.

Our general and administrative expenses were unchanged at $2.5 million in the first quarter of 2000. However, general and administrative expenses increased to 9.6% of revenue in the first quarter of 2000, compared to 8.9% of revenue in the first quarter of 1999, due to the decrease in average day rates for our Gulf supply boats and our North Sea vessels.

Interest expense increased to $8.3 million for the first quarter of 2000 from $7.8 million for the first quarter of 1999 due to higher average interest rates.

In the first quarter of 2000, we had an income tax benefit of $3.9 million compared to an income tax benefit of $3.7 million in the 1999 period. Our effective income tax rate for the three-month period ended March 31, 2000 was 30%. The variance from our statutory rate is due to income contributed by our Norwegian operations, which is deferred at the Norwegian statutory rate of 28%, due to our intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Our ongoing capital requirements arise primarily from our need to service debt, fund working capital, acquire, maintain or improve equipment and make other investments. Over the past several years we have also enhanced our position as a leading supplier of marine support services by acquiring vessel fleets and by diversifying into international markets. Historically, internally generated funds and equity and debt financing had provided funding for these activities. However, due to the reduction in industry activity and the resulting decreases in day rates and utilization rates, we experienced a net loss during 1999 and the first quarter of 2000. As a result, our capital requirements have been primarily funded through the issuance of additional equity and the incurrence of debt.

During 1999, we completed vessel construction and upgrade projects that we committed to prior to the downturn in industry activity. Additionally, during the second quarter of 1999 we completed our vessel improvement program that consisted of the extensive upgrade and refurbishment of a significant portion of our Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and in the first half of 1999, we believe that it extended the service lives of many of our vessels and will significantly reduce required capital expenditures in 2000 and beyond. Capital expenditures for the first quarter of 2000 consisted of $2.0 million for vessel improvements, and $1.1 million of U.S. Coast Guard drydocking costs.

Funds during the first three months of 2000 were provided by $12.0 million in borrowings under our bank credit facilities. During the period, we used $6.7 million in funds for operating activities, repaid $2.2 million of debt and made capital expenditures totaling $3.1 million, which included $1.1 million of deferred marine inspection costs. Other capital expenditures during the period consisted of vessel improvements.

We have outstanding $280.0 million in aggregate principal amount of 8 1/2 % Senior Notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. Except in certain circumstances, the senior notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions. As a result of our 1999 and first quarter 2000 operating results, we can now only incur additional debt of approximately $37.6 million beyond that presently outstanding.

We maintain a $52.5 million bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of May 11, 2000, we had approximately $36.3 million of debt outstanding under the bank credit facility and the weighted average interest rate for the bank credit facility was 9.72%. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Due to our 1999 operating results, the financial covenants contained in the bank credit facility have been amended twice within the past year. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We maintain a Norwegian revolving credit facility in the amount of NOK 550 million ($65.2 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.9 million) every six months, with the balance of the commitment to expire in June 2003. As of May 11, 2000, we had approximately NOK 475 million ($56.3 million) of debt outstanding under the facility. The weighted average interest rate for the Norwegian bank facility was 6.45% as of March 31, 2000. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($14.8 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.5 million) every six months, beginning June 2001, with the balance of the commitment to expire June 2003. As of May 11, 2000, we had no debt outstanding under the additional facility. The two Norwegian bank facilities are collateralized by security interests in certain of our North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian bank facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

As a result of the reduction in industry activity and resulting decrease in day rates and utilization rates, and the completion, during 1999, of significant capital expenditures relating to vessel construction and upgrade projects, capital expenditures for the remainder of 2000 will be limited to regulatory-mandated vessel dry-docking costs.

In April 2000 we entered into an agreement to sell our six liftboats for $14.0 million in cash. As a result of the sale, we will recognize a gain, after taxes, of approximately $2.6 million. As of May 10, 2000, we have closed on the sale of four of the liftboats and received proceeds of $8.7 million which were applied to our bank credit facility. Upon the closing of the remaining two liftboats, expected to occur by June 1, 2000, the remaining $5.3 million in proceeds will also be applied to amounts outstanding under our bank credit facility.

We believe that cash generated from our operations, together with available borrowings under our bank credit facility and additional borrowings permitted under the indenture governing the senior notes, will be sufficient to fund our working capital requirements and currently planned capital expenditures. While we position ourselves for industry conditions to improve, we also intend to position ourselves to pursue any acquisition opportunities that we believe may be presented in our selected market areas. In order to improve our financial flexibility, during 2000, subject to market conditions, we will consider raising additional equity. However, we can give no assurances regarding the availability or terms of any of the possible transactions under consideration, and we could be adversely affected if we are unable to consummate such transactions or if the terms are not favorable to us.

CAUTIONARY STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies, scheduled drydockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the Company's dependence on the oil and gas industry and the volatility of that industry, the Company's ability to manage growth, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures primarily include interest rate and exchange rate fluctuations on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading".

We have entered into a number of variable and fixed rate debt obligations, demoninated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner). The instruments are subject to interest rate risk. We manage this risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio. We also enter into interest rate swap agreements, when considered appropriate, in order to manage our interest rate exposure.

Our foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage our foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At March 31, 2000, we had no open foreign currency forward exchange contracts.

Our market risk estimates have not changed materially from those disclosed in our 1999 Form 10-K, incorporated herein by reference.


                       PART II.    OTHER INFORMATION

                ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         3.1  Amended  and  Restated  Certificate  of  Incorporation of the
              Company.{1}

         3.2  By Laws of the Company.{1}

         4.1  Specimen Common Stock Certificate.{2}

         4.2 Third Amendment effective as of March 31, 2000 to the Third Amended and Restated Revolving Credit Agreement dated as of May 10, 2000 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.

        11.1  Computation of Earnings Per Share.

        27.1  Financial Data Schedule.

(b) Reports on Form 8-K:

         None.

______________________
      1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

      2 Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRICO MARINE SERVICES, INC.






Date: May 12, 2000         By:   /S/ KENNETH W. BOURGEOIS
                              ----------------------------------
                              Kenneth W. Bourgeois
                              Chief Accounting Officer and duly authorized
                                officer