Form 10-Q
period 2000-06-30
TRICO MARINE SERVICES INC
filed 2000-08-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

          X       Quarterly Report Pursuant to Section 13  or 15(d) of
        -----       the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2000

        -----      Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period _________  to _________

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

                          Yes  X     No
                              ----      ----

   As of August 7, 2000 there were 36,000,273 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                  TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                            (Dollars in thousands)

                                                                                      June 30     December 31,
                                                                                        2000          1999
                                                                                     ----------    ----------
       ASSETS
     Current assets:
             Cash and cash equivalents                                               $   27,577    $    5,898
             Restricted cash                                                                330           566
             Accounts receivable, net                                                    24,912        24,141
             Prepaid expenses and other current assets                                    5,262         4,740
                                                                                     ----------    ----------
                   Total current assets                                                  58,081        35,345
                                                                                     ----------    ----------
     Property and equipment, at cost:
             Land and buildings                                                           3,733         3,727
             Marine vessels                                                             590,429       619,544
             Construction-in-progress                                                     3,930         3,250
             Transportation and other                                                     2,343         3,960
                                                                                     ----------    ----------
                                                                                        600,435       630,481

     Less accumulated depreciation and amortization                                      87,330        77,093
                                                                                     ----------    ----------
             Net property and equipment                                                 513,105       553,388
                                                                                     ----------    ----------

     Goodwill, net                                                                       93,702       101,762
     Other assets                                                                        33,317        40,084
                                                                                     ----------    ----------
                                                                                     $  698,205    $  730,579
                                                                                     ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                                       $    9,026    $    7,618
             Accounts payable                                                             8,924         9,467
             Accrued expenses                                                             7,147         7,935
             Accrued interest                                                             9,212        11,746
             Income taxes payable                                                            56            57
                                                                                     ----------    ----------
                  Total current liabilities                                              34,365        36,823
                                                                                     ----------    ----------

     Long-term debt                                                                     333,652       393,510
     Deferred income taxes, net                                                          19,827        27,279
     Other non-current liabilities                                                        2,245         2,859
                                                                                     ----------    ----------
                 Total liabilities                                                      390,089       460,471
                                                                                     ----------    ----------

     Commitments and contingencies

     Stockholders' equity:
             Common stock, $.01 par value, 55,000,000 and 40,000,000 shares authorized, 36,072,305 and 28,462,448 shares issued and
                36,000,273 and 28,390,416 shares outstanding at June 30, 2000
                and December 31, respectively                                               361           285
             Additional paid-in capital                                                 335,526       265,031
             Retained earnings                                                           24,656        37,176
             Accumulated other comprehensive loss                                       (52,426)      (32,383)
             Treasury stock, at par value, 72,032 shares                                     (1)           (1)
                                                                                     ----------    ----------
                 Total stockholders' equity                                             308,116       270,108
                                                                                     ----------    ----------
                                                                                     $  698,205    $  730,579
                                                                                     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                (In thousands, except share and per share amounts)

                                                                  Three Months Ended           Six  Months  Ended
                                                                       June 30,                      June 30,
                                                               ------------------------     -------------------------
                                                                   2000         1999            2000          1999
                                                               -----------  -----------     -----------   -----------
     Revenues:
          Charter hire                                         $    29,456  $    26,617     $    55,812   $    54,903
          Other vessel income                                           26           47              51            79
                                                               -----------  -----------     -----------   -----------

                Total revenues                                      29,482       26,664          55,863        54,982
                                                               -----------  -----------     -----------   -----------

     Operating expenses:
          Direct vessel operating expenses and other                17,149       16,736          32,962        34,074
          Asset write-down                                               0        1,111               0         1,111
          General  and administrative                                2,761        2,921           5,305         5,455
          Amortization of marine inspection costs                    3,545        3,444           7,434         6,696
                                                               -----------  -----------     -----------   -----------

                Total operating expenses                            23,455       24,212          45,701        47,336
                                                               -----------  -----------     -----------   -----------

     Depreciation and amortization expense                           8,508        8,098          17,056        16,102
                                                               -----------  -----------     -----------   -----------

     Operating loss                                                 (2,481)      (5,646)         (6,894)       (8,456)

     Interest expense                                                7,727        7,722          16,071        15,513
     Amortization of deferred financing costs                          367          491             716           969
     Gain on sale of assets                                         (3,923)           -          (3,923)            -
     Other income, net                                                (152)        (237)           (332)         (295)
                                                               -----------  -----------     -----------   -----------

     Loss before income taxes and extraordinary item                (6,500)     (13,622)        (19,426)      (24,643)

     Income tax benefit                                             (2,325)      (4,616)         (6,190)       (8,294)
                                                               -----------  -----------     -----------   -----------

     Loss before extraordinary item                                 (4,175)      (9,006)        (13,236)      (16,349)

     Extraordinary item, net of taxes                                  715       (1,830)            715        (1,830)
                                                               -----------  -----------     -----------   -----------

     Net loss                                                  $    (3,460) $   (10,836)    $   (12,521)  $   (18,179)
                                                               ===========  ===========     ===========   ===========

     Basic and diluted earnings per common share:
          Loss before extraordinary item                       $     (0.13) $     (0.39)    $     (0.45) $     (0.75)

          Extraordinary item, net of taxes                            0.02        (0.08)           0.03        (0.09)
                                                               -----------  -----------     -----------   -----------

          Net loss                                             $     (0.11) $     (0.47)    $     (0.42) $     (0.84)
                                                               ===========  ===========     ===========   ===========

          Average common shares outstanding                     30,683,250   22,975,339      29,536,833   21,684,051
                                                               ===========  ===========     ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                               (In thousands)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                                2000          1999
                                                                              --------      --------

     Net loss                                                                 $(12,521)     $(18,179)
     Adjustments to reconcile net loss to net cash provided
             by operating activities:
             Depreciation and amortization                                      25,165        23,742
             Deferred income taxes                                              (5,805)       (8,339)
             Gain on sales of assets                                            (3,923)            -
             Asset write-off                                                         -         1,111
             Extraordinary item                                                   (715)        1,830
     Changes in operating assets and liabilities:
             Restricted cash                                                       228           164
             Accounts receivable                                                (1,117)        3,490
             Prepaid expenses and other current assets                          (1,252)       (1,805)
             Accounts payable and accrued expenses                              (2,911)       (1,178)
             Other, net                                                            507          (338)
                                                                              --------      --------

                  Net cash provided by (used in) operating activities           (2,344)          498
                                                                              --------      --------

     Cash flows from investing activities:
             Purchases of property and equipment                                (2,918)       (8,832)
             Deferred marine inspection costs                                   (3,148)       (7,855)
             Proceeds from sales of assets                                      14,000            37
             Other                                                                (272)         (260)
                                                                              --------      --------

                  Net cash provided by (used in) investing activities            7,662       (16,910)
                                                                              --------      --------

     Cash flows from financing activities:
             Proceeds from issuance of common stock, net of expenses            39,006        46,454
             Proceeds from issuance of long-term debt                           28,400        41,238
             Repayment of long-term debt                                       (50,683)      (47,332)
             Deferred financing costs and other                                   (154)       (1,180)
                                                                              --------      --------

                  Net cash provided by financing activities                     16,569        39,180
                                                                              --------      --------

     Effect of exchange rate changes on cash and cash equivalents                 (208)         (165)
                                                                              --------      --------

     Net increase in cash and cash equivalents                                  21,679        22,603

     Cash and cash equivalents at beginning of period                            5,898         8,737
                                                                              --------      --------

     Cash and cash equivalents at end of period                               $ 27,577      $ 31,340
                                                                              ========      ========


     Supplemental information:
          Income taxes paid                                                   $      -      $      7
                                                                              ========      ========

          Interest paid                                                       $ 17,601      $ 15,328
                                                                              ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                (Unaudited)

                               (In thousands)




                                                           Three Months Ended            Six Months Ended
                                                                  June 30,                   June 30,
                                                         ----------------------       ----------------------
                                                           2000          1999           2000          1999
                                                         --------      --------       --------      --------

     Net loss                                            $ (3,460)     $(10,836)      $(12,521)     $(18,179)
                                                         --------      --------       --------      --------

     Other comprehensive loss, net of tax:
          Foreign currency translation adjustments         (5,061)       (2,425)       (20,043)       (5,460)
                                                         --------      --------       --------      --------


     Comprehensive loss                                  $ (8,521)     $(13,261)      $(32,564)     $(23,639)
                                                         ========      ========       ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.


               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1999.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net loss, total stockholders' equity or cash flows.

2.   EARNINGS PER SHARE:

For the three-month and six-month periods ending June 30, 2000 and 1999, options to purchase 2,128,480 and 1,841,855 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

4.   INCOME TAXES:

The Company's effective income tax rates for the three-month periods ended June 30, 2000 and June 30, 1999 were 36% and 34%, respectively, and for the six-month periods ended June 30, 2000 and 1999, 32% and 34%, respectively. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

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

6.   SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income
(loss). The U.S. segment represents the Company's domestic operations. The North Sea segment primarily includes Norway and the United Kingdom, and the Other segment mainly represents the Company's Brazilian operations. Segment data as of and for the three-month and six-month periods ended June 30, 2000 and 1999 are as follows:

  Three Months Ended June 30, 2000          U.S.      NORTH SEA      OTHER       TOTALS
  --------------------------------      ----------   ----------    ---------  ----------
Revenues from external customers        $   13,852   $   13,238    $   2,392  $   29,482
Intersegment revenues                           36          ---          ---          36
Segment net income (loss)                   (4,390)       1,461         (531)     (3,460)


  Three Months Ended June 30, 1999           U.S.     NORTH SEA      OTHER       TOTALS
  --------------------------------      ----------   ----------    ---------  ----------
Revenues from external customers        $    9,622   $   14,869    $   2,173  $   26,664
Intersegment revenues                           36          ---          ---          36
Segment net income (loss)                  (12,743)       2,298         (391)    (10,836)


  Six Months Ended June 30, 2000             U.S.     NORTH SEA      OTHER       TOTALS
  --------------------------------      ----------   ----------    ---------  ----------
Revenues from external customers        $   27,831   $   23,563    $   4,469   $  55,863
Intersegment revenues                           72          ---          ---          72
Segment net loss                           (11,467)          (7)      (1,047)    (12,521)
Segment total assets                       579,062      362,191       40,260     981,513


  Six Months Ended June 30, 1999             U.S.     NORTH SEA       OTHER      TOTALS
  --------------------------------      ----------   ----------    ---------  ----------
Revenues from external customers            21,122       29,597        4,263      54,982
Intersegment revenues                          252          ---          ---         252
Segment net income (loss)                  (21,808)       4,580         (951)    (18,179)
Segment total assets                       621,620      399,048       42,164   1,062,832



A reconciliation of segment data to consolidated data as of and for the three-month and six-month periods ended June 30, 2000 and 1999 is as follows:

                                                                           Three months ended June 30,
                                                                           ---------------------------
                                                                               2000           1999
                                                                            ---------      ---------
 Revenues
      Total revenues from external customers and intersegment revenues
        for reportable segments                                             $  29,518      $  26,700
      Elimination of intersegment revenues                                        (36)           (36)
                                                                            ---------      ---------
                         Total consolidated revenues                        $  29,482      $  26,664
                                                                            =========      =========


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                               2000           1999
                                                                            ---------      ---------
Revenues
      Total revenues from external customers and intersegment revenues
        for reportable segments                                             $  55,935      $  55,234
      Elimination of intersegment revenues                                        (72)          (252)
                                                                            ---------      ---------
                         Total consolidated revenues                        $  55,863      $  54,982
                                                                            =========      =========

                                                                                   AS OF JUNE 30,
                                                                            ---------------------------
                                                                               2000           1999
                                                                            ---------      ------------
Assets
      Total assets for reportable segments                                  $1,062,832      $1,062,832
      Elimination of intersegment receivables                                   (2,679)         (1,342)
      Elimination of investment in subsidiaries                               (280,629)       (289,683)
                                                                            -----------     -----------
                         Total consolidated assets                           $ 698,205       $ 771,807
                                                                            ==========     ============


7.   SALE OF LIFTBOATS:

In May, 2000 the Company sold its six liftboats for $14,000,000 in cash. The Company recognized a gain of approximately $3,923,000, before taxes, on the sale and all proceeds from the sale were used to reduce outstanding debt under the Company's bank credit facility.

8.   PUBLIC OFFERING OF COMMON STOCK:

In May, 2000 the Company completed a public offering of 4,500,000 shares of $.01 par value common stock. The proceeds received from the offering were $39,006,000, net of underwriting discounts and other costs of $1,494,000. Of the net proceeds, $31,624,000 was used to repay amounts outstanding under the Company's bank credit facility plus related accrued interest and the balance of the proceeds was used for working capital.

9.   EXCHANGE OF COMMON STOCK FOR SENIOR NOTES:

In June, 2000 the Company exchanged 3,109,857 shares of $.01 par value common stock for $32,140,000 face amount, plus accrued interest, of its $280,000,000 8 1/2 % senior notes due 2005. In connection with the exchange, the Company recognized an extraordinary gain of approximately $715,000, after taxes of $386,000 and the write-off of unamortized debt issuance costs.



   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

                           RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 2000 were $29.5 million and $55.9 million, respectively, compared to the $26.7 million and $55.0 million in revenues for the second quarter and first six months of 1999, respectively. This increase in revenues was principally due to the increase in average vessel day rates and utilization for our Gulf supply boats. Low oil prices experienced in 1998 and early 1999 resulted in a decrease in offshore industry activity, which resulted in decreases in average day rates and utilization of our vessels. Additionally, the entry of newly built vessels into markets where we operate contributed to an increased competitive environment, which also depressed day rates and utilization rates. Such decreases in day rates and utilization were most pronounced during the first three quarters of 1999, in the case of 1the Gulf, and in late 1999 and the first quarter of 2000 for the North Sea. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.


                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                        ---------------------------         -------------------------
                                           2000            1999                 2000            1999
                                           ----            ----                 ----            ----
Average Day Rates:
Supply                                   $ 3,409         $ 3,123              $ 3,379         $ 3,399
Supply/Anchor Handling (N. Sea)            9,802          10,093                9,259          10,496
Lift                                       3,891           4,016                3,942           4,296
Crew/Line Handling                         2,422           1,783                2,354           1,841

Utilization:
Supply                                      71%             52%                  70%             53%
Supply/Anchor Handling (N. Sea)             82%             95%                  77%             91%
Lift                                        50%             47%                  46%             47%
Crew/Line Handling                          74%             80%                  75%             81%

Average Number of Vessels:
Supply                                     53.0            53.0                 53.0            53.0
Supply/Anchor Handling (N. Sea)            18.0            17.0                 18.0            17.0
Lift                                        3.0             6.0                  4.5             6.0
Crew/Line Handling                         22.0            21.0                 22.0            21.0

Supply boat day rates in the Gulf for the second quarter and first six months of 2000 increased 9.2% to $3,409, compared to $3,123 for the second quarter of 1999, but were essentially unchanged for the first six months of 2000 compared to the first six months of 1999. Utilization for the Gulf supply boat fleet increased for the second quarter and six-month period to 71% and 70%, respectively, compared to 52% and 53% for the year-ago periods, due to improved market conditions in the Gulf and reduced vessel downtime for drydocking and refurbishment.

Average day rates for our North Sea vessels for the second quarter and first six months of 2000 decreased 2.9% to $9,802 and 11.8% to $9,259, respectively, compared to $10,093 and $10,496 for the comparable 1999 periods, due to decreased demand in the North Sea compared to the year-ago period, especially in the first quarter of 2000.

Utilization of our North Sea vessels was 82% and 77% for the second quarter and first six months of 2000, respectively, compared to 95% and 91% for the year-ago periods. As a result of low market day rates and utilization, which existed in 1999 and early 2000, we de-activated two of our North Sea PSV's in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999. North Sea utilization in the first quarter of 2000 was also adversely affected by vessel downtime for the drydocking of three vessels. Additionally, during the first quarter of 2000 we also mobilized two North Sea vessels to other international areas in response to new contract awards. Late in the first quarter of 2000, we began to experience increases in utilization and day rates for our vessels in the North
Sea and, as a result, in June we activated one of the three inactive PSV's. A second inactive PSV was activated and began working in July 2000.

Day rates for crew boats and line handling vessels increased 35.8 % to $2,422 for the second quarter, from $1,783 for the second quarter of 1999 due to new contracts we were awarded for several of our line handling vessels in Brazil and increases in day rates for crew boats in the Gulf. Utilization for the crew boats and line handling vessels decreased to 74% for the second quarter of 2000, compared to 80% for the comparable 1999 period, due to a high level of vessel drydocking for the line handling vessels in Brazil.

During the second quarter and first six months of 2000, direct vessel operating expenses were $17.1 million (58.2% of revenues) and $33.0 million (59.0% of revenues), respectively, compared to $16.7 million (62.8% of revenues) and $34.1 million (62.0% of revenues), for the second quarter and first six months of 1999. Direct vessel operating expenses decreased in the first six months of 2000 compared to the year-ago period due to cost controls that we implemented. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with two large new vessels that were placed into service in mid-1999. Direct vessel operating expenses as a percentage of revenues decreased due to the increase in utilization and average vessel day rates for our Gulf supply boats and the cost controls that we implemented.

Depreciation and amortization expense increased to $8.5 million and $17.1 million for the second quarter and first six months of 2000, respectively, up from $8.1 million and $16.1 million for the year-ago periods as a result of the new vessels added to the fleet. Amortization of marine inspection costs increased to $3.5 million and $7.4 million for the quarter and six month period ended June 30, 2000, respectively, from $3.4 million and $6.7 million in the comparable 1999 periods, due to increased drydocking and marine inspection costs which we incurred over the previous two years due to our fleet upgrade and refurbishment program.

General and administrative expenses decreased to $2.8 million (9.4% of revenues) and $5.3 million (9.5% of revenues) in the second quarter and first six months of 2000, respectively, from $2.9 million (11.0% of revenues) and $5.5 million (9.9% of revenues) for the 1999 periods. General and administrative expenses, as a percentage of revenues, decreased in the 2000 periods due to various cost control measures we implemented, and the increase in utilization and average day rates for our Gulf supply boats.

Interest expense was unchanged at $7.7 million for the second quarter of 2000 from $7.7 million for the second quarter of 1999.

In the second quarter and first six months of 2000, we had income tax benefits of $1.9 million and $5.8 million, respectively, compared to income tax benefits of $5.6 million and $9.3 million in the 1999 periods. Our effective income tax rate for the three-month period ended June 30, 2000 was 36%.


LIQUIDITY AND CAPITAL RESOURCES

Our ongoing capital requirements arise primarily from our need to service debt, fund working capital, acquire, maintain or improve equipment and make other investments. Historically, internally generated funds and equity and debt financing had provided funding for these activities. However, due to the reduction in industry activity, which occurred in 1998 and 1999, and the resulting decreases in day rates and utilization rates, we experienced a net loss during 1999 and the first six months of 2000. As a result, our capital requirements have been primarily funded through the issuance of additional equity and the incurrence of debt.

During 1999, we completed vessel construction and upgrade projects that we committed to prior to the downturn in industry activity. Additionally, during the second quarter of 1999 we completed our vessel improvement program that consisted of the extensive upgrade and refurbishment of a significant portion of our Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and in the first half of 1999, we believe that it extended the service lives of many of our vessels and will significantly reduce required capital expenditures in 2000 and beyond. Capital expenditures for the first six months of 2000 consisted principally of $2.9 million for vessel improvements, and $3.1 million of deferred marine inspection costs. Capital expenditures for the remainder of 2000 will be primarily limited to regulatory-mandated vessel dry-docking costs.

Funds during the first six months of 2000 were provided by $39.0 million in net proceeds from the issuance of common equity in a public offering, $14.0 million in proceeds from asset sales, and $28.4 million in borrowings under our bank credit facilities. During the first six months of 2000, we used $2.3 million in funds for operating activities, repaid $50.7 million of debt and made capital expenditures totaling $6.1 million, which included $3.1 million of deferred marine inspection costs. Other capital expenditures during the period consisted primarily of vessel improvements.

In May 2000 we closed on the sale of our six liftboats for $14.0 million in cash. As a result of the sale, we recognized a gain, before taxes, of approximately $3.9 million. Proceeds of the sale were used to reduce amounts outstanding under our bank credit facility.

In June 2000, we exchanged 3.1 million shares of our common stock for $32.1 million face amount, plus accrued interest, of our $280.0 million 8-1/2% senior notes due 2005. We now have outstanding approximately $247.9 million in senior notes. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. Except in certain circumstances, the senior notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

We maintain a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. In August 2000, we amended our $52.5 million revolving line of credit to reduce the facility amount to $45.0 million, decrease the interest margin and modify certain covenants. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of August 11, 2000, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a Norwegian revolving credit facility in the amount of NOK 500 million ($58.3 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.8 million) every six months, with the balance of the commitment to expire in June 2003. As of August 11, 2000, we had approximately NOK 450 million ($52.4 million) of debt outstanding under the facility. The weighted average interest rate for the Norwegian bank facility was 7.8% as of June 30, 2000. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($14.6 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.5 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of August 11, 2000, this additional facility was fully drawn. The weighted average interest rate for this additional Norwegian bank facility was 8.1% as of June 30, 2000. The two Norwegian bank facilities are collateralized by security interests in certain of our North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under the Norwegian bank facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

We believe that cash generated from our operations, together with available borrowings under our bank credit facilities and additional borrowings permitted under the indenture governing the senior notes, will be sufficient to fund our working capital requirements and currently planned capital expenditures. As we have previously stated, it has been our objective to improve our financial flexibility by taking steps to reduce financial leverage and improve liquidity. As part of that objective, we completed the transactions described above, including the issuance of common stock in connection with the equity offering and the senior note exchange, as well as the sale of the lift boats. We also intend to position ourselves to pursue any acquisition opportunities that we believe may be presented in our selected market areas. Depending upon the size of any acquisition, it is likely that we would require additional equity or debt financing. However, we can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

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

Our foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage our foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At June 30, 2000, we had no open foreign currency forward exchange contracts.

Our market risk estimates have not changed materially from those disclosed in our 1999 Form 10-K, incorporated herein by reference.



                        PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Stockholders of the Company was held on June 7, 2000 (the "Annual Meeting").

   (b) At the Annual Meeting, Ronald O. Palmer and Joel V. Staff were re-elected to serve until the annual meeting of stockholders for the year 2003. In addition to the directors elected at the Annual Meeting, the terms of Thomas E. Fairley, Benjamin F. Bailar, H.K. Acord, Edward C. Hutcheson, Jr. and James C. Comis, III continued after the Annual Meeting.

   (c) At the Annual Meeting, holders of shares of the Company's Common Stock elected two directors with the number of votes cast for and withheld for such nominees as follows:

                         NAME                 FOR              WITHHELD
                   ----------------    ----------------     ---------------
                   Ronald O. Palmer       25,998,842            278,075

                     Joel V. Staff        25,999,692            277,225

     With respect to the election of the directors, there were no abstentions and non-votes totaled 2,113,499.

     At the Annual Meeting, the stockholders voted on and approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 55,000,000 shares. Holders of 25,604,025 shares voted for, holders of 626,414 shares voted against and holders of 46,478 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 2,113,499.

     At the Annual Meeting, the stockholders also voted on and approved an amendment to the Company's Amended and Restated 1996 Incentive Compensation Plan to increase the number of shares of Common Stock available thereunder from 900,000 to 1,500,000. Holders of 22,658,975 shares voted for, holders of 3,554,560 shares voted against and holders of 63,382 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 2,113,499.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         3.1  Amended  and  Restated  Certificate  of  Incorporation of the
              Company. 1

         3.2 Amendment to the Amended and Restated Certificate of Incorporation of the Company.

         3.3  By Laws of the Company. 1

         4.1  Specimen Common Stock Certificate. 2

        11.1  Computation of Earnings Per Share.

        27.1  Financial Data Schedule.

____________________________
     1 Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

     2  Incorporated   by  reference  to  the  Company's  Registration
        Statement on Form S-1 (Registration Statement No. 333-2990).


(b) Reports on Form 8-K:

 (i) Report on Form 8-K dated May 11, 2000 reporting "Item 5 - Other Events and Item 7 -Financial Statements and Exhibits."

 (ii) Report on Form 8-K dated May 23, 2000 reporting "Item 5 - Other Events and Item 7 -Financial Statements and Exhibits."

 (iii) Report on Form 8-K dated May 23, 2000 reporting "Item 5 - Other Events and Item 7 -Financial Statements and Exhibits."

 (iv) Report on Form 8-K dated May 26, 2000 reporting "Item 5 - Other Events and Item 7 -Financial Statements and Exhibits."

 (v) Report on Form 8-K dated June 14, 2000 reporting "Item 5 - Other Events and Item 7 -Financial Statements and Exhibits."



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICO MARINE SERVICES, INC.





                              By: /s/ Kenneth W. Bourgeois
                                 ------------------------------------
                                      Kenneth W. Bourgeois
                                  Chief Accounting Officer and
                                     duly authorized officer


Date: August 14, 2000