Form 10-Q
period 2000-09-30
TRICO MARINE SERVICES INC
filed 2000-11-13
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

           X    Quarterly Report Pursuant to Section 13  or 15(d) of
                    the Securities Exchange Act of 1934
             For the quarterly period ended September 30, 2000

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

                            Yes    X      No
                                -------      --------

  As of November 9, 2000 there were 36,236,585 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


                                PART I.   FINANCIAL INFORMATION

                                ITEM 1.   FINANCIAL STATEMENTS

                         TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)

                                    (Dollars in thousands)
                                                                                                September 30,    December 31,
                                                                                                    2000             1999
                                                                                                -------------    ------------
       ASSETS
     Current assets:
             Cash and cash equivalents                                                          $  17,189        $   5,898
             Restricted cash                                                                          330              566
             Accounts receivable, net                                                              28,426           24,141
             Prepaid expenses and other current assets                                              4,333            4,740
                                                                                                -------------    ------------
                   Total current assets                                                            50,278           35,345
                                                                                                -------------    ------------
     Property and equipment, at cost:
             Land and buildings                                                                     3,771            3,727
             Marine vessels                                                                       576,584          619,544
             Construction-in-progress                                                               4,025            3,250
             Transportation and other                                                               2,542            3,960
                                                                                                -------------    ------------
                                                                                                  586,922          630,481

     Less accumulated depreciation and amortization                                                93,496           77,093
                                                                                                -------------    ------------
             Net property and equipment                                                           493,426          553,388
                                                                                                -------------    ------------

     Goodwill, net                                                                                 88,029          101,762
     Other assets                                                                                  31,880           40,084
                                                                                                -------------    ------------
                                                                                                $ 663,613        $ 730,579
                                                                                                =============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Current portion of long term debt                                                  $   4,540         $  7,618
             Accounts payable                                                                       7,678            9,467
             Accrued expenses                                                                       7,055            7,935
             Accrued interest                                                                       5,236           11,746
             Income taxes payable                                                                      46               57
                                                                                                -------------    ------------
                  Total current liabilities                                                        24,555           36,823
                                                                                                -------------    ------------

     Long-term debt                                                                               326,828          393,510
     Deferred income taxes, net                                                                    17,723           27,279
     Other non-current liabilities                                                                  2,135            2,859
                                                                                                -------------    ------------
                 Total liabilities                                                                371,241          460,471
                                                                                                -------------    ------------

     Commitments and contingencies

     Stockholders' equity:
             Common stock, $.01 par value, 55,000,000 and 40,000,000 shares authorized,
                36,105,242 and 28,462,448 shares issued and 36,033,210 and 28,390,416
                shares outstanding at September 30, 2000 and December 31, 1999, respectively          361              285
             Additional paid-in capital                                                           335,540          265,031
             Retained earnings                                                                     23,062           37,176
             Accumulated other comprehensive loss                                                 (66,590)         (32,383)
             Treasury stock, at par value, 72,032 shares                                               (1)              (1)
                                                                                                -------------    ------------
                 Total stockholders' equity                                                       292,372          270,108
                                                                                                -------------    ------------
                                                                                                $ 663,613        $ 730,579
                                                                                                =============    ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)

                            (In thousands, except share and per share amounts)
                                                                    Three Months Ended                       Nine Months Ended
                                                                       September 30,                            September 30,
                                                             ------------------------------           ---------------------------
                                                                     2000        1999                         2000       1999
                                                             --------------  --------------           -------------- ------------
  Revenues:
       Charter hire                                          $      35,260   $   27,560               $     91,072   $   82,463
       Other vessel income                                              25           54                         76          133
                                                             --------------  --------------           -------------- ------------
             Total revenues                                         35,285       27,614                     91,148       82,596
                                                             --------------  --------------           -------------- ------------
  Operating expenses:
       Direct vessel operating expenses and other                   16,509       16,739                     49,471       50,813
       Asset write-down                                                -            -                          -          1,111
       General  and administrative                                   2,660        2,097                      7,965        7,552
       Amortization of marine inspection costs                       3,268        3,492                     10,702       10,188
                                                             --------------  -------------            -------------- ------------
              Total operating expenses                              22,437       22,328                     68,138       69,664
                                                             --------------  --------------           -------------- ------------
  Depreciation and amortization expense                              8,227        8,739                     25,283       24,841
                                                             --------------  --------------           -------------- ------------
  Operating income (loss)                                            4,621       (3,453)                    (2,273)     (11,909)

  Interest expense                                                   7,038        8,172                     23,109       23,685
  Amortization of deferred financing costs                             337          323                      1,053        1,292
  Loss (gain) on sale of assets                                          2           13                     (3,921)          13
  Other income, net                                                   (386)        (237)                      (718)        (532)
                                                             --------------  --------------           -------------- ------------
  Loss before income taxes and extraordinary item                   (2,370)     (11,724)                   (21,796)     (36,367)

  Income tax benefit                                                  (776)      (3,908)                    (6,966)     (12,202)
                                                             --------------  --------------           -------------- ------------
  Loss before extraordinary item                                    (1,594)      (7,816)                   (14,830)     (24,165)

  Extraordinary item, net of taxes                                     -            -                          715       (1,830)
                                                             --------------  --------------           -------------- ------------
  Net loss                                                      $   (1,594)  $   (7,816)                $  (14,115)  $  (25,995)
                                                             ==============  ==============           ============== ============


  Basic and diluted earnings per common share:
       Loss before extraordinary item                           $    (0.04)  $    (0.28)                $    (0.47)  $    (1.01)

       Extraordinary item, net of taxes                                -            -                         0.02        (0.08)
                                                             --------------  --------------           -------------- ------------
       Net loss                                                 $    (0.04)  $    (0.28)                $    (0.45)  $    (1.09)
                                                             ==============  ==============           ============== ============
       Average common shares outstanding                        36,004,202   28,385,079                 31,708,358   23,942,273
                                                             ==============  ==============           ============== ============

 The accompanying notes are an integral part of these consolidated financial statements.


                       TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

       			   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   		       (Unaudited)

				      (In thousands)
                                                                     Nine Months Ended
                                                                       September 30,
								--------------------------
                                                                    2000          1999
								------------  ------------
  Net loss                                                      $  (14,115)   $  (25,995)
  Adjustments to reconcile net loss to net cash provided
	by (used in) operating activities:
        Depreciation and amortization                               36,966        36,128
        Deferred income taxes                                       (6,581)      (12,219)
        Loss (gain) on sales of assets                              (3,921)           13
        Asset write-off                                                 -          1,111
        Extraordinary item                                            (715)        1,830
  Changes in operating assets and liabilities:
        Restricted cash                                                209           470
        Accounts receivable                                         (5,132)        2,842
        Prepaid expenses and other current assets                     (501)       (1,540)
        Accounts payable and accrued expenses                       (7,944)       (7,066)
        Other, net                                                     123          (862)
								------------  ------------
           Net cash used in operating activities                    (1,611)       (5,288)
								------------  ------------
  Cash flows from investing activities:
        Purchases of property and equipment                         (4,108)      (31,673)
        Deferred marine inspection costs                            (5,343)      (11,157)
        Proceeds from sales of assets                               14,000            46
        Other                                                         (186)          131
								------------  ------------
           Net cash provided by (used in) investing activities       4,363       (42,653)
								------------  ------------
  Cash flows from financing activities:
        Proceeds from issuance of common stock, net of expenses     39,020        46,455
        Proceeds from issuance of long-term debt                    28,400        89,852
        Repayment of long-term debt                                (58,128)      (85,835)
        Deferred financing costs and other                            (154)       (1,761)
								------------  ------------
           Net cash provided by financing activities                 9,138        48,711
								------------  ------------
  Effect of exchange rate changes on cash and cash equivalents        (599)          (68)
                                                                ------------  ------------

  Net increase in cash and cash equivalents                         11,291           702

  Cash and cash equivalents at beginning of period                   5,898         8,737
								------------  ------------
  Cash and cash equivalents at end of period                    $   17,189    $    9,439
								============  ============

  Supplemental information:
       Income taxes paid                                        $       48    $      149
								============  ============
       Interest paid                                            $   28,600    $   29,614
								============  ============


The accompanying notes are an integral part of these consolidated financial statements.


                                         TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                          (Unaudited)
                                                         (In thousands)


                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                    September 30,
                                                                         ________________________        ________________________
                                                                           2000            1999              2000          1999
                                                                         __________    __________        _________      _________

     Net loss                                                            $  (1,594)    $ (7,816)        $ (14,115)     $ (25,995)
                                                                         __________    _________        __________     __________
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments                            (14,164)       2,388           (34,207)        (3,072)
                                                                         __________    _________        __________     __________

     Comprehensive loss                                                  $ (15,758)    $ (5,428)        $ (48,322)     $ (29,067)
                                                                         ==========    =========        ==========     ==========




The accompanying notes are an integral part of these consolidated financial statements.



               TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 1999.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net loss, total stockholders' equity or cash flows.

2.   EARNINGS PER SHARE:

For the three-month and nine-month periods ending September 30, 2000 and 1999, options to purchase 2,086,793 and 1,816,480 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

4. Income Taxes:

The Company's effective income tax rates for the three-month periods ended September 30, 2000 and 1999 were 33%, and for the nine-month periods ended September 30, 2000 and 1999, 32% and 34%, respectively. The variance from the Company's statutory rate is primarily due to income contributed by the Company's wholly-owned Norwegian subsidiary, Trico Supply ASA, which is deferred at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

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

The Company has reviewed SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and has determined that the effect of the pronouncement will not be material to its consolidated financial condition and results of operations.

6.  SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income
(loss). The U.S. segment represents the Company's domestic operations. The North Sea segment primarily includes operations in the North Sea offshore Norway and the United Kingdom, and the Other segment mainly represents the Company's Brazilian operations. Segment data as of and for the three-month and nine-month periods ended September 30, 2000 and 1999 are as follows:

Three Months Ended September 30, 2000      U.S.      NORTH SEA       OTHER        TOTALS
                                        --------     ---------      --------     --------

Revenues from external customers        $ 17,166     $ 15,445       $  2,674     $ 35,285
Intersegment revenues                        36            --             --           36
Segment net income (loss)                (3,859)        2,541           (276)      (1,594)


Three Months Ended September 30, 1999      U.S.      NORTH SEA       OTHER        TOTALS
                                        --------     ---------      --------     -------

Revenues from external customers        $ 11,459     $ 14,029       $  2,126     $ 27,614
Intersegment revenues                         36           --             --           36
Segment net income (loss)                 (9,172)       1,953           (597)      (7,816)



Nine Months  Ended  September 30, 2000     U.S.      NORTH SEA       OTHER        TOTALS
                                        --------     ---------      --------     -------

Revenues from external customers        $ 44,997     $ 39,008       $  7,143     $ 91,148
Intersegment revenues                        108           --             --          108
Segment net income(loss)                 (15,326)       2,534         (1,323)     (14,115)
Segment total assets                     566,139      340,615         40,278      947,032



Nine  Months  Ended  September 30, 1999    U.S.      NORTH SEA       OTHER        TOTALS
                                        --------     ---------      --------     -------

Revenues from external customers        $ 32,581     $ 43,626       $  6,389     $ 82,596
Intersegment revenues                        288           --             --          288
Segment net income (loss)                (30,980)       6,533         (1,548)     (25,995)
Segment total assets                     593,009      424,170         41,915    1,059,094



6.  SEGMENT AND GEOGRAPHIC INFORMATION (IN THOUSANDS) CONTINUED:

A reconciliation of segment data to consolidated data as of and for the three-month and nine-month periods ended September 30, 2000 and 1999 is as follows:

                                                                               Three months
                                                                                   ended
                                                                               September 30,
                                                                         ------------------------
                                                                             2000         1999
                                                                         ----------    ----------
Revenues
      Total revenues from external customers and intersegment
      revenues for reportable segments............................        $  35,321    $  27,650
      Elimination of intersegment revenues........................             (36)          (36)
                                                                          ---------    ----------
            Total consolidated revenues...........................        $  35,285    $  27,614
                                                                          =========    ==========

                                                                                NINE MONTHS
                                                                                   ENDED
                                                                               SEPTEMBER 30,
                                                                          ------------------------
                                                                             2000         1999
                                                                          ---------    -----------
Revenues
      Total revenues from external customers and intersegment
      revenues for reportable segments...........................         $  91,256    $  82,884
      Elimination of intersegment revenues.......................              (108)        (288)
                                                                          ----------   ----------
            Total consolidated revenues..........................         $  91,148    $  82,596
                                                                          ==========   ==========

                                                                            AS OF SEPTEMBER 30,
                                                                          -----------------------
                                                                             2000         1999
                                                                          ---------    -----------
Assets
    Total assets for reportable segments.........................         $ 947,032    $ 1,059,094
    Elimination of intersegment receivables......................            (2,790)        (1,391)
    Elimination of investment in subsidiaries                              (280,629)      (288,894)
                                                                          ----------   ------------
            Total consolidated assets                                     $ 663,613     $  768,809
                                                                          ==========   ============


7.   Sale of Liftboats:

In May 2000, the Company sold its six liftboats for $14,000,000 in cash. The Company recognized a gain of approximately $3,923,000, before taxes, on the sale and all proceeds from the sale were used to reduce outstanding debt under the Company's bank credit facility.

8. PUBLIC OFFERING OF COMMON STOCK:

In May 2000, the Company completed a public offering of 4,500,000 shares of its common stock that generated proceeds of $39,006,000, net of underwriting discounts and other costs of $1,494,000. Of the net proceeds, $31,624,000 was used to repay amounts outstanding under the Company's bank credit facility plus related accrued interest and the balance was used for working capital.

9. EXCHANGE OF COMMON STOCK FOR SENIOR NOTES:

In June 2000, the Company exchanged 3,109,857 shares of its common stock for $32,140,000 principal amount, plus accrued interest, of its 8 1/2 % senior notes due 2005. In connection with the exchange, the Company recognized an extraordinary gain of approximately $715,000, after taxes of $386,000 and the write-off of unamortized debt issuance costs.



   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

                           RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 2000 were $35.3 million and $91.1 million, respectively, compared to the $27.6 million and $82.6 million for the third quarter and first nine months of 1999, respectively. This increase in revenues was principally due the increase in utilization for our supply boats in the U.S. Gulf and the increase in average vessel day rates for all our vessel classes. The increase in revenues for the 2000 period was achieved in spite of the sale of our lift boats in May 2000. The lift boats contributed approximately $1.5 million and $4.0 million in revenues for the third quarter and first nine months of 1999, respectively. Low oil prices experienced in 1998 and early 1999 resulted in a decrease in offshore industry activity, which resulted in decreases in average day rates and utilization of our vessels. Such decreases in day rates and utilization were most pronounced during the first two quarters of 1999, in the case of the Gulf, and in late 1999 and the first quarter of 2000 for the North Sea. As a result of the increase in oil and natural gas prices in the last half of 1999 and 2000, offshore industry activity has increased in all of our market areas resulting in improved average day rates and utilization for our vessels. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated.

                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------
                                         2000            1999                2000           1999
                                     ----------      ----------           ---------      ----------
Average Day Rate:
Supply                               $  4,224        $  3,143             $  3,672       $  3,310
Supply/Anchor Handling (North Sea)     10,518           9,998                9,719         10,474
Lift                                        -           4,372                3,942          4,325
Crew/Line Handling                      2,600           1,561                2,530          1,559

Utilization:
Supply                                    74%            57%                  71%             55%
Supply/Anchor Handling (North Sea)        88%            85%                  81%             88%
Lift                                        -            54%                  46%             49%
Crew/Line Handling                        84%            85%                  78%             82%

Average Number of Vessels:
Supply                                   53.0           52.9                 53.0            52.3
Supply/Anchor Handling (North Sea)       18.0           18.0                 18.0            17.3
Lift                                        -            6.0                  3.0             6.0
Crew/Line Handling                       22.0           21.0                 22.0            21.0

Supply boat day rates in the Gulf for the third quarter and first nine months of 2000 increased 34.4% to $4,224, and 10.9% to $3,672, respectively, compared to $3,143 and $3,310 for the comparable 1999 periods. Utilization for the Gulf supply boat fleet increased for the third quarter and nine-month period to 74% and 71%, respectively, compared to 57% and 55% for the year-ago periods, due to improved market conditions in the Gulf and reduced vessel downtime for dry-docking.

Average day rates for our North Sea vessels for the third quarter of 2000 increased 5.2% to $10,518, compared to $9,998 for the 1999 third quarter, due to increased demand in the North Sea compared to the year-ago period. For the first nine months of 2000, however, average day rates for the North Sea vessels decreased 7.2% from $10,474 in 1999 to $9,719 in 2000, due to the weak market conditions which existed in the first quarter of 2000.

Utilization of our North Sea vessels was 88% and 81% for the third quarter and first nine months of 2000, respectively, compared to 85% and 88% for the year-ago periods. Utilization in the North Sea increased in the third quarter due to improved market conditions and the re-activation, at the beginning of the third quarter, of two of the three previously inactive PSV's.

Day rates for crew boats and line handling vessels for the third quarter and first nine months of 2000 increased 66.6% to $2,600 and 62.3% to $2,530, respectively, compared to $1,561 and $1,559 for the comparable 1999 periods. Day rates for the crew boats and line handling vessels increased due to new contracts we were awarded at higher day rates for several of our line handling vessels in Brazil, and improved market conditions for our crew boats in the Gulf. Utilization for the crew boats and line handling vessels was 84% for both the third quarter of 2000 and the comparable 1999 period.

During the third quarter and first nine months of 2000, direct vessel operating expenses were $16.5 million (46.8% of revenues) and $49.5 million (54.3% of revenues), respectively, compared to $16.7 million (60.6% of revenues) and $50.8 million (61.5% of revenues), for the third quarter and first nine months of 1999. Direct vessel operating expenses decreased in the third quarter and first nine months of 2000 compared to the year-ago periods due to cost controls that we implemented, the sale of our liftboats in May 2000 and the increase in value of the U.S. dollar versus the Norwegian Kroner, which reduced expenses for our North Sea fleet. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in utilization for our Gulf supply boats and the increase in average day rates for all our vessel classes in the 2000 third quarter.

Depreciation and amortization expense decreased to $8.2 million in the third quarter of 2000 from $8.7 million last year due to the sale of our lift boats in May 2000 and the increase in value of the U.S. dollar versus the Norwegian Kroner, which reduced depreciation expense of the North Sea fleet. For the first nine months of 2000, however, depreciation and amortization expense increased to $25.3 million compared to $24.8 million in the 1999 period, due to new vessels added to the fleet in July 1999. Amortization of marine inspection costs decreased to $3.3 million in the third quarter of 2000, from $3.5 million in the comparable 1999 period, due to reduced dry-docking and marine inspection costs.

General and administrative expense increased to $2.7 million (7.5% of revenues) and $8.0 million (8.7% of revenues) in the third quarter and first nine months of 2000, respectively, from $2.1 million (7.6% of revenues) and $7.6 million (9.1% of revenues) for the 1999 periods. General and administrative expense, as a percentage of revenues, decreased in the 2000 periods due to the increase in revenues resulting from the increase in utilization for our Gulf supply boats and the increase in average day rates for all our vessel classes in the third quarter of 2000.

Interest expense decreased to $7.0 million for the third quarter of 2000 from $8.2 million for the third quarter of 1999 due to the reduction of our bank debt and 8.5% senior notes in the second quarter of 2000.

In the third quarter and first nine months of 2000, we had income tax benefits of $776,000 and $7.0 million, respectively, compared to income tax benefits of $3.9 million and $12.2 million in the 1999 periods. Our effective income tax rate for the three-month period ended September 30, 2000 was 32.7%.

LIQUIDITY AND CAPITAL RESOURCES

Our ongoing capital requirements arise primarily from our need to service debt, fund working capital, acquire, maintain or improve equipment and make other investments. Due to the reduction in industry activity, which occurred in 1998 and 1999, and the resulting decreases in day rates and utilization rates, we experienced a net loss during 1999 and the first nine months of 2000. As a result, our capital requirements were primarily funded through the issuance of additional equity and the incurrence of debt.

During 1999, we completed vessel construction and upgrade projects that we committed to prior to the downturn in industry activity. Additionally, during the second quarter of 1999 we completed our vessel improvement program that consisted of the extensive upgrade and refurbishment of a significant portion of our Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and in the first half of 1999, we believe that it extended the service lives of many of our vessels and has enabled us to significantly reduce required capital expenditures in 2000 and beyond. Capital expenditures for the first nine months of 2000 consisted principally of $4.0 million for vessel improvements and $5.3 million of deferred marine inspection costs. Capital expenditures for the remainder of 2000 will be primarily limited to regulatory-mandated vessel dry-docking costs.

Funds during the first nine months of 2000 were provided by $39.0 million in net proceeds from the issuance of common equity in a public offering, $14.0 million in proceeds from asset sales, and $28.4 million in borrowings under our bank credit facilities. During the first nine months of 2000, we used $1.6 million in funds for operating activities, repaid $58.1 million of debt and made capital expenditures totaling $9.5 million, which included $5.3 million of deferred marine inspection costs. Other capital expenditures during the period consisted primarily of vessel improvements.

In May 2000, we closed on the sale of our six liftboats for $14.0 million in cash. As a result of the sale, we recognized a gain, before taxes, of approximately $3.9 million in the second quarter. Proceeds of the sale were used to reduce amounts outstanding under our bank credit facility.

In June 2000, we exchanged 3.1 million shares of our common stock for $32.1 million principal amount, plus accrued interest, of our 8-1/2% senior notes due 2005. We now have outstanding approximately $247.9 million in senior notes. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. Except in certain circumstances, the senior notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

We maintain a bank credit facility that provides a revolving line of credit that can be used for acquisitions and general corporate purposes. In August 2000, we amended our $52.5 million revolving line of credit to reduce the facility amount to $45.0 million, decrease the interest margin and modify certain covenants. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of November 10, 2000, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a Norwegian revolving credit facility in the amount of NOK 500 million ($55.1 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.5 million) every six months, with the balance of the commitment to expire in June 2003. As of November 10,
2000, we had approximately NOK 390 million ($43.0 million) of debt outstanding under the facility. The weighted average interest rate for the Norwegian bank facility was 7.83% as of September 30, 2000. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($13.8 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.4 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of November 10, 2000, this additional facility was fully drawn. The weighted average interest rate for this bank facility was 8.06% as of September 30, 2000. The two Norwegian bank facilities are collateralized by security interests in certain of our North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

We believe that cash generated from our operations, together with available borrowings under our bank credit facilities, will be sufficient to fund our working capital requirements and currently planned capital expenditures. As we previously disclosed, it was one of our objectives at the beginning of this year to improve our financial flexibility by taking steps to reduce financial leverage and improve liquidity. As part of that objective, we completed the transactions described above during the second quarter of 2000, including the issuance of common stock and the senior note exchange, as well as the sale of the lift boats. It has also been our objective to position ourselves to pursue any acquisition opportunities that we believe may be presented in our selected market areas. Depending upon the size of any acquisition, it is likely that we would require additional equity or debt financing. However, we can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes account and reporting standards for derivative instruments and is, as amended, effective for all fiscal years beginning after June 15, 2000. We are currently evaluating the impact SFAS No. 133 will have on our financial statements, if any.

We have reviewed SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and have determined that the effect of the pronouncement will not be material to our consolidated financial condition and results of operations.

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

Our foreign subsidiaries collect revenues and pay expenses in several different foreign currencies. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage our foreign currency risk by attempting to contract foreign revenue in U.S. Dollars whenever practicable. At September 30, 2000, we had no open foreign currency forward exchange contracts.

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

         3.3   By Laws of the Company. 1

         4.1   Specimen Common Stock Certificate. 2

        10.1   Fourth Amendment dated as of August 11,2000 to the Third Amended
               and  Restated  Credit  Agreement  by  and  among  Trico   Marine
               Services, Inc. and the other parties specified therein.

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


Date: November 13, 2000