Form 10-K
period 2000-12-31
TRICO MARINE SERVICES INC
filed 2001-03-05
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-28316

Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)
250 North American Court Houma, Louisiana (Address of principal executive offices)	70363 (Zip Code)

Registrant's telephone number, including area code: (985) 851-3833

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 2001 was approximately $417,234,000.

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at February 28, 2001 was 36,245,585.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

TRICO MARINE SERVICES, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

Items 1 and 2.  Business and Properties

General

We are a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico, the North Sea and Latin America.  The services provided by our diversified fleet include the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation and maintenance of offshore facilities.  Using our larger and more sophisticated vessels, we also provide deepwater ROV (remotely operated vehicle) and well service support, and support for the submarine telecom cable industry, including fiber optic cable installation.  We currently have a total fleet of 94 vessels, including 54 supply vessels, 11 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 13 crew boats and nine line-handling vessels.

Demand for our services is primarily affected by expenditures for oil and gas exploration, development and production in the markets where we operate.  As a result of the low oil prices, oil and gas companies curtailed or deferred exploration and development spending in 1998 and most of 1999.  Additionally, the entry of newly-built vessels into the market areas where we operate contributed to an increased competitive environment, which also depressed our day rates and utilization.  We began to experience increases in day rates and utilization in the fourth quarter of 1999 and throughout 2000, primarily due to the increase in drilling activity and a reduced number of vessels in the market partially caused by the stacking of vessels by some of our competitors and us.  Also contributing to the increased utilization of our Gulf supply boats was reduced downtime for dry-docking and upgrade projects.

The Industry

Marine support vessels primarily are used to transport equipment, supplies, and personnel to drilling rigs, to support the construction and operation of offshore oil and gas production platforms, as work platforms for offshore construction and platform maintenance and for towing services for drilling rigs and equipment.  The principal types of vessels that we operate can be summarized as follows:

Supply Boats.  Supply boats are generally at least 150 feet in length and were constructed primarily for operations on the outer continental shelf of the Gulf to serve drilling and production facilities and support offshore construction and maintenance work.  Supply boats are differentiated from other types of vessels by cargo flexibility and capacity.  In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and dry bulk mud.

Platform Supply Vessels.   Platform supply vessels, also known as PSVs, were constructed primarily for international and deepwater operations.  PSVs serve drilling and production facilities and support offshore construction and maintenance work.  They are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities.  Utilizing space on and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions.  PSVs range in size from 150 feet to more than 275 feet and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities.

Anchor Handling, Towing and Supply Vessels.   Anchor handling, towing and supply vessels, also known as AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another.  In addition, these vessels can be used in limited supply roles when they are not performing anchor handling and towing services.  They are characterized by large horsepower (generally averaging approximately 12,000-15,000 brake horsepower, and up to 24,000 brake horsepower for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches.

Crew Boats.   Crew boats are generally at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations.  Crew boats are constructed from aluminum.  As a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply boats.  The majority of our crew boats are vessels 120-feet long and longer.

Line Handling Boats.   Line handling boats are generally outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and between deepwater platforms.

Market Areas

We operate primarily in the Gulf, North Sea and offshore Brazil.  Financial data, including revenues, expenses, and assets by market area/operating segment are detailed in note 18 of our consolidated financial statements.  Our primary market areas are summarized below.

Gulf of Mexico.  Our vessels support exploration and development activities in the Gulf as well as existing oil and gas production platforms.  Demand for our supply boats is primarily impacted by the level of offshore oil and gas drilling activity.  Drilling activity is influenced by a number of factors, including primarily oil and gas prices and drilling budgets of oil and gas companies.  As a result, utilization and day rates traditionally have had a close relationship to oil and gas prices and drilling activity.  Day rates and utilization rates in the Gulf have traditionally been volatile as a result of fluctuations in oil and gas prices and drilling activity.

We believe approximately 340 supply boats were in the Gulf fleet at the end of 2000.  We estimate that approximately 40 to 50 of these vessels are de-activated or stacked and would require substantial investment to return to work. We experienced increases in day rates and fleet utilization in the Gulf beginning in the fourth quarter of 1999, and continuing throughout 2000, due to increased drilling activity and the tightening of the supply vessel market caused by the stacking of vessels by some of our competitors and us.  The utilization of our Gulf fleet also improved because we completed all vessel upgrade projects and had reduced downtime from vessel dry-dockings.

As of February 20, 2001, we had 41 supply boats and 12 crew boats operating in the Gulf, excluding our ten stacked supply boats.

North Sea. The North Sea market area consists of offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, and the area west of the Shetlands Islands.  Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market area.  In comparison to the Gulf, projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons and more long-term contracts.  Consequently, vessel demand in the North Sea is generally slower to react to changes in energy prices and less susceptible to abrupt swings than vessel demand in other regions. Activity in the North Sea generally is at its highest level during the months from April to September and at its lowest level during November to February.

We estimate that the number of vessels operating in the North Sea decreased from approximately 230 in December 1999 to approximately 198 as of December 2000, due primarily to the relocation of vessels to other international areas.  As of February 20, 2001, we had eleven PSVs and seven AHTSs in the North Sea.

Brazil. The primary customer in the Brazilian market is Petrobras, the Brazilian national oil company.  Since 1999, Brazil has permitted foreign oil companies to participate in offshore oil and gas drilling and production.  Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. A number of fields in the Campos Basin are being produced using floating production facilities.  In addition, exploration activity has expanded south to the Santos Basin approximately 100 miles southeast of the city of Rio de Janeiro and to the northeastern and northern continental shelves.

As of February 20, 2001, we had nine line-handling vessels, our SWATH crew boat and two supply boats operating offshore Brazil.  Eleven of our vessels operating offshore Brazil are under charters with Petrobras.

Our Fleet

Existing Fleet.   The following table sets forth information regarding the vessels owned by us as of February 28, 2001:

Type of Vessel	No. of Vessels	Length	Horsepower
Supply Boats	54	166" - 230"	1,950 - 6,000
PSVs	11	176" - 276"	4,050 - 10,800
AHTSs	7	196" - 275"	11,140 - 23,800
Crew/Line Handling Boats	22(1)	105" - 125"	1,200 - 10,600

_____________
Includes the Stillwater River, our SWATH crew boat.

As of February 20, 2001, the average age of our vessels was 16 years. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf supply boats.

Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping certification for our vessels.  In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe helps us to continue to provide our customers with well maintained, reliable vessels.  We incurred approximately $24.2 million, $16.4 million and $7.7 million in dry-docking and marine inspection costs for the years ended December 31,  1998, 1999 and 2000, respectively.

Operations Bases

We support our operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the intracoastal waterway that provides direct access to the Gulf.  We also lease a 3,600 square foot office in Houston, Texas.  Our North Sea operations are supported from leased offices in Fosnavag, Norway, Kristiansand, Norway and Aberdeen, Scotland.  Our Brazilian operations are supported from a maintenance and administrative facility in Macae, Brazil and a sales and administrative office in Rio de Janeiro.

Customers and Charter Terms

We have entered into master service agreements with substantially all of the major and independent oil companies operating in the Gulf.  Most of our charters in the Gulf are short-term contracts (60 to 90 days) or spot contracts (less than 30 days) and are cancelable upon short notice.  Because of frequent renewals, the stated duration of charters frequently has little relationship to the actual time vessels are chartered to a particular customer.

Our principal customers in the North Sea are major integrated oil companies and large independent oil and gas companies as well as foreign government owned or controlled companies that provide logistic, construction and other services to such oil companies and foreign government organizations.  The charters with these customers are industry standard time charters.  Current charters in the North Sea include periods ranging from spot contracts of just a few days or months to long-term contracts of several years.  Seven of our North Sea vessels are on long-term contracts (at least one year in duration).  Any charterer can, however, terminate its contract during the period upon payment of agreed compensation.  Our remaining North Sea vessels are chartered on a short-term basis.

Charters are obtained through competitive bidding or, with certain customers, through negotiation.  The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer's projects, and other factors, many of which are beyond our control.  For the years ended December 31, 1998, 1999, and 2000, approximately 16% , 19%, and 10%, respectively, of our total revenues were received from Statoil AS.

Competition

Our business is highly competitive.  Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews, and availability and quality of vessels of the type and size needed by the customer. Although a few of our competitors are larger and have greater financial resources and international experience than us, we believe that our operating capabilities and reputation enable us to compete effectively with other fleets in the market areas in which we operate.

Regulation

Our operations are significantly affected by federal, state and local regulation, as well as certain international conventions, private industry organizations and laws and regulations in jurisdictions where our vessels operate and are registered.  These regulations govern worker health and safety and the manning, construction and operation of vessels.  For example, we are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping.  These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards.  Among the more significant of the conventions applicable to our international operations are: 1) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol;  2) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol;  and 3) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers.

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

OCSLA provides the federal government with broad discretion in regulating the release of offshore resources of oil and gas production.  If the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, this could reduce demand for our Gulf vessels and adversely affect utilization and day rates.

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

We believe we are in compliance in all material respects with all applicable environmental laws and regulations to which we are subject.  Our vessels operating in foreign market areas are subject to regulatory controls concerning environmental protection similar to those in force in the Gulf.  We believe that compliance with any existing environmental requirements will not materially affect our operations or competitive position.

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

Employees

As of February 20, 2001, we had 1,191 employees worldwide, including 1,087 operating personnel and 104 corporate, administrative and management personnel.  We believe our relationship with our employees is satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

None of our U.S. employees is unionized or employed pursuant to any collective bargaining agreement or any similar arrangement.  We have experienced a union organizing campaign for our Gulf employees by five maritime labor unions.  We, together with other providers of marine support vessels, have been a target of the unions' efforts.  An unfair labor practice charge has been filed against us by the unions seeking an order that we permit their organizers access to our properties.  A similar prior charge was withdrawn.  If our Gulf employees were to become union represented, our flexibility in dealing with changing circumstances in our industry or in our own operations could be limited and we could be adversely affected.

Our Norwegian seamen are covered by three union contracts that are between the Norwegian Shipowners Association and three separate Norwegian unions.  Our U.K. seamen are covered by two union contracts between Guernsey Ship Management Limited acting on our behalf and two separate unions.

Cautionary Statements

Certain statements made in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include statements that relate to:

  our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;
   projected or anticipated benefits from future or past acquisitions; and
   projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

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

  dependence on the oil and gas industry, including the volatility of prices of oil and gas, industry perceptions about future oil and gas prices and their effect on industry conditions;
  industry volatility, including the level of offshore drilling and development activity and changes in the size of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;
  operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;
  the effect on our performance of regulatory programs and environmental matters;
  the highly competitive nature of the offshore vessel industry;
  the age of our fleet;
  seasonality of the offshore industry;
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

Market volatility may adversely affect operations

Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production.  The level of exploration and development activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and their uncertainty in the future.  For example, as a result of the decline in oil industry activity due to the depressed oil prices experienced during 1998 and early 1999, day rates and utilization of our supply boat fleet decreased dramatically.  Although day rates and utilization rates recovered in 2000 in response to increased industry activity, we are unable to predict how long the recovery will continue.

The North Sea market is also susceptible to changes in industry activity due to energy price volatility.   The use of long-term contracts in the North Sea generally delays the reaction to fluctuations in energy prices.  However,  a decline in  the worldwide demand for oil and gas or prolonged low oil or natural gas prices in the future could hinder the industry recovery and depress offshore drilling and development activity.  A prolonged low level of activity in the Gulf and other areas where we operate is likely to adversely affect the demand for our marine support services and our financial condition and results of operations.

Charter rates for marine support vessels also depend on the supply of vessels.  Excess vessel capacity in the industry can result primarily from the construction of new vessels and the mobilization of vessels between market areas. During the last few years there has been a significant number of new vessels built for use both in the Gulf and the North Sea.  The addition of new capacity to the worldwide offshore marine fleet has increased competition in those markets where we operate.  The addition of capacity coupled with a prolonged period of low oil and gas prices in the future would likely significantly increase competition and reduce day rates and utilization levels.

We operate in a highly competitive industry

Our business is highly competitive.  Certain of our competitors have significantly greater financial resources than us and more experience operating in international areas. Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews; and the quality and availability of vessels of the type and size needed by the customer are also factors affecting the competitive environment.

We expect in 2001 and beyond that operators of marine support vessels, including us, will pursue the construction of new vessels in order to replace older vessels and to participate in the growing deepwater exploration and development market area.  We believe that most fleet additions will be larger vessels that have greater cargo capacity and more operating capabilities than the 180 to 200-foot supply boats built in the 1970s and early 1980s.  Newly-built vessels with enhanced capacities cost substantially more to build than traditional supply boats and generally do not compete for the same business.  However, depending on market conditions, newly-built vessels can at least temporarily increase competition and depress day rates and utilization in the market areas where we operate.

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

Seasonality may adversely affect operations

Our marine operations are seasonal and depend, in part, on weather conditions.  In the Gulf, we have historically enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction.  Adverse weather conditions during the winter months generally curtail offshore development operations .  Activity in the North Sea is also subject to delays during periods of adverse weather, but is not affected by seasonality to the extent activity in the Gulf is affected.  Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Age of fleet

The average age of our vessels (based on the date of construction) is approximately 16 years.  Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age.  These expenditures may increase to a level at which they are no longer economically justifiable.  We cannot assure you that we will be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels.

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

  political instability;
  potential vessel seizure or nationalization of assets;
  currency restrictions and exchange rate fluctuations; and
  import and export quotas and other forms of public and governmental regulation.

All of these risks are beyond our control. We cannot predict the nature and the likelihood of any such events. However, if such an event should occur, it could significantly reduce our operating cash flows and earnings.

We depend on key personnel

We depend on the continued services of our executive officers and other key management personnel.  If we were to lose any of these officers or other management personnel, such a loss could adversely affect our operations.

Item 3. Legal Proceedings

We are involved in various legal and other proceedings that are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters To a Vote Of Security Holders

None.

Item 4A. Executive Officers of The Registrant

The name, age and offices held by each of the executive officers of the Company as of February 28, 2001, are as follows:

Name	Age	Position
Ronald O. Palmer	54	Chairman of the Board
Thomas E. Fairley	53	President and Chief Executive Officer
Victor M. Perez	48	Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois	53	Vice President and Controller
Michael D. Cain	52	Vice President, Marketing
Charles M. Hardy	55	Vice President, Domestic Operations
C. Douglas Stroud	49	Vice President, Business Development
Charles E. Tizzard	50	Vice President, Administration

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

Charles M. Hardy has served as our Vice President of Domestic Operations since July 2000. From May 1996 to July 2000, Mr. Hardy served as President of Offshore Towing, Inc. From 1993 to 1996, Mr. Hardy was employed by Tidewater Marine, Inc. as Vice President - Towing Division.

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

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock is listed for quotation on the Nasdaq National Market under the symbol "TMAR". At February 28, 2001, we had 90 holders of record of our common stock.

The following table sets forth the range of high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated .

1999	High	Low
First quarter	$ 6.438	$4.250
Second quarter	8.625	4.500
Third quarter	9.813	5.875
Fourth quarter	8.875	6.313

2000	High	Low
First quarter	$ 8.875	$ 5.063
Second quarter	13.000	6.688
Third quarter	17.125	9.375
Fourth quarter	19.325	12.000

2001	High	Low
First quarter (through February 28, 2001)	$ 17.875	$ 13.875

We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our debt agreements prohibit us from paying dividends on our common stock.

Item 6. Selected Financial Data

The selected financial data presented below for the five fiscal years ended December 31, 2000 is derived from our audited consolidated financial statements. You should read this information, together with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Year ended December 31,

	2000	1999	1998	1997(1)	1996

Statement of Operations Data:
Revenues	$ 132,887	$ 110,800	$ 186,245	$125,480	$ 53,484
Direct operating expenses and other	88,101	92,578	91,214	50,693	29,835
Depreciation and amortization	33,419	32,919	29,528	12,734	4,478

Operating income (loss)	$ 11,367	$ (14,697)	$ 65,503	$ 62,053	$ 19,171

Income (loss) before extraordinary item	$ (13,437)	$ (31,580)	$ 25,280	$ 35,299	$ 10,891
Extraordinary item, net of taxes	715	(1,830)	---	---	(917)

Net income (loss)	$ (12,722)	$ (33,410)	$ 25,280	$ 35,299	$ 9,974

Diluted Per Share Data:(2)
Income (loss) before extraordinary item	$ (0.41)	$ (1.26)	$ 1.20	$ 2.11	$ 0.88
Extraordinary item, net of taxes	0.02	(0.07)	---	---	(0.07)

Net income (loss)	$ (0.39)	$ (1.33)	$ 1.20	$ 2.11	$ 0.81

Balance Sheet Data:
Working capital (deficit)	$ 28,763	$ (1,478)	$ 9,358	$ 7,831	$ 10,753
Property and equipment, net	$ 491,062	$ 553,388	$ 570,409	$ 505,056	$ 119,142
Total assets	$ 678,122	$ 730,579	$ 768,890	$ 698,781	$ 144,035
Long term debt	$ 320,682	$ 393,510	$ 402,518	$ 359,385	$ 21,000
Stockholders' equity	$ 299,581	$ 270,108	$ 284,240	$ 261,500	$ 103,980

(1) The data for 1997 reflects the results of our North Sea Operations for December 1997 only and the consolidation of it's assets and liabilities with those of the Company at December 31, 1997.

(2) Per share data has been adjusted to reflect a 3.0253-for-1 common stock split effective April 26, 1996 and a 100% stock dividend effective June 9, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico, the North Sea and Latin America. We currently have a total fleet of 94 vessels, including 54 supply vessels, 11 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 13 crew boats and nine line-handling vessels.

Our results of operations are affected primarily by day rates we receive and our fleet utilization. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is primarily influenced by oil and gas prices and drilling budgets of oil and gas companies. As a result, trends in oil and gas prices can be expected to significantly affect our vessel utilization and day rates. Our day rates and utilization rates are also affected by the size, configuration and capabilities of our fleet. In the case of supply boats, PSVs and AHTSs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our day rates and utilization can also be affected by the supply of other vessels available in a given market area with similar configurations and capabilities.

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

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated. We sold our six lift boats in the second quarter of 2000.
	Year ended December 31,

	2000	1999	1998

Average vessel day rates:
Supply boats
	$ 4,273	$ 3,292	$ 6,844
PSVs/AHTSs (North Sea)
	9,888	10,049	14,604
Crew/line handling boats
	2,502	1,914	2,056
Average vessel utilization rate:
Supply boats
	72%	59%	62%
PSVs/AHTSs (North Sea)
	82%	85%	95%
Crew/line handling boats
	81%	83%	94%
Average number of vessels:
Supply boats
	53.0	52.5	50.6
PSVs/AHTSs (North Sea)
	18.0	17.5	16.8
Crew/line handling boats
	22.0	22.0	21.8

Set forth below is the internal allocation of our charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated.
	Year ended December 31,

Charter Revenues:	2000	%	1999	%	1998	%

Supply boats
	$ 60,521	46%	$ 36,920	34%	$ 78,777	42%
PSVs/AHTSs (North Sea)
	54,294	41%	55,671	50%	85,089	46%
Crew/line handling boats
	16,351	12%	12,423	11%	12,776	7%
Other
	1,620	1%	5,629	5%	9,495	5%

	$ 132,786	100%	$ 110,643	100%	$ 186,137	100%

Charter Revenues less direct vessel operating expenses:

Supply boats
	$ 27,607	42%	$ 10,338	24%	$ 47,299	41%
PSVs/AHTSs (North Sea)
	31,423	48%	30,053	69%	60,115	53%
Crew/line handling boats
	6,835	10%	2,052	5%	3,101	3%
Other
	(19)	--	954	2%	3,813	3%

	$ 65,846	100%	$ 43,397	100%	$ 114,328	100%

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Our revenues for 2000 were $132.9 million, an increase of 20.0%, compared to $110.8 million for 1999. The increase was due primarily to improved average day rates and utilization for our supply boat fleet in the Gulf resulting from increased drilling activity. Late in the third quarter of 1999, we began to experience increased utilization and day rates for our Gulf fleet. However, the North Sea, which was slower to decline in 1998 than the Gulf, did not experience any improvement until the second quarter of 2000.

Our average supply boat day rates in the Gulf increased 29.8% to $4,273 for 2000, compared to $3,292 for 1999. The average day rates for our fleet of crew boats and line handling vessels increased 30.7% to $2,502, compared to $1,914 during 1999.

Utilization for our Gulf supply boat fleet increased to 72% in 2000 from 59% in 1999. Utilization for the crew boats and line handling vessels decreased to 81% in 2000, compared to 83% in 1999, due to the dry-docking of a majority of our line-handling vessels in 2000, and the scheduled dry-docking of our SWATH vessel in Brazil.

Average day rates for our North Sea vessels in 2000, decreased 1.6 % to $9,888 compared to $10,049 for 1999. Our average day rate in the North Sea, as expressed in U.S. Dollars, was impacted by the Norwegian Kroner, which on average, depreciated by approximately 13% against the U.S. Dollar in 2000 compared to 1999. Vessel utilization was 82% for 2000, compared to 85% for 1999. As a result of low market day rates and utilization in 1999, we elected to de-activate two of our North Sea PSVs in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999. As a result of improving market conditions, we re-activated two of these three vessels late in the second quarter of 2000.  The remaining vessel will be re-activated in the first quarter of 2001.

During 2000, direct vessel operating expenses were essentially unchanged at $67.4 million (50.7% of revenues), compared to $67.7 million (61.0% of revenues) for 1999. Direct vessel operating expenses as a percentage of revenues decreased in 2000 due primarily to the increase in utilization and average vessel day rates for our Gulf fleet.

Depreciation and amortization expense increased to $33.4 million for 2000, up from $32.9 million for 1999, due to the depreciation, for a full year, of two new vessels we placed into service in mid-1999. Amortization of marine inspection costs decreased to $13.8 million for 2000, from $13.9 million for 1999.

Our general and administrative expenses increased to $10.8 million (8.1% of revenues) in 2000, from $10.0 million (9.0% of revenues) for 1999 principally due to increases in salaries, benefits and professional fees associated with our international operations. General and administrative expenses, as a percentage of revenues, decreased in 2000 due to the increase in utilization and average day rates for our Gulf fleet.

Interest expense decreased to $29.9 million during 2000 compared $32.0 million during 1999, due to the reduction of our debt in 2000.

In 2000, we had income tax benefit of $5.3 million, compared to income tax benefit of $15.8 million in 1999. Our effective income tax rate for 2000 was 28.4%. The variance from our statutory rate is due to income contributed by our Norwegian operations, which is deferred at the Norwegian statutory rate of 28%, as it is our intent to reinvest the unremitted earnings and postpone their repatriation indefinitely.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

Our revenues for 1999 were $110.8 million, a decrease of 40.5%, compared to $186.2 million for 1998. This decrease was due to reduced average day rates and utilization for our vessel fleet as a result of reduced demand due to low oil prices. Day rates and utilization for our Gulf supply boats and North Sea PSVs were also impacted by increased competition from newly-built vessels entering the market. Late in the third quarter of 1999, we began to experience improvement in utilization and modest increases in day rates for our Gulf fleet.

Our average supply boat day rates in the Gulf decreased 51.9% to $3,292 for 1999, compared to $6,844 for 1998. Average day rates for our fleet of crew boats and line handling vessels decreased 6.9% to $1,914, compared to $2,056 during 1998.

Utilization for our Gulf supply boat fleet in 1999 was also impacted by the de-activation or "stacking" of 10 supply boats. Vessel downtime for dry-docking and refurbishment also impacted our supply boat utilization rates for both the 1999 and 1998 periods. Utilization for our Gulf supply boat fleet decreased to 59% in 1999 from 62% in 1998. Utilization for the crew boats and line handling vessels decreased to 83% in 1999, compared to 94% in 1998.

Average day rates for our North Sea vessels in 1999, decreased 31.3 % to $10,049 compared to $14,604 for 1998. Vessel utilization was 85% for 1999, compared to 95% for 1998. As a result of low market day rates and utilization, we elected to de-activate two of our North Sea PSVs in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999.

During 1999, direct vessel operating expenses decreased to $67.7 million (61.0% of revenues), compared to $72.3 million (38.8% of revenues) for 1998. Direct vessel operating expenses decreased in 1999 compared to 1998 due to cost reduction measures that we implemented and the de-activation of 10 supply vessels in the Gulf and three PSV's in the North Sea. The decrease in direct vessel operating expenses was partially offset by additional expenses associated with four new vessels that were placed into service in the last quarter of 1998 and the first half of 1999. Direct vessel operating expenses as a percentage of revenues increased due primarily to the decrease in utilization and average vessel day rates for our vessel fleet.

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

Interest expense increased to $32.0 million during 1999 compared to $27.7 million for 1998. This increase was due to increased borrowings in 1999 which were used to fund our vessel construction and vessel upgrade projects, our working capital requirements and higher average interest rates. Also, in 1998 we capitalized $3.3 million of interest because of our various vessel construction projects compared to $1.2 million of interest capitalized in 1999.

In 1999, we had income tax benefit of $15.8 million, compared to income tax expense of $11.8 million in 1998. Our effective income tax rate for 1999 was 33%. The variance from our statutory rate is due to income contributed by our Norwegian operations, which is deferred at the Norwegian statutory rate of 28%, as it is our intent to reinvest the unremitted earnings and postpone their repatriation indefinitely.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to service debt, fund working capital, acquire, maintain or improve equipment and make other investments. Due to the reduction in industry activity, which occurred in 1998 and 1999, and the resulting decreases in day rates and utilization rates, we experienced a net loss during 1999 and the first nine months of 2000. As a result, our capital requirements during this period were primarily funded through the issuance of additional equity and the incurrence of debt.

During 1999, we completed vessel construction and upgrade projects that we committed to prior to the downturn in industry activity. In 1999, we also completed our vessel improvement program that consisted of the extensive upgrade and refurbishment of a significant portion of our Gulf supply boat fleet. While this refurbishment program resulted in significant vessel downtime in 1998 and in the first half of 1999, we believe that it extended the service lives of many of our vessels and has enabled us to significantly reduce required capital expenditures in 2000 and beyond. Capital expenditures for 2000 consisted principally of $5.6 million for miscellaneous vessel improvements and $7.7 million of deferred marine inspection costs.

In 2000, funds were provided by $39.4 million in net proceeds from the issuance of common equity in a public offering, $14.0 million in proceeds from the sale of our liftboats, $28.4 million in borrowings under our bank credit facilities and $8.2 million of cash from operations. During 2000, we repaid $63.7 million of debt and made capital expenditures totaling $13.2 million, which included $7.7 million of deferred marine inspection costs. Other capital expenditures during the period consisted primarily of miscellaneous vessel improvements.

As a result of the sale of our liftboats in May 2000, we recognized a gain, before taxes, of approximately $3.9 million in the second quarter. Proceeds of the sale were used to reduce amounts outstanding under our bank credit facility.

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

We maintain a bank credit facility that provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of February 20, 2001, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a Norwegian revolving credit facility in the amount of NOK 450 million ($50.4 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.6 million) every six months, with the balance of the commitment to expire in June 2003. As of February 20, 2001, we had approximately NOK 325 million ($36.5 million) of debt outstanding under the facility. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($14.6 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.5 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of February 20, 2001, this additional facility was fully drawn. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for our Norwegian bank facilities was 8.26% as of December 31, 2000. Our Norwegian bank facilities are collateralized by mortgages on certain of our North Sea vessels, require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

We believe that cash generated from our operations, together with available borrowings under our bank credit facilities, will be sufficient to fund our working capital requirements and currently planned capital expenditures. It was one of our objectives for 2000 to improve our financial flexibility by reducing our debt and improving our liquidity. As part of that objective, we completed the transactions described above during the second quarter of 2000, including our public offering of common stock, the senior note exchange, and the sale of our lift boats. It is also our objective to position ourselves to pursue acquisitions and opportunities to selectively build new vessels which enhance our capabilities and enable us to enter new market areas. Depending upon the size of such investments, it is likely that we would require additional equity or debt financing. However, we can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the adoption of SFAS No. 133 will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during 2000. Trico's exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 to our consolidated financial statements. These instruments are subject to interest rate risk.

We manage this risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio by, for example, refinancing balances outstanding under our variable rate bank credit facilities with fixed-rate debt or by entering into interest rate swap agreements, when deemed appropriate.

As of December 31, 2000 and 1999, we had $52.7 million and $91.6 million, respectively, in variable rate debt. In 1999 we entered into interest rate swap agreements in order to manage our interest rate exposure on a portion of this debt. Under the terms of the agreement we paid a fixed rate of interest on a notional amount of principal to a counterparty. The counterparty, in turn, paid us a variable rate of interest on the same notional amount of principal. The effect of the swap agreements was to limit our interest rate exposure to a fixed percentage on a portion of the related debt obligation.

As of December 31, 2000, the carrying value of our long-term fixed rate debt, including accrued interest, was $283.2 million, which included our 8.5% Senior Notes ($256.6 million), 6.08% MARAD bonds ($7.7 million), 6.11% MARAD bonds ($17.2 million) and the Norwegian fixed rate debt ($1.7 million). As of December 31, 1999, the carrying value of our long-term fixed rate debt, including accrued interest, was $319.9 million. The fair value of our long-term fixed rate debt as of December 31, 2000 and 1999 was approximately $266.7 million and $284.9 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2000 and 1999 by approximately $11.1 million and $15.0 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

As of December 31, 2000 and 1999, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $52.7 million and $92.9 million, respectively, which included our U.S. and Norwegian bank credit facilities. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2000 and 1999 would increase annual interest expense by approximately $527,000 and $915,000 million, respectively.

The fair value of our interest rate swap agreements, as of December 31, 1999 was based on the estimated amounts that we would receive or pay to terminate the contracts at the reporting date. As of December 31, 1999, a hypothetical 1% increase in the pay rates would increase annual interest expense by approximately $250,000. A hypothetical 1% increase in the receive rates would decrease interest expense by corresponding amounts. In February, 2000 we sold certain of these interest rate swap agreements for approximately $360,000. As of December 31, 2000 we had no outstanding interest rate swap contracts.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 16, 2001

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
 December 31, 2000 and 1999

(Dollars in thousands)

ASSETS	2000	1999
Current assets:
Cash and cash equivalents	$ 18,094	$ 5,898
Restricted cash	533	566
Accounts receivable, net	36,340	24,141
Prepaid expenses and other current assets	3,458	3,671
Deferred income taxes	580	1,069

Total current assets	59,005	35,345

Property and equipment, at cost:
Land and buildings	3,768	3,727
Marine vessels	582,448	619,544
Construction-in-progress	2,247	3,250
Transportation and other	4,101	3,960

	592,564	630,481
Less accumulated depreciation and amortization	101,502	77,093

Net property and equipment	491,062	553,388

Goodwill, net	88,800	101,762
Other assets	31,183	40,084
Deferred income tax	8,072	-

	$678,122	$ 730,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,973	$ 7,618
Accounts payable	8,027	9,467
Accrued expenses	4,394	5,685
Accrued insurance reserve	1,890	2,250
Accrued interest	9,236	11,746
Income tax payable	722	57

Total current liabilities	30,242	36,823

Long-term debt	320,682	393,510
Deferred income taxes	25,466	27,279
Other liabilities	2,151	2,859

Total liabilities	378,541	460,471

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at
December 31, 2000 and 1999	-	-
Common stock, $.01 par value, 55,000,000 and 40,000,000 shares authorized,
36,317,617 and 28,462,448 shares issued and 36,245,585 and 28,390,416
shares outstanding at December 31, 2000 and 1999, respectively	363	285
Additional paid-in capital	337,200	265,031
Retained earnings	24,454	37,176
Cumulative foreign currency translation adjustment	(62,435)	(32,383)
Treasury stock, at par value, 72,032 shares at December 31, 2000 and 1999	(1)	(1)

Total stockholders' equity	299,581	270,108

	$678,122	$ 730,579

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
 for the years ended December 31, 2000, 1999 and 1998

(Dollars in thousands, except share and per share amounts)

	2000	1999	1998
Revenues:
Charter fees	$ 132,786	$ 110,643	$ 186,137
Other vessel income	101	157	108

Total revenues	132,887	110,800	186,245

Operating expenses:
Direct vessel operating expenses and other	67,435	67,692	72,312
General and administrative	10,756	10,024	10,939
Amortization of marine inspection costs	13,831	13,898	8,871
Asset write-down	-	1,111	-
Gain on sales of assets	(3,921)	(147)	(908)

Total operating expenses	88,101	92,578	91,214

Depreciation and amortization expense	33,419	32,919	29,528

Operating income (loss)	11,367	(14,697)	65,503

Interest expense	(29,883)	(31,987)	(27,696)
Amortization of deferred financing costs	(1,388)	(1,632)	(1,784)
Other income, net	1,135	951	1,061

Income (loss) before income taxes and
extraordinary item	(18,769)	(47,365)	37,084

Income tax expense (benefit)	(5,332)	(15,785)	11,804

Income (loss) before extraordinary item	(13,437)	(31,580)	25,280
Extraordinary item, net of taxes	715	(1,830)	-

Net income (loss)	$ (12,722)	$ (33,410)	$ 25,280

Basic earnings per common share:
Income (loss) before extraordinary item	$ (0.41)	$ (1.26)	$ 1.24
Extraordinary item, net of taxes	0.02	(0.07)	-

Net income (loss)	$ (0.39)	$ (1.33)	$ 1.24

Average common shares outstanding	32,827,836	25,062,934	20,342,244

Diluted earnings per common share:
Income (loss) before extraordinary item	$ (0.41)	$ (1.26)	$ 1.20
Extraordinary item, net of taxes	0.02	(0.07)	-

Net income (loss)	$ (0.39)	$ (1.33)	$ 1.20

Average common shares outstanding	32,827,836	25,062,934	21,015,313

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 for the years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

					Cumulative
					Foreign
	Common Stock		Additional		Currency	Treasury Stock		Total
			Paid-In	Retained	Translation			Stockholders'
	Shares	Dollars	Capital	Earnings	Adjustment	Shares	Dollars	Equity

Balance, January 1, 1998	20,367,098	$ 204	$ 218,528	$ 45,306	$ (2,537)	72,032	$ (1)	$ 261,500

Stock options exercised	83,350	1	279	-	-	-	-	280
Comprehensive income:
Loss on foreign currency
translation	-	-	-	-	(2,820)	-	-	(2,820)
Net income	-	-	-	25,280	-	-	-	25,280

Comprehensive income								22,460

Balance, December 31, 1998	20,450,448	205	218,807	70,586	(5,357)	72,032	(1)	284,240

Issuance of common stock	8,000,000	80	46,195	-	-	-	-	46,275
Stock options exercised	12,000	-	29	-	-	-	-	29
Comprehensive income:
Loss on foreign currency								-
translation	-	-	-	-	(27,026)	-	-	(27,026)
Net loss	-	-	-	(33,410)	-	-	-	(33,410)

Comprehensive loss								(60,436)

Balance, December 31, 1999	28,462,448	285	265,031	37,176	(32,383)	72,032	(1)	270,108

Issuance of common stock	4,500,000	45	38,951	-	-	-	-	38,996
Stock options exercised	245,312	2	1,684	-	-	-	-	1,686
Debt for equity exchange	3,109,857	31	31,534	-	-	-	-	31,565
Comprehensive income:
Loss on foreign currency
translation	-	-	-	-	(30,052)			(30,052)
Net loss	-	-	-	(12,722)		-	-	(12,722)

Comprehensive loss								(42,774)

Balance, December 31, 2000	36,317,617	$ 363	$ 337,200	$ 24,454	$ (62,435)	72,032	$ (1)	$ 299,581

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
 for the years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998

Net income (loss)	$ (12,722)	$ (33,410)	$ 25,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,561	48,646	40,139
Deferred income taxes	(5,589)	(16,242)	13,204
Extraordinary item, net of taxes	(715)	1,830	-
Asset write-down	-	1,111	-
Gain on sales of assets	(3,921)	(147)	(908)
Provision for doubtful accounts		(271)	120
Change in operating assets and liabilities:
Restricted cash	15	(67)	64
Accounts receivable	(12,990)	6,262	3,947
Prepaid expenses and other current assets	(848)	(1,572)	1,212
Accounts payable and accrued expenses	(4,398)	(1,943)	3,550
Other, net	798	(1,486)	(1,607)

Net cash provided by operating activities	8,191	2,711	85,001

Cash flows from investing activities:
Purchases of property and equipment	(5,586)	(32,768)	(101,430)
Deferred marine inspection costs	(7,652)	(16,380)	(24,245)
Proceeds from sales of assets	14,008	348	6,874
Other	(322)	(542)	(1,585)

Net cash provided by (used in) investing activities	448	(49,342)	(120,386)

Cash flows from financing activities:
Net proceeds from issuance of common stock	39,413	46,285	280
Proceeds from issuance of long-term debt	28,400	91,852	158,239
Repayment of long-term debt	(63,637)	(92,081)	(123,332)
Deferred financing costs and other	(156)	(1,952)	(1,078)

Net cash provided by financing activities	4,020	44,104	34,109

Effect of exchange rate changes on cash and cash equivalents	(463)	(312)	(364)

Net increase (decrease) in cash and cash equivalents	12,196	(2,839)	(1,640)
Cash and cash equivalents at beginning of period	5,898	8,737	10,377

Cash and cash equivalents at end of period	$ 18,094	$ 5,898	$ 8,737

Supplemental cash flow information:
Income taxes paid	$ 128	$ 19	$ 3,871

Income taxes refunded	$ -	$ -	$ 329

Interest paid	$ 31,412	$ 32,036	$ 27,561

Noncash financing and investing activities:
Book value of debt converted to stock, including accrued interest and debt issuance costs	$ 32,666	$ -	$ -

Fair value of stock issued for debt	$ 31,565	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

1. The Company

Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and Latin America. At December 31, 2000, the Company had a total fleet of 94 vessels, including 54 supply vessels, 11 large capacity platform supply vessels ("PSV"), seven large anchor handling, towing and supply vessels ("AHTS"), 13 crew boats, and nine line-handling vessels. The services provided by the Company's diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf and the North Sea which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2. Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the Company and its subsidiaries, including wholly-owned Trico Marine Assets, Inc. ("Trico Assets"), Trico Marine Operators, Inc. ("Trico Operators"), Trico Supply, ASA ("Trico Supply") formerly known as Saevik Supply, ASA, and Trico Servicos Maritimos, Ltda. ("TSM") which became wholly-owned effective July 1, 1998. All significant intercompany accounts and transactions have been eliminated.

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

Depreciation expense amounted to approximately $30,748,000, $29,920,000 and $26,286,000 in 2000, 1999 and 1998, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest was capitalized in 2000. In 1999 and 1998, $1,206,000 and $3,271,000 of interest was capitalized, respectively.

Marine vessel spare parts are stated at average cost.

Drydocking expenditures incurred in connection with regulatory marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months).

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

Goodwill

Goodwill, or cost in excess of fair value of the net assets of companies acquired, is amortized on a straight-line basis over 8 to 37.5 years. The Company evaluates periodically whether events and circumstances, such as significant changes in long-term day rates, have occurred that indicate possible impairment of enterprise level goodwill. The Company uses an estimate of future undiscounted net cash flows over the remaining life of the recorded cost in measuring whether the goodwill is recoverable. Impairment losses are recognized if expected future undiscounted net cash flow is less than the carrying value. Accumulated amortization amounted to approximately $8,028,000 and $5,979,000 at December 31, 2000 and 1999, respectively.

Income Taxes

Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items.

Revenue and Expense Recognition

Charter revenue is earned and recognized on a daily rate basis. Operating costs are expensed as incurred.

Direct Vessel Operating Expenses

Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, supplies and casualty losses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and is, as amended, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the presentation shown in the current year's financial statements. These reclassifications had no effect on net loss or total stockholders' equity.

3. Sale of Liftboats

In May 2000, the Company sold its six liftboats for $14,000,000. The Company recognized a gain of approximately $3,921,000, before taxes, on the sale and all proceeds from the sale were used to reduce outstanding debt under the Company's bank credit facility.

4. Offerings of Common Stock

In June 2000, the Company exchanged 3,109,857 shares of its common stock for $32,140,000 principal amount, plus accrued interest, of its 8 1/2% senior notes due 2005. In connection with the exchange, the Company recognized an extraordinary gain of approximately $715,000, after taxes of $386,000 and the write-off of unamortized debt issuance costs.

In May 2000, the Company completed a public offering of 4,500,000 shares of its common stock that generated proceeds of $38,996,000, net of underwriting discounts and other costs of $1,504,000. Of the net proceeds, $31,624,000 was used to repay amounts outstanding under the Company's bank credit facility plus related accrued interest and the balance was used for working capital.

In April 1999, the Company entered into a purchase agreement (the "Purchase Agreement") with affiliates of Inverness Management LLC, an investment firm, for the purchase of $50,000,000 of common stock of the Company in a private placement. Under the Purchase Agreement, Inverness/Phoenix Partners LP and Executive Capital Partners I LP (the "Investors"), agreed to purchase in two tranches 8,000,000 shares of the Company's common stock at $6.25 per share. On May 6, 1999 the Company closed the first tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $25,000,000. On June 28, 1999, the Company closed the second tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $25,000,000. In addition to certain other issuance costs, pursuant to the terms of the Purchase Agreement, the Company paid an aggregate of $2 million in transaction fees ($1 million upon completion of each tranche) to the Investors in connection with the placement. The net proceeds from both tranches were primarily used to pay down amounts outstanding under the Company's bank credit facility.

5. Accounts Receivable

The Company's accounts receivable, net consists of the following at December 31, 2000 and 1999 (in thousands):

	2000	1999

Trade receivables, net of allowance for doubtful accounts
of $184 and $420 in 2000 and 1999, respectively	$32,808	$20,443
Insurance and other	3,532	3,698

Accounts receivable, net	$36,340	$24,141

The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea and Latin America.

6. Other Assets

The Company's other assets consist of the following at December 31, 2000 and 1999 (in thousands):

	2000	1999

Deferred marine inspection costs, net of accumulated amortization
of $29,977 and $25,343 in 2000 and 1999, respectively	$20,299	$27,660
Deferred financing costs, net of accumulated amortization
of $3,479 and $2,587 in 2000 and 1999, respectively	5,207	7,359
Marine vessels spare parts	4,128	3,468
Other	1,549	1,597

Other assets	$31,183	$40,084

7. Long-Term Debt

The Company's long-term debt consists of the following at December 31, 2000 and 1999 (in thousands):

	2000	1999

Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (weighted average interest rate of 8.34% and 6.56% at
December 31, 2000 and 1999, respectively) principal and interest due in
6 semiannual installments beginning December 31, 2000 of NOK 50 million
($5.6 million) and one balloon payment of NOK 200 million ($22.4 million),
maturing June 2003, collateralized by certain marine vessels	$ 38,650	$ 60,547

Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (8.06% at December 31, 2000) principal and interest due in
5 semiannual installments beginning June 28, 2001 of NOK 12.5 million
($1.4 million) and one balloon payment of NOK 62.5 million ($7.0 million)
maturing June 2003, collateralized by two marine vessels	14,003	-

Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of borrowing (weighted average interest rate of 9.40%
at December 31, 1999) interest payable at the end of the interest period or quarterly, principal due 2002, collateralized by certain marine vessels and
related assets	-	31,000

Senior Notes, interest at 8.5%, due 2005	247,860	280,000

Note payable, bearing interest at 6.08%, principal and interest due in
16 semiannual installments, maturing September 2006, collateralized
by a marine vessel	7,500	8,750

Note payable, bearing interest at 6.49%, principal and interest due in
17 semiannual installments, maturing March 2003, collateralized by
a marine vessel	1,662	2,593

Note payable, bearing interest at 6.11%, principal and interest due in
30 semiannual installments, maturing April 2014, collateralized by
two marine vessels	16,980	18,238

	326,655	401,128
Less current maturities	5,973	7,618

	$320,682	$393,510

Annual maturities on long-term debt during the next five years are as follows (in thousands):

2001	$ 5,973
2002	13,815
2003	42,051
2004	2,508
2005	250,368
Thereafter	11,940

$ 326,655

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

Effective July 1999, the Company executed a new $52,500,000 revolving credit agreement (the "Bank Credit Facility"). The Bank Credit Facility bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio with a commitment fee on the undrawn portion that depends on the Company's leverage ratio. The Bank Credit Facility does not require any principal payments until July 19, 2002, when all amounts outstanding under the Bank Credit Facility will mature. The Bank Credit Facility is collateralized by substantially all of the Company's U.S. flagged vessels located in the Gulf of Mexico. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage and leverage ratios and net worth levels, limit capital expenditures, prohibit equity distributions and limit the ability of the Company to create liens or merge or consolidate with other entities. During 2000, the Bank Credit Facility was amended to reduce permitted borrowings to $45,000,000.

The proceeds from the Bank Credit Facility were used to prepay the Amended and Restated Facility. As a result of the prepayment of all amounts outstanding under the Company's Amended and Restated Facility, the Company recorded an extraordinary charge of $1,830,000, net of taxes of $985,000, for the write-off of the unamortized balance of related deferred debt issuance costs in 1999.

In June of 1998, the Company refinanced a significant portion of its debt, which was held at the Trico Supply level, into a single NOK 650,000,000 ($85,504,000) revolving credit facility (the " Trico Supply Bank Facility") bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($6,577,000) and one balloon payment of NOK 150,000,000 ($19,732,000), due at maturity in June 2003. In 1999, the Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($6,525,000) reduction in the facility amount that was scheduled to occur in December 31, 2000, until June 2003. Therefore, the total balloon payment due at maturity is NOK 200,000,000 ($26,101,000). The Trico Supply Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels and requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens or merge or consolidate with other entities.

In April 2000, the Company executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($14.6 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.5 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of December 31, 2000, this additional facility was fully drawn. This Norwegian bank facility is collateralized by security interests in two North Sea vessels, requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under this facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

During 1997, the Company issued three Series of 8-1/2% Senior Notes due 2005, Series A/B Notes - $110,000,000, Series C/D Notes - $100,000,000 and Series E/F Notes - $70,000,000. In November 1998, the Company combined the A/B, C/D and E/F Series Notes into one series known as the Series G Notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor series of notes. The Senior Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indentures that govern the Senior Notes). Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year. Except in certain circumstances, the Senior Notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at the option of the Company, in whole or in part, at a redemption price equal to 104.25%, plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. No sinking fund payments are required on the Senior Notes until their final maturity. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

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

8. Financial Instruments

During 1998, the Company entered into several foreign currency forward exchange contracts to hedge certain exposures relating to currency fluctuations between the Norwegian Kroner and the Great Britain Pound resulting from several of the Trico Supply vessels operating in the United Kingdom under long-term contracts denominated in the Great Britain Pound. Gains and losses on foreign currency forward exchange contracts are deferred until the hedged transaction is completed. As of December 31, 1998, the Company had foreign currency forward exchange contracts outstanding of approximately $9,272,000. These foreign currency forward exchange contracts expired at various points through December 31, 1999. Losses of $102,000 were recognized on completed foreign currency forward exchange contracts during 1998, and deferred gains of approximately $54,000 were included in the consolidated balance sheet at December 31, 1998 as accrued expenses. The foreign currency forward exchange contracts had a fair value of $139,000 at December 31, 1998. As of December 31, 1999, there were no foreign currency forward exchange contracts outstanding, and approximately $59,000 of gains was recognized on completed contracts during the year. During 2000, the Company entered into foreign currency forward exchange contracts similar to those entered into during 1998. As of December 31, 2000, the Company had foreign currency forward exchange contracts outstanding with a notional value of approximately $2,250,000. These foreign currency forward exchange contracts expire at various points throughout 2001.

As of December 31, 1999, the Company had interest swap agreements expiring in June 2003, with a total aggregate notional amount of NOK 200,000,000 ($24,968,000). The agreements required the Company to pay a fixed rate of interest on the notional amount, and the Company, in turn, received a variable rate of interest on the same notional amount. The effect of the swap agreements was to limit the interest rate exposure to 5.7% on NOK 200,000,000 ($24,968,000) of the Trico Supply Bank Facility. Amounts to be paid or received under the swap agreements were accrued as interest rate changes and were recognized over the life of the agreements as an adjustment to interest expense. As a result of these swap agreements, interest expense was decreased by approximately NOK 1,256,000 ($143,000) and approximately NOK 1,625,000 ($208,000) in 2000 and 1999, respectively, and increased by NOK 1,500,000 ($198,000) in 1998. The estimated fair value of the interest rate swap agreements as of December 31, 1999 was NOK 2,652,000 ($331,000). During 2000, the Company sold certain of the interest swap agreements for approximately $360,000 and, as of December 31, 2000, the Company no longer had any outstanding interest rate swap agreements.

9. Income Taxes

Earnings (loss) before income taxes and extraordinary item derived from U.S. and international operations for the years ended December 31 are as follows (in thousands):

	2000	1999	1998

United States	$(25,557)	$(57,502)	$ (5,382)
International	6,788	10,137	42,466

	$(18,769)	$(47,365)	$37,084

The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 2000, 1999 and 1998, are as follows (in thousands):

	2000	1999	1998

Current income taxes:
U.S. federal income taxes	$ (40)	$ 591	$ (720)
State income taxes	-	53	41
Foreign taxes	519	-	-

Deferred income taxes:
U.S. federal income taxes	(8,252)	(19,533)	753
State income taxes	(450)	(101)	59
Foreign taxes	2,891	3,205	11,671

	$(5,332)	$(15,785)	$11,804

The Company has not recognized a deferred tax liability for the undistributed earnings of a non-US subsidiary because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. The amount of the potential deferred tax liability has not been disclosed because it is impractical to calculate the amount at this time.

The Company's deferred income taxes at December 31, 2000 and 1999 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities

2000	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$ -	$ 9,127	$ -	$ 70,526
Deferral of foreign earnings	-	-	-	25,466
Insurance reserves	640	-	-	-
Alternative minimum tax credits	-	5,142	-	-
Foreign tax credits	-	779	-	-
Net operating loss carryforward	-	63,550	-	-
Other	96	-	156	-

	$ 736	$ 78,598	$ 156	$ 95,992

Current deferred tax assets, net				$ 580

Non-current deferred tax asset, net -
United States				$ 8,072

Non-current deferred tax liabilities, net -
foreign jurisdiction				$ 25,466

	Deferred Tax Assets		Deferred Tax Liabilities

1999	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$ -	$ 8,224	$ -	$ 71,564
Deferral of foreign earnings	-	-	-	25,218
Insurance reserves	767	-	-	-
Alternative minimum tax credits	-	5,142	-	-
Foreign tax credits	-	779	-	-
Net operating loss carryforward	-	55,411	-	-
Other	610	-	308	53

	$ 1,377	$ 69,556	$ 308	$ 96,835

Current deferred tax assets, net				$ 1,069

Non-current deferred tax liabilities, net -
United States				$ 2,061

Non-current deferred tax liabilities, net -
foreign jurisdiction				$ 25,218

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follow (in thousands):

	2000	1999	1998

Federal income taxes at statutory rate	$(6,569)	$(16,578)	$12,980
State income taxes net of federal benefit	(450)	(37)	108
Foreign tax rate differential	(589)	(783)	(2,397)
Goodwill	1,195	1,049	1,135
Non-deductible loss and expenses	574	564	(22)
Foreign earnings	507	-	-

Income tax expense (benefit)	$(5,332)	$(15,785)	$11,804

Effective tax rate	28%	33%	32%

A tax benefit for the exercise of stock options in the amount of $1,269,000 and $19,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 2000 and 1999, respectively.

The net operating loss carryforwards for federal and state tax purposes are approximately $179,000,000 at December 31, 2000 and expire in 2020. Alternative minimum tax credits at December 31, 2000 are approximately $5,142,000. The Company incurred a change of control under IRC Section 382 on May 26, 2000 that will limit the utilization of approximately $167,000,000 of net operating loss carryforwards to a set level as provided by regulations. The limitation should be approximately $17 million per year.

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

According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards have a ten-year term and are fully exercisable. As of December 31, 2000, there were 821,668 stock options outstanding under the 1993 Plan.

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

According to the 1996 Plan, Awards may be granted with respect to a maximum of 1,500,000 shares of common stock. No participant may be granted, in any calendar year, Awards with respect to more than 100,000 shares of common stock.

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

During 1999, the Company granted 229,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $4.50 to $7.63. The Awards expire in ten years and vest in annual increments of 25% over the four years following their grant, except for 28,000 awards granted to directors which vested at the date of grant.

During 2000, the Company granted 319,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $10.69 to $11.63 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 10,000 awards granted to directors which vested at the date of grant.

As of December 31, 2000, there were 1,052,675 options outstanding under the 1996 Plan.

A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the years ended on those dates are presented below:

	2000		1999		1998

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the year
	1,811,980	$ 5.77	1,605,855	$ 5.96	1,485,330	$ 4.30
Granted	319,500	$ 11.60	229,500	$ 4.86	218,500	$ 16.54
Exercised	245,312	$ 1.70	12,000	$ 0.91	83,350	$ 1.59
Forfeited	8,325	$ 12.88	6,500	$ 20.20	14,625	$ 20.03
Expired	3,500	$ 20.75	4,875	$ 19.82	-	$ -
Outstanding at end of year	1,874,343	$ 7.24	1,811,980	$ 5.77	1,605,855	$ 5.96
Exercisable at end of year	1,281,668	$ 5.40	1,381,105	$ 3.95	1,279,230	$ 2.89

Weighted average fair value of options granted during 2000, 1999 and 1998 were $5.51, $2.70 and $7.03, respectively.

The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: no dividend yield; risk-free interest rates are 6.28% , 5.36% and 5.42%; expected terms of the options are five to six years; and the expected volatility is 44.36%, 58.96% and 38.54%.

The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding	Contract	Exercise	Exercisable	Exercise
Prices	at 12/31/00	Life	Price	at 12/31/00	Price

$0.91	821,668	3.06	$ 0.91	821,668	$ 0.91
$4.50	186,500	8.16	4.50	38,375	4.50
$6.625 to $7.625	41,500	8.31	7.16	29,000	7.39
$8.00 to $11.625	476,000	8.11	10.41	167,500	8.16
$17.75 to $23.13	348,675	6.79	19.29	225,125	19.64

$0.91 to $23.13	1,874,343	5.66	$ 7.24	1,281,668	$ 5.40

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 2000, 1999 and 1998 would approximate the pro forma below:

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	12/31/00	12/31/00	12/31/99	12/31/99	12/31/98	12/31/98

SFAS 123 Charge	$ -	$ 1,115	$ -	$ 877	$ -	$ 743
APB 25 Charge	$ -	$ -	$ -	$ -	$ -	$ -
Net income (loss)	$(12,722)	$ (13,837)	$(33,410)	$(34,287)	$ 25,280	$ 24,537
Diluted net income (loss)
per average
common share	$ (0.39)	$ (0.42)	$ (1.33)	$ (1.37)	$ 1.20	$ 1.17

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

12. Asset Write-Down

In June of 1999, the Company adjusted the net book value of a vessel acquired as part of a larger acquisition which was deemed by Company management to be in a condition incapable of operation at the time of acquisition and had never been activated. Due to the substantially lower day rates available for its vessels, in general, and the overall condition and age of this vessel, the Company determined that it would not be economically feasible to refurbish and activate this vessel. The Company adjusted the net book value of the vessel to an estimated scrap value of $100,000, resulting in a non-cash asset write-down of $1,111,000. The operating loss, including depreciation, generated by the vessel during the year ended December 31, 1999 was $55,000.

13. Earnings Per Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except share and per share data).

	For the Year Ended December 31, 2000			For the Year Ended December 31, 1999			For the Year Ended December 31, 1998

	Loss	Shares	Per Share	Loss	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Income (loss)
before
extraordinary
item	$ (13,437)			$ (31,580)	-		$ 25,280	-

Basic
EPS
Income (loss)
available to
common
shareholders	(13,437)	32,827,836	$ (0.41)	(31,580)	25,062,934	$ (1.26)	25,280	20,342,244	$ 1.24

Effect of
Dilutive
Securities
Stock
option
grants	-	-		-	-		-	673,069

Diluted
EPS
Income (loss)
available
to common
shareholders
plus assumed
conversions	$ (13,437)	32,827,836	$ (0.41)	$ (31,580)	25,062,934	$ (1.26)	$ 25,280	21,015,313	$ 1.20

Options to purchase 1,874,343 and 1,811,980 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during 2000 and 1999, respectively, but were not always included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the year. The options were still outstanding at the end of 2000 and 1999, respectively.

14. Employee Benefit Plans

Profit Sharing Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants' before tax savings contributions up to 5% of the participants' taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 2000, 1999 and 1998 of $60,000, $229,000 and $255,000, respectively.

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

	(in thousands)
	2000	1999

Change in Benefit Obligation

Benefit obligation at beginning of year	$ 1,614	$ 1,355
Service cost	249	296
Interest cost	77	76
Translation adjustment and other	(139)	(113)

Benefit obligation at end of year	$ 1,801	$ 1,614

Change in Plan Assets

Fair value of plan assets at beginning of year	$ 1,519	$ 1,161
Actual return on plan assets	103	80
Contributions	330	359
Benefits paid	-	(7)
Translation adjustment and other	(113)	(74)

Fair value of plan assets at end of year	$ 1,839	$ 1,519

Funded status, (underfunded) overfunded	$ 37	$ (95)
Unrecognized net actuarial gain (loss)	1	(13)

Prepaid (accrued) benefit cost	$ 38	$ (108)

Weighted-Average Assumptions

Discount rate	6.00%	5.25%

Return on plan assets	7.00%	6.25%

Rate of compensation increase	3.30%	3.30%

Components of Net Periodic Benefit Cost

Service cost	$ 249	$ 296
Interest cost	77	76
Return on plan assets	(103)	(80)
Social security contributions	34	43
Recognized net actuarial loss	(10)	35

Net periodic benefit cost	$ 247	$ 370

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees' expected date of separation or retirement.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $791,000, $557,000 and $672,000, respectively, as of December 31, 2000 and $922,000, $642,000 and $573,000, respectively, as of December 31, 1999.

15. Commitments and Contingencies

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company's insurance coverages. At December 31, 2000 and 1999, the Company has accrued a liability in the amount of $1,890,000 and $2,250,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

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

Long-term debt: The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 2000 and 1999 were as follows (in thousands):

	2000	1999

Carrying amount	$ 335,891	$ 412,874
Fair value	$ 319,376	$ 377,855

Foreign currency forward exchange contracts: Fair value is estimated by obtaining quotes from brokers.

Interest swap agreements: Fair value is based on estimated amounts that the Company would receive or pay to terminate the contract at the reporting date.

17. Quarterly Financial Data (Unaudited)

Year ended December 31, 2000	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$ 26,381	$ 29,482	$ 35,285	$ 41,739
Operating income (loss)	(4,413)	1,442	4,619	9,719
Income (loss) before extraordinary item, net of tax	(9,061)	(4,175)	(1,594)	1,393
Net income (loss)	(9,061)	(3,460)	(1,594)	1,393
Basic and diluted earnings per share:
Net income (loss) before extraordinary item per
average common share outstanding	(0.32)	(0.13)	(0.04)	0.04

Year ended December 31, 1999	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$ 28,318	$ 26,664	$ 27,614	$ 28,204
Operating loss	(2,810)	(5,646)	(3,466)	(2,775)
Loss before extraordinary item, net of tax	(7,343)	(9,006)	(7,816)	(7,415)
Net loss	(7,343)	(10,836)	(7,816)	(7,415)
Basic and diluted earnings per share:
Net loss before extraordinary item per average
common share outstanding	(0.36)	(0.39)	(0.28)	(0.26)

18. Segment and Geographic Information

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28% which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the other segment includes primarily Latin America. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment. Segment data as of and for the years ended December 31, 2000, 1999 and 1998 are as follows:

December 31, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 70,044	$ 54,395	$ 8,448	$ 132,887
Intersegment revenues	144	-	-	144
Interest revenue	640	276	2	918
Interest expense	25,575	4,272	36	29,883
Depreciation and amortization expense	29,709	16,151	2,778	48,638
Income tax expense (benefit)	(8,915)	3,581	2	(5,332)
Extraordinary item, net of taxes	715	-	-	715
Segment net income (loss)	(16,990)	4,534	(266)	(12,722)
Long-lived assets	220,275	231,550	39,237	491,062
Segment total assets	577,852	344,103	39,976	961,931
Expenditures for segment assets	6,104	5,026	2,108	13,238

December 31, 1999	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 47,982	$ 55,828	$ 6,990	$ 110,800
Intersegment revenues	324	-	-	324
Interest revenue	279	387	1	667
Interest expense	28,372	3,600	15	31,987
Depreciation and amortization expense	32,930	15,497	22	48,449
Income tax expense (benefit)	(17,858)	2,073	-	(15,785)
Extraordinary item, net of taxes	1,830	-	-	1,830
Segment net income (loss)	(35,846)	4,949	(2,513)	(33,410)
Long-lived assets	252,398	268,858	32,132	553,388
Segment total assets	600,925	393,263	32,714	1,026,902
Expenditures for segment assets	28,386	19,547	1,215	49,148

December 31, 1998	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 98,318	$ 85,197	$ 2,730	$ 186,245
Intersegment revenues	432	-	-	432
Interest revenue	535	420	2	957
Interest expense	23,836	3,860	-	27,696
Depreciation and amortization expense	29,131	11,045	7	40,183
Income tax expense (benefit)	(236)	12,043	(3)	11,804
Segment net income (loss)	(5,097)	30,871	(494)	25,280
Long-lived assets	296,539	273,372	498	570,409
Segment total assets	649,623	413,434	1,892	1,064,949
Expenditures for segment assets	89,008	36,667	-	125,675

A reconciliation of segment data to consolidated data as of December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998

Revenues
Total revenues from external customers and
intersegment revenues for reportable segments	$ 133,031	$ 111,124	$ 186,677
Elimination of intersegment revenues	(144)	(324)	(432)

Total consolidated revenues	$ 132,887	$ 110,800	$ 186,245

Assets
Total assets for reportable segments	$ 961,931	$ 1,026,902	$ 1,064,949
Elimination of intersegment receivables	(3,180)	(1,899)	(2,683)
Elimination of investment in subsidiaries	(280,629)	(294,424)	(293,029)
Other unallocated amounts	-	-	(347)

Total consolidated assets	$ 678,122	$ 730,579	$ 768,890

For the years ended December 31, 2000, 1999 and 1998, revenues from one customer of the Company's North Sea segment represented approximately $13,401,000, $20,554,000 and $29,757,000, or 10%, 19% and 16%, respectively, of the Company's consolidated revenues.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b) Reports on Form 8-K:

On November 1, 2000, we filed a Form 8-K reporting under Item 5 our results for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)
By: /s/ Thomas E. Fairley Thomas E. Fairley President and Chief Executive Officer
Date: February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Fairley Thomas E. Fairley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2001
/s/ Ronald O. Palmer Ronald O. Palmer	Chairman of the Board	February 28, 2001
/s/ Victor M. Perez Victor M. Perez	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2001
/s/ Kenneth W. Bourgeois Kenneth W. Bourgeois	Vice President and Controller (Principal Accounting Officer)	February 28, 2001
/s/ H. K. Acord H. K. Acord	Director	February 28, 2001
/s/ Benjamin F. Bailar Benjamin F. Bailar	Director	February 28, 2001
/s/ James C. Comis III James C. Comis III	Director	February 28, 2001
/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	February 28, 2001
/s/ Joel V. Staff Joel V. Staff	Director	February 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.

Our audits on the consolidated financial statements referred to in our report dated February 16, 2001 included in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 16, 2001

Schedule II

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
for the years ended December 31, 2000, 1999 and 1998
(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2000 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$420	-	-	$(236)	$184

1999 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$691	$(271)	-	-	$420

1998 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$571	$120	-	-	$691

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX
EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.
3.3	Bylaws of the Company, as amended (1)
4.1	Specimen Common Stock Certificate (2)
4.2

Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA, Saevik Shipping AS, and Chase Bank of Texas, National Association, as Trustee ("Indenture") (3)

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
10.2

Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (5)

10.3

First Amendment effective as of September 30, 1999 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (6)

10.4

Second Amendment effective as of December 31, 1999 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.(8)

10.5

Loan Agreement dated as of June 23, 1998 between Saevik Shipping AS, Den Norske Bank ASA, as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.(7)

10.6

Third Amendment effective as of March 31, 2000 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (9)

10.7

Fourth Amendment effective as of August 11, 2000 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (10)

10.8	Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (5)
10.9	Stockholders' Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (5)
10.10	Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.
10.11	Supplemental Agreement dated as of June 19, 2000 to Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.
10.12	Supplemental Agreement dated as of April 13, 2000 to the Loan Agreement dated as of June 23, 1998 between Saevik Shipping AS, Den Norske Bank ASA, as agent for itself and the other banking institutions that may became party thereto from time to time in accordance with the terms thereof.
10.13	Second Supplemental Agreement dated as of December 21, 2000 to the Loan Agreement dated as of June 23, 1998 between Saevik Shipping AS, Den Norske Bank ASA, as agent for itself and the other banking institutions that may became party thereto from time to time in accordance with the terms thereof.
10.14	The Company's 1996 Incentive Compensation Plan .(2) W
10.15	The Company's 1993 Stock Option Plan. (2) W
10.16	Form of Stock Option Agreement under the 1993 Stock Option Plan. (2) W
10.17	Form of Option Agreement under the 1996 Incentive Compensation Plan. (2) W
10.18	Form of Noncompetition, Nondisclosure and Severance Agreements between the Company and each of its Executive Officers. (2) W
11.1	Computation of Earnings Per Share.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

    _________________
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

(7) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K dated March 26, 1999.

(8)Incorporated by reference to the Company's 1999 Annual Report on Form 10-K dated March 27, 2000.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 12, 2000 for the quarter ended March 31, 2000.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2000 for the quarter ended September 30, 2000.

W Management Contract or Compensation Plan or Arrangement.