Form 10-Q
period 2001-03-21
TRICO MARINE SERVICES INC
filed 2001-05-15
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

__Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period ____to____

Commission File Number 0-28316

TRICO MARINE SERVICES, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

250 North American Court Houma, LA (Address of principal executive offices)	70363 (Zip Code)

Registrant's telephone number, including area code (985) 851-3833

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   No

As of May 8, 2001, there were 36,250,960 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TRICO MARINE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)

	March 31,	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$18,693	$18,094
Restricted cash	408	533
Accounts receivable, net	33,797	36,340
Prepaid expenses and other current assets	6,245	4,038

Total current assets	59,143	59,005

Property and equipment, at cost:
Land and buildings	3,758	3,768
Marine vessels	576,675	582,448
Construction-in-progress	4,136	2,247
Transportation and other	2,811	4,101

	587,380	592,564

Less accumulated depreciation and amortization	108,013	101,502

Net property and equipment	479,367	491,062

Goodwill, net	86,034	88,800
Other assets	31,391	39,255

	$655,935	$678,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$3,157	$5,973
Accounts payable	9,815	8,027
Accrued expenses	6,274	6,284
Accrued interest	4,129	9,236
Income taxes payable	802	722

Total current liabilities	24,177	30,242

Long-term debt	316,317	320,682
Deferred income taxes, net	18,143	25,466
Other non-current liabilities	2,079	2,151

Total liabilities	360,716	378,541

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 55,000,000	363	363
shares authorized, 36,321,617 and 36,317,617 shares issued and 36,249,585 and 36,245,585 shares outstanding at March 31, 2001 and December 31, 2000, respectively
Additional paid-in capital	337,232	337,200
Retained earnings	26,417	24,454
Accumulated other comprehensive loss	(68,792)	(62,435)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	295,219	299,581

	$655,935	$678,122

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

Revenues:
Charter hire	$43,255	$26,356
Other vessel income	22	25

Total revenues	43,277	26,381

Operating expenses:
Direct vessel operating expenses and other	18,761	15,813
General and administrative	3,121	2,544
Amortization of marine inspection costs	3,213	3,889
Depreciation and amortization expense	8,312	8,548

Total operating expenses	33,407	30,794

Operating income (loss)	9,870	(4,413)

Interest expense	6,717	8,344
Amortization of deferred financing costs	337	349
Other income, net	(147)	(180)

Income (loss) before income taxes	2,963	(12,926)

Income tax expense (benefit)	1,000	(3,865)

Net income (loss)	$1,963	$(9,061)

Basic earnings per common share:
Net income (loss)	$0.05	$(0.32)

Average common shares outstanding	36,246,341	28,390,416

Diluted earnings per common share:
Net income (loss)	$0.05	$(0.32)

Average common shares outstanding	36,946,069	28,390,416

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

Net income (loss)	$1,963	$(9,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,832	12,843
Deferred marine inspection costs	(4,050)	(1,146)
Deferred income taxes	894	(3,865)
Gain on sale of asset	(568)	-
Provision for doubtful accounts	30	-
Changes in operating assets and liabilities:
Restricted cash	112	228
Accounts receivable	2,256	2,679
Prepaid expenses and other current assets	(1,789)	(1,298)
Accounts payable and accrued expenses	(3,063)	(8,499)
Other, net	331	285

Net cash provided by (used in) operating activities	7,948	(7,834)

Cash flows from investing activities:
Purchases of property and equipment	(1,827)	(1,979)
Sale of asset	875	-
Other	(282)	(43)

Net cash used in investing activities	(1,234)	(2,022)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	12,000
Proceeds from issuance of common stock, net of expenses	32	-
Repayment of long-term debt	(6,038)	(2,175)
Deferred financing costs and other	(5)	(11)

Net cash provided by (used in) financing activities	(6,011)	9,814

Effect of exchange rate changes on cash and cash equivalents	(104)	(168)

Net increase (decrease) in cash and cash equivalents	599	(210)

Cash and cash equivalents at beginning of period	18,094	5,898

Cash and cash equivalents at end of period	$18,693	$5,688

Supplemental information:
Income taxes paid	$24	$-

Interest paid	$11,825	$15,241

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

Net income (loss)	$ 1,963	$ (9,061)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,357)	(14,982)

Comprehensive loss	$ (4,394)	$ (24,043)

   The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2000.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income or total stockholders' equity, but operating cash flows were reduced by $1,146,000 and cash flows used in investing activities were reduced by the same amount.

Effective January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." To the extent that foreign currency forward exchange contracts qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent that foreign currency forward exchange contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in the consolidated statements of operations, but is generally offset by changes in value of the underlying exposure. The cumulative effect of the adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows and, since we utilize derivatives and hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

2. Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except share and per share date).
	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000

	Income (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Net income (loss)	$ 1,963			$ (9,061)

Basic earnings per share
Income (loss) available to common shareholders	1,963	36,246,341	$0.05	(9,061)	28,390,416	$(0.32)

Effect of Dilutive Securities
Stock option grants	-	699,728		-	-

Diluted earnings per share
Income (loss) available to common shareholders plus assumed conversions	$ 1,963	36,946,069	$0.05	$ (9,061)	28,390,416	$(0.32)

Options to purchase 1,879,343 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during the three months ended March 31, 2001 but were not always included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the period. For the three-month period ending March 31, 2000, options to purchase 1,808,980 common shares at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

3. Separate Financial Statements for Subsidiary Guarantors:

During 1997, the Company issued $280,000,000 of 8½% senior notes due 2005 in three different series. In November 1998, the Company completed an exchange offer of all the existing series of senior notes for one series of senior notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor senior notes.

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

4. Income Taxes:

The Company's effective income tax rates for the three-month periods ended March 31, 2001 and March 31, 2000 were 34% and 30%, respectively. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5. Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations and reflects interest expense on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-months ended March 31, 2001 and 2000 are as follows:
March 31, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 25,236	$ 15,122	$ 2,919	$ 43,277
Intersegment revenues	36	---	---	36
Segment net income (loss)	395	1,791	(223)	1,963
Segment total assets	566,372	333,766	41,392	941,530

March 31, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 13,979	$ 10,325	$ 2,077	$ 26,381
Intersegment revenues	36	---	---	36
Segment net income (loss)	(7,077)	(1,468)	(516)	(9,061)
Segment total assets	587,215	368,544	40,707	996,466

A reconciliation of segment data to consolidated data as of March 31, 2001 and 2000 is as follows:
	2001	2000
Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 43,313	$ 26,417
Elimination of intersegment revenues	(36)	(36)

Total consolidated revenues	$ 43,277	$ 26,381

Assets
Total assets for reportable segments	$ 941,530	$ 996,466
Elimination of intersegment receivables	(4,417)	(2,492)
Elimination of investment in subsidiaries	(281,178)	(294,734)

Total consolidated assets	$ 655,935	$ 699,240

6. Sale of Crewboats:

In March 2001, the Company entered into agreements to sell two of its crewboats. The sale of one crewboat was closed in March 2001, and the sale of the second crew boat was closed in April 2001. The Company recognized a gain of approximately $568,000 in the first quarter on the sale of the first crewboat and will recognize a gain of approximately $377,000 in the second quarter on the sale of the second crewboat. The proceeds from both sales were used for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2001 were $43.3 million, an increase of 64.0% compared to the $26.4 million in revenues for the first quarter of 2000. Favorable oil and gas prices in 2000 and 2001 has resulted in increases in offshore drilling activity which, in turn, has resulted in improved demand for our vessels. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.
	Three months ended March 31,
	2001	2000
Average Day Rates:
Supply	$ 6,631	$3,347
Supply /Anchor Handling (N. Sea)	10,389	8,650
Crew/line handling	2,723	2,285

Utilization:
Supply	73%	70%
Supply /Anchor Handling (N. Sea)	89%	73%
Crew/line handling	89%	76%

Average no. of Vessels:
Supply	54.0	53.0
Supply /Anchor Handling (N. Sea)	18.0	18.0
Crew/line handling	21.9	22.0

Supply boat day rates in the Gulf for the first quarter of 2001 increased 98% to $6,631, compared to $3,347 for the first quarter of 2000. The utilization rate for the Gulf supply boats increased to 73% for the first quarter of 2001, compared to 70% for the year-ago period due to improved market conditions in the Gulf and reduced vessel downtime for drydocking and refurbishment. The utilization rate for both periods includes 10 of our Gulf supply boats which were previously de-activated or stacked.

Day rates for our North Sea vessels averaged $10,389 for the first quarter of 2001, compared to $8,650 for the first quarter of 2000. Day rates in the North Sea increased in the 2001 first quarter due to increased demand in the North Sea compared to the year-ago period. Utilization was 89% for the first quarter of 2001, compared to 73% for the first quarter of 2000 due to improved market conditions and the re-activation in mid-2000 of two North Sea PSV's which had previously been de-activated. As a result of low market day rates and utilization in 1999, we elected to de-activate three of our North Sea PSV's. The third PSV was re-activated at the end of the 2001 first quarter.

Day rates for crew boats and line handling vessels increased to $2,723 for the first quarter of 2001, compared to $2,285 for the first quarter of 2000. Day rates improved for both our Gulf crew boats and our line handling vessels operating in Brazil. Utilization for the crew boats and line handling vessels increased to 89% for the first quarter of 2001, compared to 76% for the comparable 2000 period. Three of our line handling vessels in Brazil were drydocked during the first quarter of last year prior to commencement of new two-year charters.

During the first quarter of 2001, direct vessel operating expenses increased to $19.2 million (44.3% of revenues) compared to $15.7 million (59.5% of revenues) for the first quarter of 2000. This increase was due to the additional expenses associated with the three vessels which were re-activated in the North Sea, and increases in labor and maintenance and repair costs compared to the first quarter of 2000. Vessel operating expenses decreased as a percentage of revenue in the 2001 first quarter compared to the prior year because the increases in vessel utilization and day rates more than offset the increases in expenses.

Depreciation and amortization expense decreased to $8.3 million for the first quarter 2001, down from $8.5 million for the year-ago period principally as a result of the sale of our six lift boats in the second quarter of 2000. Amortization of marine inspection costs decreased to $3.2 million for the quarter ended March 31, 2001, from $3.9 million in the comparable 2000 period, due principally to decreased drydocking and marine inspection costs as a result of the completion of our Gulf supply boat upgrade and refurbishment program in 1999.

Our general and administrative expenses increased to $3.1 million in the first quarter of 2001 compared to $2.5 million for the 2000 first quarter. General and administrative expenses decreased as a percentage of revenues to 7.2% in the 2001 first quarter from 9.6%, due to the increase in average day rates for all our vessel classes.

Interest expense decreased to $6.7 million for the first quarter of 2001 from $8.3 million for the first quarter of 2000 due to the reduction of our debt.

In the first quarter of 2001, we had income tax expense of $1.0 million compared to an income tax benefit of $3.9 million in the 2000 period. Our effective income tax rate for the three-month period ended March 31, 2001 was 34%. The variance from our statutory rate is due to income contributed by our Norwegian operations, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to our intent to permanently reinvest the 2001 unremitted earnings and postpone their repatriation indefinitely.

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

During the first three months of 2001, $7.9 million in funds were provided by operating activities, net of $4.1 million of dry-docking and vessel inspection costs, a significant improvement from the first quarter of last year when we used $7.8 million in funds for operating activities, net of $1.1 million of dry-docking and vessel inspection costs. This improvement in funds generated from operating activities is principally due to the increase in net income resulting from the increase in vessel utilization and day rates compared to the first quarter of 2000. During the first quarter of 2001, $6.0 million in funds were used in financing activities, which was primarily due to our repayment of debt. This compares to the first quarter of 2000 when $9.8 million in funds were provided by financing activities, which was principally due to our borrowing of $12.0 million under our bank facilities, offset in part by the repayment of $2.2 million of debt. During the 2001 first quarter, $1.2 million of funds were used in investing activities, primarily due to capital expenditures of $1.8 million, reduced by the proceeds from the cash sale of a crew boat for $875,000. This compares to $2.0 million used in investing activities in the first quarter of 2000, which was due principally to capital expenditures.

We have outstanding approximately $247.9 million in 8 1/2% senior notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. Except in certain circumstances, the senior notes may not be prepaid until August 1, 2001, at which time they may be redeemed, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

We maintain a bank credit facility that provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2002 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of May 8, 2001, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a Norwegian revolving credit facility in the amount of NOK 450 million ($49.2 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.5 million) every six months, with the balance of the commitment to expire in June 2003. As of May 8, 2001, we had approximately NOK 325 million ($35.8 million) of debt outstanding under the facility. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($13.7 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.4 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of May 8, 2001, this additional facility had been prepaid and reduced to NOK 100 million ($11.0 million). Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for our Norwegian bank facilities was 8.21% as of March 31, 2001. Our Norwegian bank facilities are collateralized by mortgages on certain of our North Sea vessels, require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

We believe that cash generated from our operations, together with available borrowings under our bank credit facilities, will be sufficient to fund our working capital requirements and currently planned capital expenditures. However, it is our objective to position ourselves to pursue acquisitions and opportunities to selectively build new vessels which enhance our capabilities and enable us to enter new markets areas. Depending upon the size of such investments, it is likely that we would require additional equity or debt financing. We can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

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

Our market risk estimates have not changed materially from those disclosed in our 2000 Form 10-K, incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company. [1]
3.2	By Laws of the Company.[1]
4.1	Specimen Common Stock Certificate.[2]
12.1	Computation of Ratio of Earnings to Fixed Charges.

(b) Reports on Form 8-K:

(i)	Report on Form 8-K dated February 12, 2001 reporting "Item 5 - Other Events and Item 7 - Financial Statements and Exhibits."

_________________________________

[1]	Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
[2]	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRICO MARINE SERVICES, INC.

Date: May 14, 2001	By: /s/ KENNETH W. BOURGEOIS Kenneth W. Bourgeois
Chief Accounting Officer and duly authorized officer