Form 10-Q
period 2001-06-30
TRICO MARINE SERVICES INC
filed 2001-08-09
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

X     Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

        Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period          to

Commission File Number 0-28316

TRICO MARINE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North American Court Houma, LA	70363
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (985) 851-3833

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

As of August 7, 2001, there were 36,254,335 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2001 (Unaudited)	2000

ASSETS
Current assets:
Cash and cash equivalents	$27,759	$18,094
Restricted cash	416	533
Accounts receivable, net	44,039	36,340
Prepaid expenses and other current assets	5,014	4,038

Total current assets	77,228	59,005

Property and equipment, at cost:
Land and buildings	3,758	3,768
Marine vessels	573,862	582,448
Transportation and other	4,216	4,101
Construction-in-progress	4,906	2,247

	586,742	592,564
Less accumulated depreciation and amortization	114,553	101,502

Net property and equipment	472,189	491,062

Goodwill, net	83,746	88,800
Other assets	30,336	39,255

	$663,499	$678,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$7,142	$5,973
Accounts payable	10,136	8,027
Accrued expenses	7,967	6,284
Accrued interest	9,180	9,236
Income taxes payable	722	722

Total current liabilities	35,147	30,242

Long-term debt	310,772	320,682
Deferred income taxes, net	19,952	25,466
Other non-current liabilities	2,030	2,151

Total liabilities	367,901	378,541

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 55,000,000 shares authorized,
36,326,367 and 36,317,617 shares issued and 36,254,335 and 36,245,585 shares outstanding at June 30, 2001 and December 31, 2000, respectively	363	363
Additional paid-in capital	337,255	337,200
Retained earnings	31,863	24,454
Accumulated other comprehensive loss	(73,882)	(62,435)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	295,598	299,581

	$663,499	$678,122

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:
Charter hire	$49,961	$29,456	$93,216	$55,812
Other vessel income	25	26	47	51

Total revenues	49,986	29,482	93,263	55,863

Operating expenses:
Direct vessel operating expenses and other	21,203	17,149	40,532	32,962
General and administrative	3,176	2,761	6,297	5,305
Gain on sale of assets	(381)	(3,923)	(949)	(3,923)
Amortization of marine inspection costs	3,350	3,545	6,563	7,434
Depreciation and amortization expense	8,218	8,508	16,530	17,056

Total operating expenses	35,566	28,040	68,973	58,834

Operating income (loss)	14,420	1,442	24,290	(2,971)
Interest expense	6,602	7,727	13,319	16,071
Amortization of deferred financing costs	333	367	670	716
Other income, net	(381)	(152)	(528)	(332)

Income (loss) before income taxes and extraordinary item	7,866	(6,500)	10,829	(19,426)
Income tax expense (benefit)	2,420	(2,325)	3,420	(6,190)

Income (loss) before extraordinary item	5,446	(4,175)	7,409	(13,236)
Extraordinary item, net of taxes	-	715	-	715

Net income (loss)	$5,446	$(3,460)	$7,409	$(12,521)

Basic earnings per common share:
Income (loss) before extraordinary item	$0.15	$(0.13)	$0.20	$(0.45)
Extraordinary item, net of taxes	-	0.02	-	0.03

Net income (loss)	$0.15	$(0.11)	$0.20	$(0.42)

Average common shares outstanding	36,251,049	30,683,250	36,248,708	29,536,833

Diluted earnings per common share:
Income (loss) before extraordinary item	$0.15	$(0.13)	$0.20	$(0.45)
Extraordinary item, net of taxes	-	0.02	-	0.03

Net income (loss)	$0.15	$(0.11)	$0.20	$(0.42)

Average common shares outstanding	36,894,183	30,683,250	36,919,982	29,536,833

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Net income (loss)	$7,409	$(12,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,728	25,165
Deferred marine inspection costs	(6,087)	(3,148)
Deferred income taxes	3,231	(5,805)
Gain on sales of assets	(949)	(3,923)
Provision for doubtful accounts	60	-
Extraordinary item	-	(715)
Changes in operating assets and liabilities:
Restricted cash	97	228
Accounts receivable	(8,233)	(1,117)
Prepaid expenses and other current assets	(640)	(1,252)
Accounts payable and accrued expenses	4,073	(2,911)
Other, net	(520)	507

Net cash provided by (used in) operating activities	22,169	(5,492)

Cash flows from investing activities:
Purchases of property and equipment	(6,974)	(2,918)
Proceeds from sales of assets	1,767	14,000
Other	(477)	(272)

Net cash provided by (used in) investing activities	(5,684)	10,810

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	55	39,006
Proceeds from issuance of long-term debt	1,075	28,400
Repayment of long-term debt	(7,762)	(50,683)
Deferred financing costs and other	(5)	(154)

Net cash provided by (used in) financing activities	(6,637)	16,569

Effect of exchange rate changes on cash and cash equivalents	(183)	(208)

Net increase in cash and cash equivalents	9,665	21,679

Cash and cash equivalents at beginning of period	18,094	5,898

Cash and cash equivalents at end of period	$27,759	$27,577

Supplemental information:
Income taxes paid	$110	$-

Interest paid	$13,393	$17,601

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$5,446	$(3,460)	$7,409	$(12,521)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,090)	(5,061)	(11,447)	(20,043)

Comprehensive income (loss)	$356	$(8,521)	$(4,038)	$(32,564)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 1. Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2000.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net loss or total stockholders' equity, but operating cash flows were reduced by $3,148,000 and cash flows provided by investing activities were increased by the same amount.

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
	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-share Amount	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income before extraordinary item	$ 5,446			$ 7,409

Basic earnings per share Income before extraordinary item available to common shareholders	5,446	36,251,049	$ 0.15	7,409	36,248,708	$ 0.20

Effect of Dilutive Securities Stock option grants	-	643,134		-	671,274

Diluted earnings per share Income before extraordinary item available to common shareholders plus assumed conversions	$ 5,446	36,894,183	$ 0.15	$ 7,409	36,919,982	$ 0.20

 2. Earnings Per Share, continued:
	Three Months Ended June 30, 2000			Six Months Ended June 30, 2000
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Loss before extraordinary item	$ (4,175)			$ (13,236)

Basic earnings per share Loss before extraordinary item available to common shareholders	(4,175)	30,683,250	$(0.13)	(13,236)	29,536,833	$(0.45)

Effect of Dilutive Securities Stock option grants	-	-		-	-

Diluted earnings per share Loss before extraordinary item available to common shareholders plus assumed conversion	$ (4,175)	30,683,250	$(0.13)	$ (13,236)	29,536,833	$(0.45)

During the three-month and six-month periods ending June 30, 2001, options to purchase 1,865,843 and 1,879,343 shares of common stock, respectively, at prices ranging from $0.91 to $23.13 were outstanding but were not always included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the period. For the three-month and six-month periods ending June 30, 2000, options to purchase 1,811,480 and 2,132,980 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

3. Separate Financial Statements for Subsidiary Guarantors:

During 1997, the Company issued $280,000,000 of 8½% senior notes due 2005 in three different series. In November 1998, the Company completed an exchange offer of all the existing series of senior notes for one series of senior notes (the "Senior Notes"). The terms and conditions of the Senior Notes are identical to the predecessor senior notes. In June, 2000 the Company exchanged 3,109,857 shares of $.01 par value common stock for $32,140,000 face amount, plus accrued interest, of the Senior Notes.

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

4.  Income Taxes:

The Company's effective income tax rates for the three-month periods ended June 30, 2001 and 2000 were 31% and 36%, respectively, and for the six-month periods ended June 30, 2001 and 2000, 32%. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5.   Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations and reflects interest expense on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows:
Three Months Ended June 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 28,523	$ 19,097	$ 2,366	$ 49,986
Intersegment revenues	36	---	---	36
Segment net income (loss)	1,288	4,318	(160)	5,446

Three Months Ended June 30, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 13,852	$ 13,238	$ 2,392	$ 29,482
Intersegment revenues	36	---	---	36
Segment net income (loss)	(4,390)	1,461	(531)	(3,460)

Six Months Ended June 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 53,759	$ 34,219	$ 5,285	$ 93,263
Intersegment revenues	72	---	---	72
Segment net income (loss)	1,683	6,109	(383)	7,409
Segment total assets	574,790	333,217	44,878	952,885

Six Months Ended June 30, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 27,831	$ 23,563	$ 4,469	$ 55,863
Intersegment revenues	72	---	---	72
Segment net loss	(11,467)	(7)	(1,047)	(12,521)
Segment total assets	579,062	362,191	40,260	981,513

A reconciliation of segment data to consolidated data as of and for the three-month and six-month periods ended June 30, 2001 and 2000 is as follows:
	Three months ended June 30,

	2001	2000

Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 50,022	$ 29,518
Elimination of intersegment revenues	(36)	(36)

Total consolidated revenues	$ 49,986	$ 29,482

5. Segment and Geographic Information (In Thousands) continued:
	Six months ended June 30,

	2001	2000

Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 93,335	$ 55,935
Elimination of intersegment revenues	(72)	(72)

Total consolidated revenues	$ 93,263	$ 55,863

	As of June 30,

	2001	2000

Assets
Total assets for reportable segments	$ 952,885	$ 981,513
Elimination of intersegment receivables	(8,208)	(2,679)
Elimination of investment in subsidiaries	(281,178)	(280,629)

Total consolidated assets	$ 663,499	$ 698,205

6.  Sale of Crewboats:

In March 2001, the Company entered into agreements to sell two of its crewboats. The sale of one crewboat was closed in March 2001, and the sale of the second crew boat was closed in April 2001. The Company recognized a gain of approximately $568,000 in the first quarter on the sale of the first crewboat and recognized a gain of approximately $374,000 in the second quarter on the sale of the second crewboat. The proceeds from both sales were used for working capital.

7.  New Accounting Standards:

On June 29, 2001, the Financial Accounting Standards Board approved its proposed SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 supercedes APB Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. SFAS 142 must be adopted at the beginning of a fiscal year. Accordingly, the Company will no longer amortize goodwill effective January 1, 2002. Amortization of goodwill for the three and six month periods ended June 30, 2001 was $641,000 and $1,301,000, respectively, and for the year ended December 31, 2000 was $2,671,000. The Company is currently evaluating the impact of the adoption of these Statements. Based on the Company's initial interpretations of the Statements, the Company does not believe the implementation of these Statements will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of the Company's relevant businesses could materially change this preliminary determination.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 2001 were $50.0 million and $93.3 million, respectively, compared to the $29.5 million and $55.9 million in revenues for the second quarter and first six months of 2000, respectively. This increase in revenues was due to the increase in average vessel day rates and utilization for all our vessel classes, particularly the increase in day rates for the Gulf supply boats. Favorable oil and gas prices in 2000 and 2001 has resulted in increases in offshore drilling activity which, in turn, has resulted in improved demand for our vessels. The table below sets forth by vessel class, the average day rates and utilization of the Company's vessels and the average number of vessels owned during the periods indicated.
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Average Day Rates:
Supply	$ 7,269	$ 3,409	$ 6,956	$ 3,379
Supply/Anchor Handling (N. Sea)	11,947	9,802	11,207	9,259
Crew/Line Handling	2,730	2,422	2,727	2,354

Utilization:
Supply	75%	71%	74%	70%
Supply/Anchor Handling (N. Sea)	97%	82%	93%	77%
Crew/Line Handling	80%	74%	85%	75%

Average Number of Vessels:
Supply	54.0	53.0	54.0	53.0
Supply/Anchor Handling (N. Sea)	18.0	18.0	18.0	18.0
Crew/Line Handling	20.0	22.0	20.9	22.0

Supply boat day rates in the Gulf for the second quarter and first six months of 2001 increased 113.2% to $7,269 and 105.9% to $6,956, respectively, compared to $3,409 and $3,379 for the second quarter and first six months of 2000, respectively. Utilization for the Gulf supply boat fleet increased for the second quarter and six-month period to 75% and 74%, respectively, compared to 71% and 70% for the year-ago periods, due to improved market conditions in the Gulf and reduced vessel downtime for dry-docking.

Average day rates for our North Sea vessels for the second quarter and first six months of 2001 increased 21.9% to $11,947 and 21.0% to $11,207, respectively, compared to $9,802 and $9,259 for the comparable 2000 periods. Utilization of our North Sea vessels was 97% and 93% for the second quarter and first six months of 2001, respectively, compared to 82% and 77% for the year-ago periods. The improvement in day rates and utilization for our North Sea fleet in 2001 was due to the increased demand in the North Sea compared to the year-ago periods, the mobilization of two North Sea vessels to Brazil in the second quarter of 2001 in response to new contract awards and the re-activation of three North Sea PSV's which had been inactive during the first six months of 2000.

Day rates for our crew boats and line handling vessels for the second quarter and first six months of 2001 increased 12.7% to $2,730 and 15.8% to $2,727 respectively, compared to $2,422 and $2,354 for the comparable 2000 periods. Utilization of our crew boats and line handling vessels was 80% and 85% for the second quarter and first six months of 2001, respectively, compared to 74% and 75% for the comparable periods of 2000. The utilization of the crew boats and line handling vessels increased in 2001 compared to 2000 because of the high level of vessel drydockings for the line handling vessels in Brazil in 2000. However, during the second quarter of 2001, three of the line handling vessels in Brazil were without contracts for most of the quarter. These vessels are expected to return to service late in the third quarter of 2001.

During the second quarter and first six months of 2001, direct vessel operating expenses and other were $21.2 million (42.4% of revenues) and $40.5 million (43.5% of revenues), respectively, compared to $17.1 million (58.2% of revenues) and $33.0 million (59.0% of revenues), for the second quarter and first six months of 2000. The increase in direct vessel operating expenses was due to the additional expenses associated with three vessels which were re-activated in the North Sea and increases in labor and repair and maintenance expenses. Direct vessel operating expenses as a percentage of revenues decreased due to the increase in utilization and average vessel day rates.

Depreciation and amortization expense decreased to $8.2 million and $16.5 million for the second quarter and first six months of 2001, respectively, down from $8.5 million and $17.1 million for the year-ago periods as a result of the sale of our lift boats in the second quarter of 2000 and the sale of two crew boats during the first half of 2001. Amortization of marine inspection costs decreased to $3.4 million and $6.6 million for the quarter and six month period ended June 30, 2001, respectively, from $3.5 million and $7.4 million in the comparable 2000 periods, due to decreased dry-docking and marine inspection costs.

General and administrative expenses increased to $3.2 million (6.4% of revenues) and $6.3 million (6.8% of revenues) in the second quarter and first six months of 2001, respectively, from $2.8 million (9.4% of revenues) and $5.3 million (9.5% of revenues) for the 2000 periods. General and administrative expenses, as a percentage of revenues, decreased in the 2001 periods due to the increase in utilization and average day rates for our vessels.

Interest expense decreased to $6.6 million for the second quarter of 2001 from $7.7 million for the second quarter of 2000 due to the reduction of our debt.

In the second quarter and first six months of 2001, we had income tax expense of $2.4 million and $3.4 million, respectively, compared to income tax benefits of $2.3 million and $6.2 million in the 2000 periods. Our effective income tax rate for the three-month period ended June 30, 2001 was 31%.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt and acquire, maintain or improve equipment. During the first six months of 2001, $22.2 million in funds were provided by operating activities, net of $6.1 million of dry-docking and vessel inspection costs, a significant improvement from the comparable period of last year when we used $5.5 million in funds for operating activities, net of $3.1 million of dry-docking and vessel inspection costs. This improvement in funds generated from operating activities is principally due to the increase in net income resulting from the increase in vessel utilization and day rates compared to the first six months of 2000. During the first six months of 2001, $6.6 million in funds were used in financing activities, which was primarily due to our repayment of debt. This compares to the first six months of 2000 when $16.6 million in funds were provided by financing activities, which was principally due to our issuing $39.0 million of common stock and $28.4 million of long-term debt, offset in part by the repayment of $50.1 million of debt. During the first six months of 2001, $5.7 million of funds were used in investing activities, primarily due to capital expenditures of $7.0 million, reduced by the proceeds from the cash sale of two crew boats for $1.8 million. This compares to $10.8 million provided by investing activities in the first six months of 2000, which was due principally to $14.0 million in proceeds from the sale of assets, offset in part by $2.9 million of capital expenditures.

We have outstanding approximately $247.9 million in 8½% senior notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries, Beginning August 1, 2001, the senior notes may be prepaid, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1 of each of the succeeding three years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

We maintain a bank credit facility that provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2003 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of August 1, 2001, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a Norwegian revolving credit facility in the amount of NOK 400 million ($42.9 million). The commitment amount for this Norwegian bank facility reduces by NOK 50 million ($5.4 million) every six months, with the balance of the commitment to expire in June 2003. As of August 1, 2001, we had NOK 305 million ($33.4 million) of debt outstanding under the facility. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($13.7 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.3 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. As of August 1, 2001, this additional facility had been prepaid and reduced to NOK 100.0 million ($10.7 million). Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for our Norwegian bank facilities was 8.3% as of June 30, 2001. Our Norwegian bank facilities are collateralized by mortgages on certain of our North Sea vessels, require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

In June 2001 we signed definitive agreements to acquire two 279-foot platform supply vessels for a cost of approximately NOK 388.7 million in total ($41.7 million) payable in Norwegian Kroner. The two state-of-the-art, UT 745 design vessels, equipped with DP2 (dynamic positioning) systems, are currently under construction in Norway and are slated for delivery in April and August 2002. Payment terms for each of the vessels call for payments equal to 20% during construction and 80% upon delivery. Also in the second quarter of 2001, we executed agreements to build three 150-foot crew boats in the U.S. Gulf for a total cost of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002. Payment terms on the new crew boats call for progress payments throughout the construction period. Upon signing the agreements for the five new vessels in the second quarter, we paid approximately $2.2 million of the construction costs. Expenditures for these vessels are expected to total approximately $3.8 million during the second half of 2001.

We believe that cash generated from our operations, together with borrowings under our bank credit facilities, will be sufficient to fund our working capital requirements and our planned capital expenditures. However, it is our objective to continue to position ourselves to pursue acquisitions and opportunities to selectively build new vessels that enhance our capabilities and enable us to enter new market areas. Depending upon the size of such investments, we may require additional equity or debt financing. We can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures primarily include interest rate and exchange rate fluctuations on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." Trico's exposure to market risk as discussed below is based on estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will be based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions, which will differ from those estimated.

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

Our market risk estimates have not changed materially from those disclosed in our 2000 Form 10-K, incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the Company was held on June 8, 2001 (the "Annual Meeting").
(b)	At the Annual Meeting, H.K. Accord, Edward C. Hutcheson, Jr. and James C. Comis, III were re-elected to serve until the annual meeting of stockholders for the year 2004. In addition to the directors elected at the Annual Meeting, the terms of Thomas E. Fairley, Ronald O. Palmer, Benjamin F. Bailar and Joel V. Staff continued after the Annual Meeting.
(c)	At the Annual Meeting, holders of shares of the Company's Common Stock elected three directors with the number of votes cast for and withheld for such nominees as follows:

Name	For	Withheld
H.K. Accord	32,191,325	2,215,787
Edward C. Hutcheson, Jr.	32,185,075	2,222,037
James C. Comis, III	32,195,575	2,211,537

With respect to the election of the directors, there were no abstentions and non-votes totaled 1,843,223.

At the Annual Meeting, the stockholders voted on and did not approve a stockholder proposal requesting the Company's board of directors to take the necessary steps to declassify the Board for the purpose of director elections, whereby all directors would be elected annually. The proposal failed to receive the favorable vote of a majority of all of the outstanding shares of the Company's Common Stock, or 18,125,168 shares, required for approval. Of the 36,250,335 shares eligible to vote at the meeting, holders of 14,233,865 shares voted against the proposal and holders of 14,531,862 shares voted in favor of it.  Holders of 237,118 shares abstained from voting on the proposal. Non-votes with respect to the proposal totaled 7,247,490 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company. [1]
3.2	By Laws of the Company.[1]
4.1	Specimen Common Stock Certificate.[2]
12.1	Computation of Ratio of Earnings to Fixed Charges.

 (b) Reports on Form 8-K:

(i)	Report on Form 8-K dated April 3, 2001 reporting "Item 5 -Other Events and Item 7 Financial Statements and Exhibits."
(ii)	Report on Form 8-K dated April 27, 2001 reporting "Item 5 - Other Events and Item 7 Financial Statements and Exhibits."
(iii)	Report on Form 8-K dated June 26, 2001 reporting "Item 5 - Other Events and Item 7 Financial Statements and Exhibits."

________________________

[1]	Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
[2]	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRICO MARINE SERVICES, INC.

Date: August 9, 2001	By: /s/ KENNETH W. BOURGEOIS Kenneth W. Bourgeois Chief Accounting Officer and duly authorized officer