Form 10-Q
period 2001-09-30
TRICO MARINE SERVICES INC
filed 2001-11-13
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

    X    Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

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

Yes       X      No

As of November 9, 2001, there were 36,254,335 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$30,648	$18,094
Restricted cash	408	533
Accounts receivable, net	40,886	36,340
Prepaid expenses and other current assets	4,447	4,038

Total current assets	76,389	59,005

Property and equipment, at cost:
Land and buildings	3,750	3,768
Marine vessels	555,978	582,448
Transportation and other	4,383	4,101
Construction-in-progress	4,563	2,247

	568,674	592,564
Less accumulated depreciation and amortization	114,036	101,502

Net property and equipment	454,638	491,062

Goodwill, net	87,272	88,800
Other assets	45,466	39,255

	$663,765	$678,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$4,227	$5,973
Accounts payable	9,995	8,027
Accrued expenses	7,685	6,284
Accrued interest	4,449	9,236
Income taxes payable	781	722

Total current liabilities	27,137	30,242

Long-term debt	311,154	320,682
Deferred income taxes, net	29,207	25,466
Other non-current liabilities	2,096	2,151

Total liabilities	369,594	378,541

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value, 55,000,000 shares authorized, 36,326,367 and
36,317,617 shares issued and 36,254,335 and 36,245,585 shares outstanding
at September 30, 2001 and December 31, 2000, respectively	363	363
Additional paid-in capital	337,255	337,200
Retained earnings	18,415	24,454
Accumulated other comprehensive loss	(61,862)	(62,435)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	294,170	299,581

	$663,764	$678,122

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues:
Charter hire	$47,635	$35,260	$140,851	$91,072
Other vessel income	26	25	73	76

Total revenues	47,661	35,285	140,924	91,148

Operating expenses:
Direct vessel operating expenses and other	20,935	16,509	61,467	49,471
Asset write-down	24,260	-	24,260	-
General and administrative	3,415	2,660	9,712	7,965
Loss (gain) on sale of assets	(9)	2	(958)	(3,921)
Amortization of marine inspection costs	3,433	3,268	9,996	10,702
Depreciation and amortization expense	8,371	8,227	24,901	25,283

Total operating expenses	60,405	30,666	129,378	89,500

Operating income (loss)	(12,744)	4,619	11,546	1,648

Interest expense	6,556	7,038	19,875	23,109
Amortization of deferred financing costs	347	337	1,017	1,053
Other expense (income), net	391	(386)	(137)	(718)

Loss before income taxes and extraordinary item	(20,038)	(2,370)	(9,209)	(21,796)

Income tax benefit	(6,590)	(776)	(3,170)	(6,966)

Loss before extraordinary item	(13,448)	(1,594)	(6,039)	(14,830)

Extraordinary item, net of taxes	-	-	-	715

Net loss	$(13,448)	$(1,594)	$(6,039)	$(14,115)

Basic and diluted earnings per common share:
Loss before extraordinary item	$(0.37)	$(0.04)	$(0.17)	$(0.47)
Extraordinary item, net of taxes	-	-	-	0.02

Net loss	$(0.37)	$(0.04)	$(0.17)	$(0.45)

Average common shares outstanding	36,254,335	36,004,202	36,250,604	31,708,358

The accompanying notes are an integral part of these consolidated financial statements.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2001	2000

Net loss	$(6,039)	$(14,115)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	35,860	36,966
Deferred marine inspection costs	(9,060)	(5,343)
Deferred income taxes	3,520	(6,581)
Asset write-down	24,260	-
Gain on sales of assets	(958)	(3,921)
Provision for doubtful accounts	90	-
Extraordinary item	-	(715)
Changes in operating assets and liabilities:
Restricted cash	133	209
Accounts receivable	(5,279)	(5,132)
Prepaid expenses and other current assets	(430)	(501)
Accounts payable and accrued expenses	(1,120)	(7,944)
Other, net	(6,686)	123

Net cash provided by (used in) operating activities	34,291	(6,954)

Cash flows from investing activities:
Purchases of property and equipment	(10,280)	(4,108)
Proceeds from sales of assets	1,796	14,000
Other	(1,486)	(186)

Net cash provided by (used in) investing activities	(9,970)	9,706

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	55	39,020
Proceeds from issuance of long-term debt	1,075	28,400
Repayment of long-term debt	(12,563)	(58,128)
Deferred financing costs and other	(141)	(154)

Net cash provided by (used in) financing activities	(11,574)	9,138

Effect of exchange rate changes on cash and cash equivalents	(193)	(599)

Net increase in cash and cash equivalents	12,554	11,291

Cash and cash equivalents at beginning of period	18,094	5,898

Cash and cash equivalents at end of period	$30,648	$17,189

Supplemental information:
Income taxes paid	$113	$48

Interest paid	$24,770	$28,600

The accompanying notes are an integral part of these consolidated financial statements.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net loss	$(13,448)	$(1,594)	$(6,039)	$(14,115)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,020	(14,164)	573	(34,207)

Comprehensive loss	$(1,428)	$(15,758)	$(5,466)	$(48,322)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2000.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net loss or total stockholders' equity, but operating cash flows were reduced by $5,343,000 and cash flows provided by investing activities were increased by the same amount.

Effective January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." To the extent that foreign currency forward exchange contracts qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent that foreign currency forward exchange contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in the consolidated statements of operations, but is generally offset by changes in value of the underlying exposure. The cumulative effect of the adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows.

2.     Earnings Per Share:

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements (in thousands, except share and per share data).

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001

	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Loss before extraordinary item	$ (13,448)			$ (6,039)

Basic earnings per share Loss before extraordinary item available to common stockholders	(13,448)	36,254,335	$(0.37)	(6,039)	36,250,604	(0.17)

Effect of Dilutive Securities Stock option grants	--	--		--	--

Diluted earnings per share Loss before extraordinary item available to common stockholders plus assumed conversions	$ (13,448)	36,254,335	$(0.37)	$ (6,039)	36,250,604	$(0.17)

	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000

	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Loss before extraordinary item	$ (1,594)			$ (14,830)

Basic earnings per share Loss before extraordinary item available to common stockholders	(1,594)	36,004,202	$(0.04)	(14,830)	31,708,358	$(0.47)

Effect of Dilutive Securities Stock option grants	--	--		--	--

Diluted earnings per share Loss before extraordinary item available to common stockholders plus assumed conversions	$ (1,594)	36,004,202	$(0.04)	$ (14,830)	31,708,358	$(0.47)

During the three-month and nine-month periods ending September 30, 2001, options to purchase 1,865,843 and 1,879,343 shares of common stock, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. For the three-month and nine-month periods ending September 30, 2000, options to purchase 2,086,793 common shares at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

3.     Separate Financial Statements for Subsidiary Guarantors:

During 1997, the Company issued $280,000,000 of 8½% senior notes due 2005 (the "Senior Notes"). In June 2000, the Company exchanged 3,109,857 shares of its common stock for $32,140,000 face amount, plus accrued interest, of the Senior Notes.

Pursuant to the terms of the indenture governing the Senior Notes, the Senior Notes must be guaranteed by each of the Company's "significant subsidiaries" (the "Subsidiary Guarantors"), whether such subsidiary was a "significant subsidiary" at the time of the issuance of the Senior Notes or becomes a "significant subsidiary" thereafter. Separate financial statements of the Subsidiary Guarantors are not included in this report because (a) the Company is a holding company with no assets or operations other than its investments in its subsidiaries, (b) the Subsidiary Guarantors are wholly-owned subsidiaries of the Company, comprise all of the Company's direct and indirect subsidiaries (other than inconsequential subsidiaries) and, on a consolidated basis, represent substantially all of the assets, liabilities, earnings and equity of the Company, (c) each of the Subsidiary Guarantors fully and unconditionally guarantee the Company's obligations under the Senior Notes on a joint and several basis (subject to a standard fraudulent conveyance savings clause) and (d) management has determined that separate financial statements and disclosures concerning the Subsidiary Guarantors are not material to investors.

4.    Income Taxes:

The Company's effective income tax rates for the three-month periods ended September 30, 2001 and 2000 were 33%, and for the nine-month periods ended September 30, 2001 and 2000, were 34% and 32%, respectively. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

5.    Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. While the Company's vessels are regularly relocated or mobilized to other parts of the world outside of their home base, the Company reports to three principal geographic segments consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations and reflects interest expense on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes vessels based in Norway and the United Kingdom, and the Other segment primarily represents the Company's Brazilian based operations. Segment data as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows:

Three Months Ended September 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 26,752	$ 18,950	$ 1,959	$ 47,661
Intersegment revenues	36	--	--	36
Segment net income (loss)	(13,669)	1,217	(996)	(13,448)

Three Months Ended September 30, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 17,166	$ 15,445	$ 2,674	$ 35,285
Intersegment revenues	36	--	--	36
Segment net income (loss)	(3,859)	2,541	(276)	(1,594)

Nine Months Ended September 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 80,511	$ 53,169	$ 7,244	$ 140,924
Intersegment revenues	108	--	--	108
Segment net income (loss)	(11,986)	7,325	(1,378)	(6,039)
Segment total assets	546,309	348,002	43,283	937,594

Nine Months Ended September 30, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 44,997	$ 39,008	$ 7,143	$ 91,148
Intersegment revenues	108	--	--	108
Segment net loss	(15,326)	2,534	(1,323)	(14,115)
Segment total assets	566,139	340,615	40,278	947,032

A reconciliation of segment data to consolidated data as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 is as follows:
	Three months ended September 30,
	2001	2000

Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 47,697	$ 35,321
Elimination of intersegment revenues	(36)	(36)

Total consolidated revenues	$ 47,661	$ 35,285

	Nine months ended September 30,

	2001	2000

Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 141,032	$ 91,256
Elimination of intersegment revenues	(108)	(108)

Total consolidated revenues	$ 140,924	$ 91,148

	As of September 30,

	2001	2000

Assets
Total assets for reportable segments	$ 937,594	$ 947,032
Elimination of intersegment receivables	(7,227)	(2,790)
Elimination of investment in subsidiaries	(281,178)	(280,629)

Total consolidated assets	$ 649,189	$ 663,613

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

7.    Asset Write-Down:

During the third quarter of 2001 the Company determined that the carrying value of eight vessels exceeded their estimated fair values. Accordingly, the Company reduced the net book value of these eight vessels to their estimated fair values, resulting in a non-cash asset write-down of $24,260,000.

Six of the vessels are located in the U.S. Gulf of Mexico and had been removed from active status for extended periods. In the third quarter of 2001, the vessels were permanently withdrawn from service when the Company determined that it would no longer be economically feasible to refurbish and activate these vessels due to their age and overall condition. The Company determined their fair values using a combination of estimates of fair values obtained from third parties and detailed analyses of residual equipment values assuming that certain vessels would be scrapped. The Company reduced the value of these six vessels by $21,249,000. Operating losses, primarily from depreciation and insurance expense, generated by these vessels during the nine-month periods ended September 30, 2001 and 2000 were $1,936,000 and $1,821,000, respectively.

The other two vessels are located in the North Sea and are still in service; however, due to their age and declining utilization, the Company determined that their carrying values exceeded their estimated fair values. Accordingly, their net book values have been adjusted to their estimated fair values based on projections of the future cash flows of the vessels over their remaining lives, discounted at a current market rate of interest. The write-down associated with these two vessels was approximately $3,011,000.

8.    New Accounting Standards:

On June 29, 2001, the Financial Accounting Standards Board approved its proposed SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

 The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. Accordingly, the Company will no longer amortize goodwill effective January 1, 2002. Amortization of goodwill for the three and nine month periods ended September 30, 2001 was $654,000 and $1,954,000, respectively, and for the year ended December 31, 2000 was $2,671,000. Based on the Company's initial interpretations of the Statements, the Company does not believe the implementation of these Statements will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of any of the Company's significant subsidiaries could materially change this preliminary determination.

 In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will not have a material impact on the Company's net income, cash flows, or financial condition.

During August 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                            AND RESULTS OF OPERATIONS

 This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 2001 were $47.7 million and $140.9 million, respectively, compared to the $35.3 million and $91.1 million for the third quarter and first nine months of 2000, respectively. This increase in revenues was principally due to the increase in average day rates for our supply boats in the U.S. Gulf and the increase in average day rates and utilization for our North Sea vessels. Favorable oil and gas prices in 2000 and the first half of 2001, resulted in increases in offshore drilling activity which, in turn, resulted in improved demand for our vessels in 2000 and most of 2001. During the third quarter of 2001, we experienced a decrease in the utilization of our vessels in the Gulf, principally our supply boats, due to the decline in natural gas prices and the resulting decrease in drilling activity. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated.
	Three months ended September 30		Nine Months ended September 30,

	2001	2000	2001	2000

Average Day Rate:
Supply	$ 7,604	$ 4,224	$ 7,162	$ 3,672
Supply/Anchor Handling (North Sea)	11,978	10,518	11,471	9,719
Crew/Line Handling	2,579	2,600	2,684	2,530

Utilization:
Supply (1)	67%	74%	72%	71%
Supply/Anchor Handling (North Sea)	95%	88%	94%	81%
Crew/Line Handling	70%	84%	80%	78%

Average Number of Vessels:
Supply (1)	54.0	53.0	54.0	53.0
Supply/Anchor Handling (North Sea)	18.0	18.0	18.0	18.0
Crew/Line Handling	20.0	22.0	20.6	22.0

(1) Includes six vessels permanently withdrawn from service at the end of the third quarter of 2001.

Supply boat day rates in the Gulf for the third quarter and first nine months of 2001 increased 80% to $7,604, and 95% to $7,162, respectively, compared to $4,224 and $3,672 for the comparable 2000 periods. Utilization for our Gulf supply boat fleet decreased for the third quarter of 2001 to 67% from 74% in the prior year's quarter due to a decrease in offshore industry activity in the Gulf of Mexico. For the first nine months of 2001 utilization of our Gulf supply boats was 72% compared to 71% for the first nine months of 2000.

Average day rates for our North Sea fleet for the third quarter and first nine months of 2001 increased 14% to $11,978, and 18% to $11,471, respectively, compared to $10,518 and $9,719 for the comparable 2000 periods, due to increased demand in the North Sea compared to the year-ago periods. Utilization for our North Sea fleet was 95% and 94% for the third quarter and first nine months of 2001, respectively, compared to 88% and 81% for the year-ago periods. Utilization for the North Sea fleet increased in the third quarter compared to the prior year due to improved market conditions and the re-activation at the beginning of the third quarter of 2000 of two of the three previously inactive PSV's. The third PSV was re-activated at the beginning of the second quarter of 2001.

 Day rates for our crew boats and line handling vessels decreased by 1% for the third quarter of 2001 to $2,579 from $2,600 in the 2000 third quarter, but increased by 6% to $2,684 for the first nine months of 2001, compared to $2,530 for the comparable 2000 period. The decrease in the average day rates for the 2001 third quarter was due to the Stillwater River crew vessel, which has a long-term contract at a significantly higher day rate, being out of service for repairs and maintenance for most of the third quarter. The devaluation of the Brazilian Real also impacted the average day rate for the line handling vessels during the third quarter of 2001. Utilization for our crew boats and line handling vessels decreased to 70% in the third quarter of 2001, compared to 84% for the year ago period, due to the down-time for the Stillwater River and because three of the line handling vessels in Brazil were inactive pending new contracts. The Stillwater River returned to service at the end of the 2001 third quarter. The three line handling vessels will begin new two-year charter contracts during the fourth quarter of 2001.

During the third quarter and first nine months of 2001, direct vessel operating expenses were $20.9 million (43.9% of revenues) and $61.5 million (43.6% of revenues), respectively, compared to $16.5 million (46.8% of revenues) and $49.5 million (54.3% of revenues), for the third quarter and first nine months of 2000. Our direct vessel operating expenses increased in the third quarter and first nine months of 2001 compared to the year-ago periods due to the additional expenses associated with three vessels which were re-activated in the North Sea in 2000 and 2001, three additional supply vessels re-activated in the Gulf, and increases in labor, repair and maintenance expenses. Direct vessel operating expenses decreased as a percentage of revenues due to the increase in average day rates for our Gulf supply boats and the increase in average day rates and utilization for our North Sea vessels in the 2001 third quarter.

 During the third quarter of 2001, we incurred an asset write-down in the amount of $24.3 million, before taxes. This non-cash charge is due to the write-down of the book value of eight vessels. Six of these vessels had been de-activated or "cold-stacked" for an extended period and have been permanently withdrawn from service. These vessels were part of larger fleet acquisitions completed in 1996 and 1997 that had not undergone upgrade and refurbishment as we had done with the rest of our Gulf supply boat fleet.

 Depreciation and amortization expense increased to $8.4 million in the third quarter of 2001 from $8.2 million in the third quarter of 2000 due to the increase in the value of the Norwegian Kroner versus the U.S. Dollar, which increased depreciation expenses of the North Sea fleet. For the first nine months of 2001, however, depreciation and amortization expense decreased to $24.9 million compared to $25.3 million in the 2000 period, primarily due to the sale of our lift boats in May 2000. Amortization of marine inspection costs increased to $3.4 million in the third quarter of 2001, from $3.3 million in the comparable 2000 period, due to increased dry-docking and marine inspection costs, and the impact of the increase in the value of the Norwegian Kroner versus the U.S. Dollar during the quarter.

 General and administrative expense increased to $3.4 million (7.2% of revenues) and $9.7 million (6.9% of revenues) in the third quarter and first nine months of 2001, respectively, from $2.7million (7.5% of revenues) and $8.0 million (8.7% of revenues) for the 2000 periods. Our general and administrative expenses increased in 2001 principally because of increases in salaries, additional staff, and related costs associated with efforts to expand into new markets, and expanded training, licensing and certification programs for our marine personnel. General and administrative expense, as a percentage of revenues, decreased in the 2001 periods due to the increase in revenues resulting from the increase in average day rates for our Gulf supply boats and the increase in average day rates and utilization for our North Sea vessels.

Interest expense decreased to $6.6 million for the third quarter of 2001 from $7.0 million for the third quarter of 2000 due to the reduction of our debt.

 In the third quarter and first nine months of 2001, we had income tax benefits of $6.6 and $3.2 million, respectively, compared to income tax benefits of $0.7 million and $7.0 million in the 2000 periods. Our effective income tax rate for the three-month period ended September 30, 2001 was 33%.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt and acquire, maintain or improve equipment. During the first nine months of 2001, $34.3 million in funds were provided by operating activities, net of $9.1 million of dry-docking and vessel inspection costs, a significant improvement from the comparable period of last year when we used $7.0 million in funds for operating activities, net of $5.3 million of dry-docking and vessel inspection costs. This improvement in funds generated from operating activities is principally due to the increase in net income, excluding the $24.3 million non-cash asset write-down, resulting from the increase in day rates for our Gulf supply boats and the increase in day rates and utilization for our North Sea vessels. During the first nine months of 2001, $11.6 million in funds were used in financing activities, which was primarily due to our repayment of debt. This compares to the first nine months of 2000 when $9.1 million in funds were provided by financing activities, which was principally due to our issuing $39.0 million of common stock and $28.4 million of long-term debt, offset in part by the repayment of $58.1 million of debt. During the first nine months of 2001, $10.0 million of funds were used in investing activities, primarily due to capital expenditures of $10.3 million, reduced by the proceeds from the cash sale of two crew boats for $1.8 million. This compares to $9.7 million provided by investing activities in the first nine months of 2000, which was due principally to $14.0 million in proceeds from the sale of assets, offset in part by $4.1 million of capital expenditures.

 We have outstanding approximately $247.9 million in 8½% senior notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. The senior notes may be prepaid, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1, 2002 and each of the succeeding two years. The indenture governing the senior notes contains certain covenants that, among other things, limit our ability to incur additional debt, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

 We maintain a bank credit facility that provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on July 19, 2003 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of November 1, 2001, we had no outstanding borrowings under the bank credit facility. The bank credit facility requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

 We also maintain a revolving credit facility payable in Norwegian Kroner (NOK) in the amount of NOK 400 million ($45.0 million). The commitment amount for this bank facility reduces by NOK 50 million ($5.6 million) every six months, with the balance of the commitment to expire in June 2003. As of November 1, 2001, we had NOK 255 million ($28.4 million) of debt outstanding under the facility. In April 2000, we executed a new loan agreement for an additional Norwegian bank facility in the amount of NOK 125 million ($14.1 million). The commitment amount for this additional facility reduces by NOK 12.5 million ($1.4 million) every six months beginning June 2001, with the balance of the commitment to expire June 2003. This additional facility has been prepaid and reduced to NOK 100.0 million ($11.1 million). Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for these facilities was 8.11% as of September 30, 2001. These facilities are collateralized by mortgages on certain of our North Sea vessels, require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

 In June 2001 we signed definitive agreements to acquire two 279-foot platform supply vessels for a cost of approximately NOK 388.7 million in total ($43.8 million) payable in Norwegian Kroner. The two state-of-the-art, UT 745 design vessels, equipped with DP2 (dynamic positioning) systems, are currently under construction in Norway and are slated for delivery in April and August 2002. Payment terms for each of the vessels call for payments equal to 20% during construction and 80% upon delivery. Also in the second quarter of 2001, we executed agreements to build three 150-foot crew boats in the U.S. Gulf for a total cost of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002. Payment terms on the new crew boats call for progress payments throughout the construction period. Upon signing the agreements for the five new vessels, and through September 30, 2001, we have paid approximately $3.4 million of the construction costs. Expenditures for these vessels are expected to total approximately $2.9 million during the fourth quarter of 2001.

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

NEW ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board approved its proposed SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

 The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. Accordingly, the Company will no longer amortize goodwill effective January 1, 2002. Amortization of goodwill for the three and nine month periods ended September 30, 2001 was $654,000 and $1,954,000, respectively, and for the year ended December 31, 2000 was $2,671,000. Based on the Company's initial interpretations of the Statements, the Company does not believe the implementation of these Statements will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of the Company's subsidiaries could materially change this preliminary determination.

 In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will not have a material impact on the Company's net income, cash flows, or financial condition.

 During August 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is currently evaluating the impact of the adoption of this Statement but does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

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

Our market risk estimates have not changed materially from those disclosed in our Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1 Amended and Restated Certificate of Incorporation of the Company. 1

3.2 By Laws of the Company.1

4.1 Specimen Common Stock Certificate.2

12.1 Computation of Ratio of Earnings to Fixed Charges.

(b) Reports on Form 8-K:

(i) Report on Form 8-K dated July 30, 2001 reporting "Item 5 -- Other Events and Item 7 Financial Statements and Exhibits."

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
TRICO MARINE SERVICES, INC.

Date: November 13, 2001	By: /s/ KENNETH W. BOURGEOIS
Kenneth W. Bourgeois Chief Accounting Officer and duly authorized officer