Form 10-K
period 2001-12-31
TRICO MARINE SERVICES INC
filed 2002-03-20
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28316

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

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 2002 was approximately $196,273,000 .

            The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at February 28, 2002 was 36,254,335.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the registrant's definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

Items 1 and 2. Business and Properties

General

            We are a leading provider of marine support vessels to the oil and gas industry primarily in the U.S. Gulf of Mexico, the North Sea and Latin America. The services provided by our diversified fleet include the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROV (remotely operated vehicle) and well stimulation and maintenance services. We currently have a total fleet of 85 vessels, including 48 supply vessels, 11 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 10 crew boats and nine line-handling vessels. We also have five vessels under construction that we expect to place into service during 2002 and the first quarter of 2003. Two are large capacity platform supply vessels being built in Norway and three are large crew boats being built at a U.S. Gulf Coast shipyard.

            Demand for our services is primarily affected by expenditures for oil and gas exploration, development and production in the markets where we operate. We experienced increases in our vessel day rates and utilization from late 1999 through the first half of 2001. This increase was primarily due to the increased drilling activity and a reduction in the number of vessels in our markets, which was partially caused by the stacking or retirement of older vessels by some of our competitors and us. In the third quarter of 2001, we began to experience decreases in day rates and lower utilization for our Gulf fleet due to decreased oil and gas prices and the resulting decrease in offshore drilling activity in the Gulf.

            Typically, marine support vessels are priced to the customer on the basis of a daily rate, or "day rate," regardless of whether a charter contract is for several days or several years. The average vessel day rate of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel's utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period. In addition to those factors which affect vessel demand, such as oil and gas prices and drilling activity, a vessel's day rate and utilization are also determined by factors such as vessel size, capacity, horse power, age and whether a vessel has sophisticated positioning and fire-fighting systems.

The Industry

            Marine support vessels are used primarily to transport equipment, supplies, and personnel to drilling rigs, to support the construction and operation of offshore oil and gas production platforms, as work platforms for offshore construction and platform maintenance and for towing services for drilling rigs and equipment. The principal types of vessels that we operate can be summarized as follows:

            Supply Boats. Supply boats are generally at least 165 feet in length and were constructed primarily for operations on the outer continental shelf of the Gulf to serve drilling and production facilities and support offshore construction and maintenance work. Supply boats are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe or drummed materials, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement and dry bulk mud.

            Platform Supply Vessels. Platform supply vessels, also known as PSVs, were constructed primarily for international and deepwater operations. PSVs serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 165 feet to more than 275 feet and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities.

            Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, also known as AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (generally averaging approximately 12,000-15,000 horsepower, and up to 24,000 horsepower for the most powerful North Sea Class AHTS vessels), shorter after decks and special equipment such as towing winches.

            Crew Boats. Crew boats are generally at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations. Crew boats are constructed from aluminum. As a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply boats. The majority of our crew boats are vessels 120 feet long and longer.

            Line Handling Boats. Line handling boats are generally outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and between deepwater platforms.

Market Areas

            We operate primarily in the Gulf, the North Sea, offshore Brazil, Trinidad and, most recently, West Africa. Financial data, including revenues, expenses, and assets by market area/operating segment are detailed in note 18 of our consolidated financial statements. Our primary market areas are summarized below.

            Gulf of Mexico. Our vessels support exploration and development activities in the Gulf as well as existing oil and gas production platforms. Demand for our supply boats is primarily impacted by the level of offshore oil and gas drilling activity. Drilling activity is influenced by a number of factors, primarily including oil and gas prices and drilling budgets of oil and gas companies. As a result, utilization and day rates traditionally have had a close relationship to oil and gas prices and drilling activity. Day rates and utilization rates in the Gulf have traditionally been volatile as a result of fluctuations in oil and gas prices and drilling activity.

            We experienced increases in our vessel day rates and fleet utilization in the Gulf from late 1999 through the first half of 2001. This was primarily due to increased drilling activity and a reduction in the number of vessels caused by the stacking or retirement of older vessels by some of our competitors and us. The utilization of our Gulf fleet also improved during that period because we completed all vessel upgrade projects and had reduced downtime from vessel dry-dockings. In the third quarter of 2001, we began to experience decreases in day rates and lower utilization for our Gulf fleet due to decreased oil and gas prices and the resulting decrease in offshore drilling activity in the Gulf.

            As of February 28, 2002, we had 45 supply boats and 9 crew boats operating in the Gulf.

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

            As of February 28, 2002, we had ten PSVs and seven AHTSs in the North Sea.

            Brazil. The primary customer in the Brazilian market is Petrobras, the Brazilian national oil company. Since 1999, Brazil has permitted foreign oil companies to participate in offshore oil and gas drilling and production. In 2001, we also performed work in Brazil for two foreign oil companies utilizing vessels which had been mobilized from the North Sea and the Gulf. Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin approximately 100 miles southeast of the city of Rio de Janeiro and to the northeastern and northern continental shelves.

            As of February 28, 2002, we had nine line-handling vessels, our SWATH crew boat and two supply boats operating offshore Brazil. Eleven of our vessels operating offshore Brazil are under charters with Petrobras.

Our Fleet

            Existing Fleet. The following table sets forth information regarding the vessels owned by us as of February 28, 2002:

Type of Vessel	No. of Vessels	Length	Horsepower

Supply Boats	48	166'–230'	1,950 – 6,000
PSVs	11 (1)	176'–302'	4,050 – 10,800
AHTSs	7	196'–275'	11,140 – 23,800
Crew/Line Handling Boats	19 (2)	105'–125'	1,200 – 10,600

(1)	Does not include two UT 745 design 279-foot PSVs scheduled for delivery in May and September of 2002.
(2)	Includes the Stillwater River, our SWATH crew boat, but does not include three 155-foot crew boats scheduled for delivery in the fourth quarter of 2002 and the first quarter of 2003.

            As of February 28, 2002, the average age of our vessels was 16 years. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf supply boats.

            Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping certification for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe helps us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $11.3 million, $7.7 million and $16.4 million in dry-docking and marine inspection costs for the years ended December 31, 2001, 2000 and 1999, respectively.

Operations Bases

            We support our operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the intracoastal waterway that provides direct access to the Gulf. We also lease a 3,600 square foot office in Houston, Texas. Our North Sea operations are supported from leased offices in Fosnaväg, Norway, Kristiansand, Norway and Aberdeen, Scotland. Our Brazilian operations are supported from a maintenance and administrative facility in Macae, Brazil and a sales and administrative office in Rio de Janeiro.

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

            Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer's projects, and other factors, many of which are beyond our control. For the years ended December 31, 1999 and 2000, approximately 19% and 10%, respectively, of our total revenues were received from Statoil ASA. For 2001, 16% of our total revenues were received from Exxon Mobil Corporation or its subsidiaries on a worldwide basis.

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

Employees

            As of February 28, 2002, we had 1,115 employees worldwide, including 1,038 operating personnel and 113 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, our operations have not been interrupted by strikes or work stoppages.

Union Activity

            Our U.S. employees have not chosen to be represented by a labor union and are not covered by a collective bargaining agreement. We, together with other providers of marine support vessels, have been a target of five maritime labor unions' efforts to organize our Gulf employees since May 2000. An unfair labor practice charge has been filed against us with the National Labor Relations Board (the "NLRB") by the unions seeking an order that we permit their organizers access to our properties. A similar prior charge was withdrawn. If our Gulf employees were to become union represented, we believe that our flexibility in dealing with changing circumstances in our industry or in our own operations could be limited and we could be adversely affected.

            Our Norwegian seamen are covered by three union contracts with three separate Norwegian unions. Our United Kingdom ("U.K.") seamen are covered by two union contracts with two separate unions. We believe our relationships with our employees in Norway and the U.K. are satisfactory. We filed an unfair labor practice charge with the NLRB against two unions in relation to a secondary boycott by a Norwegian union that does not represent our employees. Although the NLRB refused to issue a complaint in that action and our appeal was denied, our motion for rehearing is currently pending before the General Counsel of the NLRB. We filed an action against a union in the U.K., which does not represent our employees, alleging that it illegally interfered with certain of our business relationships and that it is attempting to force us to engage in unfair labor practices. That action is currently pending before a London court.

            As a result of union activity in Southeast Asia, a Singapore-based company with which we negotiated a joint venture arrangement in June 2001 informed us that it no longer wished to proceed with us under that arrangement. We repurchased that company's interest in the joint venture, which effectively terminated the arrangement. Future union activity in our international markets could adversely affect our international business operations.

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

            Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Annual Report, whether as a result of receiving new information, the occurrence of future events or otherwise, other than as required by law.

            In addition to the other information in this Annual Report, the following factors should be considered carefully.

Market volatility and low oil and natural gas prices affect demand for our services.

            Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development activity typically decreases when oil and natural gas prices decrease. The North Sea market is also susceptible to changes in industry activity due to energy price volatility, although the use of long-term contracts in the North Sea generally delays the reaction to fluctuations in energy prices. A decline in the worldwide demand for oil and gas or prolonged low oil or natural gas prices depress offshore drilling and development activity. A prolonged low level of activity in the Gulf and other areas where we operate will adversely affect the demand for our marine support services and substantially reduce our revenues.

            Charter rates for marine support vessels also depend on the supply of vessels. Excess vessel capacity in the industry can result primarily from the construction of new vessels and the mobilization of vessels between market areas. During the late 1990s there was a significant increase in construction of vessels of the type operated by us, for use both in the Gulf and the North Sea. There are additional new vessels currently under construction in both the Gulf and the North Sea. The addition of new capacity to the worldwide offshore marine fleet increases competition in those markets where we operate. The addition of capacity coupled with a prolonged period of low oil and gas prices increases competition and reduces our day rates and utilization levels.

We operate in a highly competitive industry.

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

Operating hazards may increase our operating costs; our insurance coverage is limited.

            Marine support vessels are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels' tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We cannot assure you, however, that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, the terrorist attacks that took place in the U.S. on September 11, 2001 have caused an increase in the cost of our insurance coverage and could impact our ability to renew our existing coverage in the future.

Compliance with governmental regulations may impose additional costs.

            We must comply with federal, state and local regulations, as well as certain international conventions, private industry organizations and agencies and laws and regulations in jurisdictions where our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, we could be subject to substantial fines, penalties or other restrictions.

            Our operations also are subject to federal, state and local laws and regulations that control the discharge of pollutants into the environment and that otherwise relate to environmental protection. While our insurance policies provide coverage for accidental occurrence of seepage and pollution or clean up and containment of the foregoing, pollution and similar environmental risks generally are not fully insurable. We may incur substantial costs in complying with such laws and regulations, and noncompliance can subject us to substantial liabilities. The laws and regulations applicable to us and our operations may change. If we violate any of such laws or regulations, this could result in significant liability to us. In addition, any amendment to such laws or regulations that mandates more stringent compliance standards would likely cause an increase in our vessel operating expenses.

Our marine operations are seasonal and depend, in part, on weather conditions.

            In the Gulf, we have historically enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction. Adverse weather conditions during the winter months generally curtail offshore development operations. Activity in the North Sea is also subject to delays during periods of adverse weather. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Age of fleet.

            The average age of our vessels is approximately 16 years. Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are no longer economically justifiable. We cannot assure you that we will be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels.

Currency fluctuations could adversely affect our results of operations.

            Due to the size of our international operations, a significant percentage or our business is conducted in currencies other than the U.S. dollar. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian kroner, the British pound and the Brazilian real. Changes in the value of these currencies relative to the United States dollar could result in translation adjustments reflected as comprehensive losses on our balance sheet. In addition, transaction gains and losses could contribute to fluctuations in our results of operations. Due to the fluctuation of these currencies, primarily the Norwegian kroner, we incurred unfavorable accumulated foreign currency translation adjustments of $1.0 million, $30.1 million, and $27.0 million in the years ended December 31, 2001, 2000, and 1999, respectively. We believe that foreign exchange gains and losses for these same periods were not material. Future fluctuations in these foreign currencies may result in additional foreign exchange gains or losses.

Operating internationally poses uncertain hazards.

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

We depend on key personnel.

            We depend on the continued services of our executive officers and other key management personnel, particularly our Chairman and our Chief Executive Officer. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers.

A terrorist attack could have a material adverse effect on our business.

            The terrorist attacks that took place on September 11, 2001 in the U.S. were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our business. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

Item 3. Legal Proceedings

            We are involved in various legal and other proceedings that are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters To a Vote Of Security Holders

            None.

Item 4A. Executive Officers of The Registrant

            The name, age and offices held by each of the executive officers of the Company as of February 28, 2002, are as follows:
Name	Age	Position
Ronald O. Palmer	55	Chairman of the Board
Thomas E. Fairley	54	President and Chief Executive Officer
Victor M. Perez	49	Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois	54	Vice President and Controller
Michael D. Cain	53	Vice President, Marketing
Charles M. Hardy	56	Vice President, Operations
Charles E. Tizzard	51	Vice President, Administration

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

            Charles M. Hardy has served as our Vice President of Domestic Operations since July 2000. From May 1996 to July 2000, Mr. Hardy served as President of Offshore Towing, Inc. From 1993 to 1996, Mr. Hardy was employed by Tidewater Marine, Inc. as Vice President–Towing Division.

            Charles E. Tizzard has served as our Vice President, Administration since June 1997. From October 1994 to June 1997, Mr. Tizzard served as Manager of Administration and Planning.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

            Our common stock is listed for quotation on the Nasdaq National Market under the symbol "TMAR". At February 28, 2002, we had 75 holders of record of our common stock.

            The following table sets forth the range of high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

2000
First quarter	$ 8.88	$ 5.06
Second quarter	13.00	6.69
Third quarter	17.13	9.38
Fourth quarter	19.33	12.00

2001
First quarter	$17.81	$14.00
Second quarter	15.00	10.64
Third quarter	10.39	5.10
Fourth quarter	7.67	5.70

2002
First quarter (through February 28, 2002)	$ 7.98	$ 5.84

            We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our debt agreements prohibit us from paying dividends on our common stock.

Item 6. Selected Financial Data

            The selected financial data presented below for the five fiscal years ended December 31, 2001 is derived from our audited consolidated financial statements. You should read this information, together with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Year ended December 31,

	2001	2000	1999	1998	1997(1)

	(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$ 182,625	$ 132,887	$ 110,800	$ 186,245	$ 125,480
Direct operating expenses and other(2)	132,484	88,101	92,578	91,214	50,693
Depreciation and amortization	32,888	33,419	32,919	29,528	12,734

Operating income (loss)	$ 17,253	$ 11,367	$ (14,697)	$ 65,503	$ 62,053

Income (loss) before extraordinary item	$ (6,923)	$ (13,437)	$ (31,580)	$ 25,280	$ 35,299
Extraordinary item, net of taxes	—	715	(1,830)	—	—

Net income (loss)	$ (6,923)	$ (12,722)	$ (33,410)	$ 25,280	$ 35,299

Diluted Per Share Data:(3)
Income (loss) before extraordinary item	$ (0.19)	$ (0.41)	$ (1.26)	$ 1.20	$ 2.11
Extraordinary item, net of taxes	—	0.02	(0.07)	—	—

Net income (loss)	$ (0.19)	$ (0.39)	$ (1.33)	$ 1.20	$ 2.11

Balance Sheet Data:
Working capital (deficit)	$ 43,175	$ 28,763	$ (1,478)	$ 9,358	$ 7,831
Property and equipment, net	$450,057	$491,062	$553,388	$570,409	$505,056
Total assets	$655,712	$678,122	$730,579	$768,890	$698,781
Long term debt	$300,555	$320,682	$393,510	$402,518	$359,385
Stockholders' equity	$291,726	$299,581	$270,108	$284,240	$261,500

 __________________

(1)	The data for 1997 reflects the results of our North Sea operations for December 1997 only and the consolidation of its assets and liabilities with those of the Company at December 31, 1997.
(2)	Includes asset write-downs of $24,260,000 in 2001 and $1,111,000 in 1999.
(3)	Per share data has been adjusted to reflect a 100% stock dividend effective June 9, 1997.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

            We are a leading provider of marine support vessels to the oil and gas industry primarily in the U.S. Gulf of Mexico, the North Sea, Latin America and, most recently, in West Africa. We currently have a total fleet of 85 vessels, including 48 supply vessels, 11 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 10 crew boats and nine line-handling vessels.

             Our results of operations are affected primarily by the day rates we receive and our fleet utilization. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is primarily influenced by oil and gas prices and drilling budgets of oil and gas companies. As a result, oil and gas prices significantly affect our vessel utilization and day rates. Our day rates and utilization rates are also affected by the size, configuration and capabilities of our fleet. In the case of supply boats, PSVs and AHTSs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our day rates and utilization can also be affected by the supply of other vessels available in a given market area with similar configurations and capabilities.

             Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, increases or decreases in vessel utilization only affect that portion of our direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

             In addition to these variable costs, we incur fixed charges related to the depreciation of our fleet and costs for the routine dry-dock inspection, maintenance and repair designed to ensure compliance with U.S. Coast Guard regulations and to maintain required certifications for our vessels. Maintenance and repair expense and marine inspection amortization charges are generally determined by the aggregate number of dry-dockings and other repairs undertaken in a given period. Costs incurred for dry-dock inspection and regulatory compliance are capitalized and amortized over the period between such dry-dockings, typically two to five years.

Results of Operations

            The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated. We sold all of our six lift boats in the second quarter of 2000.

	Year ended December 31,

	2001	2000	1999

Average vessel day rates(1)
Supply boats	$ 7,043	$ 4,273	$ 3,292
PSVs/AHTSs (North Sea)	11,884	9,888	10,049
Crew/line handling boats	2,714	2,502	1,914
Average vessel utilization rates(2)
Supply boats	69%	72%	59%
PSVs/AHTSs (North Sea)	93%	82%	85%
Crew/line handling boats	78%	81%	83%
Average number of vessels:
Supply boats	52.5	53.0	52.5
PSVs/AHTSs (North Sea)	18.0	18.0	17.5
Crew/line handling boats	20.5	22.0	22.0

 __________________

(1)	Average vessel day rate is calculated by dividing a vessel's total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

            Set forth below is the internal allocation of our charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated (dollars in thousands).
	Year ended December 31,

	2001	%	2000	%	1999	%

Charter Revenues:
Supply boats	$ 93,370	51%	$ 60,521	46%	$ 36,920	34%
PSVs/AHTSs (North Sea)	73,228	40%	54,294	41%	55,671	50%
Crew/line handling boats	15,929	9%	16,351	12%	12,423	11%
Other	--	--	1,620	1%	5,629	5%

	$ 182,527	100%	$132,786	100%	$ 110,643	100%

Charter Revenues less direct vessel operating expenses:
Supply boats	$ 51,670	51%	$ 27,607	42%	$ 10,338	24%
PSVs/AHTSs (North Sea)	45,311	45%	31,423	48%	30,053	69%
Crew/line handling boats	3,929	4%	6,835	10%	2,052	5%
Other	--	--	(19)	--	954	2%

	$100,910	100%	$ 65,846	100%	$ 43,397	100%

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

            Our revenues for 2001 were $182.6 million, an increase of 37.4%, compared to $132.9 million for 2000. The increase was due primarily to improved average day rates for our supply boats in the Gulf and the increase in day rates and utilization for our North Sea fleet resulting from increased North Sea drilling activity. In the third quarter of 2001, we began to experience decreased utilization and day rates for our Gulf fleet due to lower oil and gas prices and decreased offshore drilling activity.

            Our average supply boat day rates in the Gulf increased 64.8% to $7,043 for 2001, compared to $4,273 for 2000. The average day rates for our fleet of crew boats and line handling vessels increased 8.5% to $2,714 compared to $2,502 during 2000.

            Utilization for our Gulf supply boat fleet decreased to 69% in 2001 from 72% in 2000 due to lower oil and gas prices and the decrease in offshore drilling activity in the Gulf in the last half of 2001. Utilization for the crew boats and line handling vessels decreased to 78% in 2001, compared to 81% in 2000, due to the decrease in activity in the Gulf and because two of the line handlers in Brazil were off contract for part of the year.

            Average day rates for our North Sea vessels in 2001 increased 20.2% to $11,884 compared to $9,888 for 2000. Vessel utilization was 93% for 2001, compared to 82% for 2000. As a result of improved market conditions in the North Sea in 2000, we reactivated two North Sea PSVs in mid-2000. Our last inactive North Sea PSV was brought back into service in the first quarter of 2001.

            During 2001, direct vessel operating expenses increased to $82.1 million (45.0% of revenues), compared to $67.4 million (50.7% of revenues) for 2000 due to increases in labor costs and maintenance expenses and the re-activation of a total of nine vessels from mid-2000 through 2001. Direct vessel operating expenses as a percentage of revenues decreased in 2001 primarily due to the increase in average vessel day rates for our Gulf supply boats and the increase in day rates and utilization for the North Sea fleet.

            During the third quarter of 2001, we recorded an asset write-down in the amount of $24.3 million, before taxes. This non-cash charge was due to the write-down of eight vessels. Six of these vessels had been deactivated or "cold-stacked" for an extended period and have been permanently withdrawn from service. These vessels were part of larger fleet acquisitions completed in 1996 and 1997 that had not undergone upgrade and refurbishment as we had done with the rest of our Gulf supply boat fleet.

            Depreciation and amortization expense was $32.9 million in 2001, down from $33.4 million for 2000, due to the sale of our lift boats in the second quarter of 2000, and the write-down of the book value of eight vessels in the third quarter of 2001. Amortization of marine inspection costs decreased to $13.4 million for 2001, from $13.8 million for 2000.

            Our general and administrative expenses increased to $13.6 million (7.4% of revenues) in 2001, from $10.8 million (8.1% of revenues) for 2000 principally due to increases in salaries, benefits and professional fees. General and administrative expenses, as a percentage of revenues, decreased in 2001 due to the increase in average day rates for our Gulf supply boats and the increase in day rates and utilization for the North Sea fleet.

            Interest expense decreased to $26.2 million during 2001 compared to $29.9 million during 2000, due to the reduction of our debt in 2001.

            In 2001, we had income tax benefit of $3.3 million, compared to income tax benefit of $5.3 million in 2000. Our effective income tax rate for 2001 was 32%. The variance from our statutory rate is due to income contributed by our Norwegian operations, which is deferred at the Norwegian statutory rate of 28%, as it is our intent to reinvest the unremitted earnings and postpone their repatriation indefinitely.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,1999

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

            Average day rates for our North Sea vessels in 2000 decreased 1.6% to $9,888, compared to $10,049 for 1999. Our average day rate in the North Sea, as expressed in U.S. Dollars, was impacted by the Norwegian Kroner, which on average, depreciated by approximately 13% against the U.S. Dollar in 2000 compared to 1999. Vessel utilization was 82% for 2000, compared to 85% for 1999. As a result of low market day rates and utilization in 1999, we elected to deactivate two of our North Sea PSVs in the third quarter of 1999. A third PSV was de-activated in the fourth quarter of 1999. As a result of improving market conditions, we reactivated two of these three vessels late in the second quarter of 2000. We reactivated the remaining vessel in the first quarter of 2001.

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

            Interest expense decreased to $29.9 million during 2000, compared to $32.0 million during 1999, due to the reduction of our debt in 2000.

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

Liquidity and Capital Resources

            Our on-going capital requirements arise primarily from our need to service debt and acquire, maintain or improve equipment. During 2001, $49.4 million in funds were provided by operating activities, net of $11.3 million of dry-docking and vessel inspection costs, a significant improvement from last year when we generated $539,000 in funds from operating activities, net of $7.7 million of dry-docking and vessel inspection costs. This improvement in funds generated from operating activities is principally due to the increase in operating income, before giving effect to the $24.3 million non-cash asset write-down, resulting from the increase in day rates for our Gulf supply boats and the increase in day rates and utilization for our North Sea vessels. During 2001, $21.5 million in funds were used in financing activities, which was due to a net reduction of our debt of $22.5 million. This compares to 2000 when $4.0 million in funds were provided by financing activities, which was principally due to our issuing $39.4 million of common stock and $28.4 million of long-term debt, offset in part by the repayment of $63.6 million of debt. During 2001, $13.9 million of funds were used in investing activities, primarily due to capital expenditures of $15.3 million, reduced by the proceeds from the cash sale of two crew boats for $1.8 million. This compares to $8.1 million provided by investing activities in 2000, which was due principally to $14.0 million in proceeds from the sale of assets, offset in part by $5.6 million of capital expenditures. We do not have any financing arrangements that we are not required to disclose under generally accepted accounting principles.

            We have outstanding approximately $247.9 million in 8½% senior notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. The senior notes may be prepaid, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1, 2002 and each of the succeeding two years. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt under our credit facility up to a maximum aggregate amount of $65 million. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

            We maintain two primary bank credit facilities. One bank credit facility provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on June 30, 2003 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of February 28, 2002, we had $2.5 million in stand-by letters of credit outstanding under the bank credit facility and no outstanding borrowings. The stand-by betters of credit are used to secure temporary import bonds as required to import vessels into certain foreign locations. The bank credit facility requires us to maintain certain debt service coverage and leverage ratios, minimum tangible net worth and mortgaged vessel values, and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

            Based on the current utilization and day rates for our Gulf vessels, we may experience difficulty complying with the consolidated leverage ratio covenant in our $45 million bank credit facility after June 30, 2002. This is due to expected borrowings under the Norwegian Kroner credit facility to fund the two platform supply vessels we are building, prior to seeing the benefit of the resulting cash flow from the new vessels until after they are placed in service. With the exception of $2.5 million in stand-by letters of credit, we do not have any borrowings outstanding under this bank facility and do not expect to borrow any additional amounts under this facility to fund our operations during this period. We have discussed this covenant with our bank lenders, and if current market conditions continue, we expect to revise the covenant during the second quarter of 2002. While we have historically been able to revise the financial covenants in our bank credit facilities in response to changing industry conditions, we cannot give assurances this covenant will be revised. If we experience difficulty in complying with this covenant and are unable to revise it, our future borrowing capability, including the issuance of letters of credit, could be diminished, and we may be required to replace or secure with cash deposits the existing letters of credit.

            We also maintain a revolving credit facility payable in Norwegian Kroner (NOK) in the current amount of NOK 350 million ($39.0 million). The commitment amount for this bank facility is reduced by NOK 50 million ($5.6 million) every six months, with the NOK 200 million ($22.3 million) balance of the commitment to expire in June 2003. As of February 28, 2002, we had NOK 220 million ($24.7 million) of debt outstanding under the facility. We also have a term loan in the amount of NOK 65.0 million ($7.2 million). The commitment amount for this loan is reduced by NOK 12.5 million ($1.4 million) every six months with the balance of the commitment to expire June 2003. As of February 28, 2002 several principal payments required by this loan had been prepaid; therefore, the entire balance of this loan is not due until maturity in June 2003. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for these facilities was 7.7% as of December 31, 2001. These facilities are collateralized by mortgages on certain of our North Sea vessels.

            We have received a written commitment, subject to execution of final loan documentation, for a new credit facility in the amount of NOK 800 million ($89.2 million). This facility will replace the existing NOK 350 million revolving facility and will be used for general corporate purposes. The new credit facility will be collateralized by a mortgage on the same vessels securing the existing credit facility and the two PSVs under construction in Norway when they are delivered. The commitment is reduced by NOK 40 million ($4.5 million) every six months beginning March 2003, with the balance of the commitment to expire in seven years. The new bank facility is expected to contain covenants that are substantially similar to those in the existing credit facility and require that our North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities.

            In June 2001 we signed definitive agreements to acquire two 279-foot PSVs for a cost of approximately NOK 390.7 million ($43.5 million). The two state-of-the-art, UT 745 design vessels, equipped with DP2 (dynamic positioning) systems, are currently under construction in Norway and are slated for delivery in May and September 2002. Payment terms for each of the vessels call for payments equal to 20% during construction and 80% upon delivery. Also in the second quarter of 2001, we executed agreements to build three 155-foot crew boats in the U.S. Gulf for a total cost of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002 and the first quarter of 2003. Payment terms on the new crew boats call for progress payments throughout the construction period. As of December 31, 2001, we had paid approximately $5.9 million of the construction costs. Expenditures for these vessels are expected to total approximately $47.9 million during 2002.

            We believe that cash on hand and cash generated from our operations, together with borrowings under our bank credit facilities, will be sufficient to fund our working capital requirements and our planned capital expenditures. However, our cash generated from operations is dependent upon the day rates and utilization for our vessels, which in turn are affected by oil and gas prices and the expenditures for oil and gas exploration, development and production in the markets where we operate. A prolonged decline in offshore industry activity would affect our cash generated from operations, and may also affect our ability to meet certain financial ratios that are required under our bank credit facilities, which could result in a reduction in our borrowing capability. We intend to continue to position ourselves to pursue acquisitions and to selectively build new vessels that enhance our capabilities and enable us to enter new market areas. Depending upon the size of those investments, we also may require additional equity or debt financing. We can give no assurances regarding the availability or terms of any possible transactions and the related debt and equity financing.

Critical Accounting Policies

            Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, deferred expenses, inventories, goodwill, income taxes, pension liabilities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            We consider certain accounting policies to be critical policies due to the significant judgements, estimation processes and uncertainty involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

            Impairment of long-lived assets other than goodwill. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance. If the sum of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. During the year ended December 31, 2001, we recognized $24.3 million of fixed asset impairments.

            Impairment of goodwill. In assessing the recoverability of goodwill we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets not previously recorded. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. At December 31, 2001 goodwill amounted to $85.7 million. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill.

            Valuation of deferred tax assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to enable their value to be fully realized. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our consolidated statement of operations. At December 31, 2001 net deferred tax assets amounted to $17.8 million. During the year ended December 31, 2001, we did not record any valuation allowances related to net deferred tax assets.

            Deferred marine inspection costs. We record the cost of major scheduled drydocking inspection costs for our vessels as deferred charges. We amortize these deferred charges over the expected periods of benefit, typically ranging from two to five years. The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," which would require major scheduled inspection costs to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we will be required to write off the balance of our deferred marine inspection costs, which totaled $18.0 million at December 31, 2001, and expense future costs as incurred.

New Accounting Standards

            On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

            The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. Accordingly, the Company will no longer amortize goodwill effective January 1, 2002. Amortization of goodwill for the years ended December 31, 2001 and 2000 was $2,613,163 and $2,671,000, respectively. Based on the Company's initial interpretations of SFAS No. 141 and SFAS No. 142, the Company does not believe the implementation of these Statements will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of any of the Company's significant subsidiaries could materially change this preliminary determination.

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a material impact on the Company's net income, cash flows, or financial condition.

            During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is presently evaluating the impact of implementing SFAS No. 144, but presently does not believe it will have a material impact on the Company's net income, cash flows or financial condition.

            In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment". This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service.  The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. This SOP is effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of this proposed pronouncement and has not quantified the proposed impact at this time. As of December 31, 2001 the company had capitalized net deferred marine inspection costs of $17,987,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." The following sections address the significant market risks associated with our financial activities during 2001. Trico's exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

            We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 to our consolidated financial statements. These instruments are subject to interest rate risk.

            We manage this risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio by, for example, refinancing balances outstanding under our variable rate bank credit facilities with fixed-rate debt or by entering into interest rate swap agreements, when deemed appropriate. In February, 2000 we sold certain interest rate swap agreements for approximately $360,000. As of December 31, 2001 and 2000 we had no outstanding interest rate swap contracts.

            As of December 31, 2001 and 2000, we had $35.3 million and $52.7 million, respectively, in variable rate debt. In 1999 we entered into interest rate swap agreements in order to manage our interest rate exposure on a portion of our variable rate debt. Under the terms of the agreement we paid a fixed rate of interest on a notional amount of principal to a counterparty. The counterparty, in turn, paid us a variable rate of interest on the same notional amount of principal. The effect of the swap agreements was to limit our interest rate exposure to a fixed percentage on a portion of the related debt obligation.

            As of December 31, 2001, the carrying value of our long-term fixed rate debt, including accrued interest, was $278.9 million, which included our 8.5% Senior Notes ($256.6 million), 6.08% MARAD bonds ($6.4 million), and 6.11% MARAD bonds ($15.9 million). As of December 31, 2000, the carrying value of our long-term fixed rate debt, including accrued interest, was $283.2 million. The fair value of our long-term fixed rate debt as of December 31, 2001 and 2000 was approximately $248.7 million and $266.7 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2001 and 2000 by approximately $9.0 million and $11.1 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

            As of December 31, 2001 and 2000, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $35.3 million and $52.7 million, respectively, which included our U.S. and Norwegian bank credit facilities. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2001 and 2000 would increase annual interest expense by approximately $353,000 and $527,000, respectively.

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

            Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 28, 2002

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2001 and 2000

(Dollars in thousands)

ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$ 31,954	$ 18,094
Restricted cash	670	533
Accounts receivable, net	37,415	36,340
Prepaid expenses and other current assets	3,159	3,458
Deferred income taxes	706	580

Total current assets	73,904	59,005

Property and equipment, at cost:
Land and buildings	3,806	3,768
Marine vessels	555,595	582,448
Construction-in-progress	7,154	2,247
Transportation and other	4,429	4,101

	570,984	592,564
Less accumulated depreciation and amortization	120,927	101,502

Net property and equipment	450,057	491,062

Goodwill, net	85,728	88,800
Other assets	28,926	31,183
Deferred income tax	17,097	8,072

	$ 655,712	$ 678,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 4,540	$ 5,973
Accounts payable	9,302	8,027
Accrued expenses	5,370	4,394
Accrued insurance reserve	1,766	1,890
Accrued interest	9,150	9,236
Income tax payable	601	722

Total current liabilities	30,729	30,242

Long-term debt	300,555	320,682
Deferred income taxes	30,686	25,466
Other liabilities	2,016	2,151

Total liabilities	363,986	378,541

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized and no shares issued at
December 31, 2001 and 2000	-	-
Common stock, $.01 par value, 55,000,000 shares authorized, 36,326,367 and
36,317,617 shares issued and 36,254,335 and 36,245,585 shares outstanding
at December 31, 2001 and 2000, respectively	363	363
Additional paid-in capital	337,283	337,200
Retained earnings	17,531	24,454
Cumulative foreign currency translation adjustment	(63,450)	(62,435)
Treasury stock, at par value, 72,032 shares at December 31, 2001 and 2000	(1)	(1)

Total stockholders' equity	291,726	299,581

	$ 655,712	$ 678,122

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2001, 2000 and 1999

(Dollars in thousands, except share and per share amounts)

	2001	2000	1999
Revenues:
Charter hire	$ 182,527	$ 132,786	$ 110,643
Other vessel income	98	101	157

Total revenues	182,625	132,887	110,800

Operating expenses:
Direct vessel operating expenses and other	82,144	67,435	67,692
General and administrative	13,593	10,756	10,024
Amortization of marine inspection costs	13,424	13,831	13,898
Depreciation and amortization expense	32,888	33,419	32,919
Asset write-down	24,260	-	1,111
Gain on sales of assets	(937)	(3,921)	(147)

Total operating expenses	165,372	121,520	125,497

Operating income (loss)	17,253	11,367	(14,697)

Interest expense	(26,232)	(29,883)	(31,987)
Amortization of deferred financing costs	(1,366)	(1,388)	(1,632)
Other income, net	105	1,135	951

Loss before income taxes and extraordinary item	(10,240)	(18,769)	(47,365)

Income tax benefit	(3,317)	(5,332)	(15,785)

Loss before extraordinary item	(6,923)	(13,437)	(31,580)
Extraordinary item, net of taxes	-	715	(1,830)

Net loss	$ (6,923)	$ (12,722)	$ (33,410)

Basic earnings per common share:
Loss before extraordinary item	$ (0.19)	$ (0.41)	$ (1.26)
Extraordinary item, net of taxes	-	0.02	(0.07)

Net loss	$ (0.19)	$ (0.39)	$ (1.33)

Average common shares outstanding	36,250,604	32,827,836	25,062,934

Diluted earnings per common share:
Loss before extraordinary item	$ (0.19)	$ (0.41)	$ (1.26)
Extraordinary item, net of taxes	-	0.02	(0.07)

Net loss	$ (0.19)	$ (0.39)	$ (1.33)

Average common shares outstanding	36,250,604	32,827,836	25,062,934

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

					Cumulative
					Foreign
	Common Stock		Additional		Currency	Treasury Stock		Total
			Paid-In	Retained	Translation			Stockholders'
	Shares	Dollars	Capital	Earnings	Adjustment	Shares	Dollars	Equity

Balance, January 1, 1999	20,450,448	$ 205	$ 218,807	$ 70,586	$ (5,357)	72,032	$ (1)	$ 284,240

Issuance of common stock	8,000,000	80	46,195	-	-	-	-	46,275
Stock options exercised	12,000	-	29	-	-	-	-	29
Comprehensive income:
Loss on foreign currency								-
translation	-	-	-	-	(27,026)	-	-	(27,026)
Net loss	-	-	-	(33,410)	-	-	-	(33,410)

Comprehensive loss								60,436

Balance, December 31, 1999	28,462,448	285	265,031	37,176	(32,383)	72,032	(1)	270,108

Issuance of common stock	4,500,000	45	38,951	-	-	-	-	38,996
Stock options exercised	245,312	2	1,684	-	-	-	-	1,686
Debt for equity exchange	3,109,857	31	31,534	-	-	-	-	31,565
Comprehensive income:
Loss on foreign currency
translation	-	-	-	-	(30,052)	-	-	(30,052)
Net loss	-	-	-	(12,722)	-	-	-	(12,722)

Comprehensive loss								(42,774)

Balance, December 31, 2000	36,317,617	363	337,200	24,454	(62,435)	72,032	(1)	299,581

Stock options exercised	8,750	-	83	-	-	-	-	83
Comprehensive income:
Loss on foreign currency
translation	-	-	-	-	(1,015)	-	-	(1,015)
Net loss	-	-	-	(6,923)	-	-	-	(6,923)

Comprehensive loss								(7,938)

Balance, December 31, 2001	36,326,367	$ 363	$ 337,283	$ 17,531	$ (63,450)	72,032	$ (1)	$ 291,726

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999

Net loss	$ (6,923)	$ (12,722)	$ (33,410)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	47,606	48,561	48,646
Deferred marine inspection costs	(11,348)	(7,652)	(16,380)
Deferred income taxes	(3,831)	(5,589)	(16,242)
Extraordinary item, net of taxes	-	(715)	1,830
Asset write-down	24,260	-	1,111
Gain on sales of assets	(937)	(3,921)	(147)
Provision for doubtful accounts	120	-	(271)
Change in operating assets and liabilities:
Restricted cash	(137)	15	(67)
Accounts receivable	(1,847)	(12,990)	6,262
Prepaid expenses and other current assets	234	(848)	(1,572)
Accounts payable and accrued expenses	2,071	(4,398)	(1,943)
Other, net	148	798	(1,486)

Net cash provided by (used in) operating activities	49,416	539	(13,669)

Cash flows from investing activities:
Purchases of property and equipment	(15,331)	(5,586)	(32,768)
Proceeds from sales of assets	1,818	14,008	348
Other	(435)	(322)	(542)

Net cash (used in) provided by investing activities	(13,948)	8,100	(32,962)

Cash flows from financing activities:
Net proceeds from issuance of common stock	83	39,413	46,285
Proceeds from issuance of long-term debt	1,075	28,400	91,852
Repayment of long-term debt	(22,467)	(63,637)	(92,081)
Deferred financing costs and other	(141)	(156)	(1,952)

Net cash (used in) provided by financing activities	(21,450)	4,020	44,104

Effect of exchange rate changes on cash and cash equivalents	(158)	(463)	(312)

Net increase (decrease) in cash and cash equivalents	13,860	12,196	(2,839)
Cash and cash equivalents at beginning of period	18,094	5,898	8,737

Cash and cash equivalents at end of period	$ 31,954	$ 18,094	$ 5,898

Supplemental cash flow information:
Income taxes paid	$ 670	$ 128	$ 19

Interest paid	$ 26,509	$ 31,412	$ 32,036

Noncash financing and investing activities:
Debt for equity exchange	$ -	$ 31,065	$ -

The accompanying notes are an integral part of these consolidated financial statements.

1.     The Company

Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and Latin America. At December 31, 2001, the Company had a total active fleet of 86 vessels, including 48 supply vessels, 11 large capacity platform supply vessels ("PSV"), seven large anchor handling, towing and supply vessels ("AHTS"), 11 crew boats, and nine line-handling vessels. The services provided by the Company's diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

The Company's financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf and the North Sea which primarily depend on the level of drilling activity, which ultimately is dependent upon both short-term and long-term trends in oil and natural gas prices.

2.     Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the Company and its subsidiaries, including wholly-owned Trico Marine Assets, Inc. ("Trico Assets"), Trico Marine Operators, Inc. ("Trico Operators"), Trico Marine International Holdings BV ("Trico BV"), Trico Supply, ASA Consolidated ("Trico Supply") formerly known as Sævik Supply, ASA, and Trico Servicos Maritimos, Ltda. ("TSM"). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

All highly liquid debt instruments with original maturity dates of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash relates to statutory requirements in Norway, which require Trico Supply to segregate cash that will be used to pay tax withholdings and pension obligations in the following year.

Property and Equipment

All property and equipment is stated at cost. Depreciation for financial statement purposes is provided on the straight-line method, assuming a 10% salvage value for marine vessels. Marine vessels are depreciated over a useful life of fifteen to thirty years from the date of acquisition. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of fifteen to forty years. Transportation and other equipment are depreciated over a useful life of five to ten years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations.

Depreciation expense amounted to approximately $30,275,000, $30,748,000 and $29,920,000 in 2001, 2000 and 1999, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2001 and 1999, $156,000 and $1,206,000 of interest were capitalized, respectively. No interest was capitalized in 2000.

Marine vessel spare parts are stated at average cost.

Drydocking expenditures incurred in connection with regulatory marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months).

Accounting for the Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Generally, for the purpose of measuring recoverability of these assets or asset groups, the Company evaluates the undiscounted cash flows by vessel class taking into consideration type, size and capacity since day rate and utilization for various vessels will fluctuate based on management's decision as to which vessel will be assigned to a particular job. If long-lived assets are found to be impaired, their recorded values are reduced to their fair market values.

Deferred Financing Costs

Deferred financing costs include costs associated with the issuance of the Company's debt and are amortized on a straight-line basis over the life of the related debt agreement which approximates the interest rate method of amortization.

Goodwill

Goodwill, or cost in excess of fair value of the net assets of companies acquired, is amortized on a straight-line basis over 8 to 37.5 years. The Company evaluates periodically whether events and circumstances, such as significant changes in long-term day rates, have occurred that indicate possible impairment of enterprise level goodwill. The Company uses an estimate of future undiscounted net cash flows over the remaining life of the recorded cost in measuring whether the goodwill is recoverable. Impairment losses are recognized if expected future undiscounted net cash flow is less than the carrying value. Accumulated amortization amounted to approximately $10,606,000 and $8,028,000 at December 31, 2001 and 2000, respectively.

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

Stock Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, adopted only the disclosure provisions of SFAS No. 123 "Accounting for Stock-based Compensation."

Loss Per Share

Basic and diluted loss per share exclude dilution and are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

Options to purchase 1,889,343, 2,132,980 and 1,816,980 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Comprehensive Loss

Comprehensive loss represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss is reflected in the consolidated statement of changes in stockholders' equity.

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

New Accounting Standards

Effective January 1, 2001 the Company adopted SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." To the extent that foreign currency forward exchange contracts qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent that foreign currency forward exchange contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in the consolidated statements of operations, but is generally offset by changes in value of the underlying exposure. The cumulative effect of the adjustment due to this change in accounting was not material to our financial position, results of operations or cash flows.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill will be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. Accordingly, the Company will no longer amortize goodwill effective January 1, 2002.

Amortization of goodwill for the years ended December 31, 2001, 2000 and 1999 was $2,613,000, $2,671,000, and $2,999,000, respectively. Based on the Company's initial interpretations of SFAS No. 141 and SFAS No. 142, the Company does not believe the implementation of these Statements will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of any of the Company's significant subsidiaries could materially change this preliminary determination.

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

During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company is presently evaluating the impact of implementing SFAS No.144 but presently does not believe it will have a material impact on the Company's net income, cash flows, or financial condition.

In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction, and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for the acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. This SOP is effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of this proposed pronouncement and has not quantified the proposed impact at this time. As of December 31, 2001, the Company had net deferred marine inspection costs of $17,987,000 capitalized.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the presentation shown in the current year's financial statements. These reclassifications had no effect on net loss or total stockholders' equity but operating cash flows were reduced by $7,652,000 and $16,380,000, and cash flows from investing activities were increased by $7,652,000 and $16,380,000, as of December 31, 2001 and 2000, respectively

3.     Sale of Vessels

During 2001, the Company sold two of its crew boats for $1,750,000 and recognized a gain of approximately $942,000 on the sales. The sales are included in gain on sale of assets in the accompanying Consolidated Statement of Operations. All proceeds were used for working capital.

In May 2000, the Company sold its six liftboats for $14,000,000. The Company recognized a gain of approximately $3,921,000, on the sale and all proceeds from the sale were used to reduce outstanding debt under the Company's bank credit facility.

4.     Offerings of Common Stock

In June 2000, the Company exchanged 3,109,857 shares of its common stock for $32,140,000 principal amount, plus accrued interest, of its 8½% senior notes due 2005. In connection with the exchange, the Company recognized an extraordinary gain of approximately $715,000, after taxes of $386,000 and the write-off of unamortized debt issuance costs.

In May 2000, the Company completed a public offering of 4,500,000 shares of its common stock that generated proceeds of $38,996,000, net of underwriting discounts and other costs of $1,504,000. Of the net proceeds, $31,624,000 was used to repay amounts outstanding under the Company's bank credit facility plus related accrued interest and the balance was used for working capital.

In April 1999, the Company entered into a purchase agreement (the "Purchase Agreement") with affiliates of Inverness Management LLC, an investment firm, for the purchase of $50,000,000 of common stock of the Company in a private placement. Under the Purchase Agreement, Inverness/Phoenix Partners LP and Executive Capital Partners I LP (the "Investors"), agreed to purchase in two tranches 8,000,000 shares of the Company's common stock at $6.25 per share. On May 6, 1999 the Company closed the first tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $24,000,000.

On June 28, 1999, the Company closed the second tranche and sold to the Investors 4,000,000 shares of common stock for an aggregate consideration of $24,000,000. In addition to certain other issuance costs, pursuant to the terms of the Purchase Agreement, the Company paid an aggregate of $2 million in transaction fees ($1 million upon completion of each tranche) to the Investors in connection with the placement. The net proceeds from both tranches were primarily used to pay down amounts outstanding under the Company's bank credit facility.

5.     Accounts Receivable

The Company's accounts receivable, net consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Trade receivables, net of allowance for doubtful accounts
of $338 and $184 in 2001 and 2000, respectively	$30,210	$32,808
Insurance and other	7,205	3,532

Accounts receivable, net	$37,415	$36,340

The Company's receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea and Latin America.

6.     Other Assets

The Company's other assets consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Deferred marine inspection costs, net of accumulated amortization
of $28,729 and $29,977 in 2001 and 2000, respectively	$17,987	$20,299
Deferred financing costs, net of accumulated amortization
of $4,811 and $3,479 in 2001 and 2000, respectively	4,016	5,207
Marine vessel spare parts	5,628	4,128
Other	1,295	1,549

Other assets	$28,926	$31,183

7.     Long-Term Debt

The Company's long-term debt consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (weighted average interest rate of 7.61% and 8.34%
at December 31, 2001 and 2000, respectively) and is collateralized by certain marine vessels. This Facility's current availability reduces in 3 semi-annual installments of NOK 50 million ($5.6 million) with
the balance of the commitment expiring June 2003.	$ 24,519	$ 38,650
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (7.90% and 8.06% at December 31, 2001 and 2000, respectively) and is collateralized by two marine vessels. This Facility's availability reduces in 5 semi-annual installments beginning June 28, 2001 by NOK 12.5 million ($1.4 million) with the balance of the commitment
expiring June 2003.	9,752	14,003
Senior Notes, interest at 8.5%, due 2005	247,860	247,860
Note payable, bearing interest at 6.08%, principal and interest due in
16 semi-annual installments, maturing September 2006, collateralized
by a marine vessel	6,250	7,500
Note payable, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (7.82% at December 31, 2001) and a fixed rate of 6.49%
at December 31, 2000, principal and interest due in 17 semi-annual
installments, maturing March 2003, collateralized by a marine vessel	992	1,662
Note payable, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels	15,722	16,980

	305,095	326,655
Less current maturities	4,540	5,973

	$ 300,555	$ 320,682

Annual maturities on long-term debt during the next five years are as follows:

2002	$ 4,540
2003	35,739
2004	2,508
2005	250,368
2006	2,508
Thereafter	9,432

$ 305,095

In July 1999, the Company executed a new $52,500,000 revolving credit agreement (the "Bank Credit Facility"). The Bank Credit Facility bears interest at a Eurocurrency rate plus a margin that depends on the Company's leverage ratio with a commitment fee on the undrawn portion that depends on the Company's leverage ratio. The Bank Credit Facility did not require any principal payments until July 19, 2002, when all amounts outstanding under the Bank Credit Facility would have matured. During 2001, the Bank Credit Facility was amended to extend the maturity date to June 30, 2003. The Bank Credit Facility is collateralized by substantially all of the Company's U.S. flagged vessels located in the Gulf of Mexico. The Bank Credit Facility contains certain covenants which require the Company to maintain certain debt coverage and leverage ratios and net worth levels, limit capital expenditures, prohibit equity distributions and limit the ability of the Company to create liens or merge or consolidate with other entities. During 2000, the Bank Credit Facility was amended to reduce permitted borrowings to $45,000,000. At December 31, 2001 and 2000, the Company did not have any amounts outstanding under the Bank Credit Facility; however, the Company had outstanding letters of credit totaling approximately $2,000,000 and $158,000 as of December 31, 2001 and 2000, respectively, which reduce the amount available under the Bank Credit Facility.

The proceeds from the Bank Credit Facility were used to prepay amounts outstanding under a bank credit facility which had been executed in December 1997 (the "Earlier Credit Facility"). As a result of the prepayment of all amounts outstanding under the Company's Earlier Credit Facility, the Company recorded an extraordinary charge of $1,830,000, net of taxes of $985,000, for the write-off of the unamortized balance of related deferred debt issuance costs in 1999.

In June 1998, the Company refinanced a significant portion of its debt, which was issued at the Trico Supply level, into a single NOK 650,000,000 ($72,443,000) revolving credit facility (the "Trico Supply Bank Facility") bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($5,573,000) and one final payment of NOK 150,000,000 ($16,718,000), due at maturity in June 2003. In 1999, the Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($5,573,000) reduction in the facility amount that was scheduled to occur in December 31, 2000, until June 2003. Therefore, the final payment due at maturity is NOK 200,000,000 ($22,290,000). As of December 31, 2001, the commitment available under this credit facility was NOK 350,000,000 ($39,008,000). The Trico Supply Bank Facility is collateralized by a security interest in certain of the Company's North Sea vessels and requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens or merge or consolidate with other entities.

In April 2000, the Company executed a new loan agreement for an additional Norwegian bank facility at the Trico Supply level in the amount of NOK 125,000,000 million ($13,931,000). The commitment amount for this additional facility is reduced by NOK 12,500,000 ($1,393,000) every six months beginning June 2001, with one final payment of NOK 75,000,000 ($8,359,000) due at maturity in June 2003. As of December 31, 2001, this facility had been prepaid to a balance of NOK 87,500,000 ($9,752,000). This Norwegian bank facility is collateralized by security interests in two North Sea vessels, which requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under this facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

During 2002, the Company received a written commitment, subject to execution of final loan documentation, for a new credit facility in the amount of NOK 800,000,000 ($89,160,000). This facility will replace the NOK 350,000,000 revolving facility and can be used for general corporate purposes. The new credit facility will be collateralized by a mortgage on the same vessels securing the existing credit facility and the two vessels under construction in Norway when they are delivered. The commitment reduces by NOK 40,000,000 ($4,458,000) every six months beginning March 2003, with the balance of the commitment to expire in seven years. The new bank facility contains covenants, which are substantially similar to those in the existing credit facility and require that the North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities.

During 1997, the Company issued three series of 8-1/2% Senior Notes due 2005, which were subsequently combined into one series known as the Series G Notes (the "Senior Notes"). In June 2000, the Company exchanged 3,109,857 shares of its common stock, for $32,140,000 principal amount, plus accrued interest of its Senior Notes. The terms and conditions of the Senior Notes are identical to the predecessor series of notes. The Senior Notes are uncollateralized and are required to be guaranteed by all of the Company's Significant Subsidiaries (as such term is defined in the Indenture that governs the Senior Notes). Interest on the Senior Notes is payable semi-annually on February 1 and August 1 of each year. The Senior Notes may be prepaid at the option of the Company, in whole or in part, at a redemption price equal to 104.25%, plus accrued and unpaid interest, with the redemption price declining ratably on August 1, 2002 and on August 1 of each of the succeeding two years. No interim sinking fund payments are required during the term of the Senior Notes. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, create certain liens, sell assets, or enter into certain mergers or acquisitions.

In April 1998, the Company issued $10,000,000 principal amount of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest.  The Bonds are collateralized by a first preferred ship mortgage on the Company's SWATH (small waterplane area twin hull) vessel, and by an assignment of the charter contract that the vessel commenced upon its completion.

In April 1999, the Company issued $18,867,000 principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the "Ship Bonds") at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Ship Bonds are secured by first preferred ship mortgages on two supply vessels.

8.     Financial Instruments

During 2001, the Company purchased a foreign exchange contract with a notional amount of approximately $24,574,000, with contract terms lasting less than six months, to protect against the adverse effects that exchange rate fluctuations may have on foreign-currency-denominated intercompany payables and receivables. These derivatives do not qualify for hedge accounting, in accordance with FAS 133, because they relate to existing assets and liabilities denominated in a foreign-currency. The gains and losses on both the derivatives and the foreign-currency-denominated intercompany payables and receivable are recorded as transaction adjustments in current earnings. A net gain of approximately $19,000 was recorded in 2001.

During 2000, the Company entered into several foreign currency forward exchange contracts to hedge certain exposures relating to currency fluctuations between the Norwegian Kroner and the Great Britain Pound resulting from several of the Trico Supply vessels operating in the United Kingdom under long-term contracts denominated in the Great Britain Pound. Gains and losses on foreign currency forward exchange contracts are deferred until the hedged transaction is completed. As of December 31, 2000, the Company had foreign currency forward exchange contracts outstanding with a notional amount of approximately $2,250,000. These foreign currency forward exchange contracts expired at various points through December 31, 2001. As of December 31, 1999, there were no foreign currency forward exchange contracts outstanding, and approximately $59,000 of gains was recognized on completed contracts during the year.

 9.     Income Taxes

Loss before income taxes and extraordinary item derived from U.S. and international operations for the years ended December 31 are as follows (in thousands):

	2001	2000	1999

United States	$(26,327)	$(25,557)	$(57,502)
International	16,087	6,788	10,137

	$(10,240)	$(18,769)	$(47,365)

The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 2001, 2000 and 1999, are as follows (in thousands):

	2001	2000	1999

Current income taxes:
U.S. federal income taxes	$ -	$ (40)	$ 591
State income taxes	(35)	-	53
Foreign taxes	601	519	-

Deferred income taxes:
U.S. federal income taxes	(8,723)	(8,252)	(19,533)
State income taxes	(426)	(450)	(101)
Foreign taxes	5,266	2,891	3,205

	$(3,317)	$ (5,332)	$(15,785)

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

The Company's deferred income taxes at December 31, 2001 and 2000 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities

2001	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$ -	$ 8,343	$ -	$ 64,884
Deferral of foreign earnings	-	-	-	30,686
Insurance reserves	518	-	-	-
Alternative minimum tax credits	-	5,031	-	-
Foreign tax credits	-	779	-	-
Net operating loss carryforward	-	67,828	-	-
Other	188	-	-	-

	$ 706	$ 81,981	$ -	$ 95,570

Current deferred tax assets, net				$ 706

Non-current deferred tax asset, net				$ 17,097

Non-current deferred tax liabilities, net -
foreign jurisdiction				$ 30,686

	Deferred Tax Assets		Deferred Tax Liabilities

2000	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$ -	$ 9,127	$ -	$ 70,526
Deferral of foreign earnings	-	-	-	25,466
Insurance reserves	640	-	-	-
Alternative minimum tax credits	-	5,142	-	-
Foreign tax credits	-	779	-	-
Net operating loss carryforward	-	63,550	-	-
Other	96	-	156	-

	$ 736	$ 78,598	$ 156	$ 95,992

Current deferred tax assets, net				$ 580

Non-current deferred tax asset, net				$ 8,072

Non-current deferred tax liabilities, net -
foreign jurisdiction				$ 25,466

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	2001	2000	1999

Federal income taxes at statutory rate	$(3,588)	$ (6,569)	$(16,578)
State income taxes net of federal benefit	(462)	(450)	(37)
Foreign tax rate differential	(1,138)	(589)	(783)
Goodwill	915	1,195	1,049
Non-deductible loss and expenses	382	574	564
Foreign earnings	574	507	-

Income tax benefit	$(3,317)	$ (5,332)	$(15,785)

Effective tax rate	32%	28%	33%

A tax benefit for the exercise of stock options in the amount of $28,000, $1,269,000, and $19,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 2001, 2000 and 1999, respectively.

The net operating loss carryforwards for federal and state tax purposes are approximately $190,123,000 at December 31, 2001 and expire in 2020. Alternative minimum tax credits at December 31, 2001 are approximately $5,031,000. The Company incurred a change of control under IRC Section 382 on May 26, 2000 that will limit the utilization of approximately $167,000,000 of net operating loss carryforwards to a set level as provided by regulations. The limitation should be approximately $17 million per year.

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

According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards have a ten-year term and are fully exercisable. As of December 31, 2001, there were 821,668 stock options outstanding under the 1993 Plan.

Under the 1996 Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. Awards may be granted to key employees of the Company, including directors who are also employees of the Company. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms for Awards granted under the Plan.

According to the 1996 Plan, Awards may be granted with respect to a maximum of 1,500,000 shares of common stock. No participant may be granted, in any calendar year, Awards with respect to more than 100,000 shares of common stock.

During 1999, the Company granted 229,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $4.50 to $7.63. The Awards expire in ten years and vest in annual increments of 25% over the four years following their grant, except for 28,000 awards granted to directors, which vested at the date of grant.

During 2000, the Company granted 324,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company's stock at that time which ranged from $10.69 to $11.63 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 10,000 awards granted to directors, which vested at the date of grant.

During 2001, the Company granted 10,000 Awards in the form of non-qualified stock options under the 1996 Plan at an exercise price equal to the fair value of the Company's stock at that date, which was $12.91. The Awards expire in ten years, all awards were granted to directors and all vested at the date of grant. No awards were issued to employees in 2001.

As of December 31, 2001, there were 1,035,550 options outstanding under the 1996 Plan.

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are presented below:

	2001		2000		1999

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning
of the year	1,879,343	$ 7.24	1,811,980	$ 5.77	1,605,855	$ 5.96
Granted	10,000	$ 12.91	324,500	$ 11.60	229,500	$ 4.86
Exercised	8,750	$ 6.30	245,312	$ 1.70	12,000	$ 0.91
Forfeited	13,000	$ 9.22	8,325	$ 12.88	6,500	$ 20.20
Expired	10,375	$ 19.72	3,500	$ 20.75	4,875	$ 19.82
Outstanding at end of year	1,857,218	$ 7.19	1,879,343	$ 7.25	1,811,980	$ 5.77
Exercisable at end of year	1,492,118	$ 6.64	1,292,437	$ 5.37	1,381,105	$ 3.95

Weighted average fair value of options granted during 2001, 2000 and 1999 were $7.01, $5.51 and $2.70, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: no dividend yield; risk-free interest rates are 6.17%, 6.28% and 5.36%; expected terms of the options are five or six years; and the expected volatility is 57.55%, 44.36% and 58.96%.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding	Contract	Exercise	Exercisable	Exercise
Prices	at 12/31/01	Life	Price	at 12/31/01	Price

$0.91	821,668	2.06	$ .91	821,668	$ .91
$4.50	180,750	7.16	4.50	90,375	4.50
$6.625 to $7.625	35,250	7.40	7.25	35,250	7.25
$8.00 to $12.91	482,750	7.16	10.47	251,375	9.42
$17.75 to $23.13	336,800	5.80	19.09	293,450	19.51

$0.91 to $23.13	1,857,218	4.66	$ 7.19	1,492,118	$ 6.64

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 2001, 2000 and 1999 would approximate the pro forma below:
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	12/31/01	12/31/01	12/31/00	12/31/00	12/31/99	12/31/99

SFAS 123 Charge	$ -	$ 1,083	$ -	$ 1,115	$ -	$ 877
APB 25 Charge	$ -	$ -	$ -	$ -	$ -	$ -
Net loss	$ (6,923)	$ (8,006)	$ (12,722)	$ (13,837)	$ (33,410)	$ (34,287)
Diluted net loss
per average
common share	$ (0.19)	$ (0.22)	$ (0.39)	$ (0.42)	$ (1.33)	$ (1.37)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

12.     Asset Write-Down

During 2001, the Company determined that the carrying value of eight vessels exceeded their estimated fair values. Accordingly, the Company reduced the net book value of these eight vessels to their estimated fair values, resulting in a non-cash asset write-down of approximately $24,260,000.

Six of the vessels were located in the U.S. Gulf of Mexico and had been removed from active status for extended periods. The vessels were permanently withdrawn from service when the Company determined that it would no longer be economically feasible to refurbish and reactivate these vessels due to their age and overall condition. The Company determined their fair values using a combination of estimates of fair values obtained from third parties and detailed analyses of residual equipment values assuming that certain vessels would be scrapped. The Company reduced the value of these six vessels by approximately $21,249,000. Operating losses, primarily from depreciation and insurance expense, generated by these vessels during the years ended December 31, 2001, 2000 and 1999 were $1,771,000, $1,964,000, and $1,844,000, respectively.

The other two vessels are located in the North Sea and are still in service; however, due to their age and declining utilization, the Company determined that their carrying values exceeded their estimated fair values. Accordingly, their net book values were adjusted to their estimated fair values based on projections of the future cash flows of the vessels over their remaining lives, discounted at a current market rate of interest. The write-down associated with these two vessels was approximately $3,011,000.

In June 1999, the Company adjusted the net book value of a vessel acquired as part of a larger acquisition, which was deemed by Company management to be in a condition incapable of operation at the time of acquisition and had never been activated. Due to the substantially lower day rates available for its vessels, in general, and the overall condition and age of this vessel, the Company determined that it would not be economically feasible to refurbish and activate this vessel. The Company adjusted the net book value of the vessel to an estimated scrap value of $100,000, resulting in a non-cash asset write-down of $1,111,000. The operating loss, including depreciation, generated by the vessel during the year ended December 31, 1999 was $55,000.

13.     Employee Benefit Plans

Profit Sharing Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants' before tax savings contributions up to 5% of the participants' taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 of approximately $245,000, $60,000 and $229,000, respectively.

Pension Plan and Employee Benefits

Substantially all of the Company's Norwegian and United Kingdom employees are covered by a number of noncontributory, defined benefit pension plans, which were acquired in association with the acquisition of Trico Supply. Benefits are based primarily on participants' compensation and years of credited services. The Company's policy is to fund contributions to the plans based upon actuarial computations. Plan assets include investments in debt and equity securities and property.

	(in thousands)
	2001	2000

Change in Benefit Obligation

Benefit obligation at beginning of year	$ 1,801	$ 1,614
Service cost	242	249
Interest cost	98	77
Translation adjustment and other	100	(139)

Benefit obligation at end of year	$ 2,241	$ 1,801

Change in Plan Assets

Fair value of plan assets at beginning of year	$ 1,839	$ 1,519
Actual return on plan assets	154	103
Contributions	338	330
Benefits paid	-	-
Translation adjustment and other	113	(113)

Fair value of plan assets at end of year	$ 2,444	$ 1,839

Funded status, (under funded) over funded	$ 204	$ 37
Unrecognized net actuarial gain (loss)	7	1

Prepaid (accrued) benefit cost	$ 211	$ 38

Weighted-Average Assumptions

Discount rate	6.25%	6.00%

Return on plan assets	7.25%	7.00%

Rate of compensation increase	3.30%	3.30%

Components of Net Periodic Benefit Cost	2001	2000	1999

Service cost	$ 242	$ 249	$ 296
Interest cost	98	77	76
Return on plan assets	(154)	(103)	(80)
Social security contributions	36	34	43
Recognized net actuarial loss	(15)	(10)	35

Net periodic benefit cost	$ 207	$ 247	$ 370

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees' expected date of separation or retirement.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,891,000, $1,480,000 and $2,436,000, respectively, as of December 31, 2001 and $791,000, $557,000 and $672,000, respectively, as of December 31, 2000.

 14.     Commitments and Contingencies

During 2001, the Company entered into agreements to acquire two 279-foot platform supply vessels currently under construction in Norway for NOK 390,700,000 ($43,544,000). The vessels are scheduled for delivery in May and September 2002. The Company also entered into agreements to construct three 155-foot crew boats in the United States for a total cost of approximately $10,934,000. The vessels are scheduled for delivery at various times in the fourth quarter of 2002 and first quarter 2003. Payment terms under these contracts call for progress payments at various points throughout the construction period. As of December 31, 2001, the Company has made progress payments of approximately $5,883,000 on the five vessels. Total remaining committed costs of the five vessels are expected to be approximately $48,595,000.

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company's insurance coverages. At December 31, 2001 and 2000, the Company has accrued a liability in the amount of approximately $1,766,000 and $1,890,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

15.     Fair Value of Financial Instruments

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

Long-term debt: The carrying amounts of the Company's variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 2001 and 2000 were as follows (in thousands):

	2001	2000

Carrying amount	$ 314,245	$ 335,891
Fair value	$ 284,055	$ 319,376

Foreign currency forward exchange contracts: Fair value is estimated by obtaining quotes from brokers.

16.     Quarterly Financial Data (Unaudited)
Year ended December 31, 2001	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$ 43,277	$ 49,986	$ 47,661	$ 41,701
Operating income (loss)	9,870	14,420	(12,744)	5,707
Income (loss) before extraordinary item, net of tax	1,963	5,446	(13,448)	(884)
Net income (loss)	1,963	5,446	(13,448)	(884)
Basic and diluted earnings per share:
Net income (loss) before extraordinary item per
average common share outstanding	0.05	0.15	(0.37)	(0.02)

Year ended December 31, 2000	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$ 26,381	$ 29,482	$ 35,285	$ 41,739
Operating income (loss)	(4,413)	1,442	4,619	9,719
Income (loss) before extraordinary item, net of tax	(9,061)	(4,175)	(1,594)	1,393
Net income (loss)	(9,061)	(3,460)	(1,594)	1,393
Basic and diluted earnings per share:
Net income (loss) before extraordinary item per
average common share outstanding	(0.32)	(0.13)	(0.04)	0.04

17.     Segment and Geographic Information

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the other segment includes primarily Latin America. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment. Segment data as of and for the years ended December 31, 2001, 2000 and 1999 are as follows:

December 31, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 99,021	$ 73,228	$ 10,376	$ 182,625
Intersegment revenues	144	-	-	144
Interest revenue	752	269	2	1,023
Interest expense	22,654	3,566	12	26,232
Depreciation and amortization expense	28,142	16,837	2,699	47,678
Income tax expense (benefit)	(8,802)	5,867	(382)	(3,317)
Segment net income (loss)	(16,432)	11,377	(1,868)	(6,923)
Long-lived assets	187,842	224,545	37,670	450,057
Segment total assets	561,265	340,695	39,474	941,434
Expenditures for segment assets	10,961	14,171	1,547	26,679

December 31, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 70,044	$ 54,395	$ 8,448	$ 132,887
Intersegment revenues	144	-	-	144
Interest revenue	640	276	2	918
Interest expense	25,575	4,272	36	29,883
Depreciation and amortization expense	29,709	16,151	2,778	48,638
Income tax expense (benefit)	(8,915)	3,581	2	(5,332)
Extraordinary item, net of taxes	715	-	-	715
Segment net income (loss)	(16,990)	4,534	(266)	(12,722)
Long-lived assets	220,275	231,550	39,237	491,062
Segment total assets	577,852	344,103	39,976	961,931
Expenditures for segment assets	6,104	5,026	2,108	13,238

December 31, 1999	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 47,982	$ 55,828	$ 6,990	$ 110,800
Intersegment revenues	324	-	-	324
Interest revenue	279	387	1	667
Interest expense	28,372	3,600	15	31,987
Depreciation and amortization expense	32,930	15,497	22	48,449
Income tax expense (benefit)	(17,858)	2,073	-	(15,785)
Extraordinary item, net of taxes	1,830	-	-	1,830
Segment net income (loss)	(35,846)	4,949	(2,513)	(33,410)
Long-lived assets	252,398	268,858	32,132	553,388
Segment total assets	600,925	393,263	32,714	1,026,902
Expenditures for segment assets	28,386	19,547	1,215	49,148

A reconciliation of segment data to consolidated data as of December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Revenues
Total revenues from external customers and
intersegment revenues for reportable segments	$ 182,769	$ 133,031	$ 111,124
Elimination of intersegment revenues	(144)	(144)	(324)

Total consolidated revenues	$ 182,625	$ 132,887	$ 110,800

Assets
Total assets for reportable segments	$ 941,434	$ 961,931	$ 1,026,902
Elimination of intersegment receivables	(4,527)	(3,180)	(1,899)
Elimination of investment in subsidiaries	(281,195)	(280,629)	(294,424)

Total consolidated assets	$ 655,712	$ 678,122	$ 730,579

For the year ended December 31, 2001, revenues from one customer and its affiliates were approximately $29,695,000, or 16% of the Company's consolidated revenues. Revenues for the Company's U.S. and North Sea segments include $22,590,000 and $7,105,000 of these revenues, respectively.

For the years ended December 31, 2000 and 1999, revenues from another customer of the Company's North Sea segment represented approximately $13,401,000 and $20,554,000, or 10% and 19%, respectively, of the Company's consolidated revenues.

18.    Separate Financial Statements for Subsidiary Guarantors

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            None.

PART III

Item 10. Directors and Executive Officers of the Registrant

            Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

            Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

            Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b)            Reports on Form 8-K:

            On October 26, 2001, we filed a Form 8-K reporting under Item 5 our results for the quarter ended September 30, 2001.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)

Date: March 20, 2002	By: /S/ THOMAS E. FAIRLEY Thomas E. Fairley President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Fairley Thomas E. Fairley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2002

/s/ Ronald O. Palmer Ronald O. Palmer	Chairman of the Board	March 20, 2002

/s/ Victor M. Perez Victor M. Perez	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 20, 2002

/s/ Kenneth W. Bourgeois Kenneth W. Bourgeois	Vice President and Controller (Principal Accounting Officer)	March 20, 2002

/s/ H. K. Acord H. K. Acord	Director	March 20, 2002

/s/ Benjamin F. Bailar Benjamin F. Bailar	Director	March 20, 2002

/s/ James C. Comis III James C. Comis III	Director	March 20, 2002

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	March 20, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.

Our audits on the consolidated financial statements referred to in our report dated February 28, 2002, are included in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 28, 2002

Schedule II

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
for the years ended December 31, 2001, 2000 and 1999
(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Recoveries (Deductions)	Balance at end of period
2001 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$184	$120	$ —	$ 34	$338

2000 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$420	$ —	$ —	$(236)	$184

1999 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$691	$(271)	$ —	$ —	$420

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX

Exhibit Number		Sequentially Numbered Pages
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.(11)
3.3	Bylaws of the Company, as amended. (1)
4.1	Specimen Common Stock Certificate. (2)
4.2

Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA, Saevik Shipping AS, and Chase Bank of Texas, National Association, as Trustee ("Indenture"). (3)

4.3	Form of Note and Subsidiary Guarantee under the Indenture. (3)
4.4	Rights Agreement dated as of February 19, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(4)
4.5	Form of Rights Certificate and of Election to Exercise.(4)
4.6	Certificate of Designations for the Company's Series AA Participating Cumulative Preference Stock.(4)
10.1	Form of Indemnity Agreement by and between the Company and each of the Company's directors. (2)
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
10.4

Second Amendment effective as of December 31, 1999 to the Third Amended and Restated Revolving Credit Agreement dated as of July 19, 1999 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.(8)

10.5

Loan Agreement dated as of June 23, 1998 between Saevik Shipping, AS, Den Norske Bank, ASA, as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof.(7)

10.6

Third Amendment effective as of March 31, 2000 to the Third Amended and Restated Revolving Credit Agreement dated as of May 10, 2000 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (9)

10.7

Fourth Amendment to the Third Amended and Restated Credit Agreement dated as of August 11, 2000 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof. (10)

10.8	Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (5)
10.9	Stockholders' Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (5)
10.10	Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.(11)
10.11	Supplement dated April 18, 2000 to Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.(11)
10.12	The Company's 1996 Incentive Compensation Plan. (2) *
10.13	The Company's 1993 Stock Option Plan. (2) *
10.14	Form of Stock Option Agreement under the 1993 Stock Option Plan. (2) *
10.15	Form of Option Agreement under the 1996 Incentive Compensation Plan. (2) *
10.16	Form of Noncompetition, Nondisclosure and Severance Agreements between the Company and each of its Executive Officers. (2) *
10.17

Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of July 31, 2001 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Wells Fargo Bank, N.A. as agent for itself and the other lending institutions that may become party thereto from time to time in accordance with the terms thereof.

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

 _________________
(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 19, 1998.
(4)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 6, 1998.
(5)	Incorporated by reference to the Company's quarterly report on Form 10-Q filed on August 16, 1999 for the quarter ended June 30, 1999.
(6)	Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 12, 1999 for the quarter ended September 30, 1999.
(7)	Incorporated by reference to the Company's 1998 Annual Report on Form 10-K dated March 26, 1999.
(8)	Incorporated by reference to the Company's 1999 Annual Report on Form 10-K dated March 27, 2000.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 12, 2000 for the quarter ended March 31, 2000.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2000 for the quarter ended September 30, 2000.
(11)	Incorporated by reference to the Company's 2000 Annual Report on Form 10-K dated February 28, 2001.
*	Management Contract or Compensation Plan or Arrangement.