Form 10-K/A
period 2001-12-31
TRICO MARINE SERVICES INC
filed 2002-04-30
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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
Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required t o file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No __

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        The aggregate market value of the voting of stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $196,273,000 million.

    The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of February 28, 2002 was 36,254,335.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Report") to amend and supplement the following items of Part III of its Report to read in their entirety as follows:

PART III

Item 10.    Directors and Executive Officers of the Registrant

                The following table sets forth, as of April 30, 2002, certain information about the nominees for re-election to the Board and our other directors:
Nominees	Age	Principal Occupation, Business Experience and Directorships	Director Since	Nominated For Term Expiring

Thomas E. Fairley	54	President and Chief Executive Officer of the Company. Director: Gulf Island Fabrication, Inc. (fabricator of offshore production platforms).	1993	2005

Benjamin F. Bailar	68	Dean Emeritus of the Jones Graduate School of Administration at Rice University. Director: Dana Corporation (manufacturer of auto parts) and Smith International, Inc. (energy services product and service provider).	1994	2005

Other Directors	Age	Principal Occupation, Business Experience and Directorships	Director Since	Term Expiring

H. K. Acord	68	Oil and gas consultant. From 1993 to 1996, Mr. Acord served as Executive Vice President, Exploration and Production Division, of Mobil Oil Corporation ("Mobil"). From 1989 to 1993, he served as a Vice President of International Producing Operations for Mobil.	1997	2004

Edward C. Hutcheson, Jr.	56

Private investor and consultant. Since February 2000, Mr. Hutcheson has been involved in private investment activities and has provided consulting services to private companies seeking capital. Previously, Mr. Hutcheson was a principal of PGG Capital, the merchant banking subsidiary of Pinnacle Global Group, Inc. (financial services company). In addition, Mr. Hutcheson was a principal of HWG Capital, a subsidiary of Harris, Webb & Garrison (investment banking firm). From November 1994 to March 1997, he served as CEO or Chairman of the Board of Crown Castle International Corp. (owner and manager of wireless communications towers). From March 1992 to December 1993, Mr. Hutcheson served as President and Chief Operating Officer of Baroid Corporation (an energy services and equipment provider). Director: Titanium Metals Corporation (titanium sponge and mill product producer), Pinnacle Management & Trust Co. and Crown Castle.

			1994	2004

James C. Comis III	37	Managing Director of Inverness Management LLC. Mr. Comis has also served as Managing Director of Inverness/Phoenix LLC since 1994. Through Inverness and its affiliates, Mr. Comis has been engaged in sponsoring and investing in private equity transactions since 1990. Director: National-Oilwell, Inc. (manufacturer and distributor of oilfield equipment) and Southwestern Life Holdings, Inc. (insurance holding company).	1999	2004

Ronald O. Palmer	55	Chairman of the Board of the Company.	1993	2003

Robert N. Sheehy, Jr.	41	Mr. Sheehy was appointed by the Board to fill the vacancy created by the resignation of Joel V. Staff as a director in 2002. Mr. Sheehy is a managing Director of Inverness management LLC. Through Inverness Management LLC and its affiliates, Mr. Sheehy has been engaged in sponsoring and investing in private equity transactions since 1996.	2002	2003

Section 16(A) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of equity securities of the Company. During 2001, all such reports were timely filed.

Item 11.    Executive Compensation.

Annual Compensation

            The following table sets forth all cash compensation and options granted for the three years ended December 31, 2001 to our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	No. of Shares Underlying Options Granted	All Other Compensation

Thomas E. Fairley President and Chief Executive Officer	2001 2000 1999	$288,750 210,000 210,000	--- $60,000 ---	--- --- ---	--- 42,000 24,000	$5,918 3,876 5,909
Ronald O. Palmer Chairman of the Board	2001 2000 1999	$288,750 210,000 210,000	--- $60,000 ---	--- --- ---	--- 42,000 23,500	$4,609 3,457 5,909
Victor M. Perez Vice President, Chief Financial Officer and Treasurer	2001 2000 1999	$171,875 150,000 150,000	--- $35,000 ---	--- --- ---	--- 32,000 16,500	$3,760 2,470 3,708
Charles M. Hardy Vice President - Domestic Operations	2001 2000(2)	$150,000 63,068	$20,000 ---	--- ---	--- 5,000	$1,161 477
Kenneth W. Bourgeois Vice President and Controller	2001 2000 1999	$105,000 105,000 105,000	$17,000 14,000 ---	--- --- ---	--- 12,000 12,000	$3,489 2,246 3,642

(1)	Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year.

(2)	Mr. Hardy became an officer of the company in July 2000.

2001 Stock Option Grants

            The Company did not grant any stock options or stock appreciation rights to the Named Executive Officers in 2001.

            AGGREGATE OPTION EXERCISES DURING 2001 AND OPTION VALUES AT YEAR END
Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Year End(1) Exercisable/ Unexercisable
Thomas E. Fairley	---	---	438,540/27,000	$2,389,126/18,300
Ronald O. Palmer	---	---	383,551/26,875	2,025,345/17,919
Victor M. Perez	---	---	220,265/20,125	999,813/12,581
Charles M. Hardy	---	---	1,250/3,750	---/---
Kenneth W. Bourgeois	---	---	67,000/9,000	80,570/9,150

(1)	Based on the difference between the closing sale price of common stock of $7.55 on December 31, 2001, as reported by the Nasdaq National Market, and the exercise price of such options.

 Change of Control Agreements

            We have entered into agreements with certain of our executive officers which, among other things, provide for certain payments and benefits to the executive if his or her employment is terminated. If the officer's employment is terminated for any reason other than cause, defined as (i) a conviction or a plea of nolo contendere to a felony, (ii) gross negligence in the performance of the officer's duties, continuing after the officer's receipt of notice of such gross negligence from the Company, (iii) a material violation of the terms of the employment agreement or (iv) gross misconduct on the officer's part that is injurious to us, he will receive one year's salary, any cash bonus still payable from the year preceding the officer's termination and any non-cash benefits that he received prior to termination. The officer will receive the same severance package in the event of a change of control of the company that is not initiated by someone who is or has been an employee of the company. In the case of a change in control initiated by a present or past employee, the officer has the option either to receive the severance package or continue in his position with us.

Compensation Committee Interlocks and Insider Participation

            None of our executive officers served in 2001 as a director or member of the compensation committee of another entity one of whose executive officers served as one of our directors or on our Compensation Committee.

Compensation of Directors

            Each non-employee director receives an annual fee of $12,500, plus $500 for each Board or committee meeting attended. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

            Under our Amended and Restated 1996 Incentive Compensation Plan, each non-employee director receives options to purchase 2,000 shares of common stock of the Company on the day following each annual meeting of stockholders while such plan remains in effect. Each non-employee director who joins the Board also receives options to purchase 10,000 shares of common stock on the date he joins the Board. The options become exercisable immediately and expire ten years from the date of grant. The exercise price of the options is the closing sales price of our common stock on the date of grant on the Nasdaq National Market.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Directors and Executive Officers

            The following table sets forth, as of April 15, 2002, certain information regarding beneficial ownership of common stock of (i) each director and nominee, (ii) each of the Named Executive Officers, and (iii) all directors and Named Executive Officers as a group, all as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the securities are held with sole voting and investment power.

Name of Beneficial Owner	Number of Shares(1)		Percent of Class

Thomas E. Fairley	481,826		1.3%
Ronald O. Palmer	463,451	(2)	1.2%
James C. Comis III	7,661,000	(3)	20.2%
H. K. Acord	35,000		*
Benjamin F. Bailar	44,000	(4)	*
Edward C. Hutcheson, Jr.	31,000		*
Robert N. Sheehy, Jr.	10,000		*
Victor M. Perez	220,265		*
Kenneth W. Bourgeois	67,000		*
Charles M. Hardy	3,250		*
All directors and executive officers as a group (13 persons)	9,122,792	(5)	24.1%

*	Less than one percent.

(1)	Includes the following number of shares subject to options that are exercisable by June 15, 2002: Mr. Fairley, 438,540; Mr. Palmer, 383,551; Mr. Comis, 16,000; Mr. Acord, 20,000; Mr. Bailar 10,000; Mr. Hutcheson, 10,000; Mr. Sheehy, 10,000, Mr. Perez, 220,265; Mr. Bourgeois, 67,000; Mr. Hardy, 1,250.
(2)	Includes 2,000 shares beneficially owned by trusts of which Mr. Palmer's children are beneficiaries and of which Mr. Palmer is a co-trustee.

(3)	Includes 7,645,000 shares beneficially owned by Inverness/Phoenix Partners LP (the "Fund") and Executive Capital Partners I LP (the "Executive Fund"), which are the controlling members of Inverness/Trico Investors LLC (the "Trico Fund," and collectively with the Fund and the Executive Fund, the "Funds"). The general partner of the Funds is Inverness/Phoenix Capital LLC ("I/P Capital"), of which Mr. Comis is an indirect controlling member. Mr. Comis disclaims beneficial ownership of all shares beneficially owned by the Funds.

(4)	Includes 34,000 shares beneficially owned by a trust of which Mr. Bailar is the sole trustee and beneficiary.

(5)	Includes 1,282,606 shares subject to options that are exercisable by June 15, 2002 held by executive officers and directors of the Company.

___________________

Stock Ownership of Certain Beneficial Owners

            The following table indicates the beneficial ownership, as of April 15, 2002, of our common stock by each person known by us to own more than 5% of the outstanding shares of our common stock as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the shares are held with sole voting and investment power.
Name of Beneficial Owner	Number of Shares		Percent of Class

Inverness/Phoenix Partners LP(1)	7,517,460	(2)	20.7%
Executive Capital Partners I LP(1)	3,950,040	(2)	10.9%
Inverness/Trico Investors LLC(1)	3,822,500	(2)	10.5%
Franklin Resources, Inc. (3)	3,141,200		8.7%
Massachusetts Financial Services Company(4)	2,651,805		7.3%
Loomis, Sayles & Co., L.P. (5)	2,300,500		6.3%
Mellon Financial Corporation(6)	2,396,362		6.6%
Dimensional Fund Advisors Inc.(7)	2,107,400		5.8%

(1)	I/P Capital is deemed to beneficially own the shares held by the Funds. I/P Capital disclaims beneficial ownership of all shares beneficially owned by the Funds. The address of the Funds is 600 Steamboat Road, Greenwich, Connecticut 06830.

(2)	Includes 3,822,500 shares held by the Trico Fund. The Fund and the Executive Fund each disclaim beneficial ownership of all shares beneficially owned by the Trico Fund.

(3)	Based on a Schedule 13G/A, dated February 14, 2002, filed with the Securities and Exchange Commission. The Schedule 13G was filed on behalf of Franklin Resources, Inc., the parent holding company; Charles B. Johnson, the principal stockholder of the parent holding company; Rupert H. Johnson, the principal stockholder of the parent holding company; and Franklin Advisers, Inc., investment adviser, all of which disclaim beneficial ownership of the shares, which securities are reported to be beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. The address of Franklin Resources, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404.

(4)	Based on a Schedule 13G/A, dated February 12, 2002, filed with the Securities and Exchange Commission. In its Schedule 13G, Massachusetts Financial Services Company ("MFS") reported beneficial ownership of a total of 2,651,805 shares. With respect to 2,502,560 shares, MFS reported sole voting power, and with respect to 2,651,805 shares, MFS reported sole dispositive power. The address of MFS is 500 Boylston Street, Boston, Massachusetts 02116.

(5)	Based on a Schedule 13G/A, dated February 12, 2002, filed with the Securities and Exchange Commission. In its Schedule 13G, Loomis, Sayles & Co., L.P. ("Loomis") reported beneficial ownership of a total of 2,692,857 shares. With respect to 2,328,072 shares, Loomis reported sole voting power, and with respect to 2,692,857 shares, Loomis reported sole dispositive power. The address of Loomis is One Financial Center, Boston, Massachusetts 02111.

(6)	Based on a Schedule 13G/A, dated January 24, 2002, filed with the Securities and Exchange Commission. In its Schedule 13G, Mellon Financial Corporation ("Mellon") reported beneficial ownership of a total of 4,445,410 shares. With respect to 3,169,500 shares, Mellon reported sole voting power, with respect to 470,600 shares, Mellon reported shared voting power, with respect to 3,803,100 shares, Mellon reported sole dispositive power. The Boston Company, Inc., a subsidiary of Mellon ("TBC"), reported beneficial ownership of a total of 2,823,300 shares. With respect to 2,189,700 shares, TBC reported sole voting power, with respect to 470,600 shares, TBC reported shared voting power, and with respect to 2,823,300 shares, TBC reported sole dispositive power. The address of Mellon is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(7)	Based on a Schedule 13G/A, dated February 12, 2002, filed with the Securities and Exchange Commission. In its Schedule 13G, Dimensional Fund Advisors ("Dimensional") reported sole voting and dispositive power with respect to 2,300,500 shares as a result of acting as investment manager to four investment companies registered under the Investment Company Act of 1940 and certain other commingled group trusts and accounts. Dimensional disclaims beneficial ownership of all such securities. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Item 13. Certain Relationships and Related Transactions

            In April 1999, in connection with the private sale of shares of our common stock to the Funds, we entered into a stockholders' agreement granting certain rights to such investors. The stockholders' agreement will terminate on May 6, 2009. Under the stockholders' agreement, the Funds are entitled to designate two persons to stand for election as directors so long as the Funds own, in the aggregate, at least 4,000,000 shares of our common stock. If the Funds own, in the aggregate, less than 4,000,000 of our shares but at least 500,000 shares, they are entitled to propose one nominee. In addition, the stockholders agreement provides that the Funds are entitled to require us to file a registration statement under the Securities Act to sell not less than 20% of the common stock they own. We are only required to make one such stand-alone registration during any 12-month period, and no more than three such registrations during the term of the agreement. The Funds also may require us to file a shelf registration statement covering shares of our common stock held by them having a value of at least $3 million. We are only required to make one registration pursuant to a shelf registration statement during any 12-month period, but there is otherwise no limit on the number of shelf registration requests that the Funds can make. Under the stockholders' agreement, the Funds also have the right to include their shares of our common stock in any other registration statement we file involving our common stock. If the Funds sell or otherwise dispose of more than 90% of the securities they purchased from us, they no longer have the right to require us to register any of the shares of our common stock they hold.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC.

By: /s/ Victor M. Perez
Victor M. Perez President and Chief Executive Officer

Date: April 30, 2002