Form 10-Q
period 2002-03-31
TRICO MARINE SERVICES INC
filed 2002-05-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 ✓ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

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

Yes        ✓   No

As of May 6, 2002, there were 36,261,835 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$21,057	$31,954
Restricted cash	458	670
Accounts receivable, net	34,989	37,415
Prepaid expenses and other current assets	5,084	3,865

Total current assets	61,588	73,904

Property and equipment, at cost:
Land and buildings	3,855	3,806
Marine vessels	560,205	555,595
Construction-in-progress	10,377	7,154
Transportation and other	4,443	4,429

	578,880	570,984

Less accumulated depreciation and amortization	128,494	120,927

Net property and equipment	450,386	450,057

Goodwill	86,877	85,728
Deferred income tax	20,063	17,097
Other assets	28,924	28,926

	$647,838	$655,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$2,843	$4,540
Accounts payable	9,105	9,302
Accrued expenses	6,171	5,370
Accrued insurance reserve	2,205	1,766
Accrued interest	3,999	9,150
Income taxes payable	708	601

Total current liabilities	25,031	30,729

Long-term debt	299,228	300,555
Deferred income taxes, net	31,370	30,686
Other non-current liabilities	2,002	2,016

Total liabilities	357,631	363,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no
shares issued at March 31, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 55,000,000 shares authorized,
36,326,367 issued and 36,254,335 outstanding at March 31, 2002
and December 31, 2001	363	363
Additional paid-in capital	337,283	337,283
Retained earnings	12,738	17,531
Accumulated other comprehensive loss	(60,176)	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	290,207	291,726

	$647,838	$655,712

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2002	2001

Revenues:
Charter hire	$32,081	$43,255
Other vessel income	27	22

Total revenues	32,108	43,277

Operating expenses:
Direct vessel operating expenses and other	19,340	19,329
General and administrative	3,534	3,121
Gain on sale of assets	(508)	(568)
Amortization of marine inspection costs	2,690	3,213
Depreciation and amortization expense	7,396	8,312

Total operating expenses	32,452	33,407

Operating income (loss)	(344)	9,870

Interest expense	6,067	6,717
Amortization of deferred financing costs	348	337
Other expense (income), net	488	(147)

Income (loss) before income taxes	(7,247)	2,963

Income tax expense (benefit)	(2,454)	1,000

Net income (loss)	$(4,793)	$1,963

Basic earnings per common share:
Net income (loss)	$(0.13)	$0.05

Average common shares outstanding	36,254,335	36,246,341

Diluted earnings per common share:
Net income (loss)	$(0.13)	$0.05

Average common shares outstanding	36,254,335	36,946,069

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(4,793)	$1,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,416	11,832
Deferred marine inspection costs	(2,366)	(4,050)
Deferred income taxes	(2,697)	894
Gain on sales of asset	(508)	(568)
Provision for doubtful accounts	30	30
Changes in operating assets and liabilities:
Restricted cash	225	112
Accounts receivable	2,532	2,256
Prepaid expenses and other current assets	(1,174)	(1,789)
Accounts payable and accrued expenses	(4,114)	(3,063)
Other, net	(843)	331

Net cash provided by (used in) operating activities	(3,292)	7,948

Cash flows from investing activities:
Purchases of property and equipment	(4,884)	(1,827)
Proceeds from sale of assets	752	875
Other	(37)	(282)

Net cash used in investing activities	(4,169)	(1,234)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	-	32
Repayment of long-term debt	(3,476)	(6,038)
Deferred financing costs and other	-	(5)

Net cash used in financing activities	(3,476)	(6,011)

Effect of exchange rate changes on cash and cash equivalents	40	(104)

Net increase (decrease) in cash and cash equivalents	(10,897)	599

Cash and cash equivalents at beginning of period	31,954	18,094

Cash and cash equivalents at end of period	$21,057	$18,693

Supplemental information:
Income taxes paid	$97	$24

Interest paid	$11,410	$11,825

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
 (Dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(4,793)	$1,963

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,274	(6,357)

Comprehensive loss	$(1,519)	$(4,394)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2001.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income, total stockholders' equity, or cash flows.

2.    Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except share and per share data).

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001

	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income (loss)	$ (4,793)			$ 1,963

Basic earnings per share
Income (loss) available to common shareholders	(4,793)	36,254,335	$(0.13)	1,963	36,246,341	$0.05

Effect of Dilutive Securities
Stock option grants	-	-		-	699,728

Diluted earnings per share
Income (loss) available to common shareholders plus assumed conversions	$ (4,793)	36,254,335	$(0.13)	$ 1,963	36,946,069	$0.05

For the three-month period ending March 31, 2002, options to purchase 2,110,468 shares of common stock at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three months ended March 31, 2001 options to purchase 348,678 shares of common stock at prices ranging from $17.75 to $23.13 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares during the period.

3.     Income Taxes:

The Company's effective income tax rates for the three-month periods ended March 31, 2002 and March 31, 2001 were 34%. The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

4.    Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestic operations and reflects interest expense on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes those vessels which are managed by our North Sea offices and may, from time to time, include work performed in other geographic areas. The other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-months ended March 31, 2002 and 2001 are as follows:

March 31, 2002	U.S.	North Sea	Other	Totals

Revenues from external customers	$13,329	$15,164	$3,615	$32,108
Intersegment revenues	36	---	---	36
Segment net income (loss)	(6,158)	1,716	(351)	(4,793)
Segment total assets	531,749	345,552	56,692	933,993

March 31, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$25,236	$15,122	$2,919	$43,277
Intersegment revenues	36	---	---	36
Segment net income (loss)	395	1,791	(223)	1,963
Segment total assets	566,372	333,766	41,392	941,530

A reconciliation of segment data to consolidated data as of March 31, 2002 and 2001 is as follows:
	2002	2001
Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 32,144	$ 43,313
Elimination of intersegment revenues	(36)	(36)

Total consolidated revenues	$ 32,108	$ 43,277

Assets
Total assets for reportable segments	$ 933,993	$ 941,530
Elimination of intersegment receivables	(4,931)	(4,417)
Elimination of investment in subsidiaries	(281,224)	(281,178)

Total consolidated assets	$ 647,838	$ 655,935

5.     Sale of Crewboats:

In February 2002, the Company sold one of its crewboats for $725,000 and recognized a gain of approximately $496,000 from the sale. In March 2001, the Company sold one of its crewboats for $875,000, and recognized a gain of approximately $568,000 in connection with that sale. The proceeds from both sales were used for working capital.

6.    New Accounting Standards:

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and prohibits the use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. The adoption of SFAS No. 141 did not have a material impact on the Company's net income, cash flows or financial condition.

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2002, goodwill increased by $1,149,000 from its value at December 31, 2001 due to an increase in the foreign exchange rate of the Norwegian Kroner.

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months ended March 31, 2001 was $660,000. Had the Company not amortized goodwill for the three months ended March 31, 2001, net income would have been $2,623,000, basic earnings per share would have been $.07, and diluted earnings per share would have been $.07. As of March 31, 2002 the Company had not completed its first goodwill impairment test, but does not believe the implementation of SFAS No. 142 will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of any of the Company's significant subsidiaries, which is based on estimates of future cash flows and other matters, could materially change this preliminary determination.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a material impact on the Company's net income, cash flows or financial condition.

Effective January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's net income, cash flows or financial condition.

In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relat-ing to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline

6.     New Accounting Standards, continued:

framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. This SOP is effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged. This proposed SOP is subject to change. However, if this proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $17,786,000 at March 31, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

7.    Subsequent Events:

In April 2002, the Company entered into an agreement for the bareboat charter of three of its line handling vessels. The agreement will be classified as a sales-type lease and therefore the Company will account for the transaction as a sale. The selling price of the three vessels will be recorded at approximately $1,156,000 and the Company will recognize a loss of approximately $103,000 on the sales.

8.    Separate Financial Statements for Subsidiary Guarantors:

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

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2002 were $32.1 million, a decrease of 25.8% compared to the $43.3 million in revenues for the first quarter of 2001. Beginning in the third quarter of 2001, and continuing through the first quarter of 2002, we experienced decreased utilization and day rates for our Gulf fleet due to lower oil and gas prices which existed in 2001 and early 2002 and which resulted in decreased offshore drilling activity. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.
	Three months ended March 31,
	2002	2001
Average Day Rates:
Supply	$6,050	$ 6,631
Supply /Anchor Handling (N. Sea)	10,443	10,389
Crew/line handling	2,729	2,723

Utilization:
Supply	53%	73%
Supply /Anchor Handling (N. Sea)	89%	89%
Crew/line handling	67%	89%

Average no. of Vessels:
Supply	48.0	54.0
Supply /Anchor Handling (N. Sea)	18.0	18.0
Crew/line handling	19.3	21.9

Supply boat day rates in the Gulf for the first quarter of 2002 decreased 8.8% to $6,050, compared to $6,631 for the first quarter of 2001. The utilization rate for the Gulf supply boats decreased to 53% for the first quarter of 2002, compared to 73% for the year-ago period, due to the decrease in offshore drilling activity.

Day rates for our North Sea vessels averaged $10,443 for the first quarter of 2002, compared to $10,389 for the first quarter of 2001. Utilization was 89% for both the first quarter of 2001 and 2002.

Day rates for our crew boats and line handling vessels averaged $2,729 for the first quarter of 2002, which was flat with the $2,723 average rate for the first quarter of 2001. However, utilization for the crew boats and line handling vessels decreased to 67% for the first quarter of 2002, compared to 89% for the comparable 2001 period, due to the decrease in offshore drilling activity in the Gulf.

During the first quarter of 2002, direct vessel operating expenses increased to $19.3 million (60.2% of revenues) compared to $19.2 million (44.3% of revenues) for the first quarter of 2001. Vessel operating expenses increased as a percentage of revenue in the 2002 first quarter compared to the prior year because of the decrease in the utilization and average day rates for our Gulf fleet.

Depreciation and amortization expense decreased to $7.4 million for the first quarter 2002 from $8.3 million for the year-ago period. This decrease was due to the implementation of SFAS No. 142 in January 2002, which requires that we no longer amortize goodwill, and the non-cash charge of $24.3 million, before taxes, that we recorded in the third quarter of 2001 for the write-down of eight vessels. Six of these vessels had been deactivated or "cold stacked" for an extended period and were permanently withdrawn from service. These vessels were part of larger fleet acquisitions completed in 1996 and 1997 and had not undergone upgrade and refurbishment like the rest of our Gulf supply boat fleet. Amortization of marine inspection costs decreased to $2.7 million for the quarter ended March 31, 2002, from $3.2 million in the comparable 2001 period, due principally to decreased dry-docking and marine inspection costs.

Our general and administrative expenses increased to $3.5 million in the first quarter of 2002 compared to $3.1 million for the 2001 first quarter due to increases in salaries, benefits and professional fees. General and administrative expenses increased as a percentage of revenues to 11.0% in the 2002 first quarter from 7.2%, due to the decrease in the utilization and day rates for our Gulf fleet.

Interest expense decreased to $6.1 million for the first quarter of 2002 from $6.7 million for the first quarter of 2001 due to the reduction of our debt.

In the first quarter of 2002, we had an income tax benefit of $2.5 million compared to an income tax expense of $1.0 million in the 2001 period. Our effective income tax rate for the three-month period ended March 31, 2002 was 33.9%. The variance from our statutory rate is due to income contributed by our Norwegian operations, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to our intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt and acquire, maintain or improve equipment. During the three month period ended March 31, 2002, $3.3 million in funds were used in operating activities, net of $2.4 million of dry-docking and vessel inspection costs, compared to $7.9 million in funds provided by operating activities, net of $4.1 million of dry-docking and vessel inspection costs, for the comparable period in 2001. This decrease in cash generated by operating activities is due to the decrease in revenues resulting from the decrease in the utilization and average day rates for our Gulf fleet. During the first quarter of 2002, $4.2 million were used in investing activities, primarily due to $4.9 million of capital expenditures, offset in part by $725,000 from the sale of a crew boat. This compares to the first quarter of the prior year when we used $1.2 million in investing activities due to $1.8 million of capital expenditures, partially offset by the proceeds from the sale of a crew boat for $875,000. During the first quarter of 2002, $3.5 million of funds were used in financing activities due to a reduction of our debt, compared to $6.0 million in funds used in financing activities in the first quarter of 2001 for the reduction of debt.

We currently have outstanding approximately $247.9 million in 8½% senior notes due 2005. The senior notes are unsecured and are required to be guaranteed by all of our significant subsidiaries. The senior notes may be prepaid, at our option, in whole or in part, at a redemption price equal to 104.25% plus accrued and unpaid interest, with the redemption price declining ratably on August 1, 2002 and each of the succeeding two years. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt under our credit facility up to a maximum aggregate amount of $65 million. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We currently have outstanding approximately $5.6 million of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% per annum. These bonds were issued in April 1998, in principal amount of $10 million and are due in 16 semi-annual installments of principal and interest. The bonds are secured by a first preferred ship mortgage on the Company's SWATH vessel and by an assignment of the charter contract that the vessel commenced upon its completion.

We also have outstanding approximately $15.1 million of 15 year United States Government Guaranteed Ship Financing Bonds at an interest rate of 6.11% per annum. These bonds were issued in April 1999, in principal amount of $18.9 million and are due in 30 semi-annual installments of principal and interest. The bonds are secured by first preferred ship mortgages on two platform supply vessels.

We maintain two primary bank credit facilities. One bank credit facility provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes. The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil. Amounts borrowed under the bank credit facility mature on June 30, 2003 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of May 7, 2002, we had $2.5 million in stand-by letters of credit outstanding under the bank credit facility and no outstanding borrowings. The stand-by letters of credit are used to secure temporary import bonds as required to import vessels into certain foreign locations. The bank credit facility requires us to maintain certain debt service coverage and leverage ratios, minimum tangible net worth and mortgaged vessel values, and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

We also maintain a revolving credit facility payable in Norwegian Kroner (NOK). As of March 31, 2002, we had NOK 215.0 million ($24.3 million) of debt outstanding under a revolving credit facility which had a total commitment available of NOK 350 million ($39.5 million). In April 2002, we replaced this facility with a new revolving credit facility in the amount of NOK 800 million ($90.4 million). The commitment amount for this bank facility reduces by NOK 40 million ($4.5 million) every six months, beginning March 2003, with the NOK 280 million ($31.6 million) balance of the commitment to expire in September 30, 2009. As of May 7, 2002, we had NOK 235.0 million ($26.5 million) of debt outstanding under the new facility. We also have a term loan in the amount of NOK 65.0 million ($7.3 million). The commitment amount for this loan is reduced by NOK 12.5 million ($1.4 million) every six months with the balance of the commitment to expire June 2003. As of May 7, 2002, several principal payments required by this loan had been prepaid; therefore, the entire balance of this loan is not due until maturity in June 2003. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for these facilities was 7.5% as of March 31, 2002. These facilities are collateralized by mortgages on certain of our North Sea vessels. These credit facilities contain covenants that require that our North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities.

In June 2001 we signed definitive agreements to acquire two 279-foot PSVs for a cost of approximately NOK 390.7 million ($44.1 million). The two state-of-the-art, UT 745 design vessels, equipped with DP2 (dynamic positioning) systems, are currently under construction in Norway and are slated for delivery in June and September 2002. Payment terms for each of the vessels call for payments equal to 20% during construction and 80% upon delivery. Also in the second quarter of 2001, we executed agreements to build three 155-foot crew boats in the U.S. Gulf for a total cost of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002 and the first quarter of 2003. Payment terms on the new crew boats call for progress payments throughout the construction period. As of March 31, 2002, we had paid approximately $10.1 million of the construction costs for the five vessels. Expenditures for these vessels are expected to total approximately $49.3 million during the balance of 2002, including subsequent changes and modifications to the original contracts and other capitalized costs.

The following table summarizes, as of April 30, 2002, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands).
Description	2002	2003	2004	2005	2006	Thereafter

Long Term Debt	$ 1,589	$ 10,186	$ 2,508	$250,368	$ 2,508	$ 35,981
Operating Leases	194	131	101	26	--	--
Vessel Construction	44,061	729	--	--	--	--

Total	$ 45,844	$ 11,046	$ 2,609	$250,394	$ 2,508	$ 35,981

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

NEW ACCOUNTING STANDARDS

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and prohibits the use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. The adoption of SFAS No. 141 did not have a material impact on the Company's net income, cash flows or financial condition.

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. If the fair value of a reporting unit is less than its book value, an impairment loss will be recognized and treated as a change in accounting principle. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2002, goodwill increased by $1,149,000 from its value at December 31, 2001 due to an increase in the foreign exchange rate of the Norwegian Kroner.

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months ended March 31, 2001 was $660,000. As of March 31, 2002 the Company had not performed its first goodwill impairment test, but does not believe the implementation of SFAS No. 142 will have a material impact on the Company's cash flow or financial condition. However, a change in the fair value of any of the Company's significant subsidiaries, which is based on estimate of future cash flows and other matters, could materially change this preliminary determination.

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

Effective January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's net income, cash flows or financial condition.

In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment". This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. This SOP is effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged. This proposed SOP is subject to change. However, if this proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $17,786,000 at March 31, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

CAUTIONARY STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies, scheduled dry-dockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the Company's dependence on the oil and gas industry and the volatility of that industry, the Company's ability to manage growth, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements.

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

Our market risk estimates have not changed materially from those disclosed in our 2001 Form 10-K, incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company. [1]

3.2	By Laws of the Company.[1]

4.1	Specimen Common Stock Certificate.[2]

10.1	Loan Agreement dated April 24, 2002 between Trico Shipping AS and Den norske Bank ASA, as agent, and the other lenders specified therein.

12.1	Computation of Ratio of Earnings to Fixed Charges.

(b) Reports on Form 8-K:

(i)	Report on Form 8-K dated February 15, 2002 reporting under Items 5 and 7 the Company's results of operations for the fourth quarter of 2001.

[1]	Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

[2]	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

By: /s/ KENNETH W. BOURGEOIS
Date: May 14, 2002	Kenneth W. Bourgeois Chief Accounting Officer and duly authorized officer