Form 10-Q
period 2002-06-30
TRICO MARINE SERVICES INC
filed 2002-08-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

     X    Quarterly Report Pursuant to Section 13  or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

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

Yes       X      No

As of August 14, 2002, there were 36,262,335 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TRICO MARINE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands except share and per share amounts)

	June 30, 2002 (Unaudited)	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$49,519	$31,954
Restricted cash	613	670
Accounts receivable, net	34,498	37,415
Prepaid expenses and other current assets	4,892	3,159
Deferred income taxes	706	706

Total current assets	90,228	73,904

Property and equipment, at cost:
Land and buildings	4,138	3,806
Marine vessels	637,066	555,595
Transportation and other	4,642	4,429
Construction-in-progress	9,624	7,154

	655,470	570,984

Less accumulated depreciation and amortization	142,565	120,927

Net property and equipment	512,905	450,057

Goodwill	102,059	85,728
Other assets	36,841	28,926
Deferred income taxes	27,018	17,097

	$769,051	$655,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$10,274	$4,540
Accounts payable	8,373	9,302
Accrued expenses	8,268	5,370
Accrued insurance reserve	2,638	1,766
Accrued interest	4,498	9,150
Income taxes payable	562	601

Total current liabilities	34,613	30,729

Long-term debt	375,067	300,555
Deferred income taxes	37,253	30,686
Other non-current liabilities	2,063	2,016

Total liabilities	448,996	363,986

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no
shares issued at June 30, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 55,000,000 shares authorized, 36,334,367 and
36,326,367 shares issued and 36,262,335 and 36,254,335 shares outstanding
at June 30, 2002 and December 31, 2001, respectively	363	363
Additional paid-in capital	337,334	337,283
Retained earnings (accumulated deficit)	(1,046)	17,531
Accumulated other comprehensive loss	(16,595)	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	320,055	291,726

	$769,051	$655,712

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Revenues:
Charter hire	$32,593	$49,961	$64,674	$93,216
Other vessel income	29	25	56	47

Total revenues	32,622	49,986	64,730	93,263

Operating expenses:
Direct vessel operating expenses and other	20,778	21,203	40,118	40,532
General and administrative	3,680	3,176	7,214	6,297
Loss (gain) on sale of assets	78	(381)	(430)	(949)
Amortization of marine inspection costs	2,631	3,350	5,321	6,563
Depreciation and amortization expense	7,774	8,218	15,170	16,530

Total operating expenses	34,941	35,566	67,393	68,973

Operating income (loss)	(2,319)	14,420	(2,663)	24,290

Interest expense	(6,836)	(6,602)	(12,903)	(13,319)
Amortization of deferred financing costs	(364)	(333)	(712)	(670)
Other income (expense), net	(1,684)	381	(2,172)	528

Income (loss) before income taxes and extraordinary item	(11,203)	7,866	(18,450)	10,829

Income tax expense (benefit)	(3,522)	2,420	(5,976)	3,420

Income (loss) before extraordinary item	(7,681)	5,446	(12,474)	7,409

Extraordinary item, net of taxes	(6,103)	-	(6,103)	-

Net income (loss)	$(13,784)	$5,446	$(18,577)	$7,409

Basic earnings per common share:
Income (loss) before extraordinary item	$(0.21)	$0.15	$(0.34)	$0.20

Extraordinary item, net of taxes	(0.17)	-	(0.17)	-

Net income (loss)	$(0.38)	$0.15	$(0.51)	$0.20

Average common shares outstanding	36,260,002	36,251,049	36,257,168	36,248,708

Diluted earnings per common share:
Income (loss) before extraordinary item	$(0.21)	$0.15	$(0.34)	$0.20

Extraordinary item, net of taxes	(0.17)	-	(0.17)	-

Net income (loss)	$(0.38)	$0.15	$(0.51)	$0.20

Average common shares outstanding	36,260,002	36,894,183	36,257,168	36,919,982

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2002	2001

Net income (loss)	$ (18,577)	$ 7,409
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,182	23,728
Deferred marine inspection costs	(4,251)	(6,087)
Deferred income taxes	(6,285)	3,231
Gain on sales of assets	(430)	(949)
Provision for doubtful accounts	60	60
Extraordinary item, net of taxes	6,103	-
Changes in operating assets and liabilities:
Restricted cash	174	97
Accounts receivable	4,770	(8,233)
Prepaid expenses and other current assets	(1,121)	(640)
Accounts payable and accrued expenses	(3,230)	4,073
Other, net	(5,395)	(520)

Net cash provided by (used in) operating activities	(7,000)	22,169

Cash flows from investing activities:
Purchases of property and equipment	(34,932)	(6,974)
Proceeds from sales of assets	1,940	1,767
Other	(750)	(477)

Net cash used in investing activities	(33,742)	(5,684)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	51	55
Proceeds from issuance of long-term debt	278,551	1,075
Repayment of long-term debt	(216,359)	(7,762)
Deferred financing costs and other	(5,789)	(5)

Net cash provided by (used in) financing activities	56,454	(6,637)

Effect of exchange rate changes on cash and cash equivalents	1,853	(183)

Net increase in cash and cash equivalents	17,565	9,665

Cash and cash equivalents at beginning of period	31,954	18,094

Cash and cash equivalents at end of period	$ 49,519	$ 27,759

Supplemental information:
Income taxes paid	$ 334	$ 110

Interest paid	$ 19,079	$ 13,393

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$ (13,784)	$ 5,446	$(18,577)	$ 7,409

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43,581	(5,090)	46,855	(11,447)

Comprehensive income (loss)	$ 29,797	$ 356	$28,278	$ (4,038)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1.   Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2001.

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

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
(Loss) before extraordinary item	$ (7,681)			$ (12,474)

Basic earnings per share (Loss) before extraordinary item available to common shareholders	(7,681)	36,260,002	$(0.21)	(12,474)	36,257,168	$(0.34)

Effect of Dilutive Securities Stock option grants	-	-		-	-

Diluted earnings per share (Loss) before extraordinary item available to common shareholders plus assumed conversions	$ (7,681)	36,260,002	$(0.21)	$ (12,474)	36,257,168	$(0.34)

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-share Amount	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income before extraordinary item	$ 5,446			$ 7,409

Basic earnings per share Income before extraordinary item available to common shareholders	5,446	36,251,049	$0.15	7,409	36,248,708	$0.20

Effect of Dilutive Securities Stock option grants	--	643,134		--	671,274

Diluted earnings per share Income before extraordinary item available to common shareholders plus assumed conversions	$ 5,446	36,894,183	$0.15	$ 7,409	36,919,982	$0.20

For the three-month and six-month periods ending June 30, 2002, options to purchase 2,116,468 and 2,119,218 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.  During the three-month and six-month periods ending June 30, 2001, options to purchase 1,865,843 and 1,879,343 shares of common stock, respectively, at prices ranging from $0.91 to $23.13 were outstanding but were not always included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares at certain points during the period.

 3.       Income Taxes:

The Company's effective income tax rate for the three-month periods ended June 30, 2002 and 2001 was 31%.  The Company's effective income tax rate for the six-month periods ended June 30, 2002 and 2001, was 32%.  The variance from the Company's statutory rate is primarily due to income contributed by our wholly-owned Norwegian subsidiary, Trico Supply ASA, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

The Company's Brazilian subsidiary received a tax assessment from a Brazilian state tax authority for Reais 14,764,761 (approximately $5,439,000 at June 30, 2002).  The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax on gross receipts.  The Company has filed a timely defense in the Brazilian administrative courts and is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.

The Company intends to vigorously challenge the imposition of this tax.  The Company further expects broader industry actions against the tax.  If the Company's challenge to the imposition of this tax proves unsuccessful, which Brazilian counsel and the Company believe is improbable, current contract provisions could potentially mitigate the Company's tax exposure.

4.       Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry.  Substantially all revenues result from the charter of vessels owned by the Company.  The Company's three reportable segments are based on geographic area, consistent with the Company's management structure.  The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances.   The North Sea segment provides for a flat tax,  in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate.  Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries (excluding equity in earnings of consolidated subsidiaries).  The Company evaluates performance based on net income (loss).  The U.S. segment represents the Company's domestic operations and reflects interest expense on long-term debt associated with the acquisitions of foreign subsidiaries.  The North Sea segment includes those vessels that are managed by our North Sea offices and may, from time to time, include work performed in other geographic areas.  The Other segment primarily represents the Company's Brazilian operations. Segment data as of and for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows:

Three Months Ended June 30, 2002

	U.S.

   North  Sea

			Other	Totals

Revenues from external customers	$ 13,173	$ 17,486	$ 1,963	$ 32,622
Intersegment revenues	32	---	---	32
Segment net income (loss)	(14,477)	1,296	(603)	(13,784)

Three Months Ended June 30, 2001

	U.S.

   North  Sea

			Other	Totals
Revenues from external customers	$ 28,523	$ 19,097	$ 2,366	$ 49,986
Intersegment revenues	36	---	---	36
Segment net income (loss)	1,288	4,318	(160)	5,466

 Six Months Ended June 30, 2002

	U.S.

   North  Sea

			Other	Totals
Revenues from external customers	$ 26,502	$ 32,650	$ 5,578	$ 64,730
Intersegment revenues	68	---	---	68
Segment net income (loss)	(20,635)	3,012	(954)	(18,577)
Segment total assets	560,890	434,367	59,450	1,054,707
	-	-	-	-

Six Months Ended June 30, 2001

	U.S.

   North  Sea

			Other	Totals
Revenues from external customers	$ 53,759	$ 34,219	$ 5,285	$ 93,263
Intersegment revenues	72	---	---	72
Segment net income (loss)	1,683	6,109	(383)	7,409
Segment total assets	574,790	333,217	44,878	952,885

 A reconciliation of segment data to consolidated data as of and for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,
	2002	2001
Revenues
Total revenues from external customers and intersegment revenues for reportable segments.	$ 32,654	$ 50,022
Elimination of intersegment revenues.	(32)	(36)
Total consolidated revenues	$ 32,622	$ 49,986

	Six Months Ended June 30,
	2002	2001
Revenues
Total revenues from external customers and intersegment revenues for reportable segments.	$ 64,798	$ 93,335
Elimination of intersegment revenues.	(68)	(72)
Total consolidated revenues	$ 64,730	$ 93,263

Assets
Total assets for reportable segments..	$1,054,707	$ 952,885
Elimination of intersegment receivables	(5,549)	(8,208)
Elimination of investment in subsidiaries	(280,107)	(281,178)
Total consolidated assets	$ 769,051	$ 663,499

 5.    Senior Notes:

On May 31, 2002 the Company issued $250,000,000 of 8⅞% senior notes due 2012 (the "Notes"). The Notes were issued by Trico Marine Services, Inc. and are guaranteed by Trico Marine Assets, Inc., Trico Marine Operators, Inc., and certain future domestic subsidiaries, if applicable, pursuant to the indenture for the 8⅞% senior notes.  Interest is payable semi-annually on May 15 and November 15, commencing November 15, 2002. Up to 35% of the Notes may be redeemed at the Company's option at any time prior to May 15, 2005 at a redemption price equal to 108.875% of the principal amount plus any accrued and unpaid interest and other costs if applicable, subject to certain conditions.  Commencing May 15, 2007 all or a portion of the remaining Notes may be redeemed at the Company's option at a price of 104.438% plus accrued and unpaid interest and costs if applicable, with the redemption price declining ratably beginning on May 15 of each of the succeeding three years. No sinking fund payments are required on the Notes until their final maturity.

The Notes contain certain covenants that, among other things limit the ability of the Company to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, create certain liens, sell assets or enter into certain mergers and acquisitions. The Company received proceeds of $242,677,500 net of underwriting fees and original issue discount. On May 31, 2002 the Company retired $201,175,000 of previously issued 8½% senior notes due 2005 plus accrued interest and premium for $213,714,908. On June 18, 2002 the Company retired an additional $967,000 of previously issued 8½% senior notes for $1,006,983, including accrued interest and premium. The balance of the Note proceeds were used to retire additional amounts of previously issued 8½% senior notes.  See Note 9 - Subsequent Events.

Consolidating financial statements of Trico Marine Services, Inc., the Note guarantor subsidiaries and the non-guarantor subsidiaries are set forth in Note 8.

6.   Sale of Vessels:

In February 2002, the Company sold one of its crew boats for $725,000 and recognized a gain in the first quarter of 2002 of approximately $496,000 from the sale.  In March 2001, the Company entered into agreements to sell two of its crew boats.  The sale of one of those crew boats was closed in March 2001, and the sale of the other crew boat was closed in April 2001.  The Company recognized a gain of approximately $568,000 in the first quarter of 2001 on the sale of the first crew boat and recognized a gain of approximately $374,000 in the second quarter of 2001 on the sale of the second crew boat.  The proceeds from all three sales were used for working capital.

In April 2002 the Company completed an agreement for a sales-type lease of three of its line handling vessels and recognized a loss of $(102,945) on the transaction.  The Company is to receive payments in accordance with the following schedule:

2002	$ 292,000
2003	438,000
2004	438,000
2005	146,000
Total	$1,314,000

 The discounted present value of the future sale-type lease payments is $1,147,809.

 7.   New Accounting Standards:

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

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 supercedes APB Opinion No. 17,  "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment.  SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.  Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity.  SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. The Company determined fair value of its reporting segments, and performed initial impairment testing as prescribed in SFAS 142, based on commonly used financial ratios and analysis. The Company completed its initial SFAS 142 impairment test as of January 1, 2002 and the analysis determined that there was no goodwill impairment. The Company's fair value analysis is based on reporting unit cash flow, comparable industry financial ratios and other assumptions. While the Company believes its analysis is reasonable, changes in industry conditions, geographic vessel demand, and other variables possibly affecting reporting unit cash flows, comparable financial ratios, and anticipated future performance could materially impact future SFAS 142 impairment analysis.  Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months and six months ended June 30, 2001 was $640,484 and $1,300,580, respectively.  Had the Company not amortized goodwill for the three months and six months ended June 30, 2001, net income would have been $6,086,083 and $8,708,563, respectively.  Had we not amortized goodwill for the three month and six month periods ended June 30, 2001, basic earnings per share would have been $0.17 and $0.24, respectively, and diluted earnings per share would have been $0.17 and $0.24, respectively.

The Company's goodwill balance as of June 30, 2002 represented approximately 13% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary Saevik Supply ASA.

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

In May 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002."  This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.  SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position except for the reclassification of extraordinary items for debt extinguishment.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating SFAS 146 but does not expect it to have a material impact on operations, liquidity or financial position at this time.

In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment."  This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E).  For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level.  Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service.  The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred.  Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E.  Costs of planned major maintenance activities are not a separate PP&E asset or component.  Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP.  This SOP is anticipated to be effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged.  This proposed SOP is subject to change.  However, if this proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $18,759,724 at June 30, 2002.  This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption.  Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

8.       Consolidating Financial Statements of Guarantors of 8⅞% Senior Notes:

The following presents the unaudited condensed consolidating historical financial statements as of June 30, 2002, and for the three-month periods ended June 30, 2002 and 2001, for the subsidiaries of the Company that serve as guarantors of the 8⅞% senior notes and for the Company's subsidiaries that do not serve as guarantors.  The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Balance Sheets (Dollars in thousands, except per share amounts) June 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 44,758	$ 4,761	$ -	$ 49,519
Restricted Cash	-	-	613	-	613
Accounts receivable, net	91	19,831	14,576	-	34,498
Due from affiliates	71,281	3,831	992	(76,104)	-
Prepaid expenses and other current assets	177	892	3,823	-	4,892
Deferred income taxes	-	706	-	-	706

Total current assets	71,549	70,018	24,765	(76,104)	90,228

Property and equipment, at cost:
Land and buildings	-	3,616	522	-	4,138
Marine vessels	-	251,147	385,919	-	637,066
Construction-in-progress	-	3,976	5,648	-	9,624
Transportation and other	-	3,343	1,299	-	4,642

	-	262,082	393,388	-	655,470
Less accumulated depreciation and amortization	-	84,430	58,135	-	142,565

Net property and equipment	-	177,652	335,253	-	512,905

Investment in subsidiaries	335,061	6,703	-	(341,764)	-
Due from affiliates	161,511	11,314	-	(172,825)	-
Goodwill	364	-	101,695	-	102,059
Other assets	8,269	13,047	15,525	-	36,841
Deferred income tax	42,928	5,743	-	(21,653)	27,018

	$ 619,682	$ 284,477	$ 477,238	$ (612,346)	$ 769,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ -	$ 10,274	$ -	$ 10,274
Accounts payable	323	5,036	3,014	-	8,373
Due to affiliates	-	72,274	3,830	(76,104)	-
Accrued expenses	15	2,152	6,101	-	8,268
Accrued insurance reserve	-	2,638	-	-	2,638
Accrued interest	3,530	-	968	-	4,498
Income tax payable	-	-	562	-	562

Total current liabilities	3,868	82,100	24,749	(76,104)	34,613
Long-term debt	295,718	-	79,349	-	375,067
Due to affiliates	-	161,511	11,314	(172,825)	-
Deferred income taxes	-	18,081	40,825	(21,653)	37,253
Other liabilities	41	-	2,022	-	2,063

Total liabilities	299,627	261,692	158,259	(270,582)	448,996

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,334,367 shares issued and 36,262,335
shares outstanding	363	50	1,938	(1,988)	363
Additional paid-in capital	337,334	4,822	279,295	(284,117)	337,334
Retained earnings (accumulated deficit)	(1,046)	17,913	54,341	(72,254)	(1,046)
Cumulative foreign currency translation adjustment	(16,595)	-	(16,595)	16,595	(16,595)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)

Total stockholders' equity	320,055	22,785	318,979	(341,764)	320,055

	$ 619,682	$ 284,477	$ 477,238	$ (612,346)	$ 769,051

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements
	Consolidating Balance Sheets
	(Dollars in thousands, except per share amounts)
	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 27,954	$ 4,000	$ -	$ 31,954
Restricted cash	-	-	670	-	670
Accounts receivable, net	183	23,977	13,255	-	37,415
Due from affiliates	21,068	3,878	768	(25,714)	-
Prepaid expenses and other current assets	220	705	2,234	-	3,159
Deferred income taxes	-	706	-	-	706

Total current assets	21,471	57,220	20,927	(25,714)	73,904

Property and equipment, at cost:
Land and buildings	-	3,616	190	-	3,806
Marine vessels	-	253,260	302,335	-	555,595
Construction-in-progress	-	1,428	5,726	-	7,154
Transportation and other	-	3,351	1,078	-	4,429

	-	261,655	309,329	-	570,984
Less accumulated depreciation and amortization	-	77,601	43,326	-	120,927

Net property and equipment	-	184,054	266,003	-	450,057

Investment in subsidiaries	294,305	5,634	-	(299,939)	-
Due from affiliates	192,652	-	-	(192,652)	-
Goodwill, net	364	-	85,364	-	85,728
Other assets	3,145	13,556	12,225	-	28,926
Deferred income taxes	36,686	-	-	(19,589)	17,097

	$ 548,623	$ 260,464	$ 384,519	$ (537,894)	$ 655,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ -	$ 4,540	$ -	$ 4,540
Accounts payable	-	6,940	2,362	-	9,302
Due to affiliates	-	21,836	3,878	(25,714)	-
Accrued expenses	-	1,980	3,390	-	5,370
Accrued insurance reserve	-	1,766	-	-	1,766
Accrued interest	8,778	-	372	-	9,150
Income tax payable	-	-	601	-	601

Total current liabilities	8,778	32,522	15,143	(25,714)	30,729
Long-term debt	247,860	-	52,695	-	300,555
Due to affiliates	-	181,298	11,353	(192,651)	-
Deferred income taxes	-	16,556	33,719	(19,589)	30,686
Other liabilities	259	-	1,757	-	2,016

Total liabilities	256,897	230,376	114,667	(237,954)	363,986

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,326,367 shares issued and 36,254,335
shares outstanding	363	50	1,918	(1,968)	363
Additional paid-in capital	337,283	4,822	280,335	(285,157)	337,283
Retained earnings	17,531	25,216	51,049	(76,265)	17,531
Cumulative foreign currency translation adjustment	(63,450)	-	(63,450)	63,450	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)

Total stockholders' equity	291,726	30,088	269,852	(299,940)	291,726

	$ 548,623	$ 260,464	$ 384,519	$ (537,894)	$ 655,712

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements
	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Six Months Ended June 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$ -	$ 30,471	$ 37,535	$ (3,332)	$ 64,674
Other vessel income	-	187	138	(269)	56

Total revenues	-	30,658	37,673	(3,601)	64,730

Operating expenses:
Direct vessel operating expenses and other	150	26,245	17,324	(3,601)	40,118
General and administrative	70	4,906	2,238	-	7,214
Amortization of marine inspection costs	-	2,954	2,367	-	5,321
Depreciation and amortization expense	-	8,459	6,711	-	15,170
Loss (gain) on sales of assets	-	(421)	(9)	-	(430)

Total operating expenses	220	42,143	28,631	(3,601)	67,393

Operating income (loss)	(220)	(11,485)	9,042	-	(2,663)

Interest expense	(10,904)	(1,117)	(1,887)	1,005	(12,903)
Amortization of deferred financing costs	(391)	(195)	(126)	-	(712)
Equity in net earnings of subsidiaries	(5,080)	1,069	-	4,011	-
Other income (loss), net	1,046	207	(2,420)	(1,005)	(2,172)

Loss before income taxes and extraordinary item	(15,549)	(11,521)	4,609	4,011	(18,450)

Income tax expense (benefit)	(3,075)	(4,218)	1,317	-	(5,976)

Income (loss) before extraordinary item	(12,474)	(7,303)	3,292	4,011	(12,474)

Extraordinary charge for early retirement of
debt, net of tax benefit of $3,075	(6,103)	-	-	-	(6,103)

Net income (loss)	(18,577)	(7,303)	3,292	4,011	(18,577)

Equity in comprehensive income of subsidiary	46,855	-	-	(46,855)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	46,855	-	46,855

Comprehensive income (loss)	$ 28,278	$ (7,303)	$ 50,147	$ (42,844)	$ 28,278

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended June 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$ -	$ 14,444	$ 19,582	$ (1,433)	$ 32,593
Other vessel income	-	76	66	(113)	29

Total revenues	-	14,520	19,648	(1,546)	32,622

Operating expenses:
Direct vessel operating expenses and other	75	13,285	8,964	(1,546)	20,778
General and administrative	41	2,534	1,105	-	3,680
Amortization of marine inspection costs	-	1,321	1,310	-	2,631
Depreciation and amortization expense	-	4,220	3,554	-	7,774
Loss (gain) on sales of assets	-	86	(8)	-	78

Total operating expenses	116	21,446	14,925	(1,546)	34,941

Operating income (loss)	(116)	(6,926)	4,723	-	(2,319)

Interest expense	(5,682)	(569)	(1,096)	511	(6,836)
Amortization of deferred financing costs	(182)	(103)	(79)	-	(364)
Equity in net earnings of subsidiaries	(3,806)	388	-	3,418	-
Other income (loss), net	552	97	(1,822)	(511)	(1,684)

Loss before income taxes and extraordinary item	(9,234)	(7,113)	1,726	3,418	(11,203)

Income tax expense (benefit)	(1,553)	(2,462)	493	-	(3,522)

Income (loss) before extraordinary item	(7,681)	(4,651)	1,233	3,418	(7,681)

Extraordinary charge for early retirement of
debt, net of tax benefit of $3,075	(6,103)	-	-	-	(6,103)

Net income (loss)	(13,784)	(4,651)	1,233	3,418	(13,784)

Equity in comprehensive income of subsidiary	43,581	-	-	(43,581)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	43,581	-	43,581

Comprehensive income (loss)	$ 29,797	$ (4,651)	$ 44,814	$ (40,163)	$ 29,797

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Six Months Ended June 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$ -	$ 57,485	$ 39,661	$ (3,930)	$ 93,216
Other vessel income	-	184	47	(184)	47

Total revenues	-	57,669	39,708	(4,114)	93,263

Operating expenses:
Direct vessel operating expenses and other	175	29,245	15,226	(4,114)	40,532
General and administrative	72	4,153	2,072	-	6,297
Amortization of marine inspection costs	-	4,908	1,655	-	6,563
Depreciation and amortization expense	43	9,071	7,416	-	16,530
Loss (gain) on sales of assets	-	(946)	(3)	-	(949)

Total operating expenses	290	46,431	26,366	(4,114)	68,973

Operating income (loss)	(290)	11,238	13,342	-	24,290

Interest expense	(10,499)	(1,040)	(2,699)	919	(13,319)
Amortization of deferred financing costs	(417)	(152)	(101)	-	(670)
Equity in net earnings of subsidiaries	14,008	1,404	-	(15,412)	-
Other income (loss), net	918	427	102	(919)	528

Income before income taxes	3,720	11,877	10,644	(15,412)	10,829

Income tax expense (benefit)	(3,689)	3,781	3,328	-	3,420

Net income	7,409	8,096	7,316	(15,412)	7,409

Equity in comprehensive loss of subsidiary	(11,447)	-	-	11,447	-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(11,447)	-	(11,447)

Comprehensive income (loss)	$ (4,038)	$ 8,096	$ (4,131)	$ (3,965)	$ (4,038)

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended June 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$ -	$ 30,271	$ 21,655	$ (1,965)	$ 49,961
Other vessel income	-	89	(43)	(21)	25

Total revenues	-	30,360	21,612	(1,986)	49,986

Operating expenses:
Direct vessel operating expenses and other	94	15,411	7,684	(1,986)	21,203
General and administrative	28	2,136	1,012	-	3,176
Amortization of marine inspection costs	-	2,482	868	-	3,350
Depreciation and amortization expense	22	4,524	3,672	-	8,218
Loss (gain) on sales of assets	-	(378)	(3)	-	(381)

Total operating expenses	144	24,175	13,233	(1,986)	35,566

Operating income (loss)	(144)	6,185	8,379	-	14,420

Interest expense	(5,249)	(525)	(1,295)	467	(6,602)
Amortization of deferred financing costs	(208)	(75)	(50)	-	(333)
Equity in net earnings of subsidiaries	8,713	706	-	(9,419)	-
Other income (loss), net	467	235	146	(467)	381

Income before income taxes	3,579	6,526	7,180	(9,419)	7,866

Income tax expense (benefit)	(1,867)	2,129	2,158	-	2,420

Net income	5,446	4,397	5,022	(9,419)	5,446

Equity in comprehensive loss of subsidiary	(5,090)	-	-	5,090	-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,090)	-	(5,090)

Comprehensive income (loss)	$ 356	$ 4,397	$ (68)	$ (4,329)	$ 356

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Six Months Ended June 30, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$ (18,577)	$ (7,303)	$ 3,292	$ 4,011	$ (18,577)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	370	11,608	9,204	-	21,182
Deferred marine inspection costs	-	(1,181)	(3,070)	-	(4,251)
Deferred income taxes	(3,167)	(4,218)	1,100	-	(6,285)
Equity in net earnings (loss)	5,080	(1,069)	-	(4,011)	-
Extraordinary item, net of taxes	6,103	-	-	-	6,103
Gain on sales of assets	-	(421)	(9)	-	(430)
Provision for doubtful accounts	-	60	-	-	60
Change in operating assets and liabilities:
Restricted cash	-	-	174	-	174
Accounts receivable	91	4,087	592	-	4,770
Prepaid expenses and other current assets	21	(188)	(954)	-	(1,121)
Accounts payable and accrued expenses	(4,910)	(862)	2,542	-	(3,230)
Other, net	25	(1,624)	(3,796)	-	(5,395)

Net cash provided by (used in) operating
activities	(14,964)	(1,111)	9,075	-	(7,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,299)	(31,633)	-	(34,932)
Proceeds from sales of assets	-	1,924	16	-	1,940
Dividends received from subsidiaries	1,042	-	-	(1,042)	-
Other	-	-	(750)	-	(750)
Net cash provided by (used in) investing
activities	1,042	(1,375)	(32,367)	(1,042)	(33,742)

Cash flows from financing activities:
Net proceeds from issuance of stock	51	-	-	-	51
Proceeds from issuance of long-term debt	247,990	-	30,561	-	278,551
Repayment of long-term debt	(209,352)	-	(7,007)	-	(216,359)
Dividends paid to parent	-	-	(1,042)	1,042	-
Advances to/from affiliates	(19,073)	19,385	(312)	-	-
Deferred financing costs and other	(5,694)	(95)	-	-	(5,789)

Net cash provided by (used in) financing
activities:	13,922	19,290	22,200	1,042	56,454

Effect of exchange rates on cash and cash
equivalents	-	-	1,853	-	1,853

Net increase (decrease) in cash and cash equivalents	-	16,804	761	-	17,565

Cash and cash equivalents at beginning of period	-	27,954	4,000	-	31,954

Cash and cash equivalents at end of period	$ -	$ 44,758	$ 4,761	$ -	$ 49,519

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Consolidating Financial Statements

	Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Six Months Ended June 30, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$ 7,409	$ 8,096	$ 7,316	$ (15,412)	$ 7,409

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	424	14,132	9,172	-	23,728
Deferred marine inspection costs	-	(3,291)	(2,796)	-	(6,087)
Deferred income taxes	(3,861)	3,781	3,311	-	3,231
Equity in net earnings (loss) of subsidiaries	(14,008)	(1,404)	-	15,412	-
Gain on sales of assets	-	(946)	(3)	-	(949)
Provision for doubtful accounts	-	60	-	-	60
Change in operating assets and liabilities:
Restricted cash	-	-	97	-	97
Accounts receivable	-	(4,583)	(3,650)	-	(8,233)
Prepaid expenses and other current assets	(258)	(28)	(354)	-	(640)
Accounts payable and accrued expenses	32	3,716	325	-	4,073
Other, net	-	(851)	331	-	(520)

Net cash provided by (used in) operating
activities	(10,262)	18,682	13,749	-	22,169

Cash flows from investing activities:
Purchases of property and equipment	-	(3,172)	(3,802)	-	(6,974)
Proceeds from sales of assets	-	1,763	4	-	1,767
Other	85	-	(562)	-	(477)
Net cash provided by (used in) investing
activities	85	(1,409)	(4,360)	-	(5,684)

Cash flows from financing activities:
Net proceeds from issuance of stock	55	-	-	-	55
Proceeds from issuance of long-term debt	-	-	1,075	-	1,075
Repayment of long-term debt	-	-	(7,762)	-	(7,762)
Advances to/from affiliates	10,122	(10,744)	622	-	-
Deferred financing costs and other	-	(5)	-	-	(5)

Net cash provided by (used in) financing
activities:	10,177	(10,749)	(6,065)	-	(6,637)

Effect of exchange rates on cash and cash
equivalents	-	-	(183)	-	(183)

Net increase in cash and cash equivalents	-	6,524	3,141	-	9,665

Cash and cash equivalents at beginning of period	3	15,484	2,607	-	18,094

Cash and cash equivalents at end of period	$ 3	$ 22,008	$ 5,748	$ -	$ 27,759

9.       Subsequent Events:

On July 1, 2002 a redemption notice was sent to all remaining note holders of the previously issued 8½% senior notes due 2005.  On August 1, 2002 all of the remaining $45,718,000 in previously issued 8½% senior notes were tendered and retired by the Company for $48,956,663, including accrued interest and premium.

On August 5, the Company filed with the SEC a registration statement on Form S-4 to register an exchange offering of the Company's 8⅞% senior notes due 2012 in the aggregate principal amount of $250,000,000, which will be offered in exchange for the same amount of the Company's outstanding unregistered 8⅞% senior notes sold May 31, 2002 pursuant to Rule 144A under the Securities Act of 1933.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 2002 were $32.6 million and $64.7 million, respectively, compared to $50.0 million and $93.2 million in revenues for the second quarter and first six months of 2001, respectively.  Beginning in the third quarter of 2001, and continuing through the second quarter of 2002, we experienced decreased utilization and day rates for our Gulf fleet due to decreased offshore drilling activity. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.

           Three months ended June 30,                         Six months ended June 30,

	2002	2001	2002	2001
Average Day Rates:
Supply	$ 5,839	$ 7,269	$ 5,948	$ 6,956
Supply/Anchor Handling (N. Sea)	11,443	11,947	10,958	11,207
Crew/Line Handling	2,634	2,730	2,684	2,727

Utilization:
Supply	49%	75%	51%	74%
Supply/Anchor Handling (N. Sea)	93%	97%	91%	93%
Crew/Line Handling	68%	80%	67%	85%

Average Number of Vessels:
Supply	48.0	54.0	48.0	54.0
Supply/Anchor Handling (N. Sea)	18.3	18.0	18.1	18.0
Crew/Line Handling	17.0	20.0	18.2	20.9

Supply boat day rates in the Gulf for the second quarter and first six months of 2002 decreased 19.7% to $5,839 and 14.5% to $5,948, respectively, compared to $7,269 and $6,956 for the second quarter and first six months of 2001, respectively.  Utilization for the Gulf supply boat fleet decreased for the second quarter and six-month period to 49% and 51%, respectively, compared to 75% and 74% for the year-ago periods, due to the decrease in Gulf offshore drilling activity.

Average day rates for our North Sea vessels for the second quarter and first six months of 2002 decreased 4.2% to $11,443 and 2.2% to $10,958, respectively, compared to $11,947 and $11,207 for the comparable 2001 periods.  Utilization of our North Sea vessels was 93% and 91% for the second quarter and first six months of 2002, respectively, compared to 97% and 93% for the year-ago periods.

Day rates for our crew boats and line handling vessels for the second quarter and first six months of 2002 decreased 3.5% to $2,634 and 1.6% to $2,684, respectively, compared to $2,730 and $2,727 for the comparable 2001 periods.  Utilization of our crew boats and line handling vessels was 68% and 67% for the second quarter and first six months of 2002, respectively, compared to 80% and 85% for the comparable periods of 2001, because of the decrease in utilization of crew boats in the Gulf.

During the second quarter and first six months of 2002, direct vessel operating expenses and other were $20.8 million (63.7% of revenues) and $40.1 million (62.0% of revenues), respectively, compared to $21.2 million (42.4% of revenues) and $40.5 million (43.5% of revenues), for the second quarter and first six months of 2001.  The decrease is due to lower Gulf fleet labor, repair and maintenance costs associated with the decrease in vessel utilization.  The decrease in expenses was partially offset by mobilization costs and other expenses related to the relocation of three vessels to West Africa, the delivery of a new vessel in June 2002 and the decline of the U.S. dollar versus the Norwegian Kroner.  Vessel operating expenses increased as a percentage of revenue in the 2002 second quarter compared to the prior year quarter because of the decrease in the utilization and average day rates for our Gulf fleet.

Depreciation and amortization expense decreased to $7.8 million and $15.2 million for the second quarter and first six months of 2002, respectively, down from $8.2 million and $16.5 million for the year-ago periods, as a result of the implementation of SFAS No. 142 in January 2002, which requires that we no longer amortize goodwill, and the writedown of eight vessels in the third quarter of 2001.  Six of these vessels had been deactivated or "cold stacked" for an extended period and were permanently withdrawn from service.  These vessels were part of larger fleet acquisitions completed in 1996 and 1997 and had not undergone upgrade and refurbishment like the rest of our Gulf supply boat fleet.  Amortization of marine inspection costs decreased to $2.6 million and $5.3 million for the quarter and six month period ended June 30, 2002, respectively, from $3.4 million and $6.6 million in the comparable 2001 periods.  The 2002 decrease reflects a reduction in dry docking and marine inspection costs and completed amortization of prior year dry docking and marine inspection costs.

General and administrative expenses increased to $3.7 million (11.3% of revenues) and $7.2 million (11.1% of revenues) in the second quarter and first six months of 2002, respectively, from $3.2 million (6.4% of revenues) and $6.3 million (6.8% of revenues) for the 2001 periods.  General and administrative expenses increased in 2002 due to increases in insurance, professional fees, travel, and other expenses related to the expansion of international activities.  General and administrative expenses increased as a percentage of revenue due to the decrease in the utilization and day rates for our Gulf fleet.

Interest expense at $6.8 million for the second quarter of 2002 was comparable to the $6.6 million in interest expense for the second quarter of 2001.  The slight increase in interest expense in the second quarter of 2002 is due to borrowings in June 2002 to fund the final installment of the first of two new vessels to be delivered in Norway.

For the three month and six month periods ended June 30, 2002 the Company experienced losses on foreign exchange of $1,754,218 and $2,435,550, respectively.  This compares to a gain on foreign exchange of $55,544 and a loss on foreign exchange of $1,911 for the comparable periods ended June 30, 2001.  The 2002 loss on foreign exchange is primarily due to the significant weakening of the U.S. dollar against the Norwegian Kroner that occurred during the second quarter of 2002.

In the second quarter and first six months of 2002, we had income tax benefits of $3.5 million and $6.0 million, respectively, compared to income tax expense of $2.4 million and $3.4 million for the 2001 comparable periods.  Our effective income tax rate for the three-month period ended June 30, 2002 was 31.0%.  The variance from our statutory rate is due to income contributed by our Norwegian operations, for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to our intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt and acquire, maintain or improve equipment.  During the six month period ended June 30, 2002, $7.0 million in funds were used in operating activities, net of $4.3 million of dry-docking and vessel inspection costs, compared to $22.2 million in funds provided by operating activities, net of $6.1 million of dry-docking and vessel inspection costs, for the comparable period in 2001. This decrease in cash generated by operating activities is due to the decrease in revenues resulting primarily from the decrease in the utilization and average day rates for our U.S. Gulf fleet. During the first six months of 2002, $33.7 million were used in investing activities, primarily due to $34.9 million of capital expenditures, offset in part by $1.9 million from the sale of three line handling vessels and one crew boat. This compares to the first six months of the prior year when we used $5.7 million in investing activities due to $7.0 million of capital expenditures, partially offset by the proceeds from the sale of two crew boats for $1.8 million.  During the first six months of 2002, $56.5 million of funds were provided by financing activities as a result of the issuance of long-term debt of $279.0 million which was used for the repayment of long-term debt of $216.4 million, and the payment of debt issuance costs of $5.8 million. This compares to $6.6 million in funds used in financing activities in the first six months of 2001 primarily for the reduction of debt.

The issuance of long-term debt of $279.0 million consisted principally of the issuance of $250 million of new 8⅞ senior notes due 2012. We used the proceeds from the new notes to redeem, via a tender offer, $202.1 million of the 8½ % senior notes due 2005 as of June 30, 2002.  The remaining net proceeds from the new 8⅞% senior notes, after debt issuance costs, and the payment of accrued interest totaled $28.0 million.  Subsequent to June 30, 2002, this amount and $21.5 million of borrowings under our $45 million credit facility, were used to redeem the $45.7 million balance of the 8½ % notes on August 1, 2002, and to pay accrued interest and the associated call premium. See Note 9 of the unaudited consolidated financial statements.

As of August 7, 2002, after repayment of all the 8½% senior notes due 2005, we currently have outstanding $250.0 million in 8⅞% senior notes due 2012.  The senior notes are unsecured and are required to be guaranteed by Trico Marine Assets, Inc., Trico Marine Operators, Inc., and certain future domestic subsidiaries, if applicable, pursuant to the indenture for the 8⅞% senior notes.  Up to 35% of the Notes may be redeemed at any time prior to May 15, 2005 at the Company's option at a redemption price equal to 108.875% of the principal amount plus any accrued and unpaid interest and other costs if applicable, subject to certain conditions.  Commencing on May 15, 2007, the senior notes may be prepaid, at our option, in whole or in part, at a redemption price equal to 104.438% plus accrued and unpaid interest, with the redemption price declining ratably on each May 15 thereafter for each of the succeeding three years.  The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.0 to 1, except that we may incur additional debt under our credit facility up to a maximum aggregate amount of $150.0 million.  The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We currently have outstanding approximately $5.6 million of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% per annum.  These bonds were issued in April 1998, in principal amount of $10.0 million and are due in 16 semi-annual installments of principal and interest.  The bonds are secured by a first preferred ship mortgage on the Company's SWATH vessel and by an assignment of the charter contract that the vessel commenced upon its completion.

We also have outstanding approximately $15.1 million of 15 year United States Government Guaranteed Ship Financing Bonds at an interest rate of 6.11% per annum.  These bonds were issued in April 1999, in the original principal amount of $18.9 million and are due in 30 semi-annual installments of principal and interest. The bonds are secured by first preferred ship mortgages on two large Gulf supply boats.

We maintain two primary bank credit facilities. One bank credit facility provides a $45.0 million revolving line of credit that can be used for acquisitions and general corporate purposes.  The bank credit facility is collateralized by a mortgage on substantially all of our vessels other than those located in the North Sea and Brazil.  Amounts borrowed under the bank credit facility mature on June 30, 2003 and bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio.  As of August 7, 2002, we had $21.5 million in outstanding borrowings and $2.4 million in outstanding stand-by letters of credit under the bank credit facility. The stand-by letters of credit are used to secure temporary import bonds as required to import vessels into certain foreign locations.  The bank credit facility requires us to maintain certain debt service coverage and leverage ratios, minimum tangible net worth and mortgaged vessel values, and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose some limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our significant subsidiaries for scheduled principal and interest payments on the senior notes.

Based on the current utilization and day rates for our Gulf vessels, we may experience difficulty complying with the consolidated leverage ratio covenant in our $45 million bank credit facility as of September 30, 2002.  This is due to the decrease in revenues resulting primarily from decreased utilization and average day rates for our Gulf fleet during the first six months of 2002 and the borrowings under the Norwegian Kroner credit facility to fund the two new platform supply vessels ("PSVs"), prior to seeing the full benefit of the resulting cash flow from these vessels.  The decline in the value of the U.S. dollar versus the Norwegian Kroner also added to our debt when the Norwegian Kroner borrowings are translated to U.S. dollars.  We do not expect to borrow any additional amounts under the $45 million facility to fund our operations during this period. We have discussed this covenant with our bank lenders and we expect to revise the covenant during the third quarter of 2002 and extend the maturity of the credit facility beyond June 2003.  While we have historically been able to revise the financial covenants in our bank credit facilities in response to changing industry conditions, we cannot give assurances this covenant will be revised. If we experience difficulty in complying with this covenant and are unable to revise it, we would have to refinance this credit facility or we would be in default.

We also maintain a revolving credit facility payable in Norwegian Kroner (NOK) in the amount of NOK 800 million ($106.3 million).  The commitment amount for this bank facility reduces by NOK 40 million ($5.3  million) every six months, beginning March 2003, with the NOK 280 million ($37.2 million) balance of the commitment to expire in September 30, 2009.  As of August 7, 2002, we had NOK 460 million ($59.7 million) of debt outstanding under the new facility.  We also have a term loan in the amount of NOK 52.5 million ($6.8 million). The commitment amount for this loan is reduced by NOK 12.5 million ($1.6 million) every six months with the balance of the commitment to expire June 2003.  As of August 7, 2002, several principal payments required by this loan had been prepaid; therefore, the entire balance of this loan is not due until maturity in June 2003.  Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.  The weighted average interest rate for these facilities was 8.05% as of June 30, 2002. These facilities are collateralized by mortgages on certain of our North Sea vessels. These credit facilities contain covenants that require that our North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities.

In June 2001 we signed definitive agreements to acquire two state-of-the-art 279-foot PSVs for a cost of approximately NOK 390.7 million ($51.9 million at June 30, 2002 exchange rates). The first  of two UT 745 design vessels, equipped with DP2 (dynamic positioning) was delivered in June 2002, and began a three year contract.  The second vessel is currently under construction in Norway and is slated for delivery in October 2002. Payment terms for each of the vessels call for payments equal to 20% during construction and 80% upon delivery.  In June 2002 we paid NOK 156.7 million ($20.8 million at June 30, 2002 exchange rates) as the final installment on the first vessel.  Also in the second quarter of 2001, we executed agreements to build three 155-foot crew boats in the U.S. Gulf for a total cost of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002 and the first quarter of 2003. Payment terms on the new crew boats call for progress payments throughout the construction period. As of June 30, 2002, we had paid approximately $10.3 million of the construction costs for the four remaining vessels under construction.  Additional expenditures for these vessels are expected to total approximately $27.3 million (at June 30, 2002 exchange rates) during the balance of 2002, including subsequent changes and modifications to the original contracts and other capitalized costs. We expect to fund these expenditures with borrowings under our Norwegian revolving credit facility and available working capital.

The following table summarizes, as of August 7, 2002, our contractual commitments related to debt, leases and other arrangements during the next five years (in thousands).

         Description

	2002	2003	2004	2005	2006	Thereafter
Long Term Debt	$ 4,820	$ 28,019	$ 2,508	$ 2,508	$ 2,508	$ 319,085
Operating Leases	138	150	115	29	--	--
Vessel Construction	26,775	729	--	--	--	--
Total	$ 31,733	$ 28,898	$ 2,623	$ 2,537	$ 2,508	$ 319,085

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

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 supercedes APB Opinion No. 17,  "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment.  SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.  Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity.  SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. The Company determined fair value of its reporting segments, and performed initial impairment testing as prescribed in SFAS 142, based on commonly used financial ratios and analysis. The Company completed its initial SFAS 142 impairment test as of January 1, 2002 and the analysis determined that there was no goodwill impairment. The Company's fair value analysis is based on reporting unit cash flow, comparable industry financial ratios and other assumptions. While the Company believes its analysis is reasonable, changes in industry conditions, geographic vessel demand, and other variables possibly affecting reporting unit cash flows, comparable financial ratios, and anticipated future performance could materially impact future SFAS 142 impairment analysis.  Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months and six months ended June 30, 2001 was $640,484 and $1,300,580, respectively.  Had the Company not amortized goodwill for the three months and six months ended June 30, 2001, net income would have been $6,086,083 and $8,708,563, respectively.  Had we not amortized goodwill for the three month and six month periods ended June 30, 2001 basic earnings per share would have been $0.17 and $0.24, respectively, and diluted earnings per share would have been $0.17 and $0.24, respectively.

The Company's goodwill balance as of June 30, 2002 represented approximately 13% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary Saevik Supply ASA.

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

In May 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002."  This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.  SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position except for the reclassification of extraordinary items for debt extinguishment.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is currently evaluating SFAS 146 but does not expect it to have a material impact on operations, liquidity or financial position at this time.

In June 2001, the Accounting Standards Executive Committee of the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment."  This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E).  For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level.  Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service.  The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred.  Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E.  Costs of planned major maintenance activities are not a separate PP&E asset or component.  Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP.  This SOP is anticipated to be effective for financial statements for fiscal years beginning after June 15, 2002, with earlier application encouraged.  This proposed SOP is subject to change.  However, if this proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $18,759,724 at June 30, 2002.  This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption.  Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

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

Our market risk estimates have not changed materially from those disclosed in our 2001 Form 10-K, incorporated herein by reference.

PART II.    OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the Company was held on June 13, 2002 (the "Annual Meeting").
(b)

At the Annual Meeting, Thomas E. Fairley and Benjamin F. Bailar were re-elected to serve until the annual meeting of stockholders for the year 2005. In addition to the directors elected at the Annual Meeting, the terms of H.K. Acord, James C. Comis III, Edward C. Hutchseon, Jr., Ronald O. Palmer, and Robert N. Sheehy, Jr. continued after the Annual Meeting.

(c)	At the Annual Meeting, holders of shares of the Company's Common Stock elected two directors with the number of votes cast for and withheld for such nominees as follows:

Name	For	Withheld
Thomas E. Fairley	25,187,430	7,662,846
Benjamin F. Bailar	29,807,657	3,042,619

 With respect to the election of the directors, there were no abstentions and non-votes totaled 3,404,059.

At the Annual Meeting, the stockholders voted on and did not approve a stockholder proposal requesting the Company's board of directors to take the necessary steps to declassify the Board for the purpose of director elections, whereby all directors would be elected annually. The proposal failed to receive the favorable vote of a majority of all of the outstanding shares of the Company's Common Stock, or 18,127,168 shares, required for approval. Of the 36,254,335 shares eligible to vote at the meeting, holders of 18,124,869 shares voted against the proposal and holders of 9,823,029 shares voted in favor of it.  Holders of 60,160 shares abstained from voting on the proposal. Non-votes with respect to the proposal totaled 4,842,218 shares.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

           3.1      Amended and Restated Certificate of Incorporation of the Company. 1

3.2       By Laws of the Company.1

4.1       Specimen Common Stock Certificate.2

         12.1       Computation of Ratio of Earnings to Fixed Charges.

(b)     Reports on Form 8-K:

On April 29, 2002, we filed a report on Form 8-K, reporting under Item 7, announcing earnings for the quarter ended March 31, 2002.
On May 17, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing the commencement of a cash tender offer to purchase our then existing 8½% senior notes due 2005 and the terms of the tender offer.
On May 23, 2002, we filed a report on Form 8-K, announcing the pricing of $250.0 million aggregate principal amount of our 8⅞% senior notes due 2012 and entry into a purchase agreement to sell the $250.0 million of our 8⅞% senior notes due 2012 to Lehman Brothers Inc. and Bear, Stearns & Co.

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

        TRICO MARINE SERVICES, INC.

Date: August 14 2002                                   By:       /s/   KIM E. STANTON
                                                                           Kim E. Stanton
                                                                           Chief Accounting Officer and duly authorized officer

TRICO MARINE SERVICES, INC.
EXHIBIT 12.1

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In thousands, except ratios)
						Six months ended June 30,

	Years ended December 31,
	1997	1998	1999 (1)	2000 (2)	2001 (3)	2002 (4)

Net income (loss)	$35,299	$25,280	$(33,410)	$(12,722)	$(6,923)	$(18,577)

Amortization of capitalized interest	8	40	174	216	215	112

Extraordinary item, net of taxes	-	-	1,830	(715)	-	6,103

Income tax expense (benefit)	18,982	11,804	(15,785)	(5,332)	(3,317)	(5,976)

Earnings (loss) from continuing operations
before income taxes	$54,289	$37,124	$(47,191)	$(18,553)	$(10,025)	$(18,338)

Fixed charges

Interest on long-term debt expensed	$7,994	$27,696	$31,987	$29,883	$26,232	$12,903

Interest on long-term debt capitalized	421	3,271	1,206	-	156	396

Amortization of deferred
financing costs	372	1,784	1,632	1,388	1,366	712

Estimated portion of rental expense
attributable to interest	15	60	72	65	69	36

Total fixed charges	$8,802	$32,811	$34,897	$31,336	$27,823	$14,047

Earnings (loss) from continuing operations
before income taxes and fixed charges,
except capitalized interest	$62,670	$66,664	$(13,500)	$12,783	$17,642	$(4,687)

Ratio of earnings to fixed charges	7.1	2.0	-	-	-	-

(1) Earnings were insufficient to cover fixed charges, and fixed charges exceeded earnings by approximately $48.6 million.

(2) Earnings were insufficient to cover fixed charges, and fixed charges exceeded earnings by approximately $18.8 million.

(3) Earnings were insufficient to cover fixed charges, and fixed charges exceeded earnings by approximately $10.4 million.

(4) Earnings were insufficient to cover fixed charges, and fixed charges exceeded earnings by approximately $18.8 million.