Form 10-Q
period 2002-09-30
TRICO MARINE SERVICES INC
filed 2002-11-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

   X   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

         Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period______ to

Commission File Number 0-28316

TRICO MARINE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

250 North American Court Houma, LA	70363 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code                 (985) 851-3833

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No

As of November 14, 2002, there were 36,262,335 shares outstanding of the
 Registrant's Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$18,714	$31,954
Restricted cash	569	670
Accounts receivable, net	38,840	37,415
Prepaid expenses and other current assets	2,148	3,159
Deferred income taxes	-	706

Total current assets	60,271	73,904

Property and equipment, at cost:
Land and buildings	4,625	3,806
Marine vessels	643,141	555,595
Transportation and other	3,919	4,429
Construction-in-progress	14,007	7,154

	665,692	570,984

Less accumulated depreciation and amortization	150,802	120,927

Net property and equipment	514,890	450,057

Goodwill	103,612	85,728
Other assets	38,094	28,926
Deferred income taxes	-	17,097

	$716,867	$655,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$31,493	$4,540
Accounts payable	9,147	9,302
Accrued expenses	7,654	5,370
Accrued insurance reserve	2,709	1,766
Accrued interest	9,930	9,150
Income taxes payable	560	601

Total current liabilities	61,493	30,729

Long-term debt	325,613	300,555
Deferred income taxes	38,326	30,686
Other non-current liabilities	2,065	2,016

Total liabilities	427,497	363,986

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no
shares issued at September 30, 2002 and December 31, 2001	-	-
Common stock, $.01 par value, 55,000,000 shares authorized, 36,334,367 and
36,326,367 shares issued and 36,262,335 and 36,254,335 shares outstanding
at September 30, 2002 and December 31, 2001, respectively	363	363
Additional paid-in capital	337,334	337,283
Retained earnings (accumulated deficit)	(35,998)	17,531
Accumulated other comprehensive loss	(12,328)	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	289,370	291,726

	$716,867	$655,712

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
Revenues:
Charter hire	$33,962	$47,635	$98,636	$140,851
Other vessel income	34	26	90	73

Total revenues	33,996	47,661	98,726	140,924

Operating expenses:
Direct vessel operating expenses and other	21,630	20,935	61,748	61,467
Asset write-down	-	24,260	-	24,260
General and administrative	3,821	3,415	11,035	9,712
Gain on sale of assets	(22)	(9)	(452)	(958)
Amortization of marine inspection costs	2,569	3,433	7,890	9,996
Depreciation and amortization expense	8,187	8,371	23,357	24,901

Total operating expenses	36,185	60,405	103,578	129,378

Operating income (loss)	(2,189)	(12,744)	(4,852)	11,546

Interest expense	(7,602)	(6,556)	(20,505)	(19,875)
Amortization of deferred financing costs	(217)	(347)	(929)	(1,017)
Other income (expense), net	(18)	(391)	(2,190)	137

Loss before income taxes and extraordinary item	(10,026)	(20,038)	(28,476)	(9,209)

Income tax expense (benefit)	20,133	(6,590)	14,157	(3,170)

Loss before extraordinary item	(30,159)	(13,448)	(42,633)	(6,039)

Extraordinary item	(4,793)	-	(10,896)	-

Net loss	$(34,952)	$(13,448)	$(53,529)	$(6,039)

Basic earnings per common share:
Loss before extraordinary item	$(0.83)	$(0.37)	$(1.18)	$(0.17)
Extraordinary item	(0.13)	-	(0.30)	-

Net loss	$(0.96)	$(0.37)	$(1.48)	$(0.17)
Average common shares outstanding	36,262,335	36,254,335	36,258,928	36,250,604

Diluted earnings per common share:
Loss before extraordinary item	$(0.83)	$(0.37)	$(1.18)	$(0.17)
Extraordinary item	(0.13)	-	(0.30)	-

Net loss	$(0.96)	$(0.37)	$(1.48)	$(0.17)

Average common shares outstanding	36,262,335	36,254,335	36,258,928	36,250,604

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Net loss	$(53,529)	$(6,039)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	32,185	35,860
Deferred marine inspection costs	(7,357)	(9,060)
Deferred income taxes	13,940	3,520
Asset write-down	-	24,260
Gain on sales of assets	(452)	(958)
Provision for doubtful accounts	90	90
Extraordinary item	10,896	-
Changes in operating assets and liabilities:
Restricted cash	232	133
Accounts receivable	5,382	(5,279)
Prepaid expenses and other current assets	1,632	(430)
Accounts payable and accrued expenses	2,426	(1,120)
Other, net	(5,763)	(6,686)

Net cash provided by (used in) operating activities	(318)	34,291

Cash flows from investing activities:
Purchases of property and equipment	(40,762)	(10,280)
Proceeds from sales of assets	1,967	1,796
Other	(1,796)	(1,486)

Net cash used in investing activities	(40,591)	(9,970)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	51	55
Proceeds from issuance of long-term debt	300,051	1,075
Repayment of long-term debt	(268,393)	(12,563)
Deferred financing costs and other	(5,988)	(141)

Net cash provided by (used in) financing activities	25,721	(11,574)

Effect of exchange rate changes on cash and cash equivalents	1,948	(193)

Net increase (decrease) in cash and cash equivalents	(13,240)	12,554

Cash and cash equivalents at beginning of period	31,954	18,094

Cash and cash equivalents at end of period	$18,714	$30,648

Supplemental information:
Income taxes paid	$345	$113

Interest paid	$21,992	$24,770

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(34,952)	$(13,448)	$(53,529)	$(6,039)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,267	12,020	51,122	573

Comprehensive loss	$(30,685)	$(1,428)	$(2,407)	$(5,466)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statement Presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2001.

Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on operations, total stockholders' equity, or cash flows.

2.    Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except share and per share data).
	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
(Loss) before extraordinary item	$ (30,159)			$ (42,633)

Basic earnings per share (Loss) before extraordinary item available to common shareholders	(30,159)	36,262,335	$(0.83)	(42,633)	36,258,928	$ (1.18)

Effect of Dilutive Securities Stock option grants	-	-		-	-

Diluted earnings per share (Loss) before extraordinary item available to common shareholders	$ (30,159)	36,262,335	$(0.83)	$ (42,633)	36,258,928	$ (1.18)

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-share Amount	Income (Numerator)	Shares (Denominator)	Per-share Amount
(Loss) before extraordinary item	$ (13,448)			$ (6,039)

Basic earnings per share (Loss) before extraordinary item available to common shareholders	(13,448)	36,254,335	(0.37)	(6,039)	36,250,604	$ 0.17

Effect of Dilutive Securities Stock option grants	-	-		-	-

Diluted earnings per share (Loss) before extraordinary item available to common shareholders	$ (13,448)	36,254,335	$ (0.37)	$ (6,039)	36,250,604	$ 0.17

For the three-month and nine-month periods ending September 30, 2002, options to purchase 2,103,031 and 2,119,218 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three-month and nine-month periods ending September 30, 2001, options to purchase 1,865,843 and 1,879,343 shares of common stock, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

3.    Income Taxes:

The Company incurred a non-cash charge of $22,713,504 in the third quarter of 2002 as a result of a valuation allowance against its net deferred tax assets. The valuation allowance is in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes" which places significant weight on recent loss history in the determination of whether or not a valuation allowance is required. After consideration of the relevant factors, management determined that a valuation allowance on Trico's deferred tax assets was appropriate to reflect the possibility that the tax benefit of Trico's historical operating losses may not ultimately be fully utilized. The valuation allowance is comprised of a $19,638,892 charge to income tax expense, and a $3,074,612 charge to extraordinary item expense. The additional $494,322 expense in the total third quarter tax expense of $20,133,214 results from the tax provision on the Company's Norwegian subsidiary Trico Supply ASA. The additional $1,717,939 expense in the total third quarter extraordinary item expense of $4,792,551 reflects the costs associated with the August 1, 2002 retirement of the remaining 8 1/2% senior notes. In accordance with SFAS 109, the Company will not recognize tax benefits on future net operating losses until such time that the Company sustains a level of profitability that demonstrates its ability to utilize the deferred tax assets.

The Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2001 were 33% and 34% respectively. The variances from the Company's statutory rate are primarily due to income contributed by the above noted Norwegian subsidiary for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

The Company's Brazilian subsidiary received a tax assessment from a Brazilian state tax authority for Reais 14,764,761 (approximately $4.0 million at September 30, 2002). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company has filed a timely defense in the Brazilian administrative courts and is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.

The Company intends to vigorously challenge the imposition of this tax. The Company further expects broader industry actions against the tax. If the Company's challenge to the imposition of this tax proves unsuccessful, which Brazilian counsel and the Company believe is improbable, current contract provisions and other factors could potentially mitigate the Company's tax exposure.

4.    Segment and Geographic Information (In Thousands):

The Company is a provider of marine support services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company's three reportable segments are based on geographic area, consistent with the Company's management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries (excluding equity in earnings of consolidated subsidiaries). The Company evaluates performance based on net income (loss). The U.S. segment represents the Company's domestically managed operations and reflects interest expense including that on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes those vessels that are managed by our North Sea offices and may, from time to time, include work performed in other geographic areas. The Other segment primarily represents the Company's Brazilian operations, and also includes activity in Caribbean and West African locations. Segment data as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows:
Three Months Ended September 30, 2002	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 9,107	$ 19,101	$ 5,788	$ 33,996
Intersegment revenues	23	-	-	23
Segment net income (loss)	(35,922)	1,758	(788)	(34,952)

Three Months Ended September 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 26,752	$ 18,950	$ 1,959	$ 47,661
Intersegment revenues	36	-	-	36
Segment net income (loss)	(13,669)	1,217	(996)	(13,448)

Nine Months Ended September 30, 2002	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 32,947	$ 51,751	$ 14,028	$ 98,726
Intersegment revenues	90	-	-	90
Segment net income (loss)	(56,544)	4,770	(1,755)	(53,529)
Segment total assets	484,917	438,227	79,643	1,002,787

Nine Months Ended September 30, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$ 80,511	$ 53,169	$ 7,244	$ 140,924
Intersegment revenues	108	-	-	108
Segment net income (loss)	(11,986)	7,325	(1,378)	(6,039)
Segment total assets	546,309	348,002	43,283	937,594

A reconciliation of segment data to consolidated data as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows:
	Three Months Ended September 30,
	2002	2001
Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 34,019	$ 47,697
Elimination of intersegment revenues	(23)	(36)
Total consolidated revenues	$ 33,996	$ 47,661

	Nine Months Ended September 30,
	2002	2001
Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$ 98,816	$ 141,032
Elimination of intersegment revenues	(90)	(108)
Total consolidated revenues	$ 98,726	$ 140,924

Assets
Total assets for reportable segments.	$ 1,002,787	$ 937,594
Elimination of intersegment receivables	(6,335)	(7,227)
Elimination of investment in subsidiaries	(279,585)	(281,178)
Total consolidated assets	$ 716,867	$ 649,189

5. Senior Notes:

On May 31, 2002 the Company issued $250,000,000 of 8⅞% senior notes due 2012 (the "Notes"). The Notes were issued by Trico Marine Services, Inc. and are guaranteed by the Company's primary U.S. operating subsidiaries. Interest is payable semi-annually on May 15 and November 15, commencing November 15, 2002. Up to 35% of the Notes may be redeemed at any time prior to May 15, 2005 from the proceeds of equity offerings at a redemption price equal to 108.875% of the principal amount plus any accrued interest. Commencing May 15, 2007 all or a portion of the remaining Notes may be redeemed at a price of 104.438% plus accrued interest, with the redemption price declining ratably beginning on May 15 of each of the succeeding three years. No principal payments are required on the Notes until their final maturity.

The Notes contain covenants that, among other things limit the ability of the Company to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, create certain liens, sell assets or enter into certain mergers and acquisitions. The Company received proceeds of $242,677,500 net of underwriting fees and original issue discount. On May 31, 2002 the Company retired $201,175,000 of previously issued 8½% senior notes due 2005 plus accrued interest and premium for $213,714,908. On June 18, 2002 the Company retired an additional $967,000 of previously issued 8½% senior notes for $1,006,983, including accrued interest and premium. On August 1, 2002 the Company retired the remaining $45,718,000 balance of the 8½% senior notes for $48,956,663 including accrued interest and premium.

Consolidating financial statements of Trico Marine Services, Inc., the Note guarantor subsidiaries and the non-guarantor subsidiaries are set forth in Note 9.

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

2002	$ 292,000
2003	438,000
2004	438,000
2005	146,000
Total	$ 1,314,000

The discounted present value of the future sale-type lease payments is $1,147,809.

7.    Asset Write-Down

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

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months and nine months ended September 30, 2001 was $653,660 and $1,954,240, respectively. Had the Company not amortized goodwill for the three months and nine months ended September 30, 2001, net loss would have been $(12,794,157) and $(4,085,594), respectively. Had we not amortized goodwill for the three-month and nine-month periods ended September 30, 2001, basic and diluted earnings per share would have been $(0.35) and $(0.11), respectively. The Company's goodwill balance as of September 30, 2002 represented approximately 14% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary.

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

In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the Financial Accounting Standards Board by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $19,547,196 at September 30, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

9.    Consolidating Financial Statements of Guarantors of 8⅞% Senior Notes:

The following presents the unaudited condensed consolidating historical financial statements as of September 30, 2002, and for the three-month periods ended September 30, 2002 and 2001, for the subsidiaries of the Company that serve as guarantors of the 8⅞% senior notes and for the Company's subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Consolidating Financial Statements
	Consolidating Balance Sheets (Dollars in thousands, except per share amounts) September 30, 2002

		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent			Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 14,286	$ 4,428	$ -	$ 18,714
Restricted Cash	-	-	569	-	569
Accounts receivable, net	5,109	20,380	13,351	-	38,840
Due from affiliates	16,215	-	2,196	(18,411)	-
Prepaid expenses and other current assets	111	762	1,276	(1)	2,148
Deferred income taxes	-	-	-	-	-
Total current assets	21,435	35,428	21,820	(18,412)	60,271

Property and equipment, at cost:
Land and buildings	-	3,616	1,009	-	4,625
Marine vessels	-	251,508	391,633	-	643,141
Construction-in-progress	-	7,796	6,211	-	14,007
Transportation and other	-	2,601	1,318	-	3,919
	-	265,521	400,171	-	665,692
Less accumulated depreciation and amortization-	-	87,843	62,959	-	150,802
Net property and equipment-		177,678	337,212	-	514,890

Investment in subsidiaries	330,680	7,091	-	(337,771)	-
Due from affiliates	168,138	15,390	-	(183,528)	-
Goodwill	364	-	103,248	-	103,612
Other assets	7,865	12,162	18,067	-	38,094
Deferred income tax	18,368	-	-	(18,368)	-
	$ 546,850	$ 247,749	$ 480,347	$ (558,079)	$ 716,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ 21,500	$ 9,993	$ -	$ 31,493
Accounts payable	-	6,425	2,722	-	9,147
Due to affiliates	-	18,411	-	(18,411)	-
Accrued expenses	23	2,105	5,526	-	7,654
Accrued insurance reserve	-	2,709	-	-	2,709
Accrued interest	7,457	158	2,315	-	9,930
Income tax payable	-	-	560	-	560
Total current liabilities	7,480	51,308	21,116	(18,411)	61,493
Long-term debt	250,000	-	75,613	-	325,613
Due to affiliates	-	168,138	15,390	(183,528)	-
Deferred income taxes	-	14,601	42,093	(18,368)	38,326
Other liabilities	-	-	2,065	-	2,065
Total liabilities	257,480	234,047	156,277	(220,307)	427,497

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued			-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,334,367 shares issued and 36,262,335
shares outstanding	363	50	1,938	(1,988)	363
Additional paid-in capital	337,334	4,822	278,774	(283,596)	337,334
Retained earnings	(35,998)	8,830	55,686	(64,516)	(35,998)
Cumulative foreign currency translation adjustment	(12,328)	-	(12,328)	12,328	(12,328)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)
Total stockholders' equity	289,370	13,702	324,070	(337,772)	289,370
	$ 546,850	$ 247,749	$ 480,347	$ (558,079)	$ 716,867

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Balance Sheets (Dollars in thousands, except per share amounts) December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 27,954	$ 4,000	$ -	$ 31,954
Restricted cash	-	-	670	-	670
Accounts receivable, net	183	23,977	13,255	-	37,415
Due from affiliates	21,068	3,878	768	(25,714)	-
Prepaid expenses and other current assets	220	705	2,234	-	3,159
Deferred income taxes	-	706	-	-	706

Total current assets	21,471	57,220	20,927	(25,714)	73,904

Property and equipment, at cost:
Land and buildings	-	3,616	190	-	3,806
Marine vessels	-	253,260	302,335	-	555,595
Construction-in-progress	-	1,428	5,726	-	7,154
Transportation and other	-	3,351	1,078	-	4,429

	-	261,655	309,329	-	570,984
Less accumulated depreciation and amortization	-	77,601	43,326	-	120,927

Net property and equipment	-	184,054	266,003	-	450,057

Investment in subsidiaries	294,305	5,634	-	(299,939)	-
Due from affiliates	192,652	-	-	(192,652)	-
Goodwill, net	364	-	85,364	-	85,728
Other assets	3,145	13,556	12,225	-	28,926
Deferred income taxes	36,686	-	-	(19,589)	17,097

	$ 548,623	$ 260,464	$ 384,519	$ (537,894)	$ 655,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ -	$ 4,540	$ -	$ 4,540
Accounts payable	-	6,940	2,362	-	9,302
Due to affiliates	-	21,836	3,878	(25,714)	-
Accrued expenses	-	1,980	3,390	-	5,370
Accrued insurance reserve	-	1,766	-	-	1,766
Accrued interest	8,778	-	372	-	9,150
Income tax payable	-	-	601	-	601

Total current liabilities	8,778	32,522	15,143	(25,714)	30,729
Long-term debt	247,860	-	52,695	-	300,555
Due to affiliates	-	181,298	11,353	(192,651)	-
Deferred income taxes	-	16,556	33,719	(19,589)	30,686
Other liabilities	259	-	1,757	-	2,016

Total liabilities	256,897	230,376	114,667	(237,954)	363,986

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,326,367 shares issued and 36,254,335
shares outstanding	363	50	1,918	(1,968)	363
Additional paid-in capital	337,283	4,822	280,335	(285,157)	337,283
Retained earnings	17,531	25,216	51,049	(76,265)	17,531
Cumulative foreign currency translation adjustment	(63,450)	-	(63,450)	63,450	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)

Total stockholders' equity	291,726	30,088	269,852	(299,940)	291,726

	$ 548,623	$ 260,464	$ 384,519	$ (537,894)	$ 655,712

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Nine Months Ended September 30, 2002

		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent			Eliminations	Consolidated

Revenues:
Charter hire	$-	$44,958	$58,434	$(4,756)	$98,636
Other vessel income	-	328	200	(438)	90

Total revenues	-	45,286	58,634	(5,194)	98,726

Operating expenses:
Direct vessel operating expenses and other	225	39,193	27,528	(5,198)	61,748
General and administrative	109	7,245	3,681	-	11,035
Amortization of marine inspection costs	-	4,108	3,782	-	7,890
Depreciation and amortization expense	-	12,654	10,703	-	23,357
Gain on sales of assets	-	(443)	(9)	-	(452)
			45,685
Total operating expenses	334	62,757		(5,198)	103,578
			12,949
Operating income (loss)	(334)	(17,471)		4	(4,852)

Interest expense	(16,773)	(1,747)	(3,513)	1,528	(20,505)
Amortization of deferred financing costs	(496)	(249)	(184)	-	(929)
Equity in net earnings of subsidiaries	(13,207)	1,457	-	11,750	-
Other income (loss), net	1,569	383	(2,610)	(1,532)	(2,190)

Income (loss) before income taxes and extraordinary item	(29,241)	(17,627)	6,642	11,750	(28,476)

Income tax expense (benefit)	13,392	(1,241)	2,006	-	14,157

Income (loss) before extraordinary item	(42,633)	(16,386)	4,636	11,750	(42,633)

Extraordinary charge for early retirement of
debt	(10,896)	-	-	-	(10,896)

Net income (loss)	(53,529)	(16,386)	4,636	11,750	(53,529)

Equity in comprehensive income of subsidiaries	51,122	-	-	(51,122)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	51,122	-	51,122
Comprehensive income (loss)	$(2,407)	$(16,386)	$55,758	$(39,372)	$(2,407)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended September 30, 2002
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent			Eliminations	Consolidated

Revenues:
Charter hire	$-	$14,487	$20,899	$(1,424)	$33,962
Other vessel income	-	141	62	(169)	34

Total revenues	-	14,628	20,961	(1,593)	33,996

Operating expenses:
Direct vessel operating expenses and other	75	12,948	10,204	(1,597)	21,630
General and administrative	39	2,339	1,443	-	3,821
Amortization of marine inspection costs	-	1,154	1,415	-	2,569
Depreciation and amortization expense	-	4,195	3,992	-	8,187
Gain on sales of assets	-	(22)	-	-	(22)

Total operating expenses	114	20,614	17,054	(1,597)	36,185

Operating income (loss)	(114)	(5,986)	3,907	4	(2,189)

Interest expense	(5,869)	(630)	(1,626)	523	(7,602)
Amortization of deferred financing costs	(105)	(54)	(58)	-	(217)
Equity in net earnings of subsidiaries	(8,127)	388	-	7,739	-
Other income (loss), net	523	176	(190)	(527)	(18)

Income (loss) before income taxes and extraordinary item	(13,692)	(6,106)	2,033	7,739	(10,026)

Income tax expense (benefit)	16,467	2,977	689	-	20,133

Income (loss) before extraordinary item	(30,159)	(9,083)	1,344	7,739	(30,159)

Extraordinary charge for early retirement of
debt	(4,793)	-	-	-	(4,793)

Net income (loss)	(34,952)	(9,083)	1,344	7,739	(34,952)

Equity in comprehensive income of subsidiaries	4,267	-	-	(4,267)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	4,267	-	4,267
Comprehensive income (loss)	$(30,685)	$(9,083)	$5,611	$3,472	$(30,685)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
			(Dollars in thousands)
	Nine Months Ended September 30, 2001
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent			Eliminations	Consolidated

Revenues:
Charter hire	$-	$85,672	$61,074	$(5,895)	$140,851
Other vessel income	-	272	326	(525)	73

Total revenues	-	85,944	61,400	(6,420)	140,924

Operating expenses:
Direct vessel operating expenses and other	267	44,513	23,108	(6,421)	61,467
General and administrative	100	6,342	3,269	1	9,712
Amortization of marine inspection costs	-	7,435	2,561	-	9,996
Depreciation and amortization expense	65	13,657	11,179	-	24,901
Asset write-down	-	21,249	3,011	-	24,260
Gain on sales of assets	-	(947)	(11)	-	(958)

Total operating expenses	432	92,249	43,117	(6,420)	129,378

Operating income (loss)	(432)	(6,305)	18,283	-	11,546

Interest expense	(15,748)	(1,578)	(3,945)	1,396	(19,875)
Amortization of deferred financing costs	(625)	(242)	(150)	-	(1,017)
Equity in net earnings of subsidiaries	4,001	2,130	-	(6,131)	-
Other income (loss), net	1,393	664	(524)	(1,396)	137

Income (loss) before income taxes	(11,411)	(5,331)	13,664	(6,131)	(9,209)

Income tax expense (benefit)	(5,372)	(2,612)	4,814	-	(3,170)

Net income (loss)	(6,039)	(2,719)	8,850	(6,131)	(6,039)

Equity in comprehensive income of subsidiaries	573	-	-	(573)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	573	-	573
Comprehensive income (loss)	$(5,466)	$(2,719)	$9,423	$(6,704)	$(5,466)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended September 30, 2001
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$-	$28,187	$21,413	$(1,965)	$47,635
Other vessel income	-	88	279	(341)	26

Total revenues	-	28,275	21,692	(2,306)	47,661

Operating expenses:
Direct vessel operating expenses and other	92	15,268	7,882	(2,307)	20,935
General and administrative	28	2,189	1,197	1	3,415
Amortization of marine inspection costs	-	2,527	906	-	3,433
Depreciation and amortization expense	22	4,586	3,763	-	8,371
Asset write-down	-	21,249	3,011	-	24,260
Gain on sales of assets	-	(1)	(8)	-	(9)

Total operating expenses	142	45,818	16,751	(2,306)	60,405

Operating income (loss)	(142)	(17,543)	4,941	-	(12,744)

Interest expense	(5,249)	(538)	(1,246)	477	(6,556)
Amortization of deferred financing costs	(208)	(90)	(49)	-	(347)
Equity in net earnings of subsidiaries	(10,007)	726	-	9,281	-
Other income (loss), net	475	237	(626)	(477)	(391)

Income (loss) before income taxes	(15,131)	(17,208)	3,020	9,281	(20,038)

Income tax expense (benefit)	(1,683)	(6,393)	1,486	-	(6,590)

Net income (loss)	(13,448)	(10,815)	1,534	9,281	(13,448)

Equity in comprehensive income of subsidiaries	12,020	-	-	(12,020)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	12,020	-	12,020
Comprehensive income (loss)	$(1,428)	$(10,815)	$13,554	$(2,739)	$(1,428)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Cash Flows
		(Dollars in thousands)
	Nine Months Ended September 30, 2002

		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent			Eliminations	Consolidated

Net income (loss)	$(53,529)	$(16,386)	$4,636	$11,750	$(53,529)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	505	17,011	14,669	-	32,185
Deferred marine inspection costs	-	(1,648)	(5,709)	-	(7,357)
Deferred income taxes	13,392	(1,241)	1,789	-	13,940
Equity in net earnings (loss)	13,207	(1,457)	-	(11,750)	-
Extraordinary item, net of taxes	10,896	-	-	-	10,896
Gain on sales of assets	-	(443)	(9)	-	(452)
Provision for doubtful accounts	-	90	-	-	90
Change in operating assets and liabilites:
Restricted cash	-	-	232	-	232
Accounts receivable	-	3,508	1,874	-	5,382
Prepaid expenses and other current assets	88	(58)	1,602	-	1,632
Accounts payable and accrued expenses	(1,298)	709	3,015	-	2,426
Other, net	25	(1,471)	(4,317)	-	(5,763)

Net cash provided by (used in) operating
activities	(16,714)	(1,386)	17,782	-	(318)

Cash flows from investing activities:
Purchases of property and equipment	-	(7,538)	(33,224)	-	(40,762)
Proceeds from sales of assets	-	1,951	16	-	1,967
Dividends received from subsidiaries	1,562	-	-	(1,562)	-
Other	-	-	(1,796)	-	(1,796)
Net cash provided by (used in) investing
activities	1,562	(5,587)	(35,004)	(1,562)	(40,591)

Cash flows from financing activities:
Net proceeds from issuance of stock	51	-	-	-	51
Proceeds from issuance of long-term debt	247,990	21,500	30,561	-	300,051
Repayment of long-term debt	(256,366)	-	(12,027)		(268,393)
Dividends paid to parent	-	-	(1,562)	1,562	-
Advances to/from affiliates	29,366	(28,096)	(1,270)	-	-
Deferred financing costs and other	(5,889)	(99)	-	-	(5,988)

Net cash provided by (used in) financing
activities:	15,152	(6,695)	15,702	1,562	25,721

Effect of exchange rates on cash and cash
equivalents	-	-	1,948	-	1,948

Net increase (decrease) in cash and cash equivalents	-	(13,668)	428	-	(13,240)

Cash and cash equivalents at beginning of period	-	27,954	4,000	-	31,954
Cash and cash equivalents at end of period	$-	$14,286	$4,428	$-	$18,714

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Cash Flows
		(Dollars in thousands)
	Nine Months Ended September 30, 2001
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(6,039)	$(2,719)	$8,850	$(6,131)	$(6,039)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	636	21,334	13,890		35,860
Deferred marine inspection costs		(4,416)	(4,644)		(9,060)
Deferred income taxes	(5,544)	(2,613)	11,677		3,520
Equity in net earnings (loss)	(4,001)	(2,130)	-	6,131	-
Asset write-down	-	21,249	3,011		24,260
Gain on sales of assets		(946)	(12)		(958)
Provision for doubtful accounts		90	-		90
Change in operating assets and liabilities:
Restricted cash			133		133
Accounts receivable	-	(2,458)	(2,821)		(5,279)
Prepaid expenses and other current assets	(178)	59	(311)		(430)
Accounts payable and accrued expenses	(5,227)	2,543	1,564		(1,120)
Other, net	-	(1,188)	(5,498)		(6,686)

Net cash provided by (used in) operating
activities	(20,353)	28,805	25,839	-	34,291

Cash flows from investing activities:
Purchases of property and equipment	-	(4,988)	(5,292)	-	(10,280)
Proceeds from sales of assets	-	1,763	33	-	1,796
Other	65	-	(1,551)	-	(1,486)
Net cash provided by (used in) investing
activities	65	(3,225)	(6,810)	-	(9,970)

Cash flows from financing activities:
Net proceeds from issuance of stock	55	-	-	-	55
Proceeds from issuance of long-term debt	-	-	1,075	-	1,075
Repayment of long-term debt	-	-	(12,563)	-	(12,563)
Advances to/from affiliates	20,230	(20,370)	140	-	-
Deferred financing costs and other	-	(141)	-	-	(141)

Net cash provided by (used in) financing
activities:	20,285	(20,511)	(11,348)	-	(11,574)

Effect of exchange rates on cash and cash
equivalents	-	-	(193)	-	(193)

Net increase (decrease) in cash and cash equivalents	(3)	5,069	7,488	-	12,554

Cash and cash equivalents at beginning of period	3	15,484	2,607	-	18,094
Cash and cash equivalents at end of period	$-	$20,553	$10,095	$-	$30,648

 10.    Subsequent Events:

In October 2002, the Company accepted the offer of one of its existing bank lenders and executed a commitment letter to arrange a new $50 million three year revolving credit facility. This credit facility would replace and refinance the existing $45 million bank credit facility. As of November 14, 2002, the Company has received commitments for this new credit facility from a group of banks for $50 million, subject to final agreement on all terms, execution of definitive loan documents and satisfying standard closing conditions. The new facility will require the Company to maintain a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of 1.1 to 1, increasing to 1.25 to 1 for the period ending September 30, 2003 and 1.50 to 1 as of December 31, 2003, and increasing to 2.0 to 1 by September 30, 2004, a maximum debt to capitalization ratio of 60%, a positive working capital and a minimum tangible net worth of $175 million, as defined. The new facility will be secured by a mortgage on the same vessels securing the existing facility, will require the Company to maintain mortgaged vessel values equal to 200% of borrowings under the facility and will limit the Company's ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions.

As of September 30, 2002 the Company entered into a master lease agreement that requires the Company to enter into operating leases for the three 155-foot crew boats under construction, in return for a reimbursement of construction costs of up to $11.4 million for the three crew boats. Under this operating lease arrangement, when each crew boat is completed, the lessor will pay the Company 100% of the cost of the crew boat, (up to a total of $11.4 million). The lessor will charter each vessel to the Company for 10 years. The Company has options to purchase each vessel at the end of eight years, and also at the end of the 10-year term, for their estimated fair market values. The first crew boat was delivered, and its corresponding charter commenced, in mid-October 2002. The monthly lease payment on the first vessel is $30,194. The second and third crew boats are scheduled to be completed in December 2002 and January 2003.

The Company has been awarded an eight-year contract, with cancellation provisions after six years, by Petroleo Brasileiro S.A. ("Petrobras") to own and operate a new anchor handling towing supply vessel ("AHTS"). Pursuant to the Petrobras contract, the vessel is to be built in Brazil and commence operations no later than October 2005. The vessel will be a technologically-advanced UT 722L design, 264-feet in length and with 16,500 horsepower. On October 28, 2002 the Company entered into an agreement with a Brazilian shipyard for the construction of the vessel which is expected to cost approximately $38,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended September 30, 2002 were $34.0 million and $98.7 million, respectively, compared to $47.7 million and $140.9 million in revenues for the third quarter and nine months of 2001, respectively. Since the third quarter of 2001 we have experienced decreased utilization and day rates for our Gulf class fleet due to decreased Gulf of Mexico drilling activity. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Average Day Rates:
Supply (Gulf Class)	$ 5,296	$ 7,604	$ 5,720	$ 7,162
Supply/Anchor Handling (N. Sea)	12,089	11,978	11,349	11,471
Crew/Line Handling	2,649	2,579	2,674	2,684

Utilization:
Supply (Gulf Class)	54%	67%	52%	72%
Supply/Anchor Handling (N. Sea)	90%	95%	90%	94%
Crew/Line Handling	60%	70%	65%	80%

Average Number of Vessels:
Supply (Gulf Class)	48.0	54.0	48.0	54.0
Supply/Anchor Handling (N. Sea)	19.0	18.0	18.4	18.0
Crew/Line Handling	16.0	20.0	17.4	20.6

Supply boat day rates for our Gulf class vessels for the third quarter and nine months of 2002 decreased 30.4% to $5,296 and 20.1% to $5,720, respectively, compared to $7,604 and $7,162 for the third quarter and nine months of 2001, respectively. Utilization for our Gulf supply boat fleet decreased for the third quarter and nine-month period to 54% and 52%, respectively, compared to 67% and 72% for the year-ago periods, due to the decrease in Gulf of Mexico offshore drilling activity.

Average day rates for our North Sea vessels for the third quarter and nine months of 2002 increased 0.9% to $12,089 and decreased 1.1% to $11,349, respectively, compared to $11,978 and $11,471 for the comparable 2001 periods. Utilization of our North Sea vessels was 90% for the third quarter and nine months of 2002, compared to 95% and 94% for the year-ago periods.

Day rates for our crew boats and line handling vessels for the third quarter and nine months of 2002 increased 2.7% to $2,649 and decreased 0.4% to $2,674, respectively, compared to $2,579 and $2,684 for the comparable 2001 periods. Utilization of our crew boats and line handling vessels declined to 60% and 65% for the third quarter and nine months of 2002, respectively, compared to 70% and 80% for the comparable periods of 2001, because of the decrease in utilization of crew boats in the Gulf.

During the third quarter and nine months of 2002, direct vessel operating expenses and other were $21.6 million (63.6% of revenues) and $61.7 million (62.5% of revenues), respectively, compared to $20.9 million (43.9% of revenues) and $61.5 million (43.6% of revenues), for the third quarter and nine months of 2001. The increase is the result of higher North Sea labor costs, mobilization costs and other expenses related to the relocation of three Gulf class supply boats to West Africa and the decline of the U.S. dollar versus the Norwegian Kroner. These cost increases were partially offset by decreases in Gulf fleet labor, repair and maintenance costs associated with the decrease in vessel utilization. Vessel operating expenses increased as a percentage of revenue in the 2002 third quarter compared to the prior year quarter because of the decrease in the utilization and average day rates for our Gulf fleet.

Depreciation and amortization expense decreased to $8.2 million and $23.4 million for the third quarter and nine months of 2002, respectively, down from $8.4 million and $24.9 million for the year-ago periods, as a result of the implementation of SFAS No. 142 in January 2002, which requires that we no longer amortize goodwill, and the writedown of eight vessels in the third quarter of 2001. Six of these vessels had been deactivated or "cold stacked" for an extended period and were permanently withdrawn from service. These vessels were part of larger fleet acquisitions completed in 1996 and 1997 and had not undergone upgrade and refurbishment like the rest of our Gulf supply boat fleet. Amortization of marine inspection costs decreased to $2.6 million and $7.9 million for the quarter and nine month period ended September 30, 2002, respectively, from $3.4 million and $10.0 million in the comparable 2001 periods. The 2002 decrease reflects a reduction in dry docking and marine inspection costs and completed amortization of prior year dry docking and marine inspection costs.

General and administrative expenses increased to $3.8 million (11.2% of revenues) and $11.0 million (11.2% of revenues) in the third quarter and nine months of 2002, respectively, from $3.4 million (7.1% of revenues) and $9.7 million (6.9% of revenues) for the 2001 periods. General and administrative expenses increased in 2002 due to increases in insurance, professional fees, travel, and other expenses related to the expansion of international activities. General and administrative expenses increased as a percentage of revenue due to the decrease in the utilization and day rates for our Gulf fleet.

Interest expense increased to $7.6 million and $20.5 for the third quarter and nine months of 2002, respectively, from $6.6 million and $19.9 million for the 2001 periods. The increase in interest expense reflects the interest rate on the 8⅞ percent senior notes and bank borrowings to retire the 8½% senior notes and fund the construction of two North Sea PSVs and three U.S. crew boats.

For the three-month and nine-month periods ended September 30, 2002 the Company experienced losses on foreign exchange of $0.2 million and $2.7 million, respectively. This compares to a loss on foreign exchange of $0.7 million for the comparable periods ended September 30, 2001. The 2002 loss on foreign exchange is primarily due to the significant weakening of the U.S. dollar against the Norwegian Kroner.

Income tax expense for the third quarter and nine-month periods of 2002 includes $19.6 million of the $22.7 million total SFAS 109 valuation allowance as described above in Note 3 to our unaudited consolidated financial statements included in this report. As indicated in Note 3, a tax expense of $.5 million was also incurred in the third quarter of 2002 on the Company's Norwegian operations. The total third quarter tax expense of $20.1 million is comprised of both the $19.6 million FAS 109 valuation allowance and the $.5 million in Norwegian tax expense.

As described in Note 3, the total SFAS 109 third quarter adjustment of $22.7 million is reflected in both the $19.6 million charge to income tax expense and a $3.1 million charge to extraordinary item expense. The extraordinary item expense of $10.9 million as of September 30, 2002 reflects the total call expense, premium and net prior issue cost write-off associated with retirement of our 8½% senior notes.

The Company's effective income tax rates for the three-month and nine-month periods ended September 30, 2001 were 33% and 34% respectively. The variances from the Company's statutory rate are primarily due to income contributed by the Company's Norwegian subsidiary for which deferred income taxes are provided at the Norwegian statutory rate of 28%, due to the Company's intent to permanently reinvest the unremitted earnings and postpone their repatriation indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt, acquire, maintain or improve equipment and provide working capital to support our operating activities. During the nine-month period ended September 30, 2002, $318,000 was used in our operating activities compared to $34.3 million in funds provided by operating activities for the comparable 2001 period. This decrease in cash generated by operating activities is due to the decreased revenues generated by our U.S. Gulf fleet due to the low utilization and day rates we experienced during 2002. During the first nine months of 2002, we used $40.6 million in investing activities which consisted primarily of $40.8 million used to fund construction of five new vessels and other capital additions and $2.0 million received from the sale of three line handling vessels and one crew boat. This compares to the comparable 2001 periods when we used $10.0 million in investing activities consisting primarily of $10.3 million used for vessel construction and other capital expenditures and $1.8 million received from the sale of two crew boats. During the first nine months of 2002, $25.7 million was provided by financing activities as a result of our issuance of $250 million of 8⅞% Senior Notes due 2012, less $2.0 million in debt discount, and $52.1 million in borrowings under our bank credit facilities. These borrowings were used to retire 8½% senior notes in the amount of $247.9 million and pay related call premium and debt issue costs in the amount of $14.5 million, to pay down other debt in the amount of $12.0 million and to partially fund our new build construction program. See Note 5 to our unaudited consolidated financial statement. This compares to $11.6 million in funds used in financing activities in the first nine months of 2001 primarily to reduce debt.

As of November 11, 2002, we have outstanding $250.0 million in 8⅞% senior notes due 2012. The senior notes are unsecured and are required to be guaranteed by our primary U.S. operating subsidiaries. Up to 35% of the senior notes may be redeemed at any time prior to May 15, 2005 from the proceeds of an equity offering at the redemption price of 108.875% of the principal amount plus accrued interest. Commencing on May 15, 2007, the senior notes may be prepaid at a redemption price of 104.438% plus accrued interest, with the redemption price declining ratably on each May 15 thereafter for each of the succeeding three years. The indenture governing the senior notes contains covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense on a rolling 12 month basis is at least 2.0 to 1. Currently we do not meet this ratio and are limited under the indenture to incurring an additional $150 million of secured debt under our credit facilities with bank and other institutional lenders. We believe this limit will be sufficient to finance our business during the period that we do not satisfy this ratio. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into mergers or acquisitions.

We currently have outstanding approximately $5.0 million of United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% per annum. These bonds mature in April 2006 and require semi-annual principal payments of $625,000 plus interest. The bonds are secured by a first preferred ship mortgage on the Company's SWATH vessel and by an assignment of the vessel's charter contract.

We also have outstanding approximately $14.5 million of United States Government Guaranteed Ship Financing Bonds at an interest rate of 6.11% per annum. These bonds mature in April 2014 and require semi-annual principal payments of $629,000 plus interest. The bonds are secured by first preferred ship mortgages on two large Gulf supply boats.

We maintain two primary bank credit facilities. One bank credit facility provides a $45.0 million revolving line of credit that can be used to provide working capital and for general corporate purposes. Our borrowings under this credit facility are secured by a mortgage on substantially all of our U.S. Gulf class supply and crew boats. This credit facility matures on June 30, 2003. Borrowings bear interest at a Eurocurrency rate plus a margin that depends on our leverage ratio. As of November 11, 2002, we had $21.5 million in outstanding borrowings and $2.5 million in outstanding stand-by letters of credit under this credit facility. Of the stand-by letters of credit, $1.9 million was used to secure bonds to temporarily import vessels into Caribbean locations, and $600,000 secures our obligations under the operating lease discussed below for the first 155-foot new built crew boat delivered in October 2002. The weighted average interest rate for this facility was 4.3125% as of September 30, 2002. This bank credit facility requires us to maintain debt service coverage and leverage ratios, minimum tangible net worth and mortgaged vessel values, and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions. Although the bank credit facility does impose limitations on the ability of our subsidiaries to make distributions to us, it expressly permits distributions to us by our subsidiaries to make principal and interest payments on the senior notes.

In September 2002 we entered into an amendment of this bank credit facility to reduce the debt service coverage and leverage ratios for the remaining term of this credit facility. We entered into this amendment because we believed we would experience difficulty complying with these financial covenants due to our decreased revenues resulting from the decreased utilization and day rates of our Gulf fleet. Also affecting our financial ratios were the additional borrowings and expenditures incurred this year to fund the two new platform supply vessels ("PSVs") and three crew boats prior to seeing the full benefit of the resulting cash flow from these vessels. We believe the amended financial covenants will enable us to continue to comply with the terms of this bank credit facility until its maturity.

In October 2002, we accepted the offer of one our existing bank lenders and executed a commitment letter to arrange a new $50 million three year revolving credit facility. This credit facility would replace and refinance the existing $45 million bank credit facility. As of November 14, 2002, we have received commitments for this new credit facility from a group of banks for $50 million, subject to final agreement on all terms, execution of definitive loan documents, and satisfying standard closing conditions. The new facility will require us to maintain a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of 1.1 to 1, increasing to 1.25 to 1 for the period ending September 30, 2003 and 1.50 to 1 as of December 31, 2003, and increasing to 2.0 to 1 by September 30, 2004, a maximum debt to capitalization ratio of 60%, a positive working capital and a minimum tangible net worth of $175 million, as defined. The new facility will be secured by a mortgage on the same vessels securing the existing facility, will require us to maintain mortgaged vessel values equal to 200% of borrowings under the facility and will limit our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions.

We also maintain a revolving credit facility payable in Norwegian Kroner (NOK) in the amount of NOK 800 million ($108.0 million). The commitment amount for this bank facility reduces by NOK 40 million ($5.4 million) every six months, beginning March 2003, with the NOK 280 million ($37.8 million) balance of the commitment to expire in September 2009. As of November 11, 2002, we had NOK 610 million ($84.3 million) of debt outstanding under this facility, which includes the final delivery payment for the second PSV in October 2002. We also have a term loan in the amount of NOK 52.5 million ($7.1 million). The commitment amount for this loan is reduced by NOK 12.5 million ($1.7 million) every six months with the balance of the commitment to mature as of June 30, 2003. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for these facilities was 8.08% as of September 30, 2002. Borrowings under these facilities are secured by mortgages on 14 of our North Sea vessels. These credit facilities contain covenants that require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

As of September 30, 2002 we entered into a master lease agreement that requires us to enter into operating leases for the three 155-foot crew boats under construction, in return for a reimbursement of construction costs of up to $11.4 million for the three crew boats. Under this operating lease arrangement, when each crew boat is completed, the lessor will pay us 100% of the cost of the crew boat, (up to a total of $11.4 million). The lessor will charter each vessel to us for 10 years. We have options to purchase each vessel at the end of eight years, and also at the end of the 10-year term, for their estimated fair market values. The first crew boat was delivered, and its corresponding charter commenced, in mid-October 2002. The monthly lease payment on the first vessel is $30,194. The second and third crew boats are scheduled to be completed in December 2002 and January 2003. Our obligations under each lease agreement are also secured by letters of credit in an amount equal to 16% of the vessel cost. In accordance with generally accepted accounting principles for operating leases, the amount of the future lease obligations will not be reflected on our balance sheet, but will be included in vessel operating expenses in our income statement when such costs are incurred.

In June 2001 we signed definitive agreements to acquire two state-of-the-art 279-foot PSVs for a cost of approximately NOK 390.7 million ($52.7 million at September 30, 2002 exchange rates). The first of two UT 745 design vessels, equipped with DP2 (dynamic positioning) was delivered in June 2002, and began a three-year contract. The second vessel was delivered in early October 2002 and has been working in the North Sea under short-term contracts. Payment terms for each of the vessels called for payments equal to 20% during construction and 80% upon delivery. Also in the second quarter of 2001, we executed agreements to build three 155-foot crew boats in the U.S. Gulf for a total cost, prior to contract additions, of approximately $10.9 million with vessel deliveries expected during the fourth quarter of 2002 and the first quarter of 2003. Payment terms on the new crew boats call for progress payments throughout the construction period. As of September 30, 2002, we had paid approximately $13.3 million of the construction costs for the four remaining vessels under construction. In October 2002 final payments were made for the second PSV and the first crew boat totaling $22.8 million. These costs were funded under the Norwegian revolving credit facility and the master lease agreement for the PSV and crew boat, respectively. As of November 1, 2002, estimated costs remaining on the final two crew boats totaled $3.6 million. The remaining crew boat costs will be funded under the master lease agreement as described above.

The Company has been awarded an eight year contract, with cancellation provisions after six years, by Petroleo Brasileiro S.A. ("Petrobras") to own and operate a new 15000-class anchor handling towing supply vessel ("AHTS"). Pursuant to the Petrobras contract, the vessel is to be built in Brazil and commence operations not later than October 2005. The vessel will be a technologically-advanced UT 722L design, 264-feet in length and with 16,500 horsepower. The Company estimates gross revenues from the Petrobras contract will total approximately $60.0 million, assuming an eight-year contract period, of which 75 percent is to be paid in U.S. dollars and the balance is to be paid in Brazilian Reais. The Brazilian Reais portion is to be adjusted annually based on exchange rates and economic criteria. On October 28, 2002 the Company entered into an agreement with a Brazilian shipyard for the construction of the vessel which is expected to cost approximately $38.0 million. Progress payments under the construction contract for the balance of 2002, 2003 and 2004 are expected to approximate $4.4, $18.8 and $14.8 million, respectively. We believe that we will require external financing to fund a significant portion of the AHTS construction cost. Petrobras has awarded in the past two years a number of long-term vessel contracts requiring that vessels be Brazilian constructed and flagged and several vessel operators have financed the vessel cost with the Brazilian national development bank. We are also pursuing financing up to 90% of the AHTS construction cost with the Brazilian national development bank and are discussing project equity financing with lenders and investors. While we believe we will be able to finance the construction cost, we can give no assurance regarding the terms on which we will be able to obtain financing.

The following table summarizes, as of September 30, 2002, our contractual commitments related to debt, leases and other arrangements for the periods indicated below (in thousands), excluding the above noted operating leases, Brazilian AHTS new build construction costs, and the anticipated refinancing of the $21.5 million bank borrowing which, under the current facility, matures on June 30, 2003.
Description	2002	2003	2004	2005	2006	Thereafter
Long Term Debt	$2,316	$29,806	$2,508	$2,508	$2,508	$317,462
Operating Leases	58	217	182	95	66	56
Vessel Construction	25,022	1,458	-	-	-	-

Total	$27,396	$31,481	$2,690	$2,603	$2,574	$317,518

We do not have any other planned capital expenditures other than USCG dry docking of vessels and repairs. We believe that cash on hand and cash generated from our operations, together with borrowings under our current and anticipated credit facilities, will be sufficient to fund our working capital requirements. We will require additional financing to fund construction of the new Brazilian AHTS. Our cash generated from operations depends on the day rates and utilization for our vessels, which in turn are affected by oil and gas prices and the expenditures for oil and gas exploration, development and production in the markets where we operate. If current activity levels in the Gulf of Mexico continue, it would continue to affect our cash generated from operations, and would also affect our ability to meet financial ratios under our bank credit facilities. This could result in a reduction in our borrowing capability, a reduction in our liquidity, and potentially cause us to be in default under our debt agreements.

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

Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months and nine months ended September 30, 2001 was $653,660 and $1,954,240, respectively. Had the Company not amortized goodwill for the three months and nine months ended September 30, 2001, net loss would have been $(12,794,157) and $(4,085,594), respectively. Had we not amortized goodwill for the three-month and nine-month periods ended September 30, 2001, basic and diluted earnings per share would have been $(0.35) and $(0.11), respectively. The Company's goodwill balance as of September 30, 2002 represented approximately 14% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary.

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

In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (PP&E). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the Financial Accounting Standards Board by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $19,547,196 at September 30, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1 Amended and Restated Certificate of Incorporation of the Company. [1]
3.2 By Laws of the Company.[1]
4.1 Specimen Common Stock Certificate.[2]
4.2 Indenture dated as of May 31, 2002, among the Company, Trico Marine Operators, Inc., Trico Marine
Assets, Inc. and JPMorgan Chase Bank, as trustee.[3]
4.3 Registration Rights Agreement dated as of May 31, 2002, among the Company, Trico Marine Operators,
Inc., Trico Marine Assets, Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Wells Fargo Securities, LLC, Banc One Capital Markets, Inc. and Nordea Bank Finland PLC, New York Branch.[3]
10.1 Master Bareboat Charter dated as of September 30, 2002, between Trico Marine Operators, Inc. and
General Electric Capital Corporation.
10.2 Seventh Amendment to Third Amended and Restated Revolving Credit Agreement dated as of September 30,
2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., Wells Fargo Bank, N.A., Wells Fargo Bank Texas, N.A., the financial institutions listed therein and such other financial institutions as may become parties to the agreement from time to time.

12.1 Computation of Ratio of Earnings to Fixed Charges.

(b) Reports on Form 8-K:

On July 31, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing earnings for the quarter ended June 30, 2002.

On August 1, 2002, we filed a report on Form 8-K, reporting under Item 7, filing our financial statements, the Indenture and the Registration Rights Agreement filed as Exhibits 4.2 and 4.3, respectively, to this Form 10-Q.

1	Incorporated by reference to the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
2	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-2990).
3	Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2002 and filed with the Commission on August 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: November 14, 2002	By: /s/ KIM E. STANTON
Kim E. Stanton
Chief Accounting Officer and duly authorized officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Victor M. Perez, certify that:

1.    I have reviewed this Trico Marine Services, Inc. Form 10-Q for the reporting period ended
September 30, 2002;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date" ); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ VICTOR M. PEREZ
Victor M. Perez
Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Fairley, certify that:

1.    I have reviewed this Trico Marine Services, Inc. Form 10-Q for the reporting period ended
September 30, 2002;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date" ); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ THOMAS E. FAIRLEY
Thomas E. Fairley
President and Chief Executive Officer

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Victor M. Perez, Chief Financial Officer of Trico Marine Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.    the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by such Report.

Date: November 14, 2002	By: /s/ VICTOR M. PEREZ
Victor M. Perez
Vice President and CFO

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Thomas E. Fairley, Chief Executive Officer of Trico Marine Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.     the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by such Report.

Date: November 14, 2002	By: /s/ THOMAS E. FAIRLEY
Thomas E. Fairley
President and CEO