Form 10-K
period 2002-12-31
TRICO MARINE SERVICES INC
filed 2003-03-28
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (985) 851-3833

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Preferred Stock Purchase Rights

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes ☐ No ☒

            The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 based on the closing price on Nasdaq National Market on that date was $192,986,392.

            The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at February 28, 2003 was 36,272,335.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Items 1 and 2. Business and Properties

General

        We are a leading provider of marine support vessels to the oil and gas industry, primarily in the U.S. Gulf of Mexico, the North Sea and Latin America. The services provided by our diversified fleet include the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROV (remotely operated vehicle) and well stimulation and maintenance services. We have a total fleet of 86 vessels, including 48 supply vessels, 13 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 12 crew boats (including three crew boats under long-term leases), and six line-handling vessels. During 2002, we completed construction of two large capacity platform supply vessels built in Norway, and two large crew boats built at a U.S. Gulf Coast shipyard. A third large crew boat was delivered in March 2003.

        Demand for our services is primarily affected by expenditures for oil and gas exploration, development and production in the markets where we operate. We experienced increases in our vessel day rates and utilization from late 1999 through the first half of 2001. This increase was primarily due to increased drilling activity and a reduction in the number of vessels in our markets, which was partially caused by the stacking or retirement of older vessels by some of our competitors and us. In the third quarter of 2001, we began to experience decreases in day rates and lower utilization for our Gulf fleet due to decreased oil and gas prices and the resulting decrease in offshore drilling activity in the Gulf. In 2002, we experienced decreased day rates and utilization for both our Gulf fleet and our North Sea class vessels due to decreased oil and gas prices late in 2001 and the entry of newly built vessels in the North Sea.

        Typically, marine support vessels are priced to the customer on the basis of a daily rate, or "day rate," regardless of whether a charter contract is for several days or several years. The average vessel day rate of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period. Vessel demand is most directly impacted by offshore drilling activity which, in turn, has been driven largely by oil and gas prices. Vessel day rates and utilization are impacted by general vessel demand and various factors including vessel size, capacity, horsepower, age and whether a vessel has sophisticated positioning and fire-fighting systems.

        Our business was incorporated as a Delaware corporation in 1993. Our principal executive offices are located at 250 North American Court, Houma, Louisiana 70361. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on this website is not part of this annual report.

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

Market Areas

        We operate primarily in the U.S. Gulf of Mexico, the North Sea, and offshore Brazil. Financial data, including revenues, expenses, and assets by market area/operating segment, are detailed in Note 17 of our consolidated financial statements. Our primary market areas are summarized below.

        Gulf of Mexico. Our vessels support exploration and development activities in the Gulf as well as existing oil and gas production platforms. Demand for our supply boats is primarily impacted by the level of offshore oil and gas drilling activity. Drilling activity is influenced by a number of factors, primarily including oil and gas prices and drilling budgets of oil and gas companies. As a result, utilization and day rates traditionally have had a close relationship to oil and gas prices and drilling activity. Day rates and utilization levels in the Gulf have traditionally been volatile as a result of fluctuations in oil and gas prices and drilling activity.

        We experienced increases in our vessel day rates and fleet utilization in the Gulf from late 1999 through the first half of 2001. This was primarily due to increased drilling activity and a reduction in the number of vessels caused by the stacking or retirement of older vessels by some of our competitors and us. The utilization of our Gulf fleet also improved during that period because we completed all vessel upgrade projects and had reduced downtime from vessel dry-dockings. In the third quarter of 2001, we began to experience decreases in day rates and lower utilization for our Gulf fleet due to decreased oil and gas prices and the resulting decrease in offshore drilling activity in the Gulf. In 2002, we experienced decreased day rates and utilization for both the Gulf fleet and our North Sea class vessels due to decreased oil and gas prices late in 2001 and the entry of newly built vessels in the North Sea.

        As of February 28, 2003, we had 42 supply boats and 10 crew boats in the Gulf.

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

        As of February 28, 2003, we had 11 PSVs and seven AHTSs in the North Sea.

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

        As of February 28, 2003, we had six line-handling vessels, our SWATH crew boat and two supply boats operating offshore Brazil. Eight of our vessels operating offshore Brazil are under charters with Petrobras.

Our Fleet

        Existing Fleet. The following table sets forth information regarding the vessels owned by us as of March 20, 2003:

Type of Vessel	No. of Vessels		Length	Horsepower
Supply Boats	48		166’-230’	1,950 – 6,000
PSVs	13		176’-302’	4,050 – 10,800
AHTSs	7		196’-275’	11,140 – 23,800
Crew/Line Handling Boats	18	(1)	105’-155’	1,200 – 10,600

(1)	Includes the Stillwater River, our SWATH crew boat. Crew boats include three vessels under long-term lease.

        As of February 28, 2003, the average age of our vessels was 16 years. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf supply boats.

        Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping certification for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe helps us to continue to provide our customers with well maintained, reliable vessels. We paid approximately $9.5 million, $11.3 million and $7.7 million in dry-docking and marine inspection costs for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer’s projects, and other factors, many of which are beyond our control. For the year ended December 31, 2000, approximately 10% of our total revenues were received from Statoil ASA. For 2001 and 2002, approximately 16% and 13%, respectively, of our total revenues were received from Exxon Mobil Corporation or its subsidiaries on a worldwide basis.

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

        Under U.S. law, the privilege of transporting merchandise or passengers in domestic waters extends only to vessels that are owned by U.S. citizens and are built in and registered under the laws of the U.S. A corporation is not considered a U.S. citizen unless, among other things, no more than 25% of any class of its voting securities are owned by non-U.S. citizens. If we should fail to comply with these requirements, during the period of such noncompliance we would not be permitted to continue operating our vessels in coastwise trade.

        Our operations are also subject to a variety of federal and state statutes and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Included among these statutes are the Clean Water Act, the Resource Conservation and Recovery Act (‘‘RCRA’’), the Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’), the Outer Continental Shelf Lands Act (‘‘OCSLA’’) and the Oil Pollution Act of 1990 (‘‘OPA’’).

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

Insurance

        The operation of our vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, all of which represent a threat to personnel safety and to our vessels and cargo. We maintain insurance coverage against certain of these risks, which management considers to be customary in the industry. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise. Insurance rates have been subject to wide fluctuation and, in the future, could lead to increases in costs and higher deductibles and retentions.

Employees

        As of February 28, 2003, we had 1,076 employees worldwide, including 968 operating personnel and 108 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, strikes, work stoppages, boycotts, or slowdowns have not interrupted our operations.

        Our U.S. employees have not chosen to be represented by a labor union and are not covered by a collective bargaining agreement. We, together with other providers of marine support vessels, have been a target of Offshore Mariners United's, a coalition of four maritime labor unions, efforts to organize our Gulf employees since May 2000. If our Gulf employees were to become union represented, we believe that our flexibility in dealing with changing circumstances in our industry, or in our own operations, could be limited and we could be adversely affected.

        Our Norwegian seamen are covered by three union contracts with three separate Norwegian unions. Our United Kingdom seamen are covered by two union contracts with two separate unions. We believe our relationships with our employees in Norway and the United Kingdom is satisfactory. We filed an unfair labor practice charge with the National Labor Relations Board against two unions in relation to a secondary boycott by a Norwegian union that does not represent our employees. These charges were dismissed as moot following our satisfactory resolution of the boycott issue in Norway, which included an agreement by the Norwegian union not to engage in or threaten boycotts based on our labor practices in the United States. The litigation we filed in the United Kingdom against the International Transport Federation Union, alleging that it illegally interfered with certain of our business relationships and that it is attempting to force us to engage in unfair labor practices, has also been satisfactorily resolved and dismissed.

        Although all domestic and international labor litigation has been resolved in the past year, future union activity in our international and domestic markets could adversely affect our business operations.

Cautionary Statements

        Certain statements made in this Annual Report that are not historical facts are ‘‘forward-looking statements.’’Such forward-looking statements may include statements that relate to:

  our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

  projected or anticipated benefits from future or past acquisitions; and

  projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects.

        Also, you can generally identify forward-looking statements by such terminology as ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘project,’’ ‘‘estimate’’ or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

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

  the age of our fleet;

  seasonality of the offshore industry;

  the high fixed cost nature of our business;

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

Our substantial indebtedness could adversely affect our financial health.

        We now have a significant amount of indebtedness. As of December 31, 2002, we had total indebtedness of $386.1 million. Our high level of debt could have important consequences to you, including the following:

  we will need to use a large portion of our cash flow to pay principal and interest on our outstanding debt which will reduce the availability of our cash flow to fund working capital, capital expenditures and our other business activities;

  increase our vulnerability to general adverse economic and industry conditions, including continued low vessel utilization levels or reduced day rates for our Gulf class supply boats;

  limit our ability to make capital expenditures in order to fund maintenance and upgrades to our vessels or construct new vessels;

  limit our flexibility in planning for, or reacting to, changes in demand for our vessels and the marine transportation business, including mobilizing vessels between market areas;

  restrict us from making acquisitions or exploiting business opportunities;

  place us at a competitive disadvantage compared to our competitors that have less debt; and

  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

        Our ability to service our existing debt, fund maintenance and upgrades to our vessels, as well as fund new vessel construction, will depend on our ability to generate cash in the future. This is subject to demand for our vessels by the oil and gas industry, competitive, general economic, financial, and many other factors that may be beyond our control.

        We believe that cash on hand together with cash provided by operations and available borrowings under our revolving credit facilities will be sufficient to fund our debt service requirements, working capital and capital expenditures for at least the next year barring any unforeseen circumstances. If current activity levels continue in the Gulf of Mexico or if we are unsuccessful in obtaining financing for the Brazilian AHTS, it would require us to depend more heavily on our existing revolving credit facilities and make it difficult to meet the required financial covenants in our revolving credit facility payable in dollars. If we are unable to comply with our financial covenants and cannot amend them, we would be in default under our existing revolving credit agreements and, if our bank lenders took actions to accelerate our indebtedness to them, the indenture for our 8 7/8% senior notes.

        We cannot make any assurances, however, that the factors beyond our control affecting demand for our vessels will not impact our ability to generate sufficient cash flow from operations, or obtain borrowings under our credit facilities, in an amount sufficient to enable us to pay our indebtedness and fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms or at all.

Market volatility and low oil and natural gas prices affect demand for our services.

        Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development activity typically decreases when oil and natural gas prices decrease. In 2002, drilling activity did not increase in the Gulf of Mexico following increased oil and gas prices. The North Sea market is also susceptible to changes in industry activity due to energy price volatility, although the use of long-term contracts in the North Sea generally delays the reaction to fluctuations in energy prices. A decline in the worldwide demand for oil and gas or prolonged low oil or natural gas prices depress offshore drilling and development activity. The continuation of low levels of activity in the Gulf and other areas where we operate will adversely affect the demand for our marine support services, substantially reduce our revenues and negatively impact our cash flows.

        Charter rates for marine support vessels in our market areas also depend on the supply of vessels. Excess vessel capacity in the industry can result primarily from the construction of new vessels and the mobilization of vessels between market areas. During the late 1990s there was a significant increase in construction of vessels of the type operated by us, for use both in the Gulf and the North Sea. New vessels entered the market in 2002 and there are additional new vessels currently under construction in both the Gulf and the North Sea. The addition of new capacity to the worldwide offshore marine fleet increases competition in those markets where we operate. The addition of capacity coupled with a prolonged period of low oil and gas prices increases competition and reduces our day rates and utilization levels.

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

        Marine support vessels are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels’ tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We cannot assure you, however, that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, the recent terrorist attacks that occurred in the U.S., as well as other factors, have caused significant increases in the cost of our insurance coverage. More restrictive coverages could adversely impact our operating results.

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

        In 2003, the U.S. Coast Guard will put in place a major new vessel and marine facility security regulatory regime that will impact all providers of marine transportation services in the United States. The rules will require extensive planning, documentation and crew training as well as some additional equipment on all our vessels. The rules implement both new U.S. law as well as international maritime treaty initiatives. The latter will also impact our fleets operating under U.K., Norwegian and other non-U.S. flags. The Coast Guard has indicated that it expects to publish an interim maritime security rule in June 2003, with a final rule in November 2003. The related international treaty security initiatives enter into force July 1, 2004.

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

         Due to the size of our international operations, a significant percentage or our business is conducted in currencies other than the U.S. dollar. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound and the Brazilian Reais. Changes in the value of these currencies relative to the United States dollar could result in translation adjustments reflected as comprehensive income or losses on our balance sheet. In addition, translation gains and losses could contribute to fluctuations in our results of operations. Due to the fluctuation of these currencies, primarily the Norwegian Kroner, we incurred a favorable accumulated foreign currency translation adjustment of $71.5 million in 2002, and unfavorable accumulated foreign currency translation adjustments of $1.0 million and $30.1 million for the years ended December 31, 2001 and 2000, respectively. We incurred foreign exchange losses of $1.4 million, 1.0 million and $0.4 million for 2002, 2001 and 2000, respectively. Future fluctuations in these and other foreign currencies may result in additional foreign exchange gains or losses.

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

Item 4.     Submission of Matters To a Vote Of Security Holders

                 None.

Item 4A.     Executive Officers of the Registrant

        The name, age and offices held by each of the executive officers of the Company as of February 28, 2003, are as follows:

Name	Age	Position
Ronald O. Palmer	56	Chairman of the Board
Thomas E. Fairley	55	President and Chief Executive Officer
Victor M. Perez	50	Vice President, Chief Financial Officer and Treasurer
Kenneth W. Bourgeois	55	Vice President
Michael D. Cain	54	Vice President, Marketing
Charles E. Tizzard	52	Vice President, Administration
Charles M. Hardy	57	Vice President, Operations
Kim E. Stanton	48	Vice President and Controller
D. Michael Wallace	50	Vice President, International Business Development

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

        Victor M. Perez has served as our Vice President, Chief Financial Officer and Treasurer since February 1995.

        Kenneth W. Bourgeois has served as one of our Vice Presidents since October 1993. Mr. Bourgeois served as our Controller from October 1993 to June 2002, and also served as the Controller of our predecessor company from December 1981 to October 1993. Mr. Bourgeois is a Certified Public Accountant.

        Michael D. Cain has served as our Vice President, Marketing since February 1993. From 1986 to 1993, Mr. Cain served as Marketing Manager for our predecessor company.

        Charles E. Tizzard has served as our Vice President, Administration since June 1997. From October 1994 to June 1997, Mr. Tizzard served as Manager of Administration and Planning.

        Charles M. Hardy has served as our Vice President of Operations since July 2000. From May 1996 to July 2000, Mr. Hardy served as President of Offshore Towing, Inc. From 1993 to 1996, Mr. Hardy was employed by Tidewater Marine, Inc. as Vice President - Towing Division.

        Kim E. Stanton has served as Controller since June 2002 and as Vice President and Controller since September 2002. Mr. Stanton was Chief Financial Officer and Controller for TDC Energy Corporation from March 1994 to January 2001, and was an instructor in finance at Tulane University prior to joining the Company. Mr. Stanton is a Certified Public Accountant.

        D. Michael Wallace has served as our Vice President, International Business Development since November 2002. From January 2000 to November 2002, Mr. Wallace was Vice President of Marine Logistics with ASCO US LLC. From December 1996 to December 1999, Mr. Wallace was General Manager for Tidewater Marine, Inc. in Venezuela.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

        Our common stock is listed for quotation on the Nasdaq National Market under the symbol "TMAR." At February 28, 2003 we had 75 holders of record of our common stock, however we believe there are in excess of 75 beneficial holders.

        The following table sets forth the range of high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low
2001
First quarter	$17.81	$14.00
Second quarter	15.00	10.64
Third quarter	10.39	5.10
Fourth quarter	7.67	5.70

2002
First quarter	$ 9.45	$ 5.84
Second quarter	9.18	6.79
Third quarter	6.80	2.27
Fourth quarter	3.76	2.45

2003
First quarter (through February 28, 2003)	$ 3.35	$ 2.16

        We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our debt agreements prohibit us from paying dividends on our common stock.
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,083,968	$7.03	(1) 131,450
Equity compensation plans not approved by security holders	--	--	--
Total	2,083,968		131,450

(1)	The shares remaining for issuance may also be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock).

Item 6.     Selected Financial Data

        The selected financial data presented below for the five fiscal years ended December 31, 2002 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$133,942	$182,625	$132,887	$110,800	$186,245
Direct operating expenses and other(1)	114,149	132,484	88,101	92,578	91,214
Depreciation and amortization	31,870	32,888	33,419	32,919	29,528
Operating income (loss)	$(12,077)	$17,253	$11,367	$(14,697)	$65,503
Income (loss) before extraordinary item	$(56,980)	$(6,923)	$(13,437)	$(31,580)	$25,280
Extraordinary item, net of taxes	(10,998)	—	715	(1,830)	—
Net income (loss)	$(67,978)	$(6,923)	$(12,722)	$(33,410)	$25,280

Basic Per Share Data:
Income (loss) before extraordinary item	$(1.57)	$(0.19)	$(0.41)	$(1.26)	$1.24
Extraordinary item, net of taxes	(0.30)	—	0.02	(0.07)	—
Net income (loss)	$(1.87)	$(0.19)	$(0.39)	$(1.33)	$1.24

Diluted Per Share Data:
Income (loss) before extraordinary item	$(1.57)	$(0.19)	$(0.41)	$(1.26)	$1.20
Extraordinary item, net of taxes	(0.30)	—	0.02	(0.07)	—
Net income (loss)	$(1.87)	$(0.19)	$(0.39)	$(1.33)	$1.20

Balance Sheet Data:
Working capital (deficit)	$18,498	$43,175	$28,763	$(1,478)	$9,358
Property and equipment, net	$546,223	$450,057	$491,062	$553,388	$570,409
Total assets	$749,111	$655,712	$678,122	$730,579	$768,890
Long-term debt	$377,381	$300,555	$320,682	$393,510	$402,518
Stockholders’equity	$295,326	$291,726	$299,581	$270,108	$284,240

(1)	Includes asset write-downs of $5,200,000 in 2002, $24,260,000 in 2001 and $1,111,000 in 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a leading provider of marine support vessels to the oil and gas industry, primarily in the U.S. Gulf of Mexico, the North Sea, and Latin America. We have a total fleet of 86 vessels, including 48 supply vessels, 13 large capacity platform supply vessels, seven large anchor handling, towing and supply vessels, 12 crew boats and six line-handling vessels. Three of the crew boats are under long-term leases.

        Our results of operations are affected primarily by the day rates we receive and our fleet utilization. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is primarily influenced by oil and gas prices and drilling budgets of oil and gas companies. As a result, oil and gas prices significantly affect our vessel utilization and day rates. Our day rates and utilization rates are also affected by the size, configuration, age and capabilities of our fleet. In the case of supply boats and PSVs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our day rates and utilization can also be affected by the supply of other vessels available in a given market area with similar configurations and capabilities.

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

Year ended December 31,
	2002	2001	2000
Average vessel day rates(1)
Supply boats (Gulf class)	$ 5,575	$ 7,043	$ 4,273
PSVs/AHTSs (North Sea)	11,641	11,884	9,888
Crew/line handling boats	2,654	2,714	2,502
Average vessel utilization rates(2)
Supply boats (Gulf class)	53%	69%	72%
PSVs/AHTSs (North Sea)	89%	93%	82%
Crew/line handling boats	67%	78%	81%
Average number of vessels:
Supply boats (Gulf class)	48.0	52.5	53.0
PSVs/AHTSs (North Sea)	18.8	18.0	18.0
Crew/line handling boats	17.3	20.5	22.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

        Set forth below is the internal allocation of our charter revenues and charter revenues less direct operating expenses among vessel classes for each of the periods indicated (dollars in thousands).

	Year ended December 31,
	2002	%	2001	%	2000	%
Charter Revenues:
Supply boats	$51,597	39%	$93,370	51%	$60,521	46%
PSVs/AHTSs (North Sea)	70,983	53%	73,228	40%	54,294	41%
Crew/line handling boats	11,191	8%	15,929	9%	16,351	12%
Other	--	--	--	--	1,620	1%
	$133,771	100%	$182,527	100%	$132,786	100%
Charter Revenues less direct vessel operating expenses:
Supply boats	$13,317	26%	$51,670	51%	$27,607	42%
PSVs/AHTSs (North Sea)	36,365	73%	45,311	45%	31,423	48%
Crew/line handling boats	458	1%	3,929	4%	6,835	10%
Other	14	--	--	--	(19)	--
	$50,154	100%	$100,910	100%	$65,846	100%

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

        Our revenues for 2002 were $133.9 million, a decrease of 26.7%, compared to $182.6 million for 2001. The decrease was due primarily to a decrease in day rates and utilization for our Gulf class supply boats and crew boats.  The decrease in utilization and day rates of our Gulf class fleet is attributable to decreased Gulf drilling activity.

        Our average Gulf class supply boat day rates decreased 20.8% to $5,575 for 2002, compared to $7,043 for 2001. The average day rates for our fleet of crew boats and line handling vessels decreased 2.2% to $2,654, compared to $2,714 for 2001.

        Utilization for our Gulf class supply boat fleet decreased to 53% in 2002 from 69% in 2001 due to the decrease in offshore drilling activity in the Gulf. Utilization for our crew boats and line handling vessels decreased to 67% in 2002, compared to 78% in 2001, due to the decrease in activity in the Gulf.

        Average day rates for our North Sea vessels in 2002 decreased 2.0% to $11,641 compared to $11,884 for 2001. Vessel utilization was 89% for 2002, compared to 93% for 2001. Two large PSVs were added to our North Sea fleet during 2002.

        During 2002, direct vessel operating expenses increased to $84.1 million (62.8% of revenues), compared to $82.1 million (45.0% of revenues) for 2001. The direct vessel operating expenses increased as a result of higher North Sea labor costs, higher insurance costs and the addition of two new PSVs during 2002. The higher North Sea labor costs were primarily attributable to the addition of two new PSVs during 2002, required union related pay increases and the strengthening of the Norwegian Kroner against the dollar. The above rate increases were offset in part by reduced U.S. vessel labor and U.S. maintenance costs.

        During the fourth quarter of 2002 we recorded a non-cash vessel book value write-down in the amount of $5.2 million. The write-down was taken against the book value of two special purpose towing vessels that have limited capabilities as conventional supply vessels. In response to changes in current and projected market conditions, we will review our long-lived assets for impairment as required.

        Depreciation and amortization expense was $31.9 million in 2002, down from $32.9 million for 2001. The 2001 depreciation and amortization included $2.6 million of amortization expense associated with goodwill. Pursuant to the provisions of SFAS No. 142 no goodwill amortization expense was recorded in 2002. Amortization of marine inspection costs decreased to $10.2 million for 2002, from $13.4 million for 2001 due to a reduction in dry docking and marine inspection costs.

        Our general and administrative expenses increased to $15.1 million (11.2% of revenues) in 2002, from $13.6 million (7.4% of revenues) for 2001, principally due to increases in insurance, professional fees and the strengthening of the Norwegian Kroner against the dollar. General and administrative expenses, as a percentage of revenues, increased in 2002 due primarily to the decrease in average day rates and utilization for our Gulf class supply boats and crew boats.

        Interest expense increased to $28.4 million during 2002, compared to $26.2 million during 2001, due to additional borrowings associated with the construction of the two North Sea PSVs completed in 2002 and additional borrowings and interest costs associated with the refinancing of our senior notes.

        The 2002 tax expense of $14.5 million is comprised of $1.7 million in tax expense associated with our North Sea operations and $12.8 in income tax expense associated with our third quarter 2002 recordation of a U.S. deferred tax valuation allowance made pursuant to the provisions under SFAS No. 109, "Accounting for Income Taxes." In 2001, we had an income tax benefit of $3.3 million and an effective tax rate of 32%. The variance from our statutory rate is due to income that was contributed by our Norwegian operations for which taxes were provided at the Norwegian statutory rate of 28%. We intend to reinvest the unremitted Norwegian earnings and postpone their repatriation indefinitely.

        We incurred an $11.0 million extraordinary loss in 2002. Of this amount $10.9 million resulted from the early retirement of the Company's previously issued 8½% senior notes, and approximately $102,000 was attributable to the fourth quarter 2002 refinancing of our revolving credit facility

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

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

        Our general and administrative expenses increased to $13.6 million (7.4% of revenues) in 2001, from $10.8 million (8.1% of revenues) for 2000, principally due to increases in salaries, benefits and professional fees. General and administrative expenses, as a percentage of revenues, decreased in 2001 due to the increase in average day rates for our Gulf supply boats and the increase in day rates and utilization for the North Sea fleet.

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

Liquidity and Capital Resources

        Our on-going capital requirements arise primarily from our need to service debt, acquire, maintain or improve equipment and provide working capital to support our operating activities. During 2002, $7.9 million in funds were used in operating activities compared to $49.4 million in funds provided by operating activities in 2001. This decrease in cash generated by operating activities is due principally to decreased revenues generated by our U.S.   Gulf class fleet due to the low utilization and day rates we experienced in 2002. During 2002, we used $63.6 million in investing activities which consisted primarily of $69.8 million used to fund construction of five new vessels and other capital additions, partially offset by $5.9 million from the sale and lease back of two new crew boats and proceeds received from the sale of three line handling vessels and one crew boat. This compares to the previous year when we used $13.9 million in investing activities consisting primarily of $15.3 million used for vessel construction and other capital expenditures and $1.8 million received from the sale of two crew boats. During 2002, $47.5 million was provided by financing activities as a result of our issuance of $250 million of 8.875% senior notes due 2012 and $98.6 million in borrowings under our bank credit facilities. These borrowings were used to retire the remaining $247.9 million principal amount of our 8½% senior notes and pay associated accrued interest, to pay $14.4 million of related call premium and debt issuance costs, to refinance $21.5 million of bank debt, to pay down $14.4 million of other debt and to partially fund our vessel construction costs. See Note 7 to our audited consolidated financial statement for further details. This compares to $21.5 million in funds used in financing activities in 2001 primarily to reduce debt.

        As of March 18, 2003, we had outstanding $250.0 million in 8.875% senior notes due 2012. The senior notes are unsecured and are required to be guaranteed by our primary U.S. operating subsidiaries. Up to 35% of the senior notes may be redeemed at any time prior to May 15, 2005 from the proceeds of an equity offering at the redemption price of 108.875% of the principal amount plus accrued interest. Commencing on May 15, 2007, the senior notes may be prepaid at a redemption price of 104.438% plus accrued interest, with the redemption price declining ratably on each May 15 thereafter for each of the succeeding three years. The indenture governing the senior notes contains covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense on a rolling 12 month basis is at least 2.0 to 1. Currently we do not meet this ratio and, therefore, are limited under the indenture to incurring at any one time and having outstanding, up to $150 million of secured debt after the date of issuance of the 8.875% senior notes ($54.2 million of which was outstanding at March 14, 2003). We believe this limit will be sufficient to finance our business during the period that we do not satisfy this ratio. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into mergers or acquisitions.

        As of March 18, 2003, we had outstanding approximately $4.4 million of United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% per annum. These bonds mature in September 2006 and require semi-annual principal payments of $625,000 plus interest. The bonds are secured by a first preferred ship mortgage on the Company’s SWATH vessel and by an assignment of the vessel's charter contract.

        As of March 18, 2003, we had outstanding approximately $14.5 million of United States Government Guaranteed Ship Financing Bonds at an interest rate of 6.11% per annum. These bonds mature in April 2014 and require semi-annual principal payments of $629,000 plus interest. The bonds are secured by first preferred ship mortgages on two large Gulf supply boats.

        We maintain two primary bank credit facilities. In December 2002, we entered into a new $50.0 million revolving line of credit payable in U.S. Dollars. The new credit facility refinanced and replaced our prior $45.0 million facility, which was to mature in June 2003, and can be used to provide working capital and for general corporate purposes. This credit facility matures in December 2005. Borrowings bear interest at a Eurocurrency rate plus a margin that depends on our interest coverage ratio. As of March 18, 2003, we had $22.5 million in outstanding borrowings and $3.7 million in outstanding stand-by letters of credit under this credit facility. Of the stand-by letters of credit, $1.9 million was used to secure bonds to temporarily import vessels into Caribbean locations, and $1.8 million secures our obligations under the operating leases discussed below for three 155-foot new built crew boats delivered in October and December 2002, and March 2003. The weighted average interest rate for the bank credit facility was 3.9% as of December 31, 2002. In March 2003, because of weak market conditions in the first quarter of 2003 and concern that such conditions could extend beyond the first quarter, we amended our cash flow to interest expense and tangible net worth covenants in the credit facility. The amended facility requires us to maintain a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of .90 to 1, increasing to 1.00 to 1 for the period ending September 30, 2003, 1.20 to 1 as of December 31, 2003, 1.50 to 1 as of March 31, 2004, 1.75 to 1 as of June 30, 2004 and increasing to 2.00 to 1 by September 30, 2004, a maximum debt to capitalization ratio of 60%, a positive working capital and a minimum tangible net worth of $165 million, as defined. The facility is secured by a mortgage on substantially all of our U.S. Gulf class supply and crew boats, will require us to maintain mortgaged vessel values equal to 200% of borrowings under the facility and will limit our ability to incur additional indebtedness, make capital expenditures, pay dividends or make certain other distributions, create certain liens, sell assets or enter into certain mergers or acquisitions.

        We also maintain a revolving credit facility payable in Norwegian Kroner (NOK) in the amount of NOK 800 million ($115.3 million). The commitment amount for this bank facility reduces by NOK 40 million ($5.8 million) every six months, beginning March 2003, with the NOK 280 million ($40.4 million) balance of the commitment to expire in September 2009. As of February 28, 2003, we had NOK 610 million ($85.1 million) of debt outstanding under this facility. We also have a term loan in the amount of NOK 40.0 million ($5.6 million), and a note on one vessel with a February 28, 2003 balance of NOK 3 million (approximately $400,000). The balance of the term loan matures on June 30, 2003, and the note on the vessel was repaid in March 2003. Amounts borrowed under these credit facilities bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin. The weighted average interest rate for these facilities was 7.8% as of December 31, 2002. Borrowings under these facilities are secured by mortgages on 14 of our 20 North Sea vessels. These credit facilities contain covenants that require that our North Sea operating unit maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

        We entered into a master lease agreement in September 2002 providing for the sale-leaseback of the three 155-foot crew boats we were then constructing. The master lease required that the lessor pay us 100% of the cost of each crew boat (up to a total of $11.4 million) when it was completed. We are then required to bareboat charter each vessel for 10 years. We have options to purchase each vessel at the end of the eighth year and also at the end of the 10-year term, for its estimated fair market value. We sold the three crew boats to the lessor for $11.3 million (an amount equal to the estimated cost of the crew boats) and leased them back when they were delivered in October and December 2002, and March 2003. The combined monthly lease payments on the three vessels is $90,226. As of December 31, 2002, we had paid approximately $2.2 million of the construction cost of the third crew boat which was completed in March 2003. In 2003, we paid $729,000 of the cost remaining on the final crew boat. Our obligations under the master lease are also secured by $1.8 million in letters of credit issued under our revolving credit facility payable in U.S. dollars. In accordance with generally accepted accounting principles for operating leases, the amount of the future lease obligations will not be reflected on our balance sheet, but will be included in vessel operating expenses in our income statement when such costs are incurred.

        We completed the construction in 2002 of our two state-of-the-art UT 745 design, 279-foot PSVs equipped with DP2 (dynamic positioning) for a cost of approximately NOK 390.7 million ($51.3 million based on exchange rates at the time of their delivery). The first PSV was delivered in June 2002, and began a three-year contract. The second PSV was delivered in early October 2002 and has been working in the North Sea under short-term contracts. The construction cost of the two PSVs was funded under our Norwegian revolving credit facility.

        In July 2002, we signed an eight year contract, with cancellation provisions after six years, with Petroleo Brasileiro S.A. ("Petrobras") to own and operate a new, technologically advanced anchor handling towing supply vessel ("AHTS"). The AHTS will be a UT 722L design, 264-feet in length and with approximately 16,500 horsepower. Pursuant to the Petrobras contract, the vessel was required to be built in Brazil and must commence operations not later than October 2005. We estimate generating approximately $60.0 million in gross revenues from the Petrobras contract, assuming an eight-year contract period, of which 100 percent is to be paid in Brazilian Reais with 75 percent adjusted monthly based on the Reais to US Dollar exchange rate and 25 percent adjusted annually based on a formula that takes into consideration the exchange rate and inflation indices in Brazil. In October 2002, we entered into an agreement with a Brazilian shipyard to construct the vessel; as of December 31, 2002, the estimated cost of the contract was approximately $40.0 million. As of December 31, 2002, we had made approximately $1.3 million in progress payments. Thus far in 2003, we have made additional progress payments totaling $3.9 million. Progress payments under the construction contract for the balance of 2003 and 2004 are expected to approximate $19.2 million and $15.6 million, respectively. We will require external financing to fund a significant portion of the AHTS construction cost. We are pursuing various alternatives for the financing of the AHTS vessel, including long-term financing from the Brazilian national development bank for up to 90% of project costs, and equity financing for the project in the form of a joint venture with an equity partner. We have engaged a local consulting firm in Brazil to assist us in the loan application process with the national development bank. We have also engaged a European investment-banking firm to assist us in evaluating, sourcing and structuring a potential joint venture for the AHTS project. Our AHTS project has received the initial approval of the Fundo da Marinha Mercante (FMM) of the Brazilian Ministry of Transportation and is currently being evaluated by the national development bank. While we expect that we will receive final approval and funding for this project during 2003, we can give no assurance regarding the timing or the final terms of such financing.

        The following table summarizes our contractual commitments, as of December 31, 2002, related to the principal amount of our debt, leases and other arrangements for the periods indicated below (in thousands).

Description	2003	2004	2005	2006	2007	Thereafter
Long-Term Debt	$8,701	$2,508	$32,215	$14,039	$12,789	$315,830
Operating Leases(1)	947	911	859	829	819	3,606
Vessel Construction	24,588	15,580	--	--	--	--
Total	$34,236	$18,899	$33,074	$14,868	$13,608	$319,436

(1)	Excludes operating lease commitments of approximately $29,900 per month associated with the third crew boat, delivered in March 2003, subject to the master lease agreement.

        We do not have any other planned capital expenditures other than between approximately $8.0 to $11.0 million to fund the dry docking of vessels and related repairs. As of March 18, 2003, we had approximately $50.0 million of financing available under our two revolving credit facilities. Our cash provided from operations for 2003 will be determined by the level of day rates and utilization for our vessels, which in turn are affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which we operate. Also, the level of expenditures on our vessels for dry docking may vary based on the level of day rates and utilization for our vessels and the general outlook for our business. We believe that cash on hand together with cash provided by operations and available borrowings under our revolving credit facilities will be sufficient to fund our debt service requirements, working capital and capital expenditures for at least the next year barring any unforeseen circumstances. If current activity levels continue in the Gulf of Mexico or if we are unsuccessful in obtaining financing for the Brazilian AHTS, it would require us to depend more heavily on our existing revolving credit facilities and make it difficult to meet the required financial covenants in our revolving credit facility payable in dollars. If we are unable to comply with our financial covenants and cannot amend them, we would be in default under our existing revolving credit agreements and, if our bank lenders took actions to accelerate our indebtedness to them, the indenture for our 8 7/8% senior notes.

        We cannot make any assurances, however, that the factors beyond our control affecting demand for our vessels will not impact our ability to generate sufficient cash flow from operations, or obtain borrowings under our credit facilities, in an amount sufficient to enable us to pay our indebtedness and fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms or at all.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, fixed assets, deferred expenses, inventories, goodwill, income taxes, pension liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider certain accounting policies to be critical policies due to the significant judgement, estimation processes and uncertainty involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

         Impairment of long-lived assets other than goodwill. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the net discounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance. If the discounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. During the year ended December 31, 2002 we recognized $5.2 million of fixed asset impairments.

         Impairment of goodwill. The majority of our goodwill, approximately $109.7  million at December 31, 2002, relates to the 1997 acquisition of our North Sea operations that are conducted under our Norwegian subsidiary Trico Supply ASA. The Company has determined that our North Sea managed operations constitute a reporting unit pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company tests for the possible impairment of goodwill at the reporting unit level in accordance with the requirements of SFAS No. 142. In assessing reporting unit fair value, we must make assumptions regarding estimated future cash flows and other factors used to determine fair value. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets. Our initial SFAS No. 142 impairment test was performed in the second quarter of 2002. Reported unit fair value was calculated based on estimated cash flows, comparable industry financial ratios and other analysis. Reporting unit fair value was compared to carrying value and no impairment charge was required as of January 1, 2002.

        Deferred Tax Valuation Allowance. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to enable their value to be fully realized. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our consolidated statement of operations. Under the provisions of SFAS No. 109, "Accounting for Income Taxes," we recorded a U.S. deferred tax valuation allowance in the third quarter of 2002 and an associated U.S. income tax expense of $22.7 million. No tax benefit was recorded on the financial statement third and fourth quarter 2002 U.S. net operating losses.

         Deferred marine inspection costs. We record the cost of major scheduled drydocking inspection costs for our vessels as deferred charges. We amortize these deferred charges over the expected periods of benefit, typically ranging from two to five years. The American Institute of Certified Public Accountants has issued an Exposure Draft for a Proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment," which would require major scheduled inspection costs to be expensed as costs are incurred. If this proposed Statement of Position is adopted in its current form, we will be required to write off the balance of our deferred marine inspection costs, which totaled $20.4 million at December 31, 2002, and expense future costs as incurred.

New Accounting Standards

        Effective January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and prohibits the use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. The adoption of SFAS No. 141 did not have a material impact on the Company’s net income, cash flows or financial position.

        Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test by comparing the fair value with the book value of a reporting unit on all reporting units within six months of adopting the Statement. The Company determined fair value of its reporting segments, and performed initial impairment testing as prescribed in SFAS No. 142, based on commonly used financial ratios and analysis. The Company completed its initial SFAS No. 142 impairment test in the second quarter 2002 and the analysis determined that there was no goodwill impairment. The Company's fair value analysis is based on estimated reporting unit cash flows, comparable industry financial ratios and other assumptions. While the Company believes its analysis is reasonable, changes in industry conditions, geographic vessel demand, and other variables possibly affecting reporting unit cash flows, comparable financial ratios, and anticipated future performance could materially impact future SFAS No. 142 impairment analysis. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        Since SFAS No. 142 was adopted at January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the twelve months of 2001 was $2,613,163. Had the Company not amortized goodwill for the twelve months ended December 31, 2001, net loss would have been $(4.3) million. Had we not amortized goodwill for the twelve-month period ended December 31, 2001, basic and diluted earnings per share would have been $(0.12). The Company's goodwill balance as of December 31, 2002 represented approximately 15% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a material impact on the Company’s net income, cash flows or financial position.

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company recorded a $5.2 impairment charge in 2002 pursuant to the provisions of SFAS No. 144.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position except for the reclassification of extraordinary items for debt extinguishment.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating SFAS No. 146 but does not expect it to have a material impact on operations, liquidity or financial position at this time.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions – An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have an impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,"  to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 and presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in Note 2 to the consolidated financial statements in Item 8.

        On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" ("FAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Company's financial position or results of operations.

        On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of the provisions of FIN 46 will have no impact upon its financial position or results of operations.

        In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E"). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the Financial Accounting Standards Board by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $20.4 million at December 31, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

        Our market risk exposures primarily include interest rate and exchange rate fluctuations on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as ‘‘other than trading.’’The following sections address the significant market risks associated with our financial activities during 2002. Trico’s exposure to market risk as discussed below includes ‘‘forward-looking statements’’and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

 Interest Rate Sensitivity

         We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 to our consolidated financial statements in Item 8. These instruments are subject to interest rate risk.

        We manage this risk by monitoring our ratio of fixed and variable rate debt obligations in view of changing market conditions and from time to time altering that ratio by, for example, refinancing balances outstanding under our variable rate bank credit facilities with fixed-rate debt or by entering into interest rate swap agreements, when deemed appropriate. As of December 31, 2002 and 2001 we had no outstanding interest rate swap contracts.

        As of December 31, 2002 and 2001, we had $116.6 million and $35.3 million, respectively, in variable rate debt. As of December 31, 2002 and 2001, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $117.5 million and $35.3 million, respectively, which included our U.S. and Norwegian bank credit facilities. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of December 31, 2002 and 2001 would increase annual interest expense by approximately $1.17 million and $353,000, respectively.

        As of December 31, 2002, the carrying value of our long-term fixed rate debt, including accrued interest, was $272.6 million, which included our 8.875% senior notes ($252.8 million), 6.08% MARAD bonds ($5.2 million), and 6.11% MARAD bonds ($14.6 million). As of December 31, 2001, the carrying value of our long-term fixed rate debt, including accrued interest, was $278.9 million. The fair value of our long-term fixed rate debt as of December 31, 2002 and 2001 was approximately $255.2 million and $248.7 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2002 and 2001 by approximately $17.9 million and $9.0 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

Foreign Currency Exchange Rate Sensitivity

        The Company has substantial operations located outside the United States (principally the North Sea and Brazil) for which the functional currency is not the U.S. Dollar. As a result, the reported amount of the Company's assets and liabilities related to its non-U.S. operations and, therefore, the Company's consolidated net assets, will fluctuate based upon changes in currency exchange rates.

We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars. To the extent that our revenues in foreign countries are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. Dollar revenues are denominated in the local currency.

        The effects of foreign currency fluctuations that we are exposed to as a result of those operations whose functional currencies are not in U.S. Dollars are partly mitigated because local expenses of our foreign operations are also generally denominated in the same currency. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts are major financial institutions, which minimizes counterparty credit risk.

        In accordance with SFAS No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Approximately 66% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $71.5 million adjustment to our stockholders' equity account for the year ended December 31, 2002 as a result of the net increase in the value of the Norwegian Kroner and other currencies against the U.S. dollar. In 2001 we recorded a $(1.0) million adjustment to our stockholders' equity account as a result of the net decrease in the value of foreign currencies against the U.S. dollar.

        As described above, at December 31, 2002, the Company had the equivalent of $94.1 million of outstanding Norwegian Kroner-denominated indebtedness (2001- the equivalent of $35.3 million of Norwegian Kroner-denominated indebtedness). The potential increase in the U.S. Dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $10.5 million at December 31, 2002 (2001 - $3.9 million).

Item 8.     Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets on January 1, 2002.

PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 12, 2003

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2002 and 2001

(Dollars in thousands)

ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$10,165	$31,954
Restricted cash	950	670
Accounts receivable, net	39,137	37,415
Prepaid expenses and other current assets	1,154	3,159
Deferred income taxes	-	706

Total current assets	51,406	73,904

Property and equipment, at cost:
Land and buildings	5,337	3,806
Marine vessels	687,710	555,595
Construction-in-progress	7,058	7,154
Transportation and other	4,190	4,429

	704,295	570,984
Less accumulated depreciation and amortization	158,072	120,927

Net property and equipment	546,223	450,057

Goodwill, net	110,605	85,728
Other assets	40,877	28,926
Deferred income taxes	-	17,097

Total assets	$749,111	$655,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,701	$4,540
Accounts payable	11,135	9,302
Accrued expenses	5,923	5,370
Accrued insurance reserve	3,030	1,766
Accrued interest	4,025	9,150
Income taxes payable	94	601

Total current liabilities	32,908	30,729

Long-term debt	377,381	300,555
Deferred income taxes	41,392	30,686
Other liabilities	2,104	2,016

Total liabilities	453,785	363,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at
December 31, 2002 and 2001	-	-
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 and
36,326,367 shares issued and 36,272,335 and 36,254,335 shares outstanding
at December 31, 2002 and 2001, respectively	363	363
Additional paid-in capital	337,343	337,283
(Accumulated deficit) retained earnings	(50,447)	17,531
Cumulative foreign currency translation adjustment	8,068	(63,450)
Treasury stock, at par value, 72,032 shares at December 31, 2002 and 2001	(1)	(1)

Total stockholders' equity	295,326	291,726

Total liabilities and stockholders' equity	$749,111	$655,712

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

 (Dollars in thousands, except share and per share amounts)

	2002	2001	2000
Revenues:
Charter hire	$133,771	$182,527	$132,786
Other vessel income	171	98	101

Total revenues	133,942	182,625	132,887

Operating expenses:
Direct vessel operating expenses and other	84,101	82,144	67,435
General and administrative	15,077	13,593	10,756
Amortization of marine inspection costs	10,225	13,424	13,831
Depreciation and amortization expense	31,870	32,888	33,419
Asset write-down	5,200	24,260	-
Gain on sales of assets	(454)	(937)	(3,921)

Total operating expenses	146,019	165,372	121,520

Operating income (loss)	(12,077)	17,253	11,367

Interest expense	(28,432)	(26,232)	(29,883)
Amortization of deferred financing costs	(1,127)	(1,366)	(1,388)
Other income (loss), net	(794)	105	1,135

Loss before income taxes and extraordinary items	(42,430)	(10,240)	(18,769)

Income tax expense (benefit)	14,550	(3,317)	(5,332)

Loss before extraordinary items	(56,980)	(6,923)	(13,437)
Extraordinary items, net of taxes	(10,998)	-	715

Net loss	$(67,978)	$(6,923)	$(12,722)

Basic loss per common share:
Loss before extraordinary items	$(1.57)	$(0.19)	$(0.41)
Extraordinary items, net of taxes	(0.30)	-	0.02

Net loss	$(1.87)	$(0.19)	$(0.39)
Average common shares outstanding	36,260,993	36,250,604	32,827,836

Diluted loss per common share:
Loss before extraordinary items	$(1.57)	$(0.19)	$(0.41)
Extraordinary items, net of taxes	(0.30)	-	0.02

Net loss	$(1.87)	$(0.19)	$(0.39)
Average common shares outstanding	36,260,993	36,250,604	32,827,836

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

					Cumulative
				Retained	Foreign
	Common Stock		Additional	Earnings	Currency	Treasury Stock		Total
			Paid-In	(Accumulated	Translation			Stockholders'
	Shares	Dollars	Capital	Deficit)	Adjustment	Shares	Dollars	Equity

Balance, January 1, 2000	28,462,448	$285	$265,031	$37,176	$(32,383)	72,032	$(1)	$270,108

Issuance of
common stock	4,500,000	45	38,951	-	-	-	-	38,996
Stock options exercised	245,312	2	1,684	-	-	-	-	1,686
Debt for equity exchange	3,109,857	31	31,534	-	-	-	-	31,565
Comprehensive income:
Loss on foreign
currency translation	-	-	-	-	(30,052)	-	-	(30,052)
Net loss	-	-	-	(12,722)	-	-	-	(12,722)

Comprehensive
loss								(42,774)

Balance, December 31,
2000	36,317,617	363	337,200	24,454	(62,435)	72,032	(1)	299,581

Stock options exercised	8,750	-	83	-	-	-	-	83
Comprehensive income:
Loss on foreign
currency translation	-	-	-	-	(1,015)	-	-	(1,015)
Net loss	-	-	-	(6,923)	-	-	-	(6,923)

Comprehensive
loss								(7,938)

Balance, December 31,
2001	36,326,367	363	337,283	17,531	(63,450)	72,032	(1)	291,726

Stock options exercised	18,000	-	60	-	-	-	-	60
Comprehensive income:
Gain on foreign
currency translation	-	-	-	-	71,518	-	-	71,518
Net loss	-	-	-	(67,978)	-	-	-	(67,978)

Comprehensive
income								3,540

Balance, December 31, 2002	36,344,367	$363	$337,343	$(50,447)	$8,068	72,032	$(1)	$295,326

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Net loss	$(67,978)	$(6,923)	$(12,722)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	43,264	47,606	48,561
Deferred marine inspection costs	(9,542)	(11,348)	(7,652)
Deferred income taxes	14,359	(3,831)	(5,589)
Extraordinary items, net of taxes	10,998	-	(715)
Asset write-down	5,200	24,260	-
Gain on sales of assets	(454)	(937)	(3,921)
Provision for doubtful accounts	120	120	-
Change in operating assets and liabilities:
Restricted cash	(92)	(137)	15
Accounts receivable	6,069	(1,847)	(12,990)
Prepaid expenses and other current assets	2,676	234	(848)
Accounts payable and accrued expenses	(3,892)	2,071	(4,398)
Other, net	(8,665)	148	798

Net cash (used in) provided by operating activities	(7,937)	49,416	539

Cash flows from investing activities:
Purchases of property and equipment	(69,797)	(15,331)	(5,586)
Proceeds from sales of assets	1,984	1,818	14,008
Proceeds from sale-leaseback transactions	5,858	-	-
Other	(1,610)	(435)	(322)

Net cash (used in) provided by investing activities	(63,565)	(13,948)	8,100

Cash flows from financing activities:
Net proceeds from issuance of common stock	60	83	39,413
Proceeds from issuance of long-term debt	346,592	1,075	28,400
Repayment of long-term debt	(292,286)	(22,467)	(63,637)
Deferred financing costs and other	(6,866)	(141)	(156)

Net cash provided by (used in) financing activities	47,500	(21,450)	4,020

Effect of exchange rate changes on cash and cash equivalents	2,213	(158)	(463)

Net (decrease) increase in cash and cash equivalents	(21,789)	13,860	12,196
Cash and cash equivalents at beginning of period	31,954	18,094	5,898

Cash and cash equivalents at end of period	$10,165	$31,954	$18,094

Supplemental cash flow information:
Income taxes paid	$796	$670	$128

Interest paid	$36,474	$26,509	$31,412

Noncash financing and investing activities:
Debt for equity exchange	$-	$-	$31,065

9;
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1. The Company

9; Trico Marine Services, Inc. (the "Company") is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the "Gulf"), the North Sea and Latin America. At December 31, 2002, the Company had a total active fleet of 86 vessels, including 48 supply vessels, 13 large capacity platform supply vessels ("PSV"), seven large anchor handling, towing and supply vessels ("AHTS"), 12 crew boats, and six line-handling vessels. Two of the crew boats are under long-term lease agreements. The services provided by the Company’s diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

The Company’s financial position, results of operations and cash flows are affected primarily by day rates and fleet utilization in the Gulf and the North Sea which largely depend on the level of drilling activity, which, in turn, is driven by both short-term and long-term trends in oil and natural gas prices.

2. Summary of Significant Accounting Policies

Consolidation Policy
 The consolidated financial statements include the Company and its subsidiaries, including wholly-owned Trico Marine Assets, Inc. ("Trico Assets"), Trico Marine Operators, Inc. ("Trico Operators"), Trico Marine International Holdings BV ("Trico BV"), Trico Supply ASA Consolidated ("Trico Supply") formerly known as Sævik Supply, ASA, Trico Servicos Maritimos, Ltda. ("TSM"), and Trico Offshore, Ltda ("TOL"). All significant intercompany accounts and transactions have been eliminated.

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

Depreciation expense amounted to approximately $31,870,000, $30,275,000 and $30,748,000 in 2002, 2001 and 2000, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $737,000 and $156,000 of interest was capitalized in 2002 and 2001, respectively. No interest was capitalized in 2000.

Marine vessel spare parts are stated at average cost.

Drydocking expenditures incurred in connection with regulatory marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the discounted future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Deferred Financing Costs
Deferred financing costs include costs associated with the issuance of the Company’s debt and are amortized using the effective interest rate method of amortization over the life of the related debt agreement or on a straight-line basis over the life of the related debt agreement which approximates the interest rate method of amortization.

Goodwill
The Company evaluates goodwill at the reporting unit level. The Company evaluates reporting unit goodwill on an annual basis unless certain circumstances would require interim evaluation. The Company compares the fair value of a reporting unit against the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, additional analysis would be performed to determine the amount impaired.

Income Taxes
Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. Management provides valuation allowances against deferred tax assets for amounts which are not considered "more likely than not" to be realized.

Revenue and Expense Recognition
Charter revenue is earned and recognized on a daily rate basis. Operating costs are expensed as incurred.

Direct Vessel Operating Expenses
Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, supplies and casualty losses.

Foreign Currency Translation
All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the stockholders’ equity component, cumulative foreign currency translation adjustment.

Stock Based Compensation
At December 31, 2002, the Company had two stock-based employee compensation plans, which are described in more detail in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended
	December 31,
	(In Thousands)
	2002	2001	2000
Net loss	$(67,978)	$(6,923)	$(12,722)
Total stock-based employee compensation expense
determined under fair value-based method, net of tax	(878)	(1,083)	(1,115)

Pro forma net loss	$(68,856)	$(8,006)	$(13,837)

Net loss per common share:
Basic and Diluted - as reported	$(1.87)	$(0.19)	$(0.39)
Basic and Diluted - pro forma	$(1.90)	$(0.22)	$(0.42)

Weighted average fair value of options granted during 2002, 2001 and 2000 were $4.01, $7.01 and $5.51, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions for grants in 2000, 2001, and 2002, respectively: no dividend yield; risk-free interest rates are 6.28% in 2000, 6.17% in 2001 and 4.44% in 2002; expected terms of the options are 5 years; and the expected volatility is 44.36% in 2000, 57.55% in 2001 and 61.76% in 2002.

Loss Per Share
Basic and diluted loss per share exclude dilution, as discussed below, and are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

Options to purchase 2,133,218, 1,889,343 and 2,132,980 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income or loss represents the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income or loss is reflected in the consolidated statement of changes in stockholders’ equity.

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

New Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," and prohibits the use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of SFAS No. 141. The adoption of SFAS No. 141 had no impact on the Company’s operations, cash flows or financial position.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach. Goodwill is now tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity. SFAS No. 142 requires entities to perform the first goodwill impairment test, by comparing the fair value with the book value of a reporting unit, on all reporting units within six months of adopting the Statement. The Company determined fair value of its reporting segments, and performed initial impairment testing as prescribed in SFAS No. 142, based on commonly used financial ratios and analysis. The Company completed its initial SFAS No. 142 impairment test in the second quarter 2002 and the analysis determined that there was no goodwill impairment at January 1, 2002. The Company’s fair value analysis is based on reporting unit cash flows, comparable industry financial ratios and other assumptions. While the Company believes its analysis is reasonable, changes in industry conditions, geographic vessel demand, and other variables possibly affecting reporting unit estimated cash flows, comparable financial ratios, and anticipated future performance could materially impact future SFAS No. 142 impairment analysis. Goodwill of a reporting unit shall be tested for impairment after the initial adoption of the Statement on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company’s goodwill balance as of December 31, 2002 represented approximately 15% of total Company assets and primarily relates to the December 1997 acquisition of its Norwegian subsidiary. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective January 1, 2002. The following is a reconciliation of loss before extraordinary items and loss before extraordinary items per share for the years ended December 31, 2002, 2001 and 2000, adjusted for the elimination of goodwill amortization required by SFAS No. 142.

	Year Ended December 31,
	(Dollars in thousands except per share amounts)
	2002	2001	2000

Loss before extraordinary items	$(56,980)	$(6,923)	$(13,437)
Goodwill amortization	-	2,613	2,671

Adjusted loss before extraordinary items	(56,980)	(4,310)	(10,766)
Extraordinary items, net of tax	(10,998)	-	715

Adjusted net loss	$(67,978)	$(4,310)	$(10,051)

Basic and diluted loss per common share:

Loss before extraordinary items	$(1.57)	$(0.19)	$(0.41)
Goodwill amortization	-	0.07	0.08

Adjusted loss before extraordinary items	(1.57)	(0.12)	(0.33)
Extraordinary items, net of tax	(0.30)	-	0.02

Adjusted net loss	$(1.87)	$(0.12)	$(0.31)

Goodwill totaled approximately $110.6 million and $85.7 million as of December 31, 2002 and 2001, respectively. The increase in goodwill is attributable to the change in foreign currency translation adjustment between years.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a material impact on the Company’s net income, cash flows or financial position.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company recorded a $5.2 million impairment charge in 2002 pursuant to the provisions of SFAS No. 144.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, FASB Statement No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to affect our results of operations, liquidity or financial position except for the reclassification of extraordinary items for debt extinguishment.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating SFAS No. 146 but does not expect it to have a material impact on operations, liquidity or financial position at this time.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions – An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provision of this statement related to the application of the purchase method of accounting is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 in fiscal 2002 did not have an impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 for fiscal years 2002, 2001 and 2000 in Note 2.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" ("FAS 5"), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 for the year ended December 31, 2002 did not have an impact on the Company’s financial position or results of operations.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of the provisions of FIN 46 will have no impact upon its financial position or results of operations.

In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E"). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the FASB by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled approximately $20.4 million at December 31, 2002. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

3. Sale of Vessels

In February 2002, the Company sold one of its crew boats for $725,000 and recognized a gain of approximately $496,000 from the sale. In April 2002, the Company completed an agreement for a sales-type lease of three of its line handling vessels and recognized a loss of approximately $103,000 on the transaction. The sales are included in gain on sale of assets in the accompanying Consolidated Statement of Operations.

During 2001, the Company sold two of its crew boats for $1,750,000 and recognized a gain of approximately $942,000 on the sales.

In May 2000, the Company sold its six liftboats for $14,000,000. The Company recognized a gain of approximately $3,921,000 on the sale and all proceeds from the sale were used to reduce outstanding debt under the Company’s bank credit facility.

In March 2003, the Company completed the sale-leaseback on its third and final 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction. Pursuant to the master lease agreement, the Company entered a 10-year operating lease agreement with required payments of approximately $29,900 per month.

4. Offerings of Common Stock

In June 2000, the Company exchanged 3,109,857 shares of its common stock for $32,140,000 principal amount, plus accrued interest, of its 8½% senior notes due 2005. In connection with the exchange, the Company recognized an extraordinary gain of approximately $715,000, after taxes of $386,000 and the write-off of unamortized debt issuance costs.

In May 2000, the Company completed a public offering of 4,500,000 shares of its common stock that generated proceeds of $38,996,000, net of underwriting discounts and other costs of $1,504,000. Of the net proceeds, $31,624,000 was used to repay amounts outstanding under the Company’s bank credit facility plus related accrued interest and the balance was used for working capital.

5. Accounts Receivable

The Company’s accounts receivable, net consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Trade receivables, net of allowance for doubtful accounts
of $422 and $338 in 2002 and 2001, respectively	$24,568	$30,210
Insurance and other	14,569	7,205

Accounts receivable, net	$39,137	$37,415

The Company’s receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Latin America.

6. Other Assets

The Company’s other assets consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Deferred marine inspection costs, net of accumulated amortization
of $20,459 and $28,729 in 2002 and 2001, respectively	$20,369	$17,987
Deferred financing costs, net of accumulated amortization
of $940 and $4,811 in 2002 and 2001, respectively	7,153	4,016
Marine vessel spare parts	8,762	5,628
Other	4,593	1,295

Other assets	$40,877	$28,926

7. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Senior Notes, interest at 8.875%, due May 2012	$250,000	$-
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (weighted average interest rate of 7.86% at
December 31, 2002) and collateralized by certain marine vessels. This facility's current availability reduces in 13 semi-annual installments of NOK
40 million ($5.8 million) beginning March 2003 with balance of the
commitment expiring September 2009.	87,925	-
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing (weighted average interest rate of
3.94% at December 31, 2002) interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized
by certain marine vessels.	22,500	-
Note payable, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels	14,464	15,722
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (7.45% and 7.90% at December 31, 2002 and 2001, respectively) and is collateralized by two marine vessels. This Facility's availability reduces in 5 semi-annual installments beginning June 28, 2001 by NOK 12.5 million ($1.4 million) with the balance of the commitment
expiring June 2003.	5,766	9,752
Note payable, bearing interest at 6.08%, principal and interest due in
16 semi-annual installments, maturing September 2006, collateralized
by a marine vessel	5,000	6,250
Note payable, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (7.80% and 7.82% at December 31, 2002 and 2001, respectively) principal and interest due in 17 semi-monthly
installments, maturing March 2003, collateralized by a marine vessel	427	992
Senior Notes, interest at 8.5%, due 2005	-	247,860
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (weighted average interest rate of 7.61% at
December 31, 2001) and is collateralized by certain
marine vessels. This Facility's current availability reduces in 3 semi-annual installments of NOK 50 million ($5.6 million) with the balance of the
commitment expiring June 2003.	-	24,519
	386,082	305,095
Less current maturities	8,701	4,540

	$377,381	$300,555

Annual maturities on long-term debt during the next five years are as follows (in thousands):

2003	$8,701
2004	2,508
2005	32,215
2006	14,039
2007	12,789
Thereafter	315,830

$386,082

On May 31, 2002 the Company issued $250,000,000 of 8 7/8% Senior Notes due 2012 (the "Notes"). The Notes were issued by Trico Marine Services, Inc. and are guaranteed by the Company’s primary U.S. operating subsidiaries. Interest is payable semi-annually on May 15th and November 15th. Up to 35% of the Notes may be redeemed at any time prior to May 15th, 2005 from the proceeds of equity offerings at a redemption price equal to 108.875% of the principal amount plus any accrued interest. Commencing May 15, 2007 all or a portion of the remaining Notes may be redeemed at a price of 104.438% plus accrued interest, with the redemption price declining ratably beginning on May 15th of each of the succeeding three years. No principal payments are required on the Notes until their final maturity.

In conjunction with the issuance of the Notes, the Company received proceeds of $242,677,500 net of placement fees and original issue discount. On May 31, 2002 the Company retired $201,175,000 of previously issued 8½% senior notes due 2005 plus accrued interest and premium for $213,714,908. On June 18, 2002 the Company retired an additional $967,000 of previously issued 8½% senior notes for $1,006,983, including accrued interest and premium. On August 1, 2002 the Company retired the remaining $45,718,000 balance of the 8½% senior notes for $48,956,663, including accrued interest and premium. The Company recognized a total $10,895,885 extraordinary loss on the early retirement of the 8½% senior notes.

The indenture governing the Notes contains covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless the ratio of cash flow to interest expense on a rolling 12 months basis is at least 2.0 to 1. Currently the Company does not meet this ratio and, therefore, is limited under the indenture to incurring at any one time, and having outstanding, up to $150 million of secured debt after the date of issuance of the Notes. The Company believes this limit will be sufficient to finance its business during the period that the Company does not satisfy this ratio. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into mergers or acquisitions.

Consolidating financial statements of Trico Marine Services, Inc., the Notes guarantor subsidiaries and the non-guarantor subsidiaries are set forth in Note 18.

In June 1998, the Company refinanced a significant portion of its debt, which was issued at the Trico Supply level, into a single NOK 650,000,000 ($72,443,000) revolving credit facility (the "Trico Supply Bank Facility") bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($5,573,000) and one final payment of NOK 150,000,000 ($16,718,000), due at maturity in June 2003. In 1999, the Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($5,573,000) reduction in the facility amount that was scheduled to occur in December 31, 2000, until June 2003. In April 2002, the Company amended the Trico Supply Bank Facility by increasing the Trico Supply Bank Facility amount to NOK 800,000,000 (approximately $115 million as of December 31, 2002) and revised reductions to the facility amount to provide for 40,000,000 NOK ($5.8 million) reductions every six months starting in March of 2003. The Trico Supply Bank Facility provides for a NOK 280,000,000 ($40.4 million) balloon payment in September of 2009. At December 31, 2002 the Company had NOK 610,000,000 ($87.9 million) outstanding under this facility. The amended credit facility is collateralized by a mortgage on the same vessels securing the prior credit facility, with the addition of the two large new build PSVs delivered in 2002. The amended bank facility contains covenants that are substantially similar to those in the prior credit facility and requires that the North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities.

In December 2002 the Company entered into a new $50,000,000 revolving credit agreement (the "Bank Credit Facility"). Bank Credit Facility borrowings bear interest at a Eurocurrency rate plus a margin that is indexed to the Company’s interest coverage ratio. The Bank Credit Facility is collateralized by substantially all of the Company’s U.S. Gulf class supply and crew boats and requires the Company to maintain mortgaged vessel values equal to 200% of the borrowings under the Bank Credit Facility. The Bank Credit Facility contains covenants which require the Company to maintain minimum cash flow to interest expense ratios, positive working capital, a maximum debt to capitalization ratio and a minimum tangible net worth ratio, as defined. The Bank Credit Facility also places certain restrictions on the Company with regard to the Company’s ability to incur additional indebtedness, make dividends or make certain other distributions and other specified limitations. As of December 31, 2002, the Company had $22.5 million outstanding under the Bank Credit Facility, and letters of credit totaling approximately $3.1 million, which reduce the amount available under the Bank Credit Facility.

The proceeds from the Bank Credit Facility were used to prepay amounts outstanding under a bank credit facility, which had been executed in July of 1999 and amended during 2000 (the "Earlier Credit Facility"). As a result of the prepayment of all amounts outstanding under the Company’s Earlier Credit Facility, the Company recorded an extraordinary loss of approximately $102,000 in 2002.

In March 2003, the Company amended certain financial covenants of its Bank Credit Facility to reflect current industry conditions. The facility, as amended, requires the Company to maintain a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of .90 to 1, increasing to 1.00 to 1 for the period ending September 30, 2003, 1.20 to 1 as of December 31, 2003, 1.50 to 1 as of March 31, 2004, 1.75 to 1 as of June 30, 2004 and increasing to 2.00 to 1 by September 30, 2004, a maximum debt to capitalization ratio of 60%, positive working capital and a minimum tangible net worth of $165 million, as defined.

In April 2000, the Company executed a loan agreement for an additional Norwegian bank facility at the Trico Supply level in the amount of NOK 125,000,000 ($18,017,485 as of December 31, 2002). The commitment amount for this additional facility is reduced by NOK 12,500,000 ($1,801,748) every six months beginning June 2001, with one final payment of NOK 75,000,000 ($10,810,491) due at maturity in June 2003. As of December 31, 2002, this facility had been prepaid to a balance of NOK 40,000,000 ($5,765,595). This Norwegian bank facility is collateralized by security interests in two North Sea vessels, which requires Trico Supply to maintain certain financial ratios and limits the ability of Trico Supply to create liens, or merge or consolidate with other entities. Amounts borrowed under this facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin.

In April 1999, the Company issued $18,867,000 principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the "Ship Bonds") at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Ship Bonds are secured by first preferred ship mortgages on two supply vessels.

In April 1998, the Company issued $10,000,000 principal amount of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the "Bonds"). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are collateralized by a first preferred ship mortgage on the Company’s SWATH (small waterplane area twin hull) vessel, and by an assignment of the charter contract that the vessel commenced upon its completion.

8. Financial Instruments

During 2002, the Company purchased foreign exchange contracts with notional amounts ranging from $12,500,000 to $28,210,345, with contract terms lasting less than six months, to protect against the adverse effects that exchange rate fluctuations may have on foreign-currency-denominated intercompany payables and receivables. These derivatives did not qualify for hedge accounting, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," because they relate to existing assets and liabilities denominated in a foreign-currency. The gains and losses on both the derivatives and the foreign-currency-denominated intercompany payables and receivable are recorded as transaction adjustments in current earnings. A net loss of approximately $37,900 was recorded in 2002. There were no foreign exchange contracts outstanding as of December 31, 2002.

During 2001, the Company purchased a foreign exchange contract with a notional amount of approximately $24,574,000, to protect against the adverse effects that exchange rate fluctuations may have on foreign-currency-denominated intercompany payables and receivables. These derivatives did not qualify for hedge accounting. A net gain of approximately $19,000 was recorded in 2001.

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

9. Income Taxes

Income (loss) before income taxes and extraordinary item derived from U.S. and international operations for the three years in the period ended December 31, 2002 are as follows (in thousands):

	2002	2001	2000

United States	$(48,148)	$(26,327)	$(25,557)
International	5,718	16,087	6,788
	$(42,430)	$(10,240)	$(18,769)

The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

	2002	2001	2000

Current income taxes:
U.S. federal income taxes	$-	$-	$(40)
State income taxes	-	(35)	-
Foreign taxes	-	601	519

Deferred income taxes:
U.S. federal income taxes	12,844	(8,723)	(8,252)
State income taxes	41	(426)	(450)
Foreign taxes	1,665	5,266	2,891
	$14,550	$(3,317)	$(5,332)

The Company has not recognized a deferred tax liability for the undistributed earnings of a non-US subsidiary totaling approximately $57.1 million as of December 31, 2002 because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. The amount of the potential deferred tax liability has not been disclosed because it is impractical to calculate the amount at this time.

The Company’s deferred income taxes at December 31, 2002 and 2001 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
2002	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$-	$-	$-	$55,282
Deferral of foreign earnings	-	-	-	41,392
Insurance reserves	1,114	-	-	-
Net operating loss carryforward	-	86,935	-	-
Other	230	-	-	-
	$1,344	$86,935	$-	$96,674

Current deferred tax assets, net				$1,344

Non-current deferred tax asset, net				$31,653
Valuation Allowance				$32,997
Deferred tax asset after valuation, net				$-

Non-current deferred tax liabilities, net -
foreign jurisdiction				$41,392

	Deferred Tax Assets		Deferred Tax Liabilities
2001	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$-	$8,343	$-	$64,884
Deferral of foreign earnings	-	-	-	30,686
Insurance reserves	518	-	-	-
Alternative minimum tax credits	-	5,031	-	-
Foreign tax credits	-	779	-	-
Net operating loss carryforward	-	67,828	-	-
Other	188	-	-	-
	$706	$81,981	$-	$95,570

Current deferred tax assets, net				$706

Non-current deferred tax asset, net				$17,097

Non-current deferred tax liabilities, net -
foreign jurisdiction				$30,686

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	2002	2001	2000

Federal income taxes at statutory rate	$(14,851)	$(3,588)	$(6,569)
State income taxes net of federal benefit	41	(462)	(450)
Foreign tax rate differential	(417)	(1,138)	(589)
Goodwill	-	915	1,195
Non-deductible loss and expenses	40	382	574
Foreign earnings	589	574	507
Extraordinary items	(3,849)	-	-
Valuation Allowance	32,997	-	-

Income tax expense (benefit)	$14,550	$(3,317)	$(5,332)

Effective tax rate	27%	32%	28%

A tax benefit for the exercise of stock options in the amount of zero, $28,000, and $1,269,000 that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 2002, 2001 and 2000, respectively.

The net operating loss carryforwards for federal and state tax purposes are approximately $243.1 million at December 31, 2002 and expire at various periods through 2020. The Company incurred a change of control under IRC Section 382 on May 26, 2000 that will limit the utilization of approximately $167 million of net operating loss carryforwards to a set level as provided by regulations. The limitation should be approximately $17 million per year.

The Company incurred a non-cash charge of approximately $32,997,000 in 2002 as a result of establishing a valuation allowance against its net deferred tax assets. The valuation allowance consisted of $3.8 million related to the extraordinary items and approximately $29.1 million related to continuing operations. The valuation allowance is in accordance with SFAS No. 109, "Accounting for Income Taxes," which places significant weight on recent loss history in the determination of whether or not a valuation allowance is required.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for Reais 14,764,761 (approximately $4.0 million at December 31, 2002). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company has filed a timely defense and is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statue attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

10. Preferred Stock

In February 1998, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan (the "Plan"). In connection with the Plan, the Board of Directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preference Stock. Under the Plan, Preference Stock Purchase Rights (the "Rights") were distributed as a dividend at a rate of one Right for each share of the Company’s common stock held as of record as of the close of business on March 6, 1998. Each Right entitles holders of the Company’s common stock to buy a fraction of a share of the new series of the Company’s preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable.

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

According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards have a ten-year term and are fully exercisable. As of December 31, 2002, there were 811,668 stock options outstanding under the 1993 Plan.

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

During 2000, the Company granted 324,500 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company’s stock at that time which ranged from $10.69 to $11.63 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 10,000 awards granted to directors, which vested at the date of grant.

During 2001, the Company granted 10,000 Awards in the form of non-qualified stock options under the 1996 Plan at an exercise price equal to the fair value of the Company’s stock at that date, which was $12.91. The Awards expire in ten years, all awards were granted to directors and all vested at the date of grant. No awards were issued to employees in 2001.

During 2002, the Company granted 296,000 Awards in the form of non-qualified stock options under the 1996 Plan at exercise prices equal to the fair value of the Company’s stock at that time which ranged from $2.45 to $8.69 per share. The Awards have a ten-year term and vest in annual increments of 25% over the four years following their grant, except for 20,000 awards granted to directors that vested at the date of grant.

As of December 31, 2002, there were 1,272,300 options outstanding under the 1996 Plan.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000 and the changes during the years ended on those dates are presented below:

	2002		2001		2000
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning
of the year	1,857,218	$7.19	1,879,343	$7.24	1,811,980	$5.77
Granted	296,000	$7.12	10,000	$12.91	324,500	$11.60
Exercised	18,000	$3.36	8,750	$6.30	245,312	$1.70
Forfeited	25,688	$10.90	13,000	$9.22	8,325	$12.88
Expired	25,562	$18.45	10,375	$19.72	3,500	$20.75
Outstanding at end of year	2,083,968	$7.03	1,857,218	$7.19	1,879,343	$7.25
Exercisable at end of year	1,625,531	$6.68	1,492,118	$6.64	1,292,437	$5.37

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise	Outstanding	Contract	Exercise	Exercisable	Exercise
Prices	at 12/31/02	Life	Price	at 12/31/02	Price

$0.91	811,668	1.0	$.91	811,668	$.91
$2.45	20,000	9.9	2.45	-	2.45
$4.50	177,500	6.2	4.50	133,313	4.50
$7.125 to $8.69	446,500	6.9	7.64	201,000	7.94
$9.875 to $12.91	318,500	7.5	11.61	169,750	11.62
$17.75 to $19.50	166,400	5.1	17.81	166,400	17.81
$20.125 to $23.125	143,400	4.4	20.89	143,400	20.89
	2,083,968	4.4	$7.03	1,625,531	$6.68

12. Asset Write-Down

During 2002 the Company determined that the carrying value of two vessels exceeded their fair values. Fair value was determined through the use of estimated vessel discounted cash flows. The Company reduced net book value to the estimated fair value for the vessels and recorded a non-cash $5.2 million impairment charge. The above noted vessels are special purpose towing vessels with limited supply capabilities. In response to market conditions, the Company determinded during 2002 that the primary market for these vessels was in non-U.S. locations with lower day rates.

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

13. Employee Benefit Plans

Profit Sharing Plan
 The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants’ before tax savings contributions on up to 5% of the participants’ taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 2002, 2001 and 2000 of approximately $219,000, $245,000 and $60,000, respectively.

Pension Plan and Employee Benefits
Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans, which were acquired in association with the acquisition of Trico Supply. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations. Plan assets include investments in debt and equity securities and property.

	(in thousands)
	2002	2001

Change in Benefit Obligation

Benefit obligation at beginning of year	$2,241	$1,801
Service cost	307	242
Interest cost	118	98
Benefits paid	(51)	-
Translation adjustment and other	467	100

Benefit obligation at end of year	$3,082	$2,241

Change in Plan Assets

Fair value of plan assets at beginning of year	$2,444	$1,839
Actual return on plan assets	187	154
Contributions	504	338
Benefits paid	(51)	-
Translation adjustment and other	567	113

Fair value of plan assets at end of year	$3,651	$2,444

Funded status, over funded	$569	$204
Unrecognized net actuarial gain and other	31	7

Prepaid benefit cost	$600	$211

Weighted-Average Assumptions

Discount rate	5.80%	6.25%
Return on plan assets	6.80%	7.25%
Rate of compensation increase	3.30%	3.30%

	(in thousands)

Components of Net Periodic Benefit Cost	2002	2001	2000
Service cost	$307	$242	$249
Interest cost	118	98	77
Return on plan assets	(187)	(154)	(103)
Social security contributions	44	36	34
Recognized net actuarial loss	-	(15)	(10)

Net periodic benefit cost	$282	$207	$247

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan were approximately $2,815,000, $2,300,000 and $3,651,000, respectively, as of December 31, 2002 and $1,891,000, $1,480,000 and $2,444,000, respectively, as of December 31, 2001.

14. Commitments and Contingencies

During 2001 the Company entered into agreements to construct three 155-foot crew boats in a U.S. shipyard. Two of the crew boats were delivered in 2002. The third crew boat was delivered in March 2003 and had a total contract price of approximately $3.64 million. Progress payments against the third crew boat totaled approximately $2.19 as of December 31, 2002.

The Company entered into an agreement in October 2002 with a Brazilian shipyard to construct a vessel for approximately $40.0 million. As of December 31, 2002, approximately $1.3 million in progress payment were made. Remaining payments under the construction contract for the balance are expected to be approximately $23.1 million and $15.6 million for the years ended December 31, 2003 and 2004, respectively.

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance program. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s insurance coverages. At December 31, 2002 and 2001, the Company has accrued a liability in the amount of approximately $3,030,000 and $1,766,000, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

Future minimum payments under non-cancelable operating lease obligations are approximately $947,000, $911,000, $859,000, $829,000, $819,000 and $3,606,000 for the years ending December 31, 2003, 2004, 2005, 2006, 2007 and later years, respectively.

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

Long-term debt: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

Carrying amount	$390,107	$314,245
Fair value	$372,742	$284,055

Foreign currency forward exchange contracts: Fair value is estimated by obtaining quotes from brokers.

16. Quarterly Financial Data (Unaudited)

Year ended December 31, 2002(1)	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$32,108	$32,622	$33,996	$35,216
Operating loss	(344)	(2,319)	(2,189)	(7,225)
Loss before extraordinary items, net of tax	(4,793)	(7,681)	(30,159)	(14,347)
Net loss	(4,793)	(13,784)	(34,952)	(14,449)
Basic and diluted loss per share:
Net loss before extraordinary items per
average common share outstanding	(0.13)	(0.21)	(0.83)	(0.40)

Year ended December 31, 2001(2)	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Revenues	$43,277	$49,986	$47,661	$41,701
Operating income (loss)	9,870	14,420	(12,744)	5,707
Income (loss) before extraordinary items, net of tax	1,963	5,446	(13,448)	(884)
Net income (loss)	1,963	5,446	(13,448)	(884)
Basic and diluted earnings (loss) per share:
Net income (loss) before extraordinary items per
average common share outstanding	0.05	0.15	(0.37)	(0.02)

(1) The second, third and fourth quarters of fiscal year 2002 include non-cash charges of approximately $6.1 million (net of a $3.1 million tax benefit), $4.8 million and $0.1 million, respectively, for the early extinguishment of debt. The Company incurred a non-cash charge of approximately $22.7 million in the third quarter of 2002 as a result of a valuation allowance against its net deferred tax assets. Additionally the fourth quarter of fiscal year 2002 includes a $5.2 million non-cash charge related to the write-down on two vessels.

(2) The third quarter of fiscal 2001 includes a non-cash charge of approximately $24.3 million related to write-
down of eight vessels.

17. Segment and Geographic Information

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s three reportable segments are based on geographic area, consistent with the Company’s management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the other segment includes primarily Latin America and West Africa. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment.

Segment data as of and for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

December 31, 2002	U.S.	North Sea	Other	Totals

Revenues from external customers	$42,862	$71,155	$19,925	$133,942
Intersegment revenues	112	-	-	112
Interest revenue	447	293	2	742
Interest expense	24,005	4,403	24	28,432
Depreciation and amortization expense	20,366	18,556	4,300	43,222
Income tax expense	12,885	1,665	-	14,550
Segment net income (loss)	(72,344)	6,314	(1,948)	(67,978)
Long-lived assets	131,887	338,516	75,820	546,223
Segment total assets	470,712	488,598	80,406	1,039,716
Expenditures for segment assets	11,234	62,313	5,792	79,339

December 31, 2001	U.S.	North Sea	Other	Totals

Revenues from external customers	$99,021	$73,228	$10,376	$182,625
Intersegment revenues	144	-	-	144
Interest revenue	752	269	2	1,023
Interest expense	22,654	3,566	12	26,232
Depreciation and amortization expense	28,142	16,837	2,699	47,678
Income tax expense (benefit)	(8,802)	5,867	(382)	(3,317)
Segment net income (loss)	(16,432)	11,377	(1,868)	(6,923)
Long-lived assets	187,842	224,545	37,670	450,057
Segment total assets	561,265	340,695	39,474	941,434
Expenditures for segment assets	10,961	14,171	1,547	26,679

December 31, 2000	U.S.	North Sea	Other	Totals

Revenues from external customers	$70,044	$54,395	$8,448	$132,887
Intersegment revenues	144	-	-	144
Interest revenue	640	276	2	918
Interest expense	25,575	4,272	36	29,883
Depreciation and amortization expense	29,709	16,151	2,778	48,638
Income tax expense (benefit)	(8,915)	3,581	2	(5,332)
Extraordinary item, net of taxes	715	-	-	715
Segment net income (loss)	(16,990)	4,534	(266)	(12,722)
Long-lived assets	220,275	231,550	39,237	491,062
Segment total assets	577,852	344,103	39,976	961,931
Expenditures for segment assets	6,104	5,026	2,108	13,238

A reconciliation of segment total assets to consolidated total assets as of December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Assets
Total assets for reportable segments	$1,039,716	$941,434	$961,931
Elimination of intersegment receivables	(10,423)	(4,527)	(3,180)
Elimination of investment in subsidiaries	(280,182)	(281,195)	(280,629)

Total consolidated assets	749,111	$655,712	$678,122

For the year ended December 31, 2002, revenues from one customer and its affiliates were approximately $17.8 million or 13% of the Company’s consolidated revenues. Revenues for the Company’s U.S., North Sea and West Africa segments include approximately $8.2 million, $3.3 million and $6.3 million of these revenues, respectively.

For the year ended December 31, 2001, revenues from one customer and its affiliates were approximately $29,695,000, or 16% of the Company’s consolidated revenues. Revenues for the Company’s U.S. and North Sea segments include approximately $22.6 million and $7.1 million of these revenues, respectively.

For the year ended December 31, 2000, revenues from another customer of the Company’s North Sea segment represented approximately $13.4 million, or 10%, of the Company’s consolidated revenues.

18. Condensed Consolidating Financial Statements for Subsidiary Guarantors

The following tables present the consolidating historical financial statements as of December 31, 2002 and 2001 and for the three fiscal years in the period ended December 31, 2002 for the subsidiaries of the Company that serve as guarantors of the 8 7/8% senior notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

Condensed Consolidating Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$2,971	$7,194	$-	$10,165
Restricted Cash	-	-	950	-	950
Accounts receivable, net	5,109	19,924	14,104	-	39,137
Due from affiliates	17,078	-	3,547	(20,625)	-
Prepaid expenses and other current assets	67	771	316	-	1,154
Deferred income taxes	-	-	-	-	-
Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	-	3,617	1,720	-	5,337
Marine vessels	-	241,076	446,634	-	687,710
Construction-in-progress	-	2,690	4,368	-	7,058
Transportation and other	-	2,875	1,315	-	4,190
	-	250,258	454,037	-	704,295
Less accumulated depreciation and amortization	-	86,747	71,325	-	158,072
Net property and equipment	-	163,511	382,712	-	546,223

Investment in subsidaries	344,466	7,239	-	(351,705)	-
Due from affiliates	157,138	19,269	-	(176,407)	-
Goodwill,net	364	-	110,241	-	110,605
Other assets	7,739	14,350	18,788	-	40,877
Deferred income taxes	16,230	-	-	(16,230)	-
	$548,191	$228,035	$537,852	$(564,967)	$749,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-	$8,701	$-	$8,701
Accounts payable	-	5,267	5,868	-	11,135
Due to affiliates	-	20,625	-	(20,625)	-
Accrued expenses	30	1,712	4,181	-	5,923
Accrued insurance reserve	-	3,030	-	-	3,030
Accrued interest	2,835	39	1,151	-	4,025
Income tax payable	-	-	94	-	94
Total current liabilities	2,865	30,673	19,995	(20,625)	32,908
Long-term debt	250,000	22,500	104,881	-	377,381
Due to affiliates	-	157,138	19,269	(176,407)	-
Deferred income taxes	-	12,005	45,617	(16,230)	41,392
Other liabilities	-	-	2,104	-	2,104
Total liabilities	252,865	222,316	191,866	(213,262)	453,785

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,344,367 shares issued and 36,272,335
shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings(accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	-	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)
Total stockholders' equity	295,326	5,719	345,986	(351,705)	295,326
	$548,191	$228,035	$537,852	$(564,967)	$749,111

Condensed Consolidating Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31, 2001
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$27,954	$4,000	$-	$31,954
Restricted Cash	-	-	670	-	670
Accounts receivable, net	183	23,977	13,255	-	37,415
Due from affiliates	21,068	3,878	768	(25,714)	-
Prepaid expenses and other current assets	220	705	2,234	-	3,159
Deferred income taxes	-	706	-	-	706
Total current assets	21,471	57,220	20,927	(25,714)	73,904

Property and equipment, at cost:
Land and buildings	-	3,616	190	-	3,806
Marine vessels	-	253,260	302,335	-	555,595
Construction-in-progress	-	1,428	5,726	-	7,154
Transportation and other	-	3,351	1,078	-	4,429
	-	261,655	309,329	-	570,984
Less accumulated depreciation and amortization	-	77,601	43,326	-	120,927

Net property and equipment	-	184,054	266,003	-	450,057

Investment in subsidaries	294,305	5,634	-	(299,939)	-
Due from affiliates	192,652	-	-	(192,652)	-
Goodwill, net	364	-	85,364	-	85,728
Other assets	3,145	13,556	12,225	-	28,926
Deferred income taxes	36,686	-	-	(19,589)	17,097

	$548,623	$260,464	$384,519	$(537,894)	$655,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$-	$-	$4,540	$-	$4,540
Accounts payable	-	6,940	2,362	-	9,302
Due to affiliates	-	21,836	3,878	(25,714)	-
Accrued expenses	-	1,980	3,390	-	5,370
Accrued insurance reserve	-	1,766	-	-	1,766
Accrued interest	8,778	-	372	-	9,150
Income tax payable	-	-	601	-	601

Total current liabilities	8,778	32,522	15,143	(25,714)	30,729

Long-term debt	247,860	-	52,695	-	300,555
Due to affiliates	-	181,298	11,353	(192,651)	-
Deferred income taxes	-	16,556	33,719	(19,589)	30,686
Other liabilities	259	-	1,757	-	2,016

Total liabilities	256,897	230,376	114,667	(237,954)	363,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,326,367 shares issued and 36,254,335
shares outstanding	363	50	1,918	(1,968)	363
Additional paid-in capital	337,283	4,822	280,335	(285,157)	337,283
Retained earnings	17,531	25,216	51,049	(76,265)	17,531
Cumulative foreign currency translation adjustment	(63,450)		(63,450)	63,450	(63,450)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)

Total stockholders' equity	291,726	30,088	269,852	(299,940)	291,726
	$548,623	$260,464	$384,519	$(537,894)	$655,712

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$-	$60,240	$79,711	$(6,180)	$133,771
Other vessel income	-	454	306	(589)	171

Total revenues	-	60,694	80,017	(6,769)	133,942

Operating expenses:
Direct vessel operating expenses and other	240	52,250	38,382	(6,771)	84,101
General and administrative	145	9,365	5,567	-	15,077
Amortization of marine inspection costs	-	4,941	5,284	-	10,225
Depreciation and amortization expense	-	16,804	15,066	-	31,870
Asset write-down	-	5,200	-	-	5,200
Gain on sales of assets	-	(443)	(11)	-	(454)

Total operating expenses	385	88,117	64,288	(6,771)	146,019

Operating income (loss)	(385)	(27,423)	15,729	2	(12,077)

Interest expense	(22,352)	(2,441)	(5,690)	2,051	(28,432)
Amortization of deferred financing costs	(589)	(296)	(242)	-	(1,127)
Equity in net earnings of subsidiaries	(20,316)	1,605	-	18,711	-
Other income (loss), net	2,090	451	(1,282)	(2,053)	(794)

Income (loss) before income taxes and extraordinary item	(41,552)	(28,104)	8,515	18,711	(42,430)

Income tax expense (benefit)	15,530	(3,837)	2,857	-	14,550

Income (loss) before extraordinary item	(57,082)	(24,267)	5,658	18,711	(56,980)

Extraordinary charge for early retirement of
debt	(10,896)	(102)	-	-	(10,998)

Net income (loss)	(67,978)	(24,369)	5,658	18,711	(67,978)

Equity in comprehensive income of subsidiaries	71,518	-	-	(71,518)	-

Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	71,518	-	71,518

Comprehensive income (loss)	$3,540	$(24,369)	$77,176	$(52,807)	$3,540

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31, 2001
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$-	$106,447	$83,940	$(7,860)	$182,527
Other vessel income	-	326	1,289	(1,517)	98

Total revenues	-	106,773	85,229	(9,377)	182,625

Operating expenses:
Direct vessel operating expenses and other	297	58,740	32,484	(9,377)	82,144
General and administrative	129	8,688	4,776	-	13,593
Amortization of marine inspection costs	-	9,807	3,617	-	13,424
Depreciation and amortization expense	86	17,854	14,948	-	32,888
Asset write-down	-	21,249	3,011	-	24,260
Loss (gain) on sales of assets	-	(926)	(11)	-	(937)

Total operating expenses	512	115,412	58,825	(9,377)	165,372

Operating income (loss)	(512)	(8,639)	26,404	-	17,253

Interest expense	(20,997)	(2,110)	(5,000)	1,875	(26,232)
Amortization of deferred financing costs	(835)	(335)	(196)	-	(1,366)
Equity in net earnings of subsidiaries	6,946	2,859	-	(9,805)	-
Other income, net	1,872	830	(722)	(1,875)	105

Loss before income taxes and extraordinary item	(13,526)	(7,395)	20,486	(9,805)	(10,240)

Income tax expense (benefit)	(6,603)	(4,121)	7,407	-	(3,317)

Income (loss) before extraordinary item	(6,923)	(3,274)	13,079	(9,805)	(6,923)

Extraordinary item, net of taxes	-	-	-	-	-

Net income (loss)	(6,923)	(3,274)	13,079	(9,805)	(6,923)

Equity in comprehensive loss of subsidiary	(1,015)	-	-	1,015	-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(1,015)	-	(1,015)

Comprehensive income (loss)	$(7,938)	$(3,274)	$12,064	$(8,790)	$(7,938)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31, 2000
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$-	$75,505	$65,404	$(8,123)	$132,786
Other vessel income	-	399	278	(576)	101
Total revenues	-	75,904	65,682	(8,699)	132,887
Operating expenses:
Direct vessel operating expenses and other	331	49,442	26,361	(8,699)	67,435
General and administrative	153	6,283	4,320	-	10,756
Amortization of marine inspection costs	-	11,080	2,751	-	13,831
Depreciation and amortization expense	86	18,303	15,030	-	33,419
Asset write-down	-	-	-	-	-
Loss (gain) on sales of assets	-	(3,921)	-	-	(3,921)
Total operating expenses	570	81,187	48,462	(8,699)	121,520
Operating income (loss)	(570)	(5,283)	17,220	-	11,367
Interest expense	(22,258)	(3,457)	(5,881)	1,713	(29,883)
Amortization of deferred financing costs	(883)	(291)	(214)	-	(1,388)
Equity in net earnings of subsidiaries	387	2,982	-	(3,369)	-
Other income, net	1,667	931	250	(1,713)	1,135
Loss before income taxes and extraordinary item	(21,657)	(5,118)	11,375	(3,369)	(18,769)
Income tax expense (benefit)	(8,220)	(2,300)	5,188	-	(5,332)
Income (loss) before extraordinary item	(13,437)	(2,818)	6,187	(3,369)	(13,437)
Extraordinary item, net of taxes	715	-	-	-	715
Net income (loss)	(12,722)	(2,818)	6,187	(3,369)	(12,722)
Equity in comprehensive loss of subsidiary	(30,052)	-	-	30,052	-
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	(30,052)	-	(30,052)

Comprehensive loss	$(42,774)	$(2,818)	$(23,865)	$26,683	$(42,774)

Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(67,978)	$(24,369)	$5,658	$18,711	$(67,978)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	632	22,040	20,592	-	43,264
Deferred marine inspection costs	-	(3,212)	(6,330)	-	(9,542)
Deferred income taxes	15,529	(3,837)	2,667	-	14,359
Equity in net earnings (loss)	20,316	(1,605)	-	(18,711)	-
Extraordinary item, net of taxes	10,896	102	-	-	10,998
Asset write-down	-	5,200	-	-	5,200
Gain on sales of assets	-	(443)	(11)	-	(454)
Provision for doubtful accounts	-	120	-	-	120
Change in operating assets and liabilites:
Restricted cash	-	-	(92)	-	(92)
Accounts receivable	-	3,933	2,136	-	6,069
Prepaid expenses and other current assets	132	(67)	2,611	-	2,676
Accounts payable and accrued expenses	(5,913)	(639)	2,660	-	(3,892)
Other, net	24	(2,179)	(6,510)	-	(8,665)
Net cash provided by (used in) operating
activities	(26,362)	(4,956)	23,381	-	(7,937)
Cash flows from investing activities:
Purchases of property and equipment	-	(8,593)	(61,204)	-	(69,797)
Proceeds from sales of assets	-	1,965	19	-	1,984
Proceeds from sale_leaseback transactions	-	5,858	-	-	5,858
Dividends received from subsidiaries	2,089	-	-	(2,089)	-
Other	(1,025)	-	(1,610)	1,025	(1,610)
Net cash provided by (used in) investing
activities	1,064	(770)	(62,795)	(1,064)	(63,565)
Cash flows from financing activities:
Net proceeds from issuance of stock	60	-	1,025	(1,025)	60
Proceeds from issuance of long-term debt	247,990	44,000	54,602	-	346,592
Repayment of long-term debt	(256,366)	(21,518)	(14,402)	-	(292,286)
Dividends paid to parent	-	-	(2,089)	2,089	-
Advances to/from affiliates	39,503	(40,762)	1,259	-	-
Deferred financing costs and other	(5,889)	(977)	-	-	(6,866)
Net cash provided by (used in) financing
activities:	25,298	(19,257)	40,395	1,064	47,500
Effect of exchange rates on cash and cash
equivalents	-	-	2,213	-	2,213
Net increase (decrease) in cash and cash equivalents	-	(24,983)	3,194	-	(21,789)
Cash and cash equivalents at beginning of period	-	27,954	4,000	-	31,954
Cash and cash equivalents at end of period	$-	$2,971	$7,194	$-	$10,165

Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2001
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,923)	$(3,274)	$13,079	$(9,805)	$(6,923)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization expense	849	27,996	18,761	-	47,606
Deferred marine inspection costs	-	(4,782)	(6,566)	-	(11,348)
Deferred income taxes	(6,421)	(4,269)	6,859	-	(3,831)
Equity in net earnings (loss)	(6,946)	(2,859)	-	9,805	-
Extraordinary item, net of taxes	-	-	-	-	-
Asset write-down	-	21,249	3,011	-	24,260
Gain on sales of assets	-	(926)	(11)	-	(937)
Provision for doubtful accounts	-	120	-	-	120
Change in operating assets and liabilites:
Restricted cash	-	-	(137)	-	(137)
Accounts receivable	(183)	1,830	(3,494)	-	(1,847)
Prepaid expenses and other current assets	(160)	(293)	687	-	234
Accounts payable and accrued expenses	-	5,376	(3,305)	-	2,071
Other, net	-	(1,222)	1,370	-	148

Net cash provided by (used in) operating
activities	(19,784)	38,946	30,254	-	49,416

Cash flows from investing activities:
Purchases of property and equipment	-	(7,170)	(8,161)	-	(15,331)
Proceeds from sales of assets	-	1,785	33	-	1,818
Investment in subsidiaries	-	-	-	-	-
Dividends received from subsidiaries	-	-	-	-	-
Other	65	-	(500)	-	(435)

Net cash provided by (used in) investing
activities	65	(5,385)	(8,628)	-	(13,948)

Cash flows from financing activities:
Net proceeds from issuance of stock	83	-	-	-	83
Proceeds from issuance of long-term debt	-	-	1,075	-	1,075
Repayment of long-term debt	-	-	(22,467)	-	(22,467)
Dividends paid to parent	-	-	-	-	-
Advances to/from affiliates	19,633	(20,950)	1,317	-	-
Deferred financing costs and other	-	(141)	-	-	(141)

Net cash provided by (used in) financing
activities:	19,716	(21,091)	(20,075)	-	(21,450)

Effect of exchange rates on cash and cash
equivalents	-	-	(158)	-	(158)

Net increase (decrease) in cash and cash equivalents	(3)	12,470	1,393	-	13,860

Cash and cash equivalents at beginning of period	3	15,484	2,607	-	18,094
Cash and cash equivalents at end of period	$-	$27,954	$4,000	$-	$31,954

Condensed Consolidating Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2000
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(12,722)	$(2,818)	$6,187	$(3,369)	$(12,722)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization expense	894	29,674	17,993	-	48,561
Deferred marine inspection costs	-	(4,031)	(3,621)	-	(7,652)
Deferred income taxes	(9,544)	(1,718)	5,673	-	(5,589)
Equity in net earnings (loss)	(387)	(2,982)	-	3,369	-
Extraordinary item, net of taxes	(715)	-	-		(715)
Asset write-down	-	-	-	-	-
Gain on sales of assets	-	(3,921)	-	-	(3,921)
Provision for doubtful accounts	-	-	-	-	-
Change in operating assets and liabilites:
Restricted cash	-	-	15	-	15
Accounts receivable	24	(9,187)	(3,827)	-	(12,990)
Prepaid expenses and other current assets	152	78	(1,078)	-	(848)
Accounts payable and accrued expenses	748	501	(5,647)	-	(4,398)
Other, net	(136)	(357)	1,291	-	798

Net cash provided by (used in) operating
activities	(21,686)	5,239	16,986	-	539

Cash flows from investing activities:
Purchases of property and equipment	-	(4,232)	(1,354)	-	(5,586)
Proceeds from sales of assets	-	14,008	-	-	14,008
Investment in subsidiaries	(200)	-	-	200	-
Dividends received from subsidiaries	14,305	-	-	(14,305)	-
Other	-	-	(322)	-	(322)

Net cash provided by (used in) investing
activities	14,105	9,776	(1,676)	(14,105)	8,100

Cash flows from financing activities:
Net proceeds from issuance of stock	39,413	-	200	(200)	39,413
Proceeds from issuance of long-term debt	-	-	28,400	-	28,400
Repayment of long-term debt	-	(31,000)	(32,637)	-	(63,637)
Dividends paid to parent	-	-	(14,305)	14,305	-
Advances to/from affiliates	(32,098)	30,165	1,933	-	-
Deferred financing costs and other	-	(156)	-	-	(156)

Net cash provided by (used in) financing
activities:	7,315	(991)	(16,409)	14,105	4,020

Effect of exchange rates on cash and cash
equivalents	-	-	(463)	-	(463)

Net increase (decrease) in cash and cash equivalents	(266)	14,024	(1,562)	-	12,196

Cash and cash equivalents at beginning of period	269	1,460	4,169	-	5,898
Cash and cash equivalents at end of period	$3	$15,484	$2,607	$-	$18,094

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

        Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.     Executive Compensation

        Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.     Controls and Procedures

        Within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of the evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements, schedules and exhibits are filed as part of this Report:

	(1)	Financial Statements. Reference is made to Item 8 hereof.

	(2)	Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedule Valuation and Qualifying Accounts

	(3)	Exhibits. See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

(b)	Reports Form 8-K:

        On October 7, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing that the Company and GE Commercial Equipment Financing entered into an agreement to provide approximately $11.4 million of funding.

        On October 23, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing the recording of a non-cash charge of approximately $22.7 million to our third quarter 2002 earnings through the establishment of a valuation allowance against our deferred tax assets

        On October 31, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing earnings for the quarter ended September 30, 2002.

        On December 23, 2002, we filed a report on Form 8-K, reporting under Item 5, announcing that we entered into a new $50 million revolving credit facility to refinance our previous $45 million credit facility.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

	By:	/s/ Thomas E. Fairley
Thomas E. Fairley
President and Chief Executive Officer
Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Fairley	President, Chief Executive Officer	March 28, 2003
Thomas E. Fairley	and Director
(Principal Executive Officer)

/s/ Ronald O. Palmer	Chairman of the Board	March 28, 2003
Ronald O. Palmer

/s/ Victor M. Perez	Vice President, Chief Financial	March 28, 2003
Victor M. Perez	Officer and Treasurer
(Principal Financial Officer)

/s/Kim E. Stanton	Vice President and Controller	March 28, 2003
Kim E. Stanton	(Principal Accounting Officer)

/s/ H. K. Acord	Director	March 28, 2003
H. K. Acord

Director
James C. Comis III

/s/ Edward C. Hutcheson, Jr.	Director	March 28, 2003
Edward C. Hutcheson, Jr.

/s/ Robert Sheehy	Director	March 28, 2003
Robert Sheehy

/s/ Joseph S. Compofelice	Director	March 28, 2003
Joseph S. Compofelice

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Victor M. Perez, certify that:

1.	I have reviewed this annual report on Form 10-K for Trico Marine Services, Inc., for the reporting period ended December 31, 2002;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date" ); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Victor M. Perez
Victor M. Perez
Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Fairley, certify that:

1.	I have reviewed this annual report on Form 10-K for Trico Marine Services, Inc., for the reporting period ended December 31, 2002;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date" ); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Thomas E. Fairley
Thomas E. Fairley
President and Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.

Our audits on the consolidated financial statements referred to in our report dated February 12, 2003, are included in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 12, 2003

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
for the years ended December 31, 2002, 2001 and 2000
(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Recoveries (Deductions)	Balance at end of period
2002 Valuation allowance on deferred tax assets Deducted in balance sheet from accounts receivable:	$ -	$32,997	$ -	$ -	$32,997
Allowance for doubtful accounts - trade	$338	$ 120	$ -	$ (36)	$ 422
2001 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$184	$ 120	$ -	$ 34	$ 338
2000 Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts - trade	$420	$ -	$ -	$(236)	$ 184

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3	Bylaws of the Company, as amended. (1)
4.1	Specimen Common Stock Certificate. (2)
4.2

Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA, Saevik Shipping AS, and Chase Bank of Texas, National Association, as Trustee ("Indenture"). (3)

4.3	Form of Note and Subsidiary Guarantee under the Indenture. (3)
4.4	Rights Agreement dated as of February 19, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(4)
4.5	Form of Rights Certificate and of Election to Exercise.(4)
4.6	Certificate of Designations for the Company’s Series AA Participating Cumulative Preference Stock.(4)
4.7	Indenture dated as of May 31, 2002, among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and JPMorgan Chase Bank, as trustee.(5)
4.8

Registration Rights Agreement dated as of May 31, 2002, among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Wells Fargo Securities, LLC, Banc One Capital Markets, Inc. and Nordea Bank Finland PLC, New York Branch. (5)

10.1	Form of Indemnity Agreement by and between the Company and each of the Company’s directors. (2)
10.2

Loan Agreement dated as of June 23, 1998 between Saevik Shipping, AS, Den Norske Bank, ASA, as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof.(6)

10.3	Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (7)
10.4	Stockholders’Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP. (7)
10.5	Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.(8)
10.6	Supplement dated April 18, 2000 to Loan Agreement dated as of April 18, 2000 between Trico Shipping AS and Den Norske Bank ASA, as agent for itself and Nedship Bank N.V.(8)
10.7	The Company’s 1996 Incentive Compensation Plan. (2) W
10.8	The Company’s 1993 Stock Option Plan. (2) W
10.9	Form of Stock Option Agreement under the 1993 Stock Option Plan. (2) W
10.10	Form of Option Agreement under the 1996 Incentive Compensation Plan. (2) W
10.11	Form of Noncompetition, Nondisclosure and Severance Agreements between the Company and each of its Executive Officers. (2) W
10.12	Loan Agreement dated April 24, 2002 between Trico Shipping AS and Den Norske Bank ASA, as agent, and the other lenders specified therein. (9)

Exhibit Number

10.13	Master Bareboat Charter dated as of September 30, 2002, between Trico Marine Operators, Inc. and General Electric Capital Corporation. (10)
10.14	Credit Agreement, dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent. (11)
10.15	First Amendment, dated as of February 4, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.
10.16	Second Amendment, dated as of March 26, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 19, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 6, 1998.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2002.
(6)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K dated March 26, 1999.
(7)	Incorporated by reference to the Schedule 13D filed by Inverness/Phoenix Partners LP on June 7, 1999.
(8)	Incorporated by reference to the Company’s 2000 Annual Report on Form 10-K dated February 28, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2002, for the quarter ended March 31, 2002.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002 for the quarter ended September 30, 2002.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2002.
W	Management Contract or Compensation Plan or Arrangement.

E-2