Form 10-K/A
period 2002-12-31
TRICO MARINE SERVICES INC
filed 2003-04-30
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28316

 Trico Marine Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 250 North American Court Houma, Louisiana (Address of principal executive offices)	72-1252405 (I.R.S. Employer Identification No.) 70363 (Zip Code)

Registrant’s telephone number, including area code: (985) 851-3833

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes        No  X

                The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 based on the closing price on the Nasdaq National Market on that date was $192,986,392.

        The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of February 28, 2003 was 36,272,335.

DOCUMENTS INCORPORATED BY REFERENCE

                None.

                We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Report") to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

PART III

Item 10.	Directors and Executive Officers of the Registrant

                The following table sets forth, as of April 15, 2003, information about our directors:

Name	Age	Director Since	Term Expires
Ronald O. Palmer	56	1993	2003
Robert N. Sheehy, Jr.	42	2002	2003
H. K. Acord	69	1997	2004
Edward C. Hutcheson, Jr.	57	1994	2004
James C. Comis III	38	1999	2004
Joseph S. Compofelice	53	2003	2005
Thomas E. Fairley	55	1993	2005

                Ronald O. Palmer has been Chairman of the Board of the Company since 1993.

                Robert N. Sheehy, Jr. was appointed by the Board to fill the vacancy created by the resignation of Joel V. Staff as a director in 2002. Mr. Sheehy is a Managing Director of Inverness Management LLC. Through Inverness Management LLC and its affiliates, Mr. Sheehy has been engaged in sponsoring and investing in private equity transactions since 1996.

                H. K. Acord is an oil and gas consultant. From 1993 to 1996, Mr. Acord served as Executive Vice President, Exploration and Production Division, of Mobil Oil Corporation. From 1989 to 1993, he served as a Vice President of International Producing Operations for Mobil.

                Edward C. Hutcheson, Jr. is a private investor and consultant. Since February 2000, Mr. Hutcheson has been involved in private investment activities and has provided consulting services to private companies seeking capital. Previously, Mr. Hutcheson was a principal of PGG Capital, the merchant banking subsidiary of Pinnacle Global Group, Inc. (financial services company). In addition, Mr. Hutcheson was a principal of HWG Capital, a subsidiary of Harris, Webb & Garrison (investment banking firm). From November 1994 to March 1997, he served as Chief Executive Officer or Chairman of the Board of Crown Castle International Corp. (owner and manager of wireless communications towers). From March 1992 to December 1993, Mr. Hutcheson served as President and Chief Operating Officer of Baroid Corporation (an energy services and equipment provider). He is a Director of Titanium Metals Corporation (titanium sponge and mill product producer), Pinnacle Management & Trust Co. and Crown Castle.

                James C. Comis III is a Managing Director of Inverness Management LLC. Mr. Comis has also served as Managing Director of Inverness/Phoenix LLC since 1994. Through Inverness and its affiliates, Mr. Comis has been engaged in sponsoring and investing in private equity transactions since 1990. He is a Director of National-Oilwell, Inc. (manufacturer and distributor of oilfield equipment) and Southwestern Life Holdings, Inc. (insurance holding company).

                Joseph S. Compofelice was appointed by the Board to fill the vacancy created by the resignation of Benjamin F. Bailar as a director in 2002. Mr. Compofelice is President and Chief Executive Officer of Aquilex Services Corp. (service and equipment provider to the power generation industry). He is also a Director of Contango Oil and Gas Company. From 1998 through 2000, Mr. Compofelice was the Chairman and Chief Executive Officer of CompX International Inc. (a provider of hardware components to the office furniture, computer and other industries). From 1994 to 1998, he was a Director and  Chief Financial Officer of NL Industries, Inc. (a maker of titanium dioxide), Titanium Metals Corporation (a worldwide manufacturer of titanium metal sponge, ingot and other titanium products), and Tremont Corp. Prior to that Mr. Compofelice was President of the Oilfield Equipment Group of Baroid Corporation and President of Smith Drilling Systems oilfield service entities.

                Thomas E. Fairley is President and Chief Executive Officer of the Company. He also serves as a Director of Gulf Island Fabrication, Inc. (fabricator of offshore production platforms).

Section 16(A) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of our equity securities. To the best of our knowledge, all required forms were timely filed with the SEC during 2002, except for a late Form 3 reporting the initial statement of beneficial ownership of securities by Mr. Sheehy due to a clerical error.

Item 11.	Executive Compensation.

Annual Compensation

                The following table sets forth all cash compensation and options granted for the three years ended December 31, 2002 to our five most highly compensated executive officers.

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Long-Term Compensation Awards No. of Shares Underlying Options Granted	All Other Compensation

Thomas E. Fairley President and Chief Executive Officer	2002 2001 2000	$300,000 288,750 210,000	--- --- $60,000	--- --- ---	34,000 --- 42,000	$6,302 5,918 3,876

Ronald O. Palmer Chairman of the Board	2002 2001 2000	$300,000 288,750 210,000	--- --- $60,000	--- --- ---	34,000 --- 42,000	$4,005 4,609 3,457

Victor M. Perez Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	$175,000 171,875 150,000	--- --- $35,000	--- --- ---	25,000 --- 32,000	$3,941 3,760 2,470

Charles M. Hardy Vice President - Operations	2002 2001 2000	(2) $156,563 150,000 63,068	$12,000 20,000 ---	--- --- ---	10,000 --- 5,000	$2,426 1,161 477

Kenneth W. Bourgeois Vice President	2002 2001 2000	$142,500 105,000 105,000	$12,000 17,000 14,000	--- --- ---	10,000 --- 12,000	$3,878 3,489 2,246

(1)	Perquisites and other personal benefits paid to each listed officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus for that year.

(2)	Mr. Hardy became an officer of the company in July 2000.

2002 Stock Option Grants

                The following table contains information concerning the grant of stock options to our five most highly compensated executive officers during 2002. We did not grant any stock appreciation rights to the listed officers in 2002.

2002 STOCK OPTION GRANTS

Name	No. of Shares Underlying Options Granted(1)	% of Total Options Granted to Employees in 2002	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%

Thomas E. Fairley	34,000	12.31%	$7.40	1/10/12	158,230	400,968
Ronald O. Palmer	34,000	12.31%	7.40	1/10/12	158,230	400,968
Victor M. Perez	25,000	9.06%	7.40	1/10/12	116,346	294,842
Charles M. Hardy	10,000	3.62%	7.40	1/10/12	46,538	117,937
Kenneth W. Bourgeois	10,000	3.62%	7.40	1/10/12	46,538	117,937

(1)	These options become exercisable in annual 25% increments beginning on January 10, 2003, and on each anniversary thereafter.

(2)	Appreciation is calculated over the term of the options, beginning with the fair market value on the date of grant of the options, which was $7.40.

                    AGGREGATE OPTION EXERCISES DURING 2002 AND OPTION VALUES AT YEAR END

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Year End(1) Exercisable/ Unexercisable

Thomas E. Fairley	---	---	438,540/61,000	$850,727/ ---
Ronald O. Palmer	10,000	$15,900	373,551/60,875	694,361/ ---
Victor M. Perez	---	---	220,265/45,125	350,634/ ---
Charles M. Hardy	---	---	2,500/12,500	--- / ---
Kenneth W. Bourgeois	---	---	67,000/19,000	19,360/ ---

(1)	Based on the difference between the closing sale price of common stock of $3.33 on December 31, 2002, as reported by the Nasdaq Stock Market, and the exercise price of such options.

Severance and Control Agreements

                We have severance agreements with several of our executive officers which provide for severance payments to the officers in the event they are terminated by us as the result of a change in control or for any reason other than for cause (as defined in the agreement). The severance payment is a year's salary, payment of any bonus owed and continuation of non-cash benefits for 12 months.

                The officers are prohibited during their employment and for one year thereafter from engaging in a competitive business with us, soliciting business from our customers, attempting to hire our employees and disclosing our confidential information.

Compensation Committee Interlocks and Insider Participation

                None of our executive officers served in 2002 as a director or member of the compensation committee of another entity one of whose executive officers served as one of our directors or on our Compensation Committee.

Compensation of Directors

                Each non-employee director receives an annual fee of $25,000, plus $1,000 for each Board or committee meeting attended. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

                Under our Amended and Restated 1996 Incentive Compensation Plan, each non-employee director receives options to purchase 2,000 shares of our common stock on the day following each annual meeting of stockholders while such plan remains in effect. Each non-employee director who joins the Board also receives options to purchase 10,000 shares of common stock on the date he joins the Board. The options become exercisable immediately and expire ten years from the date of grant. The exercise price of the options is the closing sales price of our common stock on the date of grant on the Nasdaq Stock Market.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Directors and Executive Officers

                The following table sets forth, as of April 15, 2003, the beneficial ownership of common stock of our directors and five highest compensated executive officers and all directors and executive officers as a group, as determined in accordance with SEC rules. Unless otherwise indicated, the securities are held with sole voting and investment power.

Name of Beneficial Owner	Number of Shares(1)		Percent of Class

H. K. Acord	39,000		*
Kenneth W. Bourgeois	75,500		*
James C. Comis III	7,663,000	(2)	21.1%
Joseph S. Compofelice	10,000		*
Thomas E. Fairley	506,826		1.4%
Charles M. Hardy	7,000		*
Edward C. Hutcheson, Jr.	33,000		*
Ronald O. Palmer	498,326	(3)	1.4%
Victor M. Perez	238,640		*
Robert N. Sheehy, Jr.	12,000		*
All directors and executive officers as a group (14 persons)	9,237,353	(4)	25.5%

*	Less than one percent.

(1)

Includes the following number of shares subject to options that are exercisable by June 15, 2003: Mr. Acord, 22,000; Mr. Bourgeois, 75,500; Mr. Comis, 18,000; Mr. Compofelice, 10,000; Mr. Fairley, 463,540; Mr. Hardy, 5,000; Mr. Hutcheson, 12,000; Mr. Palmer, 398,426; Mr. Perez, 238,640; Mr. Sheehy, 12,000.

(2)

Includes 7,645,000 shares beneficially owned by Inverness/Phoenix Capital LLC ("I/P Capital"), of which Mr. Comis is an indirect controlling member. Mr. Comis disclaims beneficial ownership of all shares beneficially owned by the Funds.

(3)	Includes 2,000 shares beneficially owned by trusts of which Mr. Palmer’s children are beneficiaries and of which Mr. Palmer is a co-trustee.

(4)	Includes 1,375,356 shares subject to options that are exercisable by June 15, 2003 held by executive officers and directors of the Company.

___________________

Stock Ownership of Certain Beneficial Owners

                The following table is based on reports filed with the SEC and indicates the beneficial ownership, as of April 15, 2003, of our common stock by each person known by us to beneficially own more than 5% of our outstanding common stock as determined in accordance with SEC rules. Unless otherwise indicated, the shares are held with sole voting and investment power.

Name of Beneficial Owner	Number of Shares		Percent of Class

Inverness/Phoenix Partners LP(1) 600 Steamboat Road, Greenwich, Connecticut 06830	7,517,460	(2)	20.7%
Executive Capital Partners I LP(1) 600 Steamboat Road, Greenwich, Connecticut 06830	3,950,040	(2)	10.9%
Inverness/Trico Investors LLC(1) 600 Steamboat Road, Greenwich, Connecticut 06830	3,822,500		10.5%
Loomis, Sayles & Co., L.P. (3) One Financial Center, Boston, Massachusetts 02111	2,262,684		6.2%
Mellon Financial Corporation(4) One Mellon Center, Pittsburgh, Pennsylvania 15258	4,934,086		13.6%
Dimensional Fund Advisors Inc.(5) 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401	2,365,000		6.5%

(1)

Inverness/Phoenix Partners LP (the "Fund") and Executive Capital Partners I LP (the "Executive Fund"), are the controlling members of Inverness/Trico Investors LLC (the "Trico Fund," and collectively with the Fund and the Executive Fund, the "Funds"). The general partner of the Funds is I/P Capital, which is deemed to beneficially own the shares held by the Funds. I/P Capital disclaims beneficial ownership of all shares beneficially owned by the Funds.

(2)	Includes 3,822,500 shares held by the Trico Fund. The Fund and the Executive Fund each disclaim beneficial ownership of all shares beneficially owned by the Trico Fund.

(3)	Loomis, Sayles & Co., L.P. reported sole voting power with respect to 2,006,270 shares and sole dispositive power with respect to 2,262,684 shares.

(4)

Mellon Financial Corporation ("Mellon") reported beneficial ownership of a total of 4,934,086 shares through its direct and indirect subsidiaries, including Boston Safe Deposit and Trust Company and The Boston Company, Asset Management, LLC. Mellon reported sole voting power with respect to 3,396,286 shares, shared voting power with respect to 659,400 shares and sole dispositive power with respect to 4,934,086 shares.

(5)

Dimensional Fund Advisors acts as investment manager to four investment companies registered under the Investment Company Act of 1940 and certain other commingled group trusts and accounts and disclaims beneficial ownership of all listed shares.

Item 13.	Certain Relationships and Related Transactions

        In April 1999, in connection with the private sale of shares of our common stock to the Funds, we entered into a stockholders’agreement granting registration rights and the power to name Board nominees to such investors. The stockholders’agreement will terminate on May 6, 2009. Under the stockholders’agreement, the Funds are entitled to designate two Board nominees so long as they own, in the aggregate, at least 4,000,000 shares of our common stock. If the Funds own, in the aggregate, less than 4,000,000 of our shares but at least 500,000 shares, they are entitled to propose one nominee.

        As long as the Funds continue to hold, in the aggregate, at least 10% of the securities they purchased from us, they are entitled to registration rights relating to shares of our common stock. The Funds may require us to file a registration statement under the Securities Act to sell not less than 20% of the common stock they own. We are only required to make one such stand-alone registration during any 12-month period, and no more than three during the term of the agreement. The Funds also may require us to file a shelf registration statement covering shares of our common stock held by them having a value of at least $3 million. We are only required to make one shelf registration during any 12-month period, but there is otherwise no limit on the number of shelf registration requests that the Funds can make. The Funds may also include their shares of our common stock in any registration statement we file involving our common stock.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC.

	By:	/s/ Victor M. Perez
Victor M. Perez
Vice President and Chief Financial Officer
Date: April 30, 2003