Form 10-Q
period 2003-03-31
TRICO MARINE SERVICES INC
filed 2003-05-15
CIK 921549

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 Form 10-Q
    X     Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes      X                  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)             Yes     X                   No

As of May 6, 2003, there were 36,272,335 shares outstanding of the Registrant's
Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$7,857	$10,165
Restricted cash	526	950
Accounts receivable, net	34,096	39,137
Prepaid expenses and other current assets	1,724	1,154

Total current assets	44,203	51,406

Property and equipment, at cost:
Land and buildings	6,097	5,337
Marine vessels	671,514	687,710
Construction-in-progress	6,015	7,058
Transportation and other	4,482	4,190
	688,108	704,295

Less accumulated depreciation and amortization	163,135	158,072

Net property and equipment	524,973	546,223

Goodwill	105,506	110,605
Other assets	43,961	40,877

	$718,643	$749,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$8,006	$8,701
Accounts payable	8,720	11,135
Accrued expenses	6,278	5,923
Accrued insurance reserve	2,934	3,030
Accrued interest	11,040	4,025
Income taxes payable	88	94

Total current liabilities	37,066	32,908

Long-term debt	374,044	377,381
Deferred income taxes, net	38,362	41,392
Other non-current liabilities	2,021	2,104

Total liabilities	451,493	453,785

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no
shares issued at March 31, 2003 and December 31, 2002	-	-
Common stock, $.01 par value, 55,000,000 shares authorized,
36,344,367 issued and 36,272,335 outstanding at March 31, 2003
and December 31, 2002	363	363
Additional paid-in capital	337,343	337,343
Accumulated deficit	(63,918)	(50,447)
Accumulated other comprehensive income (loss)	(6,637)	8,068
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders' equity	267,150	295,326

	$718,643	$749,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Charter hire	$28,958	$32,081
Other vessel income	53	27

Total revenues	29,011	32,108

Operating expenses:
Direct vessel operating expenses and other	20,529	19,340
General and administrative	3,805	3,534
Gain on sale of assets	(483)	(508)
Amortization of marine inspection costs	2,357	2,690
Depreciation and amortization expense	8,524	7,396

Total operating expenses	34,732	32,452

Operating loss	(5,721)	(344)

Interest expense	7,858	6,067
Amortization of deferred financing costs	227	348
Other expense (income), net	808	488

Loss before income taxes	(14,614)	(7,247)

Income tax benefit	(1,143)	(2,454)

Net loss	$(13,471)	$(4,793)

Basic loss per common share:
Net loss	$(0.37)	$(0.13)

Average common shares outstanding	36,272,335	36,254,335

Diluted loss per common share:
Net loss	$(0.37)	$(0.13)

Average common shares outstanding	36,272,335	36,254,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(13,471)	$(4,793)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization expense	11,140	10,416
Deferred marine inspection costs	(6,200)	(2,366)
Deferred income taxes	(1,143)	(2,697
Gain on sales of asset	(483)	(508)
Provision for doubtful accounts	30	30
Changes in operating assets and liabilities:
Restricted cash	375	225
Accounts receivable	4,549	2,532
Prepaid expenses and other current assets	(608)	(1,174)
Accounts payable and accrued expenses	5,284	(4,114)
Other, net	372	(843)

Net cash used in operating activities	(155)	(3,292)

Cash flows from investing activities:
Purchases of property and equipment	(6,049)	(4,884)
Proceeds from sales of assets	623	752
Proceeds from sale-leaseback transactions	2,929	-
Other	260	(37)

Net cash used in investing activities	(2,237)	(4,169)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,374	-
Repayment of long-term debt	(1,033)	(3,476)
Deferred financing costs and other	(64)	-

Net cash provided by (used in) financing activities	277	(3,476)

Effect of exchange rate changes on cash and cash equivalents	(193)	40

Net decrease in cash and cash equivalents	(2,308)	(10,897)

Cash and cash equivalents at beginning of period	10,165	31,954

Cash and cash equivalents at end of period	$7,857	$21,057

Supplemental information:
Income taxes paid	$2	$97

Interest paid	$1,439	$11,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(13,471)	$(4,793)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,705)	3,274

Comprehensive loss	$(28,176)	$(1,519)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company's business. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Loss Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except share and per share data).

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Net loss	$(13,471)			$(4,793)
Basic loss per share Loss available to common shareholders	(13,471)	36,272,335	$(0.37)	(4,793)	36,254,335	$(0.13)
Effect of Dilutive Securities Stock option grants
	-	-		-	-
Diluted loss per share
Loss available to common shareholders	$(13,471)	36,272,335	$(0.37)	$(4,793)	36,254,335	$(0.13)

For the three-month period ending March 31, 2003, options to purchase 2,093,968 shares of common stock at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted loss per share because inclusion of these shares would have been antidilutive. During the three months ended March 31, 2002 options to purchase 2,110,468 shares of common stock at prices ranging from $0.91 to $23.13 were not included in the computation of diluted loss per share because inclusion of these shares would have been antidilutive.

Stock Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans. Please refer to the Company’s December 31, 2002 Annual Report on Form 10-K for a description of the plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure –an Amendment of FASB Statement No. 123." No stock-based employee compensation cost is reflected in net earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended March 31
	2003	2002

Net loss	$(13,471)	$(4,793)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(147)
Pro forma net loss	$(13,605)	$(4,940)
Loss per share: Basic and Diluted-as reported	$(0.37)	$(0.13)
Basic and Diluted-pro forma	$(0.37)	$(0.13)

3.    Income Taxes:

Income tax benefit for the three months ended March 31, 2003 is comprised of a tax benefit of $1.1 million associated with our Norwegian operations. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," no tax benefit was recorded on the financial statements on the Company’s first quarter 2003 U.S. net operating loss as management does not consider the benefit to be more likely than not to be realized. The Company’s effective income tax rate for the three-month period ended March 31, 2002 was 34%. The variance from the Company’s statutory rate was primarily due to income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The Company intends to reinvest the unremitted Norwegian earnings and postpone their repatriation indefinitely.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for Reais 14,764,761 (approximately $4.4 million at March 31, 2003). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company has filed a timely defense and is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statue attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of the tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

4.    Segment and Geographic Information:

The Company is a provider of marine support services to the oil and gas industry. Revenues primarily result from the charter of vessels owned by the Company. As of March 31, 2003, the Company had three crew boats under long-term lease. The Company’s three reportable segments are based on geographic area, consistent with the Company’s management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries (excluding equity in earnings of consolidated subsidiaries). The Company evaluates performance based on net income (loss). The U.S. segment represents the Company’s domestically managed operations and reflects interest expense including that on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes those vessels that are managed by our North Sea offices and may, from time to time, include work performed in other geographic areas. The Other segment represents the Company’s Brazilian, Caribbean and West African operations. Segment data for the three-month periods ended March 31, 2003 and 2002 are as follows (in thousands):

4.     Segment and Geographic Information, continued:

March 31, 2003	U.S.	North Sea	Other	Totals

Revenues from external customers	$8,004	$15,220	$5,787	$29,011
Intersegment revenues	23	-	-	23
Segment net income (loss)	(11,221)	(2,432)	182	(13,471)
Segment total assets	466,306	466,250	77,761	1,010,317

March 31, 2002	U.S.	North Sea	Other	Totals

Revenues from external customers	$13,329	$15,164	$3,615	$32,108
Intersegment revenues	36	---	---	36
Segment net income (loss)	(6,158)	1,716	(351)	(4,793)
Segment total assets	531,749	345,552	56,692	933,993

A reconciliation of segment data to consolidated data as of March 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Revenues
Total revenues from external customers and intersegment revenues for reportable segments	$29,034	$32,144
Elimination of intersegment revenues	(23)	(36)
Total consolidated revenues	$29,011	$32,108

Assets
Total assets for reportable segments	$1,010,317	$933,993
Elimination of intersegment receivables	(12,115)	(4,931)
Elimination of investment in subsidiaries	(279,559)	(281,224)
Total consolidated assets	$718,643	$647,838

5.   Sale of Crewboats:

 In February 2003 the Company sold one of its crew boats for approximately $617,500 and recognized a gain of approximately $477,000 on the transaction. In February 2002, the Company sold one of its crewboats for approximately $725,000 and recognized a gain of approximately $496,000 from the sale. The proceeds from both sales were used for working capital.

6.   New Accounting Standards:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s net income, cash flows or financial position.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have an impact on the Company’s current financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,"  to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and has presented the pro forma effects of SFAS No. 123 in footnote 2 to the financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 on January 1, 2003 did not have an impact on the Company's current financial position or results of operations.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement are to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to impact the Company’s existing operating results or current financial position.

In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E"). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the Financial Accounting Standards Board by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $23.5 million at March 31, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

7.   Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of March 31, 2003, and December 31, 2002, and for the three-month periods ended March 31, 2003 and 2002, for the subsidiaries of the Company that serve as guarantors of the 8.875% senior notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Balance Sheets
	(Dollars in thousands, except per share amounts)
	March 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$4,556	$3,301	$-	$7,857
Restricted Cash	-	-	526	-	526
Accounts receivable, net	4,506	17,322	12,268	-	34,096
Due from affiliates	17,681	-	3,320	(21,001)	-
Prepaid expenses and other current assets	37	701	986	-	1,724
Total current assets	22,224	22,579	20,401	(21,001)	44,203

Property and equipment, at cost:
Land and buildings	-	3,616	2,481	-	6,097
Marine vessels	-	240,625	430,889	-	671,514
Construction-in-progress	-	444	5,571	-	6,015
Transportation and other	-	2,893	1,589	-	4,482
	-	247,578	440,530	-	688,108
Less accumulated depreciation and amortization	-	90,412	72,723	-	163,135
Net property and equipment	-	157,166	367,807	-	524,973

Investment in subsidiaries	320,816	7,608	-	(328,424)	-
Due from affiliates	158,170	20,292	-	(178,462)	-
Goodwill	364	-	105,142	-	105,506
Other assets	7,611	16,519	19,831	-	43,961
Deferred income taxes	16,416	-	-	(16,416)	-
	$525,601	$224,164	$513,181	$(544,303)	$718,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-	$8,006	$-	$8,006
Accounts payable	-	5,580	3,140	-	8,720
Due to affiliates	-	21,001	-	(21,001)	-
Accrued expenses	69	1,625	4,584	-	6,278
Accrued insurance reserve	-	2,934	-	-	2,934
Accrued interest	8,382	31	2,627	-	11,040
Income tax payable	-	-	88	-	88
Total current liabilities	8,451	31,171	18,445	(21,001)	37,066
Long-term debt	250,000	22,500	101,544	-	374,044
Due to affiliates	-	158,170	20,292	(178,462)	-
Deferred income taxes	-	12,005	42,773	(16,416)	38,362
Other liabilities	-	-	2,021	-	2,021
Total liabilities	258,451	223,846	185,075	(215,879)	451,493

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,344,367 shares issued and 36,272,335
shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	277,721	(282,543)	337,343
Retained earnings(accumulated deficit)	(63,918)	(4,554)	54,058	(49,504)	(63,918)
Cumulative foreign currency translation adjustment	(6,637)	-	(6,637)	6,637	(6,637)
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)
Total stockholders' equity	267,150	318	328,106	(328,424)	267,150
	$525,601	$224,164	$513,181	$(544,303)	$718,643

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Balance Sheets
	(Dollars in thousands, except per share amounts)
	December 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$2,971	$7,194	$-	$10,165
Restricted Cash	-	-	950	-	950
Accounts receivable, net	5,109	19,924	14,104	-	39,137
Due from affiliates	17,078	-	3,547	(20,625)	-
Prepaid expenses and other current assets	67	771	316	-	1,154
Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	-	3,617	1,720	-	5,337
Marine vessels	-	241,076	446,634	-	687,710
Construction-in-progress	-	2,690	4,368	-	7,058
Transportation and other	-	2,875	1,315	-	4,190
	-	250,258	454,037	-	704,295
Less accumulated depreciation and amortization	-	86,747	71,325	-	158,072
Net property and equipment	-	163,511	382,712	-	546,223

Investment in subsidaries	344,466	7,239	-	(351,705)	-
Due from affiliates	157,138	19,269	-	(176,407)	-
Goodwill	364	-	110,241	-	110,605
Other assets	7,739	14,350	18,788	-	40,877
Deferred income taxes	16,230	-	-	(16,230)	-
	$548,191	$228,035	$537,852	$(564,967)	$749,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$-	$8,701	$-	$8,701
Accounts payable	-	5,267	5,868	-	11,135
Due to affiliates	-	20,625	-	(20,625)	-
Accrued expenses	30	1,712	4,181	-	5,923
Accrued insurance reserve	-	3,030	-	-	3,030
Accrued interest	2,835	39	1,151	-	4,025
Income tax payable	-	-	94	-	94
Total current liabilities	2,865	30,673	19,995	(20,625)	32,908
Long-term debt	250,000	22,500	104,881	-	377,381
Due to affiliates	-	157,138	19,269	(176,407)	-
Deferred income taxes	-	12,005	45,617	(16,230)	41,392
Other liabilities	-	-	2,104	-	2,104
Total liabilities	252,865	222,316	191,866	(213,262)	453,785

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
authorized and no shares issued	-	-	-	-	-
Common stock, $.01 par value, 55,000,000 shares
authorized, 36,344,367 shares issued and 36,272,335
shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings(accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	-	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	-	-	-	(1)
Total stockholders' equity	295,326	5,719	345,986	(351,705)	295,326
	$548,191	$228,035	$537,852	$(564,967)	$749,111

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$-	$13,285	$17,047	$(1,374)	$28,958
Other vessel income	-	110	78	(135)	53

Total revenues	-	13,395	17,125	(1,509)	29,011

Operating expenses:
Direct vessel operating expenses and other	69	11,756	10,213	(1,509)	20,529
General and administrative	29	2,342	1,434	-	3,805
Amortization of marine inspection costs	-	800	1,557	-	2,357
Depreciation and amortization expense	-	3,985	4,539	-	8,524
Gain on sales of assets	-	(478)	(5)	-	(483)

Total operating expenses	98	18,405	17,738	(1,509)	34,732

Operating loss	(98)	(5,010)	(613)	-	(5,721)

Interest expense	(5,580)	(715)	(2,098)	535	(7,858)
Amortization of deferred financing costs	(95)	(74)	(58)	-	(227)
Equity in net earnings of subsidiaries	(8,419)	369	-	8,050	-
Other income (loss), net	535	29	(837)	(535)	(808)

Loss before income taxes	(13,657)	(5,401)	(3,606)	8,050	(14,614)

Income tax benefit	(186)	-	(957)	-	(1,143)

Net loss	(13,471)	(5,401)	(2,649)	8,050	(13,471)

Equity in comprehensive loss of subsidiaries	(14,705)	-	-	14,705	-

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	(14,705)	-	(14,705)

Comprehensive loss	$(28,176)	$(5,401)	$(17,354)	$22,755	$(28,176)

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended March 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Charter hire	$-	$14,164	$17,953	$(36)	$32,081
Other vessel income	-	111	72	(156)	27

Total revenues	-	14,275	18,025	(192)	32,108

Operating expenses:
Direct vessel operating expenses and other	75	11,097	8,360	(192)	19,340
General and administrative	29	2,372	1,133	-	3,534
Amortization of marine inspection costs	-	1,633	1,057	-	2,690
Depreciation and amortization expense	-	4,239	3,157	-	7,396
Gain on sales of assets	-	(507)	(1)	-	(508)

Total operating expenses	104	18,834	13,706	(192)	32,452

Operating income (loss)	(104)	(4,559)	4,319	-	(344)

Interest expense	(5,222)	(548)	(791)	494	(6,067)
Amortization of deferred financing costs	(209)	(92)	(47)		(348)
Equity in net earnings of subsidiaries	(1,274)	681		593	-
Other income (expense), net	494	110	(598)	(494)	(488)

Loss before income taxes	(6,315)	(4,408)	2,883	593	(7,247)

Income tax expense (benefit)	(1,522)	(1,756)	824	-	(2,454)

Net income (loss)	(4,793)	(2,652)	2,059	593	(4,793)

Equity in comprehensive income of subsidiary	3,274	-	-	(3,274)	-

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	3,274	-	3,274

Comprehensive income (loss)	$(1,519)	$(2,652)	$5,333	$(2,681)	$(1,519)

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net loss	$(13,471)	$(5,401)	$(2,649)	$8,050	$(13,471)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	129	4,857	6,154	-	11,140
Deferred marine inspection costs	-	(2,989)	(3,211)	-	(6,200)
Deferred income taxes	(186)	-	(957)	-	(1,143)
Equity in net earnings (loss)	8,419	(369)	-	(8,050)	-
Gain on sales of assets	-	(477)	(6)	-	(483)
Provision for doubtful accounts	-	30	-	-	30
Change in operating assets and liabilities:
Restricted cash	-	-	375	-	375
Accounts receivable	603	2,572	1,374	-	4,549
Prepaid expenses and other current assets	29	70	(707)	-	(608)
Accounts payable and accrued expenses	5,586	122	(424)	-	5,284
Other, net	-	(54)	426	-	372
Net cash provided by (used in) operating
activities	1,109	(1,639)	375	-	(155)

Cash flows from investing activities:
Purchases of property and equipment	-	(709)	(5,340)	-	(6,049)
Proceeds from sales of assets	-	618	5	-	623
Proceeds from sale-leaseback transactions	-	2,929	-	-	2,929
Dividends received from subsidiaries	526	-	-	(526)	-
Other	-	-	260	-	260
Net cash provided by (used in) investing
activities	526	2,838	(5,075)	(526)	(2,237)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	1,374	-	1,374
Repayment of long-term debt	-	-	(1,033)		(1,033)
Dividends paid to parent	-	-	(526)	526	-
Advances to/from affiliates	(1,635)	386	1,249	-	-
Deferred financing costs and other	-	-	(64)	-	(64)

Net cash provided by (used in) financing
activities:	(1,635)	386	1,000	526	277

Effect of exchange rates on cash and cash
equivalents	-	-	(193)	-	(193)

Net increase (decrease) in cash and cash equivalents	-	1,585	(3,893)	-	(2,308)

Cash and cash equivalents at beginning of period	-	2,971	7,194	-	10,165

Cash and cash equivalents at end of period	$-	$4,556	$3,301	$-	$7,857

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Consolidating Financial Statements

	Condensed Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Three Months Ended March 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(4,793)	$(2,652)	$2,059	$593	$(4,793)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization expense	191	5,965	4,260	-	10,416
Deferred marine inspection costs	-	(648)	(1,718)	-	(2,366)
Deferred income taxes	(1,568)	(1,756)	627	-	(2,697)
Equity in net earnings (loss)	1,274	(681)	-	(593)	-
Gain on sales of asset	-	(507)	(1)	-	(508)
Provision for doubtful accounts	-	30	-	-	30
Change in operating assets and liabilities:
Restricted cash	-	-	225	-	225
Accounts receivable	46	1,235	1,251	-	2,532
Prepaid expenses and other current assets	(83)	(63)	(1,028)	-	(1,174)
Accounts payable and accrued expenses	(5,230)	163	953	-	(4,114)
Other, net	-	(539)	(304)	-	(843)

Net cash provided by (used in) operating
activities	(10,163)	547	6,324	-	(3,292)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,263)	(3,621)	-	(4,884)
Proceeds from sales of assets	-	744	8	-	752
Other	-	-	(37)	-	(37)

Net cash provided by (used in) investing
activities	-	(519)	(3,650)	-	(4,169)

Cash flows from financing activities:
Repayment of long-term debt	-	-	(3,476)	-	(3,476)
Advances to/from affiliates	10,163	(9,014)	(1,149)	-	-

Net cash provided by (used in) financing
activities:	10,163	(9,014)	(4,625)	-	(3,476)

Effect of exchange rates on cash and cash
equivalents	-	-	40	-	40

Net increase (decrease) in cash and cash equivalents	-	(8,986)	(1,911)	-	(10,897)

Cash and cash equivalents at beginning of period	-	27,954	4,000	-	31,954

Cash and cash equivalents at end of period	$-	$18,968	$2,089	$-	$21,057

8.    Liquidity

The Company’s performance and cash flow from operations are determined primarily by the level of day rates and utilization for its vessels, which in turn is affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which it operates.  Gulf of Mexico drilling activity continues to negatively impact Gulf class vessel utilization and day rates and the North Sea market recently weakened resulting in a decrease in the Company’s North Sea vessel utilization in the first quarter of fiscal 2003.   The Company expects improvements in day rates and vessel utilization during the remainder of fiscal 2003 as compared to the first quarter of fiscal 2003.  However, even anticipating an improvement in market conditions, the Company expects to require additional financing for the remainder of 2003 as a result of projected debt service requirements and planned capital commitments.  In addition, it is possible that even with improvements in market conditions the Company will have difficulty meeting working capital requirements and complying with debt covenants.  Further, continued negative market conditions could impact the Company's credit rating and access to capital.

Given these issues, the Company has assessed its ability to continue as a viable business and has concluded that it can fund operating activities and capital requirements.  However, the Company will be required to address the following issues during 2003:

•

Capital Commitments - One of the Company’s primary capital commitments in 2003 is to fund the construction of the anchor handling towing supply vessel (“AHTS”) for its long-term contract with Petroleo Brasilerio S.A. (“Petrobras”).  In October 2002, the Company entered into an agreement with a Brazilian shipyard to construct the vessel; with the estimated cost as of March 31, 2003, to construct the vessel of approximately $39.0 million.  As of March 31, 2003, the Company had made approximately $5.6 million in progress payments.  Progress payments required under the construction contract for the balance of fiscal 2003 are expected to be approximately $2.0 million in the second quarter, $10.1 million in the third quarter and $6.2 million in the fourth quarter. The Company is currently pursuing financing 75% of the total AHTS project cost from the Brazilian national development bank.   The Company will be required to obtain lender consent under its U.S. dollar revolving credit facility in order to obtain any financing from the Brazilian national development bank.  In addition, the Company has engaged a European investment-banking firm to assist in obtaining equity financing from a joint venture partner for the AHTS project.  The Company may also consider selling its interest in the project.

•

Market Conditions and Working Capital - As discussed above, the Company expects an improvement in day rates and vessel utilization in the Gulf of Mexico during the remainder of 2003.  However, it is possible that the negative market conditions will continue throughout 2003.  As a result, the Company may not be able to meet its projected working capital needs and may have difficulty complying with certain financial covenants in its U.S. dollar revolving credit facility.  The Company has implemented a strategic initiative to increase vessel utilization by considering redeploying vessels to international areas as necessary.  In addition, the Company is in the process of obtaining refinancing on its NOK term loan to extend and increase this facility. The Company also plans to pursue other alternatives, which may include vessel sales.  The Company may also be required to defer certain capital expenditures, or seek additional sources of financing which may not be available to it or may be cost prohibitive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

 This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein. All NOK/U.S dollar conversions set forth below have been based on the March 31, 2003, exchange rate of 7.276 to one.

RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 2003 were $29.0 million, a decrease of 9.6% compared to the $32.1 million in revenues for the first quarter of 2002. Decreased Gulf of Mexico drilling activity continued to negatively impact Gulf class vessel utilization and day rates. Recent weakening in the North Sea market has also resulted in a decrease in our North Sea vessel utilization in the first quarter of fiscal 2003. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.

	Three months ended March 31,
Average Day Rates:	2003	2002
Supply (Gulf class)	$5,277	$6,050
Supply/Anchor Handling (N. Sea)	$10,459	$10,443
Crew/line handling	$2,762	$2,729

Utilization:
Supply (Gulf class)	47%	53%
Supply/Anchor Handling (N. Sea)	80%	89%
Crew/line handling	68%	67%

Average no. of Vessels:
Supply (Gulf class)	48.0	48.0
Supply/Anchor Handling (N. Sea)	20.0	18.0
Crew/line handling	17.7	19.3

Day rates for our Gulf class supply boats for the first quarter of 2003 decreased 12.8% to $5,277, compared to $6,050 for the first quarter of 2002. The utilization rate for the Gulf class supply boats decreased to 47% for the first quarter of 2003, compared to 53% for the year-ago period, due to the decrease in Gulf of Mexico offshore drilling activity.

Day rates for our North Sea vessels averaged $10,459 for the first quarter of 2003, compared to $10,443 for the first quarter of 2002. North Sea vessel utilization declined to 80% in the first quarter of 2003, from 89% in the year ago period due to the decrease in North Sea drilling activity, the impact of new build vessels entering the market, and the dry docking of two of our vessels during the quarter.

Day rates for our crew boats and line handling vessels averaged $2,762 for the first quarter of 2003, compared to $2,729 for the first quarter of 2002. Utilization for the crew boats and line handling vessels was 68% for the first quarter of 2003 compared to 67% in the year ago period.

During the first quarter of 2003, direct vessel operating expenses increased to $20.5 million (70.8% of revenues) compared to $19.3 million (60.2% of revenues) for the first quarter of 2002 due primarily to the addition of two new platform supply vessels ("PSVs") and the exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar. Vessel operating expenses increased as a percentage of revenue in the 2003 first quarter compared to the prior year because of the decrease in utilization and average day rates for our Gulf class supply boats and the decreased utilization of our North Sea fleet.

Depreciation and amortization expense increased to $8.5 million for the first quarter 2003 from $7.4 million for the year-ago period due to the addition of two large North Sea PSVs in the second half of 2002 and the quarter to quarter exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar. Amortization of marine inspection costs decreased to $2.4 million for the quarter ended March 31, 2003, from $2.7 million in the comparable 2002 period, due principally to decreased dry-docking and marine inspection costs in prior periods.

Our general and administrative expenses increased to $3.8 million in the first quarter of 2003 compared to $3.5 million for the 2002 first quarter due to the strengthening of the Norwegian Kroner against the U.S. dollar. General and administrative expenses increased as a percentage of revenues to 13.1% in the 2003 first quarter from 11.0%, due to the decrease in the utilization and day rates for our Gulf class supply boats and the decreased utilization of our North Sea fleet.

Interest expense increased to $7.9 million for the first quarter of 2003, compared to $6.1 million for the first quarter of 2002 due to higher borrowings used to fund the construction of the two new PSVs delivered in 2002, the strengthening of the Norwegian Kroner against the U.S. dollar, and higher borrowings and interest costs associated with the refinancing of the 8 1/2% senior notes in May 2002.

In the first quarter of 2003 we had an income tax benefit associated with our Norwegian operations of $1.1 million, compared to a net income tax benefit of $2.5 million in the first quarter of 2002. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," no tax benefit was included in the first quarter 2003 financial statements on the U.S. net operating loss as management does not consider the benefit to be more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service debt, acquire, maintain or improve equipment and provide working capital to support our operating activities.

During the three month period ended March 31, 2003, $155,000 in funds were used in operating activities compared to $3.2 million in funds used by operating activities in the first quarter of 2002.  An increase in the first quarter 2003 to first quarter 2002 comparative net loss of $(8.6) million was offset primarily by a $9.4 million change in the accrued expense component of operating cash flows due to our May 2002 refinancing of our 8.5% senior notes, and operating cash increases generated by a decrease in accounts receivable and an increase in pre-paid expenses and other current assets in the amounts of $2.0 million and $566,000, respectively.  During the first quarter of 2003, we used $2.2 million in investing activities which consisted primarily of $6.0 million used to fund North Sea vessel improvements, remaining construction costs on the third crew boat delivered in March 2003 and initial construction costs of our Brazilian  AHTS.  These costs were offset in part by $2.9 million in net proceeds from the sale and lease back on the third crew boat. This compares to the previous year when we used $4.2 million in investing activities consisting primarily of $4.9 million for capital expenditures offset in part by $752,000 received primarily from the sale of a crew boat.  During 2003, financing activities provided a net of $277,000.  This compares to $3.5 million in funds used in financing activities during the first quarter of 2002 primarily to reduce debt.

As of April 30, 2003, we had outstanding $250.0 million in 8.875% senior notes due 2012.  The senior notes are unsecured and are guaranteed by our primary U.S. operating subsidiaries. We are required to make interest payments of approximately $11.1 million on May 15 and November 15 of each year.  The indenture governing the senior notes contains covenants that, among other things, prevent us from incurring additional debt, effecting any sale-leaseback transactions, paying dividends or making other distributions unless our ratio of cash flow to interest expense on a rolling 12 month basis is at least 2.0 to 1.  At April 30, 2003, since we don't meet this ratio, we could incur an additional $91.8 million of secured debt under an exception to the debt incurrence covenant and remain in compliance with the senior note indenture.  The indenture also contains customary covenants that restrict our ability to create liens, sell assets, or enter into mergers or acquisitions.

As of April 30, 2003, we had, outstanding, approximately $4.4 million of United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% per annum.  These bonds mature in September 2006 and require semi-annual principal payments of $625,000 plus interest.  The bonds are secured by a first preferred ship mortgage on the Company’s SWATH vessel and by an assignment of the vessel's charter contract.

As of April 30, 2003, we had outstanding approximately $13.8 million of United States Government Guaranteed Ship Financing Bonds at an interest rate of 6.11% per annum.  These bonds mature in April 2014 and require semi-annual principal payments of $629,000 plus interest.  The bonds are secured by first preferred ship mortgages on two large Gulf supply boats.

We entered into a master lease agreement in September 2002 providing for the sale-leaseback of the three 155-foot crew boats we were then constructing. We sold the three crew boats to the lessor for $11.3 million (the estimated cost of the crew boats) and bareboat chartered each crew boat when it was delivered for a 10-year term. The last vessel was delivered in March 2003.  The combined monthly lease payments on the three crew boats is $90,226.  We have options to purchase each crew boat at the end of the eighth year and also at the end of the 10-year term for its estimated fair market value.  Our obligations under the master lease are also secured by $1.8 million in letters of credit.  In accordance with generally accepted accounting principles for operating leases, the amount of our lease obligations is not reflected on our balance sheet, but is included in vessel operating expenses in our income statement.

Our primary U.S. operating subsidiaries have a bank credit facility (the "U.S. Dollar Facility") that provides a $50.0 million revolving line of credit payable in U.S. Dollars.  The U.S. Dollar Facility matures in December 2005.  Borrowings bear interest at a Eurocurrency rate plus a margin that depends on our interest coverage ratio.  As of March 31, 2003, we had $22.5 million in outstanding borrowings and $3.7 million in outstanding stand-by letters of credit under the U.S. Dollar Facility.  Of the stand-by letters of credit, $1.9 million was used to secure bonds to temporarily import vessels into Caribbean locations, and $1.8 million secures our obligations under the crew boat operating leases discussed above.  The weighted average interest rate for borrowings under the U.S. Dollar Facility was 3.8% as of March 31, 2003.  In March 2003, because of weak market conditions in the first quarter of 2003 and concern that such conditions could extend beyond the first quarter, we amended our cash flow to interest expense and tangible net worth covenants in the U.S. Dollar Facility.  The amended covenants require us to maintain on the last day of each quarter a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of .90 to 1(a decrease from 1.10 to 1) for the periods ending March 31 and June 30, 2003, increasing to 1.00 to 1 (a decrease from 1.25 to 1) for the period ending September 30, 2003, 1.20 to 1 (a decrease from 1.50 to 1) for the period ending December 31, 2003, 1.50 to 1 (a decrease from 1.75 to 1) for the period ending March 31, 2004, 1.75 to 1 (unchanged) for the period ending June 30, 2004 and increasing to 2.00 to 1 (unchanged) for the period ending September 30, 2004, a debt to capitalization ratio (computed as debt plus stockholders' equity and a 2002 valuation allowance as defined) no greater than .60 to 1, positive working capital and a minimum tangible net worth of $165 million ( a decrease from $175 million), as defined. Our cash flow to interest expense ratio for the period ended March 31, 2003 was .96 to 1, our debt to capitalization ratio was .57 to 1 and our tangible net worth was $192.9 million, as defined. The U.S. Dollar Facility is secured by a mortgage on substantially all of our U.S. Gulf class supply and crew boats, requires us to maintain mortgaged vessel values of at least 200% of borrowings under the U.S. Dollar Facility and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, sell assets or enter into certain mergers or acquisitions.

Our North Sea operating subsidiary maintains a reducing revolving credit facility (the "NOK Facility") payable in Norwegian Kroner (NOK) that at March 31, 2003 was in the amount of NOK 760 million ($104.5 million).  The commitment amount for this bank facility reduces by NOK 40 million ($5.5 million) every six months with the next reduction to occur in September 2003 and with the remaining NOK 240 million ($33.0 million) balance of the commitment to expire in September 2009.  As of March 31, 2003, we had NOK 620 million ($85.2 million) of debt outstanding under the NOK Facility.  Amounts borrowed under the NOK Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 1%.  The weighted average interest rate for borrowings under the NOK Facility was 7.27% as of March 31, 2003.  Borrowings under the NOK Facility are secured by mortgages on 12 of our 20 North Sea class vessels.  The NOK Facility requires that we maintain at all times NOK 80 million ($11 million) of availability and/or cash or cash equivalents in our North Sea operating subsidiary. As of March 31, 2003, our North Sea operating subsidiary had cash and cash equivalents of NOK 21.9 million ($3.0 million).  Accordingly, this requirement has the effect of limiting the amount we can borrow under the NOK Facility to finance our operations.  The NOK Facility also contains covenants requiring our North Sea operating subsidiary to maintain positive working capital, a ratio of funded debt to operating income plus depreciation and amortization on a rolling four quarter basis of less than five, a difference between the market value of assets owned or leased and funded debt of more than 25% of the market value of assets owned or leased, mortgaged vessel values of at least 135% of borrowings under the NOK Facility, and limits its ability to create liens, or merge or consolidate with other entities.

We also have a term loan (the "NOK Term Loan") payable in NOK in the amount of NOK 40.0 million ($5.5 million) that matures on June 30, 2003.  Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.1%.  The interest rate for the NOK Term Loan was 6.5% as of March 31, 2003.  Borrowings under the NOK Term Loan are secured by mortgages on two of our North Sea class vessels.  The NOK Term Loan also contains covenants requiring our North Sea operating subsidiary to maintain positive working capital, a difference between the market value of assets owned or leased and funded debt of more than 25% of the market value of assets owned or leased, mortgaged vessel values of at least 135% of borrowings under the NOK Term Loan, and limits its ability to create liens, or merge or consolidate with other entities.

At March 31, 2003, we had total credit capacity of $417.8 million, consisting of $385.7 million of debt and letters of credit, $32.1 million of unused borrowing capacity and $7.9 million of cash.

At March 31, 2003, we were in compliance with all covenants in our credit facilities and our senior note indenture.  The key financial covenants are the cash flow to interest coverage ratio and debt to capitalization covenant in our U.S. Dollar Facility. Our ability to comply with these two covenants at and beyond September 30, 2003, will depend on achieving substantial improvements in day rates and utilization for our vessels from the quarter ending March 31, 2003.  We currently expect improvements in day rates and vessel utilization during the remainder of 2003 from what we experienced during the quarter ended March 31, 2003.  However, even anticipating improved market conditions, we expect to require additional liquidity as a result of our contractual cash obligations, commitments and debt service requirements discussed below.  At March 31, 2003, we estimated we could incur approximately $13.9 million of debt in addition to our unused borrowing capacity.  We believe that our operating results during the second quarter will reduce our additional debt capacity so that we will be required to obtain lender consent under our U.S. Dollar Facility in order to address our financial needs as discussed below. We will work closely with our lenders in order to attempt to obtain all consents required to implement this plan.

Our primary liquidity need in 2003 is to fund the construction of the AHTS required for our long-term contract  with Petroleo Brasileiro S.A. (“Petrobras”).  We are constructing a UT 722L design, 264-feet in length and with approximately 16,500 horsepower in a Brazilian shipyard for an estimated cost of approximately $39.0 million.  As of March 31, 2003, we had made approximately $5.6 million in progress payments.  Progress payments required under the construction contract for the balance of 2003 are expected to be approximately $2.0 million in the second quarter, $10.1 million in the third quarter and $6.2 million in the fourth quarter.

Our contractual cash obligations for our Brazilian AHTS project and our other fixed commitments as of March 31, 2003 have been summarized in the table below (in thousands).

Description	2003 9 mos.	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt	$7,381	3	$33,254	$13,503	$12,253	$313,150	$382,049
Operating Leases	969	1,259	1,215	1,186	1,176	5,484	11,289
Brazilian AHTS	18,284	15,126	--	--	--	--	33,410
Total	$26,634	$18,893	$34,469	$14,689	$13,429	$318,634	$426,748

We do not have any other planned capital expenditures for the remaining nine months of 2003 except for approximately $10.0 million to fund dry docking vessels and vessel improvements.  While no amounts have been committed, we will also be required to make capital expenditures to fund vessel dry dockings in subsequent years.  Dry docking capital expenditures are expected to vary depending on industry activity levels and the dry docking schedule required by regulatory authorities.

We will be required to pay during the remaining nine months of 2003 approximately $22.2 million of interest on our 8.875% senior notes. The semi-annual payment of $11.1 million required to be made on May 15, 2003, was funded from our U.S. Dollar Facility. We will also be required to pay (or accrue) during this period approximately $7.3 million of interest on our other outstanding debt (assuming variable interest rates remain unchanged).

After giving effect to our borrowing on May 15, 2003, to fund the interest payment on our 8.875% senior notes, we had $12.7 million available under the U.S. Dollar Facility and approximately $8.2 million under the NOK Facility (giving effect to the covenant requiring that we maintain NOK 80 million of available borrowings and/or cash and cash equivalents) that could be used to supplement available cash and any funds provided by operating activities and assist funding the remaining approximate $55.0 million of 2003 contractual cash obligations and commitments outlined above.

In order to attempt to ensure that we have adequate liquidity to support our operations we are executing a plan during the second and third quarters of 2003 to address our financial needs. Our ultimate goal is to maximize the revenue generated from our marine fleet and reduce our total debt.  We believe that through a combination of the strategic finance related initiatives outlined below with our continued emphasis on redeploying vessels to international areas and increasing vessel utilization in the U.S. Gulf of Mexico, we will have sufficient liquidity to fund our 2003 contractual cash obligations and provide working capital for our operations. A key component of our plan is continuing to work closely with our bank lenders in order to obtain the required lender consents required to implement our plan.

On May 14, 2003, we obtained a commitment from the lead lender under our NOK Term Loan to refinance the outstanding NOK 40 million ($5.5 million) balance with a new three year NOK 150 million ($20.6 million) term loan. This new term loan will bear interest at NIBOR plus 1% and will have the same covenants as the NOK Facility. The loan would be repaid in four semi-annual repayments of NOK 7.5 million ($1 million), with the first payment due on the first anniversary of closing, and a final payment of NOK 120 million ($16.5 million) on the third anniversary. The loan will also be secured by the two North Sea class vessels securing the NOK Term Loan.  We intend to proceed with this refinancing as soon as practical and use the additional financing to temporarily reduce amounts outstanding under the NOK Facility.  Our ultimate use of this additional financing to pay a portion of the cost of the AHTS project or satisfy our other cash needs may require lender consent under our U.S. Dollar Facility as a result of the debt to capitalization covenant discussed above.

We intend to file for a $4.5 million U.S. federal income tax refund during the quarter ending June 30, 2003, as a result of net operating loss carrybacks. Under the Internal Revenue Service's accelerated system for refunds of this type, we expect to receive the tax refund during the quarter ending September 30, 2003, and use the refund to provide additional working capital.

We have been pursuing financing 75% of the total Brazilian AHTS project cost from the Brazilian national development bank.  We have also engaged a European investment-banking firm to assist us in obtaining equity financing from a joint venture partner for the AHTS project.  We believe we will receive approval of the financing from the Brazilian national development bank and be able to fund this project during the third quarter of 2003. We will require lender consent under the U.S. Dollar Facility prior to obtaining this financing.  We can give no assurance that we will receive approval of this financing or its final terms from the Brazilian national development bank or our lenders.

If we do not obtain an equity partner for our Brazilian AHTS project, we will either sell our interest in the AHTS project to another vessel operator acceptable to Petrobras, renegotiate the amount of progress payments anticipated to be payable in 2003 or seek lender consent to our vessel construction capital expenditures exceeding the $20 million annual limit under the U.S. Dollar Facility. We can give no assurance of our ability to obtain or the terms of any equity financing for the AHTS project.

We are also pursuing obtaining additional funding from the sale of our largest North Sea class AHTS vessel or one or more other North Sea class vessels. Transactions under consideration include outright vessel sales to other vessel operators, vessel sales to companies in which we retain an equity interest and sale-leaseback transactions. We will require lender consent in order to complete any transaction. We will also require a consent under our senior note indenture to complete any additional sale-leaseback transactions. In any event, the net sales proceeds would be used to repay debt, fund our Brazilian AHTS project and provide additional working capital.

We believe that the combination of these liquidity initiatives should enable the Company to fund its 2003 cash obligations and commitments.  However, the Company faces significant risks related to its ongoing operations and the other matters discussed above. We cannot provide assurance we will be able to continue complying with our debt covenants, or that all of these necessary waivers and amendments will be available at all or on acceptable terms. Our ability to comply with the key covenants in our U.S. Dollar Facility could be adversely affected by increases in the NOK/U.S. Dollar exchange rate due to the impact currency translations have on our stockholders' equity and the reported assets and liabilities of our North Sea operating subsidiary.  If any of our debt were placed in default, we would also be unable to obtain any additional borrowings under our U.S. Dollar Facility.  If activity levels do not increase in the Gulf of Mexico and we are unsuccessful in taking substantially all of the steps outlined above, we would likely default under our bank credit facilities and, if our lenders took actions to accelerate our indebtedness to them, the senior note indenture. We may also need to refinance all or a portion of our existing indebtedness before maturity.  We cannot provide assurance that we will be able to refinance any of our indebtedness, including our bank credit facilities, on commercially reasonable terms or at all.  We also cannot make any assurance that we will generate sufficient cash flow from operations, obtain additional debt or equity financing or generate funds from a transaction involving any of our North Sea class vessels in an amount sufficient to enable us to meet our contractual cash obligations and pay our indebtedness.  Our long-term ability to provide adequate working capital for our operations and comply with the financial covenants under our bank credit facilities and senior note indenture will depend on our future operations, performance and cash flow from operations.  Our performance and cash flow from operations will be determined primarily by the level of day rates and utilization for our vessels, which in turn are affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which we operate.

New Accounting Standards:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s net income, cash flows or financial position.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this guidance include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have an impact on the Company’s current financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,"  to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and has presented the pro forma effects of SFAS No. 123 in footnote 2 to the financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The adoption of FIN 45 on January 1, 2003 did not have an impact on the Company's current financial position or results of operations.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement are to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 will continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to impact the Company’s existing operating results or current financial position.

In June 2001, the Accounting Standards Executive Committee of the AICPA, ("AcSEC"), issued an exposure draft of a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E"). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. The AcSEC is currently reviewing comment letters on the subject SOP and is expected to present the SOP to the Financial Accounting Standards Board by mid-year 2003. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled $23.5 million at March 31, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

CAUTIONARY STATEMENTS

Statements in this document, other than statements of historical fact, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this section regarding the Company’s financial position and liquidity, its ability to obtain additional debt and equity financing, its strategic alternatives, future capital needs, business strategies, scheduled dry-dockings and related vessel downtime, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the Company’s dependence on the oil and gas industry and the volatility of that industry, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. The Company does not assume any obligation to update any forward looking statement it makes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Trico’s exposure to market risk during the first quarter of 2003. For a discussion of Trico’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Trico Annual Report Form 10-K for the fiscal year 2002.

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

In accordance with SFAS No. 52, "Foreign Currency Translation," all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Approximately 66% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $(14.7) million adjustment to our stockholders' equity account for the quarter ended March 31, 2003 as a result of the net decrease in the value of the Norwegian Kroner and other currencies against the U.S. dollar. In the first quarter of 2002 we recorded a $3.3 million adjustment to our stockholders' equity account as a result of the net increase in the value of foreign currencies against the U.S. dollar.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	3.1	Amended and Restated Certificate of Incorporation of the Company. [1]

	3.2	By Laws of the Company.[1]

	4.1	Specimen Common Stock Certificate. [2]

	12.1	Computation of Ratio of Earnings to Fixed Charges.
	99.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
	(i)	On February 18, 2003, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing earnings for the quarter and year ended December 31, 2003.

1	Incorporated by reference on the Company's Current Report on Form 8-K dated July 21, 1997 and filed with the
Commission on August 1, 1997

2	Incorporated by reference on the Company's Registration Statement on Form S-1 (Registration Statement No.
333-2990)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

By:	/s/ Kim Stanton
Kim Stanton
Chief Accounting Officer and duly authorized officer

Dated: May 15, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Victor M. Perez, certify that:
1.	I have reviewed this quarterly report on Form 10-Q for Trico Marine Services, Inc., for the reporting period ended March 31, 2003;
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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ); and
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

Date: May 15, 2003		By:	/s/ Victor M. Perez
Victor M. Perez
Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Fairley, certify that:
1.	I have reviewed this quarterly report on Form 10-Q for Trico Marine Services, Inc., for the reporting period ended March 31, 2003;
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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date" ); and
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

Date: May 15, 2003		By:	/s/ Thomas E. Fairley
Thomas E. Fairley
President and Chief Executive Officer