Form 10-Q
period 2003-06-30
TRICO MARINE SERVICES INC
filed 2003-08-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Registrant’s telephone number, including area code (985) 851-3833

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes ☒        No ☐

As of August 8, 2003, there were 36,417,225 shares outstanding of the

Registrant’s Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,517	$10,165
Restricted cash	610	950
Accounts receivable, net	38,623	39,137
Prepaid expenses and other current assets	2,494	1,154
Assets held for sale	42,630	0

Total current assets	92,874	51,406

Property and equipment, at cost:
Land and buildings	6,158	5,337
Marine vessels	631,818	687,710
Construction-in-progress	741	7,058
Transportation and other	4,541	4,190

	643,258	704,295
Less accumulated depreciation and amortization	164,454	158,072

Net property and equipment	478,804	546,223

Goodwill	78,438	110,605
Other assets	43,312	40,877

	$693,428	$749,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,546	$8,701
Accounts payable	9,771	11,135
Accrued expenses	6,333	5,923
Accrued insurance reserve	3,625	3,030
Accrued interest	3,758	4,025
Income taxes payable	90	94

Total current liabilities	27,123	32,908

Long-term debt	398,460	377,381
Deferred income taxes, net	37,448	41,392
Other non-current liabilities	2,060	2,104

Total liabilities	465,091	453,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 issued and 36,272,335 outstanding at June 30, 2003 and December 31, 2002	363	363
Additional paid-in capital	337,343	337,343
Accumulated deficit	(105,907)	(50,447)
Accumulated other comprehensive income (loss)	(3,461)	8,068
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders’ equity	228,337	295,326

	$693,428	$749,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Charter hire	$34,462	$32,593	$63,420	$64,674
Other vessel income	30	29	83	56

Total revenues	34,492	32,622	63,503	64,730

Operating expenses:
Direct vessel operating expenses and other	21,251	20,778	41,780	40,118
General and administrative	3,924	3,680	7,729	7,214
Loss (gain) on sale of assets	(1)	78	(484)	(430)
Loss on assets held for sale	5,225	—	5,225	—
Loss on impairment of goodwill	28,640	—	28,640	—
Amortization of marine inspection costs	2,615	2,631	4,972	5,321
Depreciation and amortization expense	8,652	7,774	17,176	15,170

Total operating expenses	70,306	34,941	105,038	67,393

Operating loss	(35,814)	(2,319)	(41,535)	(2,663)

Interest expense	(7,726)	(6,836)	(15,584)	(12,903)
Amortization of deferred financing costs	(244)	(364)	(471)	(712)
Loss on early retirement of debt	—	(9,178)	—	(9,178)
Other income (expense), net	573	(1,684)	(235)	(2,172)

Loss before income taxes	(43,211)	(20,381)	(57,825)	(27,628)

Income tax benefit	(1,222)	(6,597)	(2,365)	(9,051)

Net loss	$(41,989)	$(13,784)	$(55,460)	$(18,577)

Basic loss per common share:
Net loss	$(1.16)	$(0.38)	$(1.53)	$(0.51)

Average common shares outstanding	36,272,335	36,260,002	36,272,335	36,257,168

Diluted loss per common share:
Net loss	$(1.16)	$(0.38)	$(1.53)	$(0.51)

Average common shares outstanding	36,272,335	36,260,002	36,272,335	36,257,168

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(41,989)	$(13,784)	$(55,460)	$(18,577)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,176	43,581	(11,529)	46,855

Comprehensive income (loss)	$(38,813)	$29,797	$(66,989)	$28,278

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Net loss	$(55,460)	$(18,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,685	21,182
Deferred marine inspection costs	(8,345)	(4,251)
Deferred income taxes	(2,365)	(9,360)
Gain on sales of assets	(484)	(430)
Loss on assets held for sale	5,225	—
Loss on impairment of goodwill	28,640	—
Provision for doubtful accounts	60	60
Loss on early retirement of debt	—	9,178
Changes in operating assets and liabilities:
Restricted cash	319	174
Accounts receivable	(78)	4,770
Prepaid expenses and other current assets	(1,400)	(1,121)
Accounts payable and accrued expenses	(593)	(3,230)
Other, net	(495)	(5,395)

Net cash used in operating activities	(12,291)	(7,000)

Cash flows from investing activities:
Purchases of property and equipment	(13,559)	(34,932)
Proceeds from sales of assets	627	1,940
Proceeds from sale-leaseback transactions	2,929	—
Other	1,109	(750)

Net cash used in investing activities	(8,894)	(33,742)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	51
Proceeds from issuance of long-term debt	43,128	278,551
Repayment of long-term debt	(23,062)	(216,359)
Deferred financing costs and other	(322)	(5,789)

Net cash provided by financing activities	19,744	56,454

Effect of exchange rate changes on cash and cash equivalents	(207)	1,853

Net increase (decrease) in cash and cash equivalents	(1,648)	17,565
Cash and cash equivalents at beginning of period	10,165	31,954

Cash and cash equivalents at end of period	$8,517	$49,519

Supplemental information:
Income taxes paid	$2	$334

Interest paid	$17,072	$19,079

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Loss Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except share and per share data).

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(41,989)			$(55,460)

Basic loss per share
Loss available to common shareholders	(41,989)	36,272,335	$(1.16)	(55,460)	36,272,335	$(1.53)

Effect of Dilutive Securities
Stock option grants	—	—		—	—

Diluted loss per share
Loss available to common shareholders	$(41,989)	36,272,335	$(1.16)	$(55,460)	36,272,335	$(1.53)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-share Amount	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(13,784)			$(18,577)

Basic loss per share
Loss available to common shareholders	(13,784)	36,260,002	$(0.38)	(18,577)	36,257,168	$(0.51)

Effect of Dilutive Securities
Stock option grants	—			—

Diluted loss per share
Loss available to common shareholders	$(13,784)	36,260,002	$(0.38)	$(18,577)	36,257,168	$(0.51)

For the three-month and six-month periods ending June 30, 2003, options to purchase 2,101,718 and 2,101,718 common shares, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three-month and six-month periods ending June 30, 2002, options to purchase 2,116,468 and 2,119,218 shares of common stock, respectively, at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of the shares would have been antidilutive.

Stock Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans. Please refer to the Company’s December 31, 2002, Annual Report on Form 10-K for a description of the plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	3-Months Ended June 30		6-Months Ended June 30
	2003	2002	2003	2002
Net loss	$(41,989)	$(13,784)	$(55,460)	$(18,577)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(186)	(247)	(333)

Pro forma net loss	$(42,101)	$(13,970)	$(55,707)	$(18,910)

Loss per share:
Basic and Diluted-as reported	$(1.16)	$(0.38)	$(1.53)	$(0.51)

Basic and Diluted-pro forma	$(1.16)	$(0.39)	$(1.54)	$(0.52)

3.    Income Taxes:

Income tax benefit for the three and six-month periods ended June 30, 2003, was $1.2 million and $2.4 million, respectively. The 2003 tax benefit is associated with our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was recorded on the financial statements on the Company’s 2003 U.S. net operating loss as management does not consider the benefit to be more likely than not to be realized. The Company’s effective income tax rates for the three and six-month periods ended June 30, 2002, were 31% and 32%, respectively. The variances from the Company’s statutory rate were primarily due to income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The Company intends to reinvest the unremitted Norwegian earnings and postpone their repatriation indefinitely.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for Reais 14,764,761 (approximately $5.0 million at June 30, 2003). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company has filed a timely defense and is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statue attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of the tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

4.    Segment and Geographic Information:

The Company is a provider of marine support services to the oil and gas industry. Revenues primarily result from the charter of vessels owned by the Company. As of June 30, 2003, the Company had three crew boats under long-term lease. The Company’s three reportable segments are based on geographic area, consistent with the Company’s management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries (excluding equity in earnings of consolidated subsidiaries). The Company evaluates performance based on net income (loss). The U.S. segment represents the Company’s domestically managed operations and reflects interest expense including that on long-term debt associated with the acquisitions of foreign subsidiaries. The North Sea segment includes those vessels that are managed by our North Sea offices and may, from time to time, include work performed in other geographic areas. The Other segment represents the Company’s Brazilian, Caribbean and West African operations. Segment data for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

Three Months Ended June 30, 2003	U.S.	North Sea	Other	Totals
Revenues from external customers	$9,497	$19,022	$5,973	$34,492
Intersegment revenues	23	—	—	23
Segment net income (loss)	(11,260)	(30,386)	(343)	(41,989)

Three Months Ended June 30, 2002	U.S.	North Sea	Other	Totals
Revenues from external customers	$13,173	$17,486	$1,963	$32,622
Intersegment revenues	32	—	—	32
Segment net income (loss)	(14,477)	1,296	(603)	(13,784)

Six Months Ended June 30, 2003	U.S.	North Sea	Other	Totals
Revenues from external customers	$17,501	$34,242	$11,760	$63,503
Intersegment revenues	45	—	—	45
Segment net income (loss)	(22,481)	(32,818)	(161)	(55,460)
Segment total assets	463,411	445,290	77,321	986,022

Six Months Ended June 30, 2002	U.S.	North Sea	Other	Totals
Revenues from external customers	$26,502	$32,650	$5,578	$64,730
Intersegment revenues	68	—	—	68
Segment net income (loss)	(20,635)	3,012	(954)	(18,577)
Segment total assets	560,890	434,367	59,450	1,054,707

A reconciliation of segment data to consolidated data as of June 30, 2003 and 2002 is as follows:

	June 30, 2003	June 30, 2002
Assets
Total assets for reportable segments	$986,022	$1,054,707
Elimination of intersegment receivables	(96)	(5,549)
Elimination of investment in subsidiaries	(292,498)	(280,107)

Total consolidated assets	$693,428	$769,051

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

6.    Assets Held for Sale:

During the second quarter of fiscal year 2003, the Company committed to a formal plan to sell its investment in the construction of the anchor handling towing supply vessel (“AHTS”) for its long-term contract with Petroleo Brasilerio S.A. (“Petrobras”) as well as dispose of one of its larger vessels. In accordance with SFAS No. 144, these assets were classified as held for sale and the Company recorded a charge of approximately $5.2 million for the impairment related to the anticipated sale of the assets. The Company expects to complete the sale of these assets during the third quarter of fiscal year 2003.

As described in Note 10, subsequent to June 30, 2003, the Company entered into an agreement to sell its interest in the AHTS newbuild construction project. As described in Note 13, the Company entered into an agreement to sell a North Sea class vessel on August 13, 2003.

7.    Impairment of Goodwill:

The Company’s goodwill is primarily attributable to the acquisition of its North Sea operating segment in 1997. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an impairment analysis of its goodwill annually in the second quarter of its fiscal year. SFAS No. 142 requires the calculation of reporting unit fair value. The fair value of the North Sea reporting unit was determined based on the reporting unit’s projected discounted cash flow and market factors that would be used by market participants in ascribing value to the respective reporting unit.

As a result of the annual impairment review, the Company determined that the fair value of the North Sea reporting unit was less than its book value. The reduction in fair value of the reporting unit was primarily a result of a decline in market conditions. Subsequent and as required by SFAS No. 142, the Company performed an analysis to determine the fair value of the goodwill of its North Sea reporting unit and determined that a goodwill impairment charge of approximately $27.7 million was required.

In addition, the Company recorded a goodwill impairment of approximately $900,000 related to its Brazilian operations as a result of the Company’s planned sale of its Brazilian AHTS construction contract and assignment of its related vessel time charter agreement.

8.    New Accounting Standards:

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, FASB Statement No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 on January 1, 2003 resulted in reclassification of the losses on early debt extinguishments from extraordinary items to other expense.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of the provisions of FIN 46 will have an impact upon its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have an impact on the Company’s existing operating results or current financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this statement will have an impact on its financial condition or results of operations.

9.    Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of June 30, 2003, and December 31, 2002, and for the three-month and six-month periods ended June 30, 2003 and 2002, for the subsidiaries of the Company that serve as guarantors of the 8 7/8% senior notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Balance Sheets
	(Dollars in thousands, except per share amounts)
	June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,420	$6,097	$—	$8,517
Restricted cash	—	—	610	—	610
Accounts receivable, net	4,506	17,768	16,349	—	38,623
Due from affiliates	10,114	—	3,645	(13,759)	—
Prepaid expenses and other current assets	261	638	1,595	—	2,494
Assets held for sale	—	—	42,630	—	42,630

Total current assets	14,881	20,826	70,926	(13,759)	92,874

Property and equipment, at cost:
Land and buildings	—	3,616	2,542	—	6,158
Marine vessels	—	241,954	389,864	—	631,818
Construction-in-progress	—	741	—	—	741
Transportation and other	—	2,885	1,656	—	4,541

	—	249,196	394,062	—	643,258
Less accumulated depreciation and amortization	—	94,371	70,083	—	164,454

Net property and equipment	—	154,825	323,979	—	478,804

Investment in subsidiaries	293,034	7,988	—	(301,022)	—
Due from affiliates	149,242	15,382	—	(164,624)	—
Goodwill	—	—	78,438	—	78,438
Other assets	7,487	16,848	18,977	—	43,312
Deferred income taxes	16,607	—	—	(16,607)	—

	$481,251	$215,869	$492,320	$(496,012)	$693,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3,546	$—	$3,546
Accounts payable	—	5,806	3,965	—	9,771
Due to affiliates	—	13,759	—	(13,759)	—
Accrued expenses	79	2,542	3,712	—	6,333
Accrued insurance reserve	—	3,625	—	—	3,625
Accrued interest	2,835	89	834	—	3,758
Income tax payable	—	—	90	—	90

Total current liabilities	2,914	25,821	12,147	(13,759)	27,123
Long-term debt	250,000	33,594	114,866	—	398,460
Due to affiliates	—	149,242	15,382	(164,624)	—
Deferred income taxes	—	12,005	42,050	(16,607)	37,448
Other liabilities	—	—	2,060	—	2,060

Total liabilities	252,914	220,662	186,505	(194,990)	465,091

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	283,271	(288,093)	337,343
Retained earnings (accumulated deficit)	(105,907)	(9,665)	23,041	(13,376)	(105,907)
Cumulative foreign currency translation adjustment	(3,461)	—	(3,461)	3,461	(3,461)
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	228,337	(4,793)	305,815	(301,022)	228,337

	$481,251	$215,869	$492,320	$(496,012)	$693,428

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Balance Sheets
	(Dollars in thousands, except per share amounts)
	December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,971	$7,194	$—	$10,165
Restricted cash	—	—	950	—	950
Accounts receivable, net	5,109	19,924	14,104	—	39,137
Due from affiliates	17,078	—	3,547	(20,625)	—
Prepaid expenses and other current assets	67	771	316	—	1,154

Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	—	3,617	1,720	—	5,337
Marine vessels	—	241,076	446,634	—	687,710
Construction-in-progress	—	2,690	4,368	—	7,058
Transportation and other	—	2,875	1,315	—	4,190

	—	250,258	454,037	—	704,295
Less accumulated depreciation and amortization	—	86,747	71,325	—	158,072

Net property and equipment	—	163,511	382,712	—	546,223

Investment in subsidiaries	344,466	7,239	—	(351,705)	—
Due from affiliates	157,138	19,269	—	(176,407)	—
Goodwill	364	—	110,241	—	110,605
Other assets	7,739	14,350	18,788	—	40,877
Deferred income taxes	16,230	—	—	(16,230)	—

	$548,191	$228,035	$537,852	$(564,967)	$749,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$8,701	$—	$8,701
Accounts payable	—	5,267	5,868	—	11,135
Due to affiliates	—	20,625	—	(20,625)	—
Accrued expenses	30	1,712	4,181	—	5,923
Accrued insurance reserve	—	3,030	—	—	3,030
Accrued interest	2,835	39	1,151	—	4,025
Income tax payable	—	—	94	—	94

Total current liabilities	2,865	30,673	19,995	(20,625)	32,908
Long-term debt	250,000	22,500	104,881	—	377,381
Due to affiliates	—	157,138	19,269	(176,407)	—
Deferred income taxes	—	12,005	45,617	(16,230)	41,392
Other liabilities	—	—	2,104	—	2,104

Total liabilities	252,865	222,316	191,866	(213,262)	453,785

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings (accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	—	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	295,326	5,719	345,986	(351,705)	295,326

	$548,191	$228,035	$537,852	$(564,967)	$749,111

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$28,115	$38,053	$(2,748)	$63,420
Other vessel income	—	155	436	(508)	83

Total revenues	—	28,270	38,489	(3,256)	63,503

Operating expenses:
Direct vessel operating expenses and other	138	24,073	20,825	(3,256)	41,780
General and administrative	149	4,640	2,940	—	7,729
Amortization of marine inspection costs	—	1,785	3,187	—	4,972
Depreciation and amortization expense	—	7,962	9,214	—	17,176
Loss on assets held for sale	—	—	5,225	—	5,225
Gain on sales of assets	—	(479)	(5)	—	(484)
Loss on impairment of goodwill	364	—	28,276	—	28,640

Total operating expenses	651	37,981	69,662	(3,256)	105,038

Operating loss	(651)	(9,711)	(31,173)	—	(41,535)
Interest expense	(11,160)	(1,466)	(4,052)	1,094	(15,584)
Amortization of deferred financing costs	(194)	(163)	(114)	—	(471)
Equity in net earnings (loss) of subsidiaries	(44,926)	748	—	44,178	—
Other income (loss), net	1,094	80	(315)	(1,094)	(235)

Loss before income taxes	(55,837)	(10,512)	(35,654)	44,178	(57,825)
Income tax benefit	(377)	—	(1,988)	—	(2,365)

Net loss	(55,460)	(10,512)	(33,666)	44,178	(55,460)
Equity in comprehensive income of subsidiaries	(11,529)	—	—	11,529	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(11,529)	—	(11,529)

Comprehensive loss	$(66,989)	$(10,512)	$(45,195)	$55,707	$(66,989)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,830	$21,006	$(1,374)	$34,462
Other vessel income	—	45	358	(373)	30

Total revenues	—	14,875	21,364	(1,747)	34,492

Operating expenses:
Direct vessel operating expenses and other	69	12,317	10,612	(1,747)	21,251
General and administrative	120	2,298	1,506	—	3,924
Amortization of marine inspection costs	—	985	1,630	—	2,615
Depreciation and amortization expense	—	3,977	4,675	—	8,652
Loss on assets held for sale	—	—	5,225	—	5,225
Gain on sales of assets	—	(1)	—	—	(1)
Loss on impairment of goodwill	364	—	28,276	—	28,640

Total operating expenses	553	19,576	51,924	(1,747)	70,306

Operating loss	(553)	(4,701)	(30,560)	—	(35,814)
Interest expense	(5,580)	(751)	(1,954)	559	(7,726)
Amortization of deferred financing costs	(99)	(89)	(56)	—	(244)
Equity in net earnings (loss) of subsidiaries	(36,507)	379	—	36,128	—
Other income (loss), net	559	51	522	(559)	573

Loss before income taxes	(42,180)	(5,111)	(32,048)	36,128	(43,211)
Income tax benefit	(191)	—	(1,031)	—	(1,222)

Net loss	(41,989)	(5,111)	(31,017)	36,128	(41,989)

Equity in comprehensive income of subsidiaries	3,176	—	—	(3,176)	—

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	3,176	—	3,176

Comprehensive loss	$(38,813)	$(5,111)	$(27,841)	$32,952	$(38,813)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$30,471	$37,535	$(3,332)	$64,674
Other vessel income	—	187	138	(269)	56

Total revenues	—	30,658	37,673	(3,601)	64,730

Operating expenses:
Direct vessel operating expenses and other	150	26,245	17,324	(3,601)	40,118
General and administrative	70	4,906	2,238	—	7,214
Amortization of marine inspection costs	—	2,954	2,367	—	5,321
Depreciation and amortization expense	—	8,459	6,711	—	15,170
Loss (gain) on sales of assets	—	(421)	(9)	—	(430)

Total operating expenses	220	42,143	28,631	(3,601)	67,393

Operating income (loss)	(220)	(11,485)	9,042	—	(2,663)
Interest expense	(10,904)	(1,117)	(1,887)	1,005	(12,903)
Amortization of deferred financing costs	(391)	(195)	(126)	—	(712)
Loss on early retirement of debt	(9,178)	—	—	—	(9,178)
Equity in net earnings of subsidiaries	(5,080)	1,069	—	4,011	—
Other income (loss), net	1,046	207	(2,420)	(1,005)	(2,172)

Loss before income taxes	(24,727)	(11,521)	4,609	4,011	(27,628)
Income tax expense (benefit)	(6,150)	(4,218)	1,317	—	(9,051)

Net income (loss)	(18,577)	(7,303)	3,292	4,011	(18,577)
Equity in comprehensive income of subsidiary	46,855	—	—	(46,855)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	46,855	—	46,855

Comprehensive income (loss)	$28,278	$(7,303)	$50,147	$(42,844)	$28,278

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss)
	(Dollars in thousands)
	Three Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,444	$19,582	$(1,433)	$32,593
Other vessel income	—	76	66	(113)	29

Total revenues	—	14,520	19,648	(1,546)	32,622

Operating expenses:
Direct vessel operating expenses and other	75	13,285	8,964	(1,546)	20,778
General and administrative	41	2,534	1,105	—	3,680
Amortization of marine inspection costs	—	1,321	1,310	—	2,631
Depreciation and amortization expense	—	4,220	3,554	—	7,774
Loss (gain) on sales of assets	—	86	(8)	—	78

Total operating expenses	116	21,446	14,925	(1,546)	34,941

Operating income (loss)	(116)	(6,926)	4,723	—	(2,319)
Interest expense	(5,682)	(569)	(1,096)	511	(6,836)
Amortization of deferred financing costs	(182)	(103)	(79)	—	(364)
Loss on early retirement of debt	(9,178)	—	—	—	(9,178)
Equity in net earnings of subsidiaries	(3,806)	388	—	3,418	—
Other income (loss), net	552	97	(1,822)	(511)	(1,684)

Loss before income taxes	(18,412)	(7,113)	1,726	3,418	(20,381)
Income tax expense (benefit)	(4,628)	(2,462)	493	—	(6,597)

Net income (loss)	(13,784)	(4,651)	1,233	3,418	(13,784)
Equity in comprehensive income of subsidiary	43,581	—	—	(43,581)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	43,581	—	43,581

Comprehensive income (loss)	$29,797	$(4,651)	$44,814	$(40,163)	$29,797

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(55,460)	$(10,512)	$(33,666)	$44,178	$(55,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	260	9,910	12,515	—	22,685
Deferred marine inspection costs	—	(4,082)	(4,263)	—	(8,345)
Deferred income taxes	(377)	—	(1,988)	—	(2,365)
Equity in net earnings (loss) of subsidiaries	44,926	(748)	—	(44,178)	—
Loss on impairment of goodwill	364	—	28,276	—	28,640
Asset write-down	—	—	5,225	—	5,225
Gain on sales of assets	—	(479)	(5)	—	(484)
Provision for doubtful accounts	—	60	—	—	60
Change in operating assets and liabilities:
Restricted cash	—	—	319	—	319
Accounts receivable	603	2,096	(2,777)	—	(78)
Prepaid expenses and other current assets	(196)	134	(1,338)	—	(1,400)
Accounts payable and accrued expenses	49	2,013	(2,655)	—	(593)
Other, net	(7)	(229)	(259)	—	(495)

Net cash used in operating activities	(9,838)	(1,837)	(616)	—	(12,291)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,344)	(11,215)	—	(13,559)
Proceeds from sales of assets	—	619	8	—	627
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Dividends received from subsidiaries	1,042	—	—	(1,042)	—
Other	(6,065)	—	1,109	6,065	1,109

Net cash provided by (used in) investing activities	(5,023)	1,204	(10,098)	5,023	(8,894)

Cash flows from financing activities:
Equity contribution from parent	—	—	6,065	(6,065)	—
Proceeds from issuance of long-term debt	—	11,094	32,034	—	43,128
Repayment of long-term debt	—	—	(23,062)		(23,062)
Dividends paid to parent	—	—	(1,042)	1,042	—
Advances to/from affiliates	14,861	(10,874)	(3,987)	—	—
Deferred financing costs and other	—	(138)	(184)	—	(322)

Net cash provided by (used in) financing activities:	14,861	82	9,824	(5,023)	19,744

Effect of exchange rates on cash and cash equivalents	—	—	(207)	—	(207)

Net decrease in cash and cash equivalents	—	(551)	(1,097)	—	(1,648)
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$2,420	$6,097	$—	$8,517

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Cash Flows
	(Dollars in thousands)
	Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(18,577)	$(7,303)	$3,292	$4,011	$(18,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	370	11,608	9,204	—	21,182
Deferred marine inspection costs	—	(1,181)	(3,070)	—	(4,251)
Deferred income taxes	(6,242)	(4,218)	1,100	—	(9,360)
Equity in net earnings (loss)	5,080	(1,069)	—	(4,011)	—
Gain on sales of assets	—	(421)	(9)	—	(430)
Provision for doubtful accounts	—	60	—	—	60
Loss on early retirement of debt	9,178	—	—	—	9,178
Change in operating assets and liabilities:
Restricted cash	—	—	174	—	174
Accounts receivable	91	4,087	592	—	4,770
Prepaid expenses and other current assets	21	(188)	(954)	—	(1,121)
Accounts payable and accrued expenses	(4,910)	(862)	2,542	—	(3,230)
Other, net	25	(1,624)	(3,796)	—	(5,395)

Net cash provided by (used in) operating activities	(14,964)	(1,111)	9,075	—	(7,000)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,299)	(31,633)	—	(34,932)
Proceeds from sales of assets	—	1,924	16	—	1,940
Dividends received from subsidiaries	1,042	—	—	(1,042)	—
Other	—	—	(750)	—	(750)

Net cash provided by (used in) investing activities	1,042	(1,375)	(32,367)	(1,042)	(33,742)

Cash flows from financing activities:
Net proceeds from issuance of stock	51	—	—	—	51
Proceeds from issuance of long-term debt	247,990	—	30,561	—	278,551
Repayment of long-term debt	(209,352)	—	(7,007)		(216,359)
Dividends paid to parent	—	—	(1,042)	1,042	—
Advances to/from affiliates	(19,073)	19,385	(312)	—	—
Deferred financing costs and other	(5,694)	(95)	—	—	(5,789)

Net cash provided by (used in) financing activities:	13,922	19,290	22,200	1,042	56,454

Effect of exchange rates on cash and cash equivalents	—	—	1,853	—	1,853

Net increase (decrease) in cash and cash equivalents	—	16,804	761	—	17,565
Cash and cash equivalents at beginning of period	—	27,954	4,000	—	31,954

Cash and cash equivalents at end of period	$—	$44,758	$4,761	$—	$49,519

10.    Liquidity

The Company’s performance and cash flow from operations are determined primarily by the level of day rates and utilization for its vessels, which in turn are affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which it operates. Lower levels of Gulf of Mexico drilling activity have continued to negatively impact Gulf class vessel utilization and day rates in the first half of 2003. North Sea operating results for the first six months of 2003 also lagged the year ago period. The Company expects improvements in market conditions in the second half of 2003 as compared to the first six months. It is possible that even with improvements in market conditions the Company may have difficulty meeting working capital requirements and complying with debt covenants. Further, continued negative market conditions have impacted the Company’s credit rating during 2003, the Company’s senior notes are now rated by Moody’s at Caa1, and could impact the Company’s access to capital.

Given these issues, the Company has assessed its ability to continue as a viable business and has concluded that it can fund operating activities and capital requirements. However, the Company will be required in 2003 to address the issues discussed below:

•	Compliance with Debt Covenants—The Company’s ability to comply with debt covenants as of September 30, 2003 is dependent upon its ability to complete the sale of the Brazilian AHTS vessel described below and possibly other elements of the Company’s liquidity enhancement plan. In addition, increases in day rates and utilization, as compared to the first half of 2003, are required in order for the Company to remain in compliance with credit facility debt covenants in future periods, particularly those included in its primary U.S. revolving credit facility. While the Company believes such seasonal and/or cyclical increases are reasonable, it is possible that lower levels of day rates and utilization may continue. The Company has also implemented a plan to increase vessel utilization by redeploying vessels to international areas as necessary.

•	Capital Commitments—One of the Company’s primary capital commitments in 2003 is to fund the construction of the AHTS for its long-term contract with Petrobras. The estimated cost as of June 30, 2003, to construct the vessel is approximately $39.0 million. As of June 30, 2003, the Company had made approximately $6.5 million in progress payments toward the construction of the vessel.

On July 31, 2003 the Company entered into an agreement to sell its interest in the AHTS newbuild construction project in order to provide for additional liquidity to meet working capital needs and decrease outstanding borrowings. Under the terms of the contract the Company expects to be reimbursed for its progress payments.

In addition, the Company has revised its expectations of discretionary capital expenditures and plans to limit such expenditures throughout the remainder of 2003 and first six months of 2004.

•	Working Capital—The Company has experienced net cash outflows during the first six months of 2003 and believes that if it is not successful in implementing liquidity enhancement measures, it will be required to utilize available capacity on its revolving credit facilities in order to meet its working capital requirements throughout the remainder of 2003 and early 2004. However, such credit may not be available in the amount required under its current credit facilities.

In order to enhance available liquidity, in June 2003 the Company replaced an expiring NOK term loan with a larger 150 million NOK facility that includes a June 2006 maturity date and scheduled principal payments starting in June of 2004. Further, the Company is pursuing other liquidity enhancement alternatives that include the possible sale of vessels.

Management believes that its operating results during the third quarter, absent implementation of the liquidity initiatives discussed above, will further limit the Company’s ability to incur additional indebtedness. In addition, the Company will be required to obtain lender consent under its primary U.S. revolving credit facility in order to fully implement provisions of its plan. However, because these matters involve inherent uncertainties, including matters beyond the Company’s control, no assurances can be given that these transactions will be completed as contemplated. If the Company is unable to execute its plan, it could result in curtailment of certain of the Company’s operating activities or, alternatively, require the Company to obtain additional sources of financing which may not be available to it or may be cost prohibitive.

11.    Long-Term Debt:

The Company’s long-term debt consists of the following at June 30, 2003 and December 31, 2002 (in thousands):

(Norwegian Kroner to U.S. dollar conversions as of June 30, 2003, and December 31, 2002, are at 7.2244 and 6.9377 to one, respectively.)

	June 30, 2003	December 31, 2002
Senior Notes, interest at 8.875%, due May 2012	$250,000	$250,000

Revolving loan (“US Dollar Facility”), bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing (weighted average interest rate of 4.1% at June 30, 2003), interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels	33,594	22,500

Revolving loan (the “NOK Facility”), bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 5.3% at June 30, 2003), collateralized by certain marine vessels, availability reduces in semi-annual installments of NOK 40 million ($5.5 million) with balance of the commitment expiring September 2009	79,439	87,925

Term loan (the “NOK Term Loan”), bearing interest at NIBOR plus a margin (weighted average interest rate of 4.4% at June 30, 2003), collateralized by two marine vessels, principal due in five semi-annual installments beginning June 30, 2004 of NOK 7.5 million ($1.0 million) with the balance due on June 30, 2006	20,763	—

Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	13,835	14,464

Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	4,375	5,000

Term loan bearing interest at NIBOR plus a margin, collateralized by two marine vessels, principal due in five semi-annual installments beginning June 28, 2001 with the balance due on June 30, 2003	—	5,766

Note payable, bearing interest at NIBOR plus a margin, collateralized certain marine vessels, principal due in three semi-annual installments with the balance due on June 30, 2003	—	427

	402,006	386,082
Less current maturities	(3,546)	(8,701)

	$398,460	$377,381

On June 26, 2003, we entered in a new term loan, the NOK Term Loan, payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($20.8 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0%. The interest rate for the NOK Term Loan was 4.4% as of June 30, 2003. The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.0 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($15.6 million) on June 30, 2006. Borrowings under the NOK Term Loan are secured by mortgages on two of our North Sea class vessels.

In March 2003, the Company amended certain financial covenants of its U.S. Dollar Facility to reflect current industry conditions. The facility, as amended, requires the Company to maintain a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of .90 to 1, increasing to 1.00 to 1 for the period ending September 30, 2003, 1.20 to 1 as of December 31, 2003, 1.50 to 1 as of March 31, 2004, 1.75 to 1 as of June 30, 2004 and increasing to 2.00 to 1 by September 30, 2004, a maximum debt to capitalization ratio of 60%, positive working capital and a minimum tangible net worth of $165 million, as defined.

At June 30, 2003 we had $27.4 million of unused borrowing capacity under our U.S. Dollar Facility and NOK Facility. At June 30, 2003 we estimated that we could incur approximately $13.6 million of our unused borrowing capacity and remain in compliance with the debt to capitalization covenant of our U.S. Dollar Facility.

12.    Accounts Receivable

The Company’s accounts receivable, net consists of the following at June 30, 2003, and December 31, 2002 (in thousands):

	2003	2002
Trade receivables, net of allowance for doubtful accounts of $782 and $422 in 2003 and 2002, respectively	$28,107	$24,568
Insurance and other	10,516	14,569

Accounts receivable, net	$38,623	$39,137

13.    Subsequent Events

On August 13, 2003, the Company entered into an agreement to sell a large North Sea class vessel, for NOK 263 million (approximately $36.4 million). The agreement is subject to normal closing conditions, including the consent of the party chartering the vessel. The sale is expected to be consummated in August 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

We are in the process of executing a plan to address our near-term financial and liquidity needs through a combination of finance related initiatives and a continued emphasis on boosting utilization through redeployment of vessels to international locations. In our Form 10-Q for the quarter ended March 31, 2003, we outlined our liquidity enhancing plan and set forth four key plan elements:

•	Obtain a new Norwegian Kroner (“NOK”) 150 million term loan;
•	Obtain a $4.5 million U.S. federal income tax refund;
•	Obtain an equity partner for our Brazilian AHTS newbuild project or sell our interest in the project to another vessel operator; and
•	Sell one or more of our vessels.

On June 26, 2003, we entered into a loan agreement providing for a NOK 150 million ($20.8 million) term loan, which was used to replace our outstanding NOK 40 million term loan ($5.5 million) and temporarily reduce amounts outstanding under our reducing revolving credit facility payable in NOK (the “NOK Facility”). In July 2003, we received a $4.5 million federal tax refund as a result of the filing of net operating loss carryback claims. On July 31, 2003, we signed an agreement to sell our interest in the Brazilian AHTS project. The terms of the agreement provide for the reimbursement of our vessel construction progress payments, which were $6.5 million as of June 30, 2003. On August 13, 2003, we entered into an agreement to sell one of our North Sea class vessels for NOK 263 million ($36.4 million). We believe that our ability to comply with debt covenants as of September 30, 2003 is dependent upon our ability to complete the sale of the Brazilian AHTS vessel under construction and possibly other elements of the Company’s liquidity enhancement plan. Our ability to meet our long term financial and liquidity needs will depend on improvements in day rates and utilization.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Revenues for the second quarter and six months ended June 30, 2003 were $34.5 million and $63.5 million, respectively, compared to $32.6 million and $64.7 million in revenues for the second quarter and first six months of 2002, respectively. Decreased Gulf of Mexico drilling activity continued to negatively impact Gulf class vessel day rates in the first six months of 2003. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned during the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Average Day Rates:
Supply (Gulf class)	$4,942	$5,839	$5,094	$5,948
Supply/Anchor Handling (N. Sea)	11,911	11,443	11,223	10,958
Crew/Line Handling	2,984	2,634	2,873	2,684

Utilization:
Supply (Gulf class)	56%	49%	52%	51%
Supply/Anchor Handling (N. Sea)	88%	93%	84%	91%
Crew/Line Handling	65%	68%	67%	67%

Average Number of Vessels:
Supply (Gulf class)	48.0	48.0	48.0	48.0
Supply/Anchor Handling (N. Sea)	20.0	18.3	20.0	18.1
Crew/Line Handling	18.0	17.0	17.9	18.2

Supply boat day rates for our Gulf class supply boats in the second quarter and first six months of 2003 decreased 15.4% to $4,942 and 14.4% to $5,094, respectively, compared to $5,839 and $5,948 for the second quarter and first six months of 2002, respectively. Utilization for the Gulf class supply boat fleet increased for the second quarter and six-month period to 56% and 52%, respectively, compared to 49% and 51% for the year-ago periods.

Average day rates for our North Sea vessels for the second quarter and first six months of 2003 increased 4.1% to $11,911 and 2.4% to $11,223, respectively, compared to $11,443 and $10,958 for the comparable 2002 periods. Utilization of our North Sea vessels was 88% and 84% for the second quarter and first six months of 2003, respectively, compared to 93% and 91% for the year-ago periods.

Day rates for our crew boats and line handling vessels for the second quarter and first six months of 2003 increased 13.3% to $2,984 and 7.0% to $2,873, respectively, compared to $2,634 and $2,684 for the comparable 2002 periods. Utilization of our crew boats and line handling vessels was 65% and 67% for the second quarter and first six months of 2003, respectively, compared to 68% and 67% for the comparable periods of 2002.

During the second quarter and first six months of 2003, direct vessel operating expenses and other were $21.3 million (61.6% of revenues) and $41.8 million (65.8% of revenues), respectively, compared to $20.8 million (63.7% of revenues) and $40.1 million (62.0% of revenues), for the second quarter and first six months of 2002. The increase in 2003 direct vessel operating expense is due primarily to the addition of two large platform supply vessels (“PSVs”) to the North Sea fleet and the exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar. Vessel operating expenses increased as a percentage of revenue in the first six months of 2003 compared to the prior year period due to the decrease in day rates of our Gulf class supply boats and decreased North Sea vessel utilization.

A loss on assets held for sale of $5.2 million was recorded in the second quarter of 2003. This charge was recorded pursuant to the provisions of SFAS No. 144 and is further explained at Note 6, “Assets Held for Sale” in the consolidated financial statements. In accordance with the provisions of SFAS No. 142 an impairment charge on goodwill was recorded in the second quarter of 2003 in the amount of $28.6 million. This impairment charge relates to our North Sea and Brazilian reporting units, and is further explained at Note 7, “Impairment of Goodwill” in the consolidated financial statements.

Depreciation and amortization expense increased to $8.7 million and $17.2 million for the second quarter and first six months of 2003, respectively, up from $7.8 million and $15.2 million for the year-ago periods. The increase in 2003 depreciation and amortization expense is primarily the result of the addition of the two large PSVs to the North Sea fleet and the exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar.

General and administrative expenses increased to $3.9 million (11.4% of revenues) and $7.7 million (12.2% of revenues) in the second quarter and first six months of 2003, respectively, from $3.7 million (11.3% of revenues) and $7.2 million (11.1% of revenues) for the 2002 periods, due primarily to the exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar.

Interest expense increased to $7.7 million and $15.6 million for the second quarter and first six months of 2003, respectively, compared to $6.8 million and $12.9 million for the year ago periods. The 2003 increase in interest expenses is due to higher borrowings used to fund construction of the two PSVs delivered in 2002, the strengthening of the Norwegian Kroner against the U.S. dollar and higher borrowings and interest costs associated with the refinancing of the 8½% senior notes in May of 2002 and the servicing of the new 8 7/8% senior notes.

We experienced a second quarter 2003 gain on foreign exchange of approximately $553,000 and a six-month loss of approximately $284,000. This compares to losses on foreign exchanges of $1.8 million and $2.4 million in the 2002 second quarter and six-month period. The 2003 six-month reduction in foreign exchange loss is primarily the result of the impact of the strengthening of the NOK against the U.S. dollar on U.S. dollar obligations held by our Norwegian subsidiary.

In the second quarter and first six months of 2003, we had income tax benefits of $1.2 million and $2.4 million, respectively, compared to income tax benefits of $6.6 million and $9.1 million for the 2002 comparable periods. The 2003 tax benefit is attributable to our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was included on financial statement 2003 second quarter or six-month U.S. net operating losses as management does not consider the benefit to be more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to: (1) service debt; (2) acquire, maintain or improve equipment; and (3) provide working capital to support our operating activities.

Cash Flow

During the six-month period ended June 30, 2003 our cash and cash equivalents decreased $1.6 million to $8.5 million. The primary sources of cash included the net proceeds from long term debt of $20.1 million and proceeds from asset sales and sales-leaseback transactions of $3.6 million. The primary uses of cash included cash used in operating activities of $12.3 million and cash used to fund vessel construction, vessel improvements and other capital additions of $13.6 million.

We experienced a net outflow of cash from operating activities for the first six months of 2003 of $12.3 million. This compares to a net cash outflow of $7.0 million for the first six months of 2002. The main factors contributing to the increase in the period ending June 30, 2003 cash outflows were an increase in deferred marine inspection costs of $4.1 million, a reduction in comparative period vessel revenue of $1.2 million, and higher North Sea labor and other costs. The increase in North Sea costs were to a significant extent attributable to the comparative June 30, 2003 to June 30, 2002 strengthening of the Norwegian Kroner against the U.S. dollar. June 30, 2003 non-cash adjustments include $28.6 million of SFAS No. 142 goodwill and $5.2 million of SFAS No. 144 fixed asset impairment charges.

Net cash used in investing activities as of June 30, 2003 was approximately $8.9 million as compared to $33.7 million for June 30, 2002. The decrease in investment activity is attributable to the 2002 completion of two large PSV new-build vessels. 2003 investment activity primarily includes Brazilian AHTS construction costs and North Sea vessel improvement costs.

Financing activities as of June 30, 2003 provided $19.7 million in cash, net of approximately $300,000 in deferred financing costs, as compared to approximately $56.5 million of cash generated by financing activities for the period ended June 30, 2002. 2002 financing activity was influenced to a significant extent by the May issuance of $250.0 million in 8 7/8% senior notes and the timing of the retirement of the previously issued notes.

Net proceeds from financing include $43.1 million in borrowings and approximately $23.1 million in repayments. New borrowings include a May 2003 borrowing under our U.S. revolving credit facility in the amount of $11.1 million, and draws under our Norwegian credit facilities that totaled approximately $32.0 million. The Norwegian facility draws were comprised of a draw of 150 million NOK against the 150 million NOK term loan facility that was originated as of June 26, 2003, and a draw of approximately 73.9 million NOK against our primary NOK Facility. The draw against the 150 million NOK term loan facility was used to fund the final 40 million NOK payment against a June 2003 maturity term loan and a 110 million NOK reduction in our primary NOK Facility indebtedness.

Financing and Liquidity

Our primary U.S. operating subsidiaries have a bank credit facility (“the U.S. Dollar Facility”) that provides a $50.0 million revolving line of credit payable in U.S. dollars. The U.S. Dollar Facility matures in December 2005. Borrowings bear interest at a Eurocurrency rate plus a margin that depends on our interest coverage ratio. As of June 30, 2003, we had $33.6 million in outstanding borrowings and $3.7 million in outstanding stand-by letters of credit under the U.S. Dollar Facility. The weighted average interest rate for borrowings under the U.S. Dollar Facility was 4.1% as of June 30, 2003. The amended covenants require us to maintain on the last day of each quarter a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of .90 to 1 for the periods ending March 31 and June 30, 2003, increasing to 1.00 to 1 for the period ending September 30, 2003, 1.20 to 1 for the period ending December 31, 2003, 1.50 to 1 for the period ending March 31, 2004, 1.75 to 1 for the period ending June 30, 2004 and increasing to 2.00 to 1 for the period ending September 30, 2004. We are also required under the covenants to maintain a debt to capitalization ratio (computed as debt plus stockholders’ equity, a 2002 valuation allowance as defined and, as recently amended, the June 30, 2003 impairment of goodwill) no greater than .60 to 1, positive working capital and a minimum tangible net worth of $165 million, as defined. Our cash flow to interest expense ratio for the period ended June 30, 2003 was 1.0 to 1, our debt to capitalization ratio was 0.59 to 1 and our tangible net worth was $176 million, as defined. The U.S. Dollar Facility is secured by a mortgage on substantially all of our U.S. Gulf class supply and crew boats, requires us to maintain mortgaged vessel values of at least 200% of borrowings under the U.S. Dollar Facility and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, sell assets or enter into certain mergers or acquisitions.

Our North Sea operating subsidiary maintains a reducing revolving credit facility (“the NOK Facility”) payable in NOK that at June 30, 2003 was in the amount of NOK 760 million ($105.2 million). The commitment amount for this bank facility reduces by NOK 40 million ($5.5 million) every six months with the next reduction to occur in September 2003 and with the remaining NOK 240 million ($33.2 million) balance of the commitment to expire in September 2009. As of June 30, 2003, we had NOK 573.9 million ($79.4 million) of debt outstanding under the NOK Facility. Amounts borrowed under the NOK Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 1%. The weighted average interest rate for borrowings under the NOK Facility was 5.3% as of June 30, 2003. Borrowings under the NOK Facility are secured by mortgages on 12 of our 20 North Sea class vessels. The NOK Facility limits the amount we may borrow unless we maintain at all times NOK 80 million ($11.1 million) of availability and/or cash or cash equivalents in our North Sea operating subsidiary. As of June 30, 2003, our North Sea operating subsidiary had cash and cash equivalents of NOK 42.0 million ($5.8 million). Accordingly, this requirement has the effect of limiting the amount we can borrow under the NOK Facility to finance our operations. The NOK Facility also contains covenants requiring our North Sea operating subsidiary to maintain positive working capital, a ratio of funded debt to operating income plus depreciation and amortization on a rolling four quarter basis of less than five, a difference between the market value of assets owned or leased and funded debt of more than 25% of the market value of assets owned or leased, mortgaged vessel values of at least 135% of borrowings under the NOK Facility, and other customary restrictions.

On June 26, 2003, we entered in a new term loan (“the NOK Term Loan”) payable in NOK in the amount of NOK 150.0 million ($20.8 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0%. The interest rate for the NOK Term Loan was 4.4% as of June 30, 2003. The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.0 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($15.6 million) on June 30, 2006. Borrowings under the NOK Term Loan are secured by mortgages on two of our North Sea class vessels. The NOK Term Loan contains the same covenants as the NOK Facility.

We have outstanding $250.0 million in 8 7/8% senior notes due 2012. The senior notes are unsecured and are guaranteed by our primary U.S. operating subsidiaries. We are required to make interest payments of approximately $11.1 million on May 15 and November 15 of each year. The indenture governing the senior notes contains covenants that, among other things, can restrict us from incurring additional debt, effecting any sale-leaseback transactions, paying dividends or making other distributions. We estimate that we would be restricted to incurring a maximum $75.5 million of additional secured debt as of June 30, 2003. The indenture also contains customary covenants that restrict our ability to create liens, sell assets, or enter into mergers or acquisitions.

As of June 30, 2003, we had, outstanding, approximately $18.2 million of U.S. government guaranteed ship financing bonds that were issued in two series. The bonds require semi-annual principal payments of $1.3 million plus interest. The bonds are secured by first preferred ship mortgages on the three vessels the Company financed with the bond financing.

We are required to make monthly lease payments of $90,226 under the master lease agreement related to our sale-leaseback financing of our three 155-foot new build crew boats. Our obligations under the master lease are also secured by $1.8 million in letters of credit. In accordance with generally accepted accounting principles for operating leases, the amount of our lease obligations is not reflected on our balance sheet, but is included in vessel operating expenses in our income statement.

At June 30, 2003, we were in compliance with all covenants in our credit facilities and our senior note indenture. Our management believes that the key financial covenants in our credit facilities are the cash flow to interest coverage ratio and debt to capitalization ratio in our U.S. Dollar Facility. Our ability to comply with these two covenants as of September 30, 2003, will depend on our completion of the sale of the Brazilian AHTS and possibly other elements of our liquidity enhancement plan. Our ability to comply with these covenants after September 30, 2003, will depend on achieving improvements in day rates and utilization for our vessels.

At June 30, 2003 we had $27.4 million of unused borrowing capacity under our U.S. Dollar Facility and NOK Facility. We also had $8.5 million of unrestricted cash as of June 30, 2003. At June 30, 2003 we estimated that we could incur approximately $13.6 million of our unused borrowing capacity and remain in compliance with the debt to capitalization covenant of our U.S. Dollar Facility. We believe that during the third quarter of 2003 our borrowing capacity will increase as a result of the expected completion of key items in our liquidity enhancement plan. During the third quarter of 2003, we estimate that we will receive net cash proceeds in the range of $45 million to $50 million from the completion of the sale of the Brazilian AHTS, the sale of the North Sea class vessel and receipt of a Federal tax refund. We believe that our operating results during the third quarter, absent implementation of the provisions of our liquidity enhancement plan, will further limit our ability to incur additional indebtedness and would likely require us to obtain lender consent under our U.S. dollar facility in order to fully implement provisions of our plan. We will work closely with our lenders in order to attempt to obtain all consents required for plan implementation.

As of June 30, 2003, we had made approximately $6.5 million of progress payments related to our Brazilian AHTS project. On July 31, 2003 we signed an agreement to sell our interest in the construction of the Brazilian AHTS and convey our interest in the related vessel time charter agreement. The sale of the Brazilian AHTS project is conditioned on sale approval and release of the Company from all obligations by the shipyard that is constructing the vessel, approval of the assignment of the time charter agreement by the chartering party, and execution of an indemnification agreement. Under the terms of the sale agreement we expect reimbursement for the progress payments we have made in conjunction with the construction of the Brazilian AHTS. We expect the sale of the vessel to close in the third quarter of 2003. Brazilian AHTS capital requirements are included in the table below since the sale has not yet closed. Because these matters involve inherent uncertainties, including matters beyond our control, no assurances can be given that these transactions will be completed as contemplated. If we are unable to execute our plan, it could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

Our contractual cash obligations for long-term debt principal payments, operating leases and construction costs associated with the Brazilian AHTS project as of June 30, 2003 are summarized below (in thousands).

Description	2003 Second Half	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt	$1,254	$4,584	$40,102	$30,192	$12,332	$313,542	$402,006
Operating Leases	587	1,260	1,215	1,186	1,176	5,485	10,909
Brazilian AHTS	17,208	15,228	— —	— —	— —	— —	32,436

Total	$19,049	$21,072	$41,317	$31,378	$13,508	$319,027	$445,350

We do not have any other planned capital expenditures for the remaining six months of 2003 except for approximately $4.3 million to fund vessel dry docking costs and vessel improvements. We will also be required to make capital expenditures to fund vessel dry dockings and improvements in subsequent years. Dry docking capital expenditures are expected to vary depending on industry activity levels and the dry docking schedule required by regulatory authorities.

We will be required to pay in November 2003 approximately $11.1 million of interest on our 8 7/8% senior notes. We will also be required to pay (or accrue) approximately $4.1 million of interest on our other outstanding debt in the second half of 2003 (assuming variable interest rates remain unchanged).

We are continuing to execute our plan to address our financing needs in order to attempt to ensure that we have adequate liquidity to support our operations. Our ultimate goal is to maximize the revenue generated from our marine fleet and reduce our total debt. We believe that through a combination of the finance related initiatives we will continue to implement during the third and fourth quarters and our continued emphasis on redeploying vessels to international areas to increase utilization of vessels, we will have sufficient liquidity to fund our 2003 contractual cash obligations and provide working capital for our operations. On August 13, 2003, we entered into an agreement for the sale of one of our North Sea class vessels for NOK 263 million ($36.4 million). The agreement is subject to normal closing conditions, including the consent of the party chartering the vessel. The sale is expected to be consummated in August 2003. Proceeds from the sale of the vessel will be used to pay down outstanding indebtedness under our revolving credit facilities and provide additional working capital.

We believe that the liquidity initiatives we have undertaken should enable the Company to fund its 2003 cash obligations and commitments. However, the Company faces significant risks related to its ongoing operations and the other matters discussed above. We cannot provide assurance we will be able to continue complying with our debt covenants, or that all of the required waivers and amendments will be available at all or on acceptable terms. Our ability to comply with the key covenants in our U.S. Dollar Facility could be adversely affected by increases in the NOK/U.S. Dollar exchange rate due to the impact currency translations have on our stockholders’ equity and the reported assets and liabilities of our North Sea operating subsidiary. If any of our debt were placed in default, we would also be unable to obtain any additional borrowings under our U.S. Dollar Facility. If activity levels do not increase in the Gulf of Mexico and we are unsuccessful in taking substantially all of the steps outlined above, we would likely default under our bank credit facilities and, if our lenders took actions to accelerate our indebtedness to them, the senior note indenture. We may also need to refinance all or a portion of our existing indebtedness before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness, including our bank credit facilities, on commercially reasonable terms or at all. We also cannot make any assurance that we will generate sufficient cash flow from operations, obtain additional debt or equity financing or generate funds from a transaction involving any of our vessels in an amount sufficient to enable us to meet our contractual cash obligations and pay our indebtedness. Our long-term ability to provide adequate working capital for our operations and comply with the financial covenants under our bank credit facilities and senior note indenture will depend on our future operations, performance and cash flow from operations. Our performance and cash flow from operations will be determined primarily by the level of day rates and utilization for our vessels, which in turn are affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which we operate.

New Accounting Standards:

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, FASB Statement No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 on January 1, 2003, resulted in reclassification of the losses on early debt extinguishments from extraordinary items to other expense.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of the provisions of FIN 46 will have an impact upon its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have an impact on the Company’s existing operating results or current financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does expect the adoption of this statement to have an impact on its financial condition or results of operations.

CAUTIONARY STATEMENTS

Statements in this document, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this section regarding the Company’s financial position and liquidity, its ability to obtain additional debt and equity financing, its strategic alternatives, future capital needs, business strategies, scheduled dry-dockings and related vessel downtime, generation of net cash proceeds from the sale of vessels and receipt of tax refund, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the Company’s dependence on the oil and gas industry and the volatility of that industry, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. The Company does not assume any obligation to update any forward looking statement it makes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in Trico’s exposure to market risk during the first quarter of 2003. For a discussion of Trico’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in Trico’s Annual Report on Form 10-K for the fiscal year 2002.

Foreign Currency Exchange Rate Sensitivity

The Company has substantial operations located outside the United States (principally the North Sea and Brazil) for which the functional currency is not the U.S. Dollar. As a result, the reported amount of the Company’s assets and liabilities related to its non-U.S. operations and, therefore, the Company’s consolidated net assets, will fluctuate based upon changes in currency exchange rates.

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

In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. Approximately 64% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $3.2 million adjustment to our stockholders’ equity account for the quarter ended June 30, 2003 as a result of the net increase in the value of the Norwegian Kroner and other currencies against the U.S. dollar. In the second quarter of 2002 we recorded a $43.6 million adjustment to our stockholders’ equity account as a result of the net increase in the value of foreign currencies against the U.S. dollar.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal controls over financial reporting as of June 30, 2003, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of June 30, 2003, its system of internal controls over financial reporting met those criteria. In addition, there have been no material changes to the Company’s system of internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on June 25, 2003.

(b)	At the annual meeting, Ronald O. Palmer and Robert N. Sheehy, Jr. were re-elected to serve until the annual meeting of stockholders for the year 2006. In addition to the directors elected at the annual meeting, the terms of H.K. Acord, James C. Comis III, Joseph S. Compofelice, Thomas E. Fairley, Edward C. Hutcheson, Jr., and J. Landis Martin continued after the annual meeting.

(c)	At the annual meeting, holders of shares of the Company’s common stock elected two directors with the number of votes cast for and withheld for such nominees as set forth below. There were no abstentions.

Name	For	Withheld
Ronald O. Palmer	34,166,514	235,052
Robert N. Sheehy, Jr.	34,205,905	195,661

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company. [1]

3.2	By Laws of the Company.[1]

4.1	Specimen Common Stock Certificate.[2]

1	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).

10.1	Loan Agreement dated as of June 26, 2003, between Trico Shipping AS and Den Norske Bank ASA.

10.2

Third Amendment and Consent to Credit Agreement, Consent to Collateral Vessel Mortgage and First Amendment to Security Agreement dated as of July 8, 2003, among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., lenders party to the Credit Agreement and Nordea Bank Finland PLC, New York Branch, as agent.

10.3

Fourth Amendment and Waiver dated August 11, 2003, among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., lenders party to the Credit Agreement and Nordea Bank Finland.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

(i)	On May 6, 2003, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing our first quarter 2003 results.

(ii)	On May 13, 2003, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing the appointment of J. Landis Martin to our board of directors.

(iii)	On May 19, 2003, we filed a report on Form 8-K, reporting under Items 7 and 9, announcing a commitment letter for a $21.9 million credit facility.

(iv)	On June 19, 2003, we filed a report on Form 8-K, reporting under Item 7, announcing the resignation of our chief financial officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: August 14, 2003	By:	/s/ Kim E. Stanton

Kim E. Stanton Chief Accounting Officer and duly authorized officer