Form 10-Q
period 2003-09-30
TRICO MARINE SERVICES INC
filed 2003-11-14
CIK 921549

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

As of October 28, 2003, there were 36,850,537 shares outstanding of the

Registrant’s Common Stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,918	$10,165
Restricted cash	4,154	950
Accounts receivable, net	31,158	39,137
Prepaid expenses and other current assets	2,294	1,154

Total current assets	68,524	51,406

Property and equipment, at cost:
Land and buildings	6,252	5,337
Marine vessels	640,477	687,710
Construction-in-progress	375	7,058
Transportation and other	4,481	4,190

	651,585	704,295
Less accumulated depreciation and amortization	173,601	158,072

Net property and equipment	477,984	546,223

Goodwill	80,314	110,605
Restricted cash—noncurrent	4,117	—
Other assets	42,793	40,877

Total assets	$673,732	$749,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,571	$8,701
Accounts payable	5,445	11,135
Accrued expenses	6,013	5,923
Accrued insurance reserve	3,674	3,030
Accrued interest	9,084	4,025
Income taxes payable	78	94

Total current liabilities	27,865	32,908
Long-term debt	380,052	377,381
Deferred income taxes, net	38,140	41,392
Other non-current liabilities	2,095	2,104

Total liabilities	448,152	453,785

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,659,537 issued and 36,272,335 outstanding at September 30, 2003 and December 31, 2002	367	363
Additional paid-in capital	337,781	337,343
Accumulated deficit	(115,412)	(50,447)
Unearned compensation	(139)	—
Accumulated other comprehensive income	2,984	8,068
Treasury stock, at par value, 72,032 shares	(1)	(1)

Total stockholders’ equity	225,580	295,326

Total liabilities and stockholders’ equity	$673,732	$749,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Charter hire	$31,537	$33,962	$94,957	$98,636
Other vessel income	46	34	129	90

Total revenues	31,583	33,996	95,086	98,726

Operating expenses:
Direct vessel operating expenses and other	18,879	21,630	60,659	61,748
General and administrative	3,666	3,821	11,395	11,035
Gain on sales of assets	(732)	(22)	(1,216)	(452)
Loss on assets held for sale	940	—	6,165	—
Loss on impairment of goodwill	—	—	28,640	—
Amortization of marine inspection costs	2,769	2,569	7,741	7,890
Depreciation and amortization expense	7,990	8,187	25,166	23,357

Total operating expenses	33,512	36,185	138,550	103,578

Operating loss	(1,929)	(2,189)	(43,464)	(4,852)

Interest expense	(7,509)	(7,602)	(23,093)	(20,505)
Amortization of deferred financing costs	(246)	(217)	(717)	(929)
Loss on early retirement of debt	—	(1,718)	—	(10,896)
Other income (loss), net	(15)	(18)	(250)	(2,190)

Loss before income taxes	(9,699)	(11,744)	(67,524)	(39,372)

Income tax expense (benefit)	(194)	23,208	(2,559)	14,157

Net loss	$(9,505)	$(34,952)	$(64,965)	$(53,529)

Basic loss per common share:
Net loss	$(0.26)	$(0.96)	$(1.79)	$(1.48)

Average common shares outstanding	36,413,913	36,262,335	36,320,046	36,258,928

Diluted loss per common share:
Net loss	$(0.26)	$(0.96)	$(1.79)	$(1.48)

Average common shares outstanding	36,413,913	36,262,335	36,320,046	36,258,928

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(9,505)	$(34,952)	$(64,965)	$(53,529)

Other comprehensive income (loss):
Foreign currency translation adjustments	6,445	4,267	(5,084)	51,122

Comprehensive loss	$(3,060)	$(30,685)	$(70,049)	$(2,407)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Net loss	$(64,965)	$(53,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,723	32,185
Deferred marine inspection costs	(10,123)	(7,357)
Amortization of unearned compensation	6	—
Deferred income taxes	(2,559)	13,940
Gain on sales of assets	(1,216)	(452)
Loss on assets held for sale	6,165	—
Loss on impairment of goodwill	28,640	—
Provision for doubtful accounts	90	90
Loss on early retirement of debt	—	10,896
Changes in operating assets and liabilities:
Restricted cash	369	232
Accounts receivable	7,656	5,382
Prepaid expenses and other current assets	(1,181)	1,632
Accounts payable and accrued expenses	(17)	2,426
Other, net	(354)	(5,763)

Net cash used in operating activities	(3,766)	(318)

Cash flows from investing activities:
Purchases of property and equipment	(25,737)	(40,762)
Proceeds from sales of assets	54,390	1,967
Proceeds from sale-leaseback transactions	2,929	—
Increase in restricted cash	(7,688)	—
Other	937	(1,796)

Net cash provided by (used in) investing activities	24,831	(40,591)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	298	51
Proceeds from issuance of long-term debt	50,763	300,051
Repayment of long-term debt	(50,957)	(268,393)
Deferred financing costs and other	(253)	(5,988)

Net cash provided by (used in) financing activities	(149)	25,721

Effect of exchange rate changes on cash and cash equivalents	(163)	1,948

Net increase (decrease) in cash and cash equivalents	20,753	(13,240)

Cash and cash equivalents at beginning of period	10,165	31,954

Cash and cash equivalents at end of period	$30,918	$18,714

Supplemental information:
Income taxes paid	$14	$345

Interest paid	$20,049	$21,992

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. Loss Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except share and per share data.)

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(9,505)			$(64,965)
Basic loss per share
Loss available to common shareholders	(9,505)	36,413,913	$(0.26)	(64,965)	36,320,046	$(1.79)

Effect of Dilutive Securities
Stock option grants	—	—		—	—

Diluted loss per share
Loss available to common shareholders	$(9,505)	36,413,913	$(0.26)	$(64,965)	36,320,046	$(1.79)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Loss (Numerator)	Shares (Denominator)	Per-share Amount	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(34,952)			$(53,529)
Basic loss per share
Loss available to common shareholders	(34,952)	36,262,335	$(0.96)	(53,529)	36,258,928	$(1.48)

Effect of Dilutive Securities
Stock option grants	—	—	—	—	—	—

Diluted loss per share
Loss available to common shareholders	$(34,952)	36,262,335	$(0.96)	$(53,529)	36,258,928	$(1.48)

For the three month and nine month periods ending September 30, 2003, options to purchase 2,072,968 and 2,101,718 common shares respectively, at prices ranging from $0.91 to $23.13, have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three month and nine month periods ending September 30, 2002, options to purchase 2,103,031 and 2,119,218 shares of common stock respectively, at prices ranging from $0.91 to $23.13, have been excluded from the computation of diluted earnings per share because inclusion of the shares would have been antidilutive.

Stock Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans. Please refer to the Company’s December 31, 2002 Annual Report on Form 10-K for a description of the plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost for stock options granted are reflected in net earnings as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option pricing methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(9,505)	$(34,952)	$(64,965)	$(53,529)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(236)	(315)	(483)	(648)

Pro forma net loss	(9,741)	(35,267)	(65,448)	(54,177)

Loss per share:
Basic and Diluted-as reported	$(0.26)	$(0.96)	$(1.79)	$(1.48)

Basic and Diluted-pro forma	(0.27)	(0.97)	(1.80)	(1.49)

3. Income Taxes:

Income tax benefit for the three and nine month periods ended September 30, 2003 was $194,000 and $2.6 million, respectively. The 2003 tax benefit is associated with our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was recorded on the financial statements as a result of the Company’s 2003 U.S. net operating loss, as management does not consider it to be more likely than not that the benefit will be realized. Income tax expense for the three month and nine month periods ended September 30, 2002 was $23.2 million and $14.2 million, respectively. Income tax expense for the three month and nine month periods ending September 30, 2002 reflects a valuation allowance charge of approximately $22.7 million.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority in the second quarter of fiscal 2002 for Reais 14,764,761 (approximately $5.0 million at September 30, 2003). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003 an administrative court upheld the assessment. In response, Trico filed an administrative appeal in the Brazilian courts on October 20, 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to continue to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of the tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

4. Segment and Geographic Information:

The Company is a provider of marine support services to the oil and gas industry. Revenues primarily result from the charter of vessels owned by the Company. The Company’s three reportable segments are based on geographic area, consistent with the Company’s management structure. The accounting policies of the segments are the same, except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries (excluding equity in earnings of consolidated subsidiaries). The Company evaluates performance based on net income (loss). The U.S. segment represents the Company’s domestically managed operations and reflects interest expense including that on long-term debt incurred pursuant to the acquisition of its North Sea operations. The North Sea segment includes those vessels that are managed by the Company’s North Sea offices and may, from time to time, include work performed in other geographic areas. The Other segment represents the Company’s Brazilian, Caribbean and West African operations. Segment data for the three month and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

Three Months Ended September 30, 2003	U.S.	North Sea	Other	Totals
Revenues from external customers	$9,936	$16,501	$5,146	$31,583
Intersegment revenues	(23)	—	—	(23)

Segment net income (loss)	(8,504)	(298)	(703)	(9,505)

Three Months Ended September 30, 2002	U.S.	North Sea	Other	Totals
Revenues from external customers	$9,107	$19,101	$5,788	$33,996
Intersegment revenues	23	—	—	23

Segment net income (loss)	(35,922)	1,758	(788)	(34,952)

Nine Months Ended September 30, 2003	U.S.	North Sea	Other	Totals
Revenues from external customers	$27,437	$50,743	$16,906	$95,086
Intersegment revenues	23	—	—	23
Segment net income (loss)	(30,984)	(33,116)	(865)	(64,965)
Segment total assets	451,510	434,945	72,096	958,551

Nine Months Ended September 30, 2002	U.S.	North Sea	Other	Totals
Revenues from external customers	$32,947	$51,751	$14,028	$98,726
Intersegment revenues	90	—	—	90
Segment net income (loss)	(56,544)	4,770	(1,755)	(53,529)
Segment total assets	484,917	438,227	79,643	1,002,787

A reconciliation of segment data to consolidated data as of September 30, 2003 and 2002 is as follows:

	September 30, 2003	September 30, 2002
Assets
Total assets for reportable segments	$958,551	$1,002,787
Elimination of intersegment receivables	(7,321)	(6,335)
Elimination of investment in subsidiaries	(277,498)	(279,585)

Total consolidated assets	$673,732	$716,867

5. Sale of Vessels:

In February 2003, the Company sold one of its crew boats for approximately $617,500 and recognized a gain of approximately $477,000 on the transaction. In July 2003, the Company sold one crew boat and one supply boat for approximately $889,000 and recognized a gain of approximately $738,000 on the transactions. In February 2002, the Company sold one of its crew boats for approximately $725,000 and recognized a gain of approximately $496,000 from the sale. The proceeds from these sales were used for working capital. In April 2002, the Company completed an agreement for a sales-type lease of three of its line handling vessels and recognized a loss of approximately $103,000 on the transaction.

6. Loss on Assets Held for Sale:

During the second quarter of fiscal year 2003, the Company committed to a formal plan to sell its investment in the construction of the anchor handling towing supply vessel (“AHTS”) for its long-term contract with Petroleo Brasilerio S.A. (“Petrobras”) as well as dispose of one of its larger North Sea vessels. In accordance with SFAS No. 144, these assets were classified as held for sale, and the Company recorded a charge of approximately $5.2 million for the impairment related to the anticipated sale of the assets. The Company completed the sale of the above-described assets in September 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea vessel and recorded an additional loss of $940,000 on the transactions. The total loss on the sale of the North Sea vessel and Brazilian AHTS was $6.2 million.

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

As a result of the annual impairment review during the second quarter ended June 30, 2003, the Company determined that the fair value of the North Sea reporting unit was less than its book value. The reduction in fair value of the reporting unit was primarily a result of a decline in market conditions. Subsequently, and as required by SFAS No. 142, the Company performed an analysis to determine the fair value of the goodwill of its North Sea reporting unit and determined that a goodwill impairment charge of approximately $27.7 million was required.

In addition, during the second quarter ended June 30, 2003, the Company recorded a goodwill impairment of approximately $900,000 related to its Brazilian operations as a result of the Company’s planned sale of its Brazilian AHTS construction contract and assignment of its related vessel time charter agreement.

8. New Accounting Standards:

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 on January 1, 2003 resulted in the reclassification of the losses on early debt extinguishments in fiscal 2002 from extraordinary items to other expense.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect that the adoption of the provisions of FIN 46 will have an impact upon its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have an impact on the Company’s existing operating results or current financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The issuer of financial instruments that fall within the scope of this statement, many of which were previously classified as equity, must now classify these financial instruments as liabilities (or assets in certain circumstances). Such instruments include equity shares with mandatory redemption features, and instruments, other than outstanding equity shares, that represent an obligation to repurchase equity shares or an obligation that must or may be settled by issuing a variable number of equity shares. The Company has issued no financial instruments that fall within the scope of SFAS No. 150.

In June 2001, the Accounting Standards Executive Committee of the AICPA, (“AcSEC”), issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (“PP&E”). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. In February 2003, the FASB permitted the AcSEC to continue its efforts with the project. The AcSEC is currently reviewing comment letters on the subject SOP. With the presumption that AcSEC will issue a final SOP in the future, the FASB stated that it will wait until a later date to issue a SFAS. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled approximately $22.3 million as of September 30, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement.

9. Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of September 30, 2003 and December 31, 2002, and for the three month and nine month periods ended September 30, 2003 and 2002, for the subsidiaries of the Company that serve as guarantors of the 8 7/8% senior notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company, and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Balance Sheets (Dollars in thousands, except per share amounts) September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,465	$29,453	$—	$30,918
Restricted Cash	—	3,571	583	—	4,154
Accounts receivable, net	9	17,188	13,961	—	31,158
Due from affiliates	22,159	107	3,696	(25,962)	—
Prepaid expenses and other current assets	236	948	1,110	—	2,294

Total current assets	22,404	23,279	48,803	(25,962)	68,524

Property and equipment, at cost:
Land and buildings	—	3,616	2,636	—	6,252
Marine vessels	—	241,972	398,505	—	640,477
Construction-in-progress	—	375	—	—	375
Transportation and other	—	2,840	1,641	—	4,481

	—	248,803	402,782	—	651,585
Less accumulated depreciation and amortization	—	97,931	75,670	—	173,601

Net property and equipment	—	150,872	327,112	—	477,984

Investment in subsidiaries	288,106	8,347	—	(296,453)	—
Due from affiliates	149,814	15,224	—	(165,038)	—
Goodwill	—	—	80,314	—	80,314
Other assets	7,419	15,918	19,456	—	42,793
Restricted cash— noncurrent	—	4,117	—	—	4,117
Deferred income taxes	16,789	—	—	(16,789)	—

Total assets	$484,532	$217,757	$475,685	$(504,242)	$673,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3,571	$—	$3,571
Accounts payable	570	2,210	2,665	—	5,445
Due to affiliates	—	25,855	107	(25,962)	—
Accrued expenses	—	2,420	3,593	—	6,013
Accrued insurance reserve	—	3,674	—	—	3,674
Accrued interest	8,382	54	648	—	9,084
Income tax payable	—	—	78	—	78

Total current liabilities	8,952	34,213	10,662	(25,962)	27,865
Long-term debt	250,000	31,000	99,052	—	380,052
Due to affiliates	—	149,814	15,224	(165,038)	—
Deferred income taxes	—	12,005	42,924	(16,789)	38,140
Other liabilities	—	—	2,095	—	2,095

Total liabilities	258,952	227,032	169,957	(207,789)	448,152

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	367	50	1,938	(1,988)	367
Additional paid-in capital	337,781	4,822	276,685	(281,507)	337,781
Retained earnings (accumulated deficit)	(115,412)	(14,147)	24,121	(9,974)	(115,412)
Unearned compensation	(139)	—	—	—	(139)
Cumulative foreign currency translation adjustment	2,984	—	2,984	(2,984)	2,984
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	225,580	(9,275)	305,728	(296,453)	225,580

Total liabilities and stockholders’ equity	$484,532	$217,757	$475,685	$(504,242)	$673,732

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Condensed Consolidating Balance Sheets (Dollars in thousands, except per share amounts) December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,971	$7,194	$—	$10,165
Restricted Cash	—	—	950	—	950
Accounts receivable, net	5,109	19,924	14,104	—	39,137
Due from affiliates	17,078	—	3,547	(20,625)	—
Prepaid expenses and other current assets	67	771	316	—	1,154

Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	—	3,617	1,720	—	5,337
Marine vessels	—	241,076	446,634	—	687,710
Construction-in-progress	—	2,690	4,368	—	7,058
Transportation and other	—	2,875	1,315	—	4,190

	—	250,258	454,037	—	704,295
Less accumulated depreciation and amortization	—	86,747	71,325	—	158,072

Net property and equipment	—	163,511	382,712	—	546,223

Investment in subsidiaries	344,466	7,239	—	(351,705)	—
Due from affiliates	157,138	19,269	—	(176,407)	—
Goodwill	364	—	110,241	—	110,605
Other assets	7,739	14,350	18,788	—	40,877
Deferred income taxes	16,230	—	—	(16,230)	—

Total assets	$548,191	$228,035	$537,852	$(564,967)	$749,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$8,701	$—	$8,701
Accounts payable	—	5,267	5,868	—	11,135
Due to affiliates	—	20,625	—	(20,625)	—
Accrued expenses	30	1,712	4,181	—	5,923
Accrued insurance reserve	—	3,030	—	—	3,030
Accrued interest	2,835	39	1,151	—	4,025
Income tax payable	—	—	94	—	94

Total current liabilities	2,865	30,673	19,995	(20,625)	32,908
Long-term debt	250,000	22,500	104,881	—	377,381
Due to affiliates	—	157,138	19,269	(176,407)	—
Deferred income taxes	—	12,005	45,617	(16,230)	41,392
Other liabilities	—	—	2,104	—	2,104

Total liabilities	252,865	222,316	191,866	(213,262)	453,785

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings (accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	—	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	295,326	5,719	345,986	(351,705)	295,326

Total liabilities and stockholders’ equity	$548,191	$228,035	$537,852	$(564,967)	$749,111

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss) (Dollars in thousands) Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$42,329	$56,706	$(4,078)	$94,957
Other vessel income	—	204	1,383	(1,458)	129

Total revenues	—	42,533	58,089	(5,536)	95,086

Operating expenses:
Direct vessel operating expenses and other	218	36,141	29,836	(5,536)	60,659
General and administrative	227	6,438	4,730	—	11,395
Amortization of marine inspection costs	—	2,822	4,919	—	7,741
Depreciation and amortization expense	—	11,946	13,220	—	25,166
Loss on assets held for sale	358	—	5,807	—	6,165
Loss (gain) on sales of assets	—	(1,220)	4	—	(1,216)
Loss on impairment of goodwill	364	—	28,276	—	28,640

Total operating expenses	1,167	56,127	86,792	(5,536)	138,550

Operating loss	(1,167)	(13,594)	(28,703)	—	(43,464)
Interest expense	(16,741)	(2,409)	(5,610)	1,667	(23,093)
Amortization of deferred financing costs	(294)	(250)	(173)	—	(717)
Equity in net earnings (loss) of subsidiaries	(49,613)	1,108	—	48,505	—
Other income (loss), net	2,291	151	(1,025)	(1,667)	(250)

Loss before income taxes	(65,524)	(14,994)	(35,511)	48,505	(67,524)
Income tax benefit	(559)	—	(2,000)	—	(2,559)

Net loss	(64,965)	(14,994)	(33,511)	48,505	(64,965)
Equity in comprehensive loss of subsidiaries	(5,084)	—	—	5,084	—
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(5,084)	—	(5,084)

Comprehensive loss	$(70,049)	$(14,994)	$(38,595)	$53,589	$(70,049)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss) (Dollars in thousands) Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,214	$18,653	$(1,330)	$31,537
Other vessel income	—	49	947	(950)	46

Total revenues	—	14,263	19,600	(2,280)	31,583

Operating expenses:
Direct vessel operating expenses and other	80	12,068	9,011	(2,280)	18,879
General and administrative	78	1,798	1,790	—	3,666
Amortization of marine inspection costs	—	1,037	1,732	—	2,769
Depreciation and amortization expense	—	3,984	4,006	—	7,990
Loss on assets held for sale	358	—	582	—	940
Loss (gain) on sales of assets	—	(741)	9	—	(732)
Loss on impairment of goodwill	—	—	—	—	—

Total operating expenses	516	18,146	17,130	(2,280)	33,512

Operating loss	(516)	(3,883)	2,470	—	(1,929)
Interest expense	(5,581)	(943)	(1,558)	573	(7,509)
Amortization of deferred financing costs	(100)	(87)	(59)	—	(246)
Equity in net earnings (loss) of subsidiaries	(4,687)	360	—	4,327	—
Other income (loss), net	1,197	71	(710)	(573)	(15)

Income (loss) before income taxes	(9,687)	(4,482)	143	4,327	(9,699)
Income tax benefit	(182)	—	(12)	—	(194)

Net income (loss)	(9,505)	(4,482)	155	4,327	(9,505)
Equity in comprehensive income of subsidiaries	6,445	—	—	(6,445)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	6,445	—	6,445

Comprehensive income (loss)	$(3,060)	$(4,482)	$6,600	$(2,118)	$(3,060)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss) (Dollars in thousands) Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$44,958	$58,434	$(4,756)	$98,636
Other vessel income	—	328	200	(438)	90

Total revenues	—	45,286	58,634	(5,194)	98,726

Operating expenses:
Direct vessel operating expenses and other	225	39,193	27,528	(5,198)	61,748
General and administrative	109	7,245	3,681	—	11,035
Amortization of marine inspection costs	—	4,108	3,782	—	7,890
Depreciation and amortization expense	—	12,654	10,703	—	23,357
Gain on sales of assets	—	(443)	(9)	—	(452)

Total operating expenses	334	62,757	45,685	(5,198)	103,578

Operating income (loss)	(334)	(17,471)	12,949	4	(4,852)
Interest expense	(16,773)	(1,747)	(3,513)	1,528	(20,505)
Amortization of deferred financing costs	(496)	(249)	(184)	—	(929)
Loss on early retirement of debt	(10,896)	—	—	—	(10,896)
Equity in net earnings (loss) of subsidiaries	(13,207)	1,457	—	11,750	—
Other income (loss), net	1,569	383	(2,610)	(1,532)	(2,190)

Income (loss) before income taxes	(40,137)	(17,627)	6,642	11,750	(39,372)
Income tax expense (benefit)	13,392	(1,241)	2,006	—	14,157

Net income (loss)	(53,529)	(16,386)	4,636	11,750	(53,529)
Equity in comprehensive income of subsidiaries	51,122	—	—	(51,122)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	51,122	—	51,122

Comprehensive income (loss)	$(2,407)	$(16,386)	$55,758	$(39,372)	$(2,407)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Operations and Comprehensive Income (Loss) (Dollars in thousands) Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,487	$20,899	$(1,424)	$33,962
Other vessel income	—	141	62	(169)	34

Total revenues	—	14,628	20,961	(1,593)	33,996

Operating expenses:
Direct vessel operating expenses and other	75	12,948	10,204	(1,597)	21,630
General and administrative	39	2,339	1,443	—	3,821
Amortization of marine inspection costs	—	1,154	1,415	—	2,569
Depreciation and amortization expense	—	4,195	3,992	—	8,187
Gain on sales of assets	—	(22)	—	—	(22)

Total operating expenses	114	20,614	17,054	(1,597)	36,185

Operating income (loss)	(114)	(5,986)	3,907	4	(2,189)
Interest expense	(5,869)	(630)	(1,626)	523	(7,602)
Amortization of deferred financing costs	(105)	(54)	(58)	—	(217)
Loss on early retirement of debt	(1,718)	—	—	—	(1,718)
Equity in net earnings (loss) of subsidiaries	(8,127)	388	—	7,739	—
Other income (loss), net	523	176	(190)	(527)	(18)

Income (loss) before income taxes	(15,410)	(6,106)	2,033	7,739	(11,744)
Income tax expense	19,542	2,977	689	—	23,208

Net income (loss)	(34,952)	(9,083)	1,344	7,739	(34,952)
Equity in comprehensive income of subsidiaries	4,267	—	—	(4,267)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	4,267	—	4,267

Comprehensive income (loss)	$(30,685)	$(9,083)	$5,611	$3,472	$(30,685)

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Cash Flows (Dollars in thousands) Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(64,965)	$(14,994)	$(33,511)	$48,505	$(64,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	393	15,018	18,312	—	33,723
Deferred marine inspection costs	—	(4,401)	(5,722)	—	(10,123)
Amortization of unearned compensation	6	—	—	—	6
Deferred income taxes	(559)	—	(2,000)	—	(2,559)
Equity in net earnings (loss) of subsidiaries	49,613	(1,108)	—	(48,505)	—
Loss on impairment of goodwill	364	—	28,276	—	28,640
Loss on assets held for sale	358	—	5,807	—	6,165
Loss (gain) on sales of assets	—	(1,219)	3	—	(1,216)
Provision for doubtful accounts	—	90	—	—	90
Change in operating assets and liabilities:
Restricted cash	—	—	369	—	369
Accounts receivable	5,100	2,646	(90)	—	7,656
Prepaid expenses and other current assets	(170)	(176)	(835)	—	(1,181)
Accounts payable and accrued expenses	6,088	(1,692)	(4,413)	—	(17)
Other, net	(75)	(96)	(183)	—	(354)

Net cash provided by (used in) operating activities	(3,847)	(5,932)	6,013	—	(3,766)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,529)	(23,208)	—	(25,737)
Proceeds from sales of assets	5,927	1,513	46,950	—	54,390
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Dividends received from subsidiaries	1,562	—	—	(1,562)	—
Increase in restricted cash	—	(7,688)	—	—	(7,688)
Other	(6,184)	—	937	6,184	937

Net cash provided by (used in) investing activities	1,305	(5,775)	24,679	4,622	24,831

Cash flows from financing activities:
Net proceeds from issuance of common stock	298	—	—	—	298
Equity contribution from parent	—	—	6,184	(6,184)	—
Proceeds from issuance of long-term debt	—	12,094	38,669	—	50,763
Repayment of long-term debt	—	(3,594)	(47,363)		(50,957)
Dividends paid to parent	—	—	(1,562)	1,562	—
Advances to/from affiliates	2,244	1,844	(4,088)	—	—
Deferred financing costs and other	—	(143)	(110)	—	(253)

Net cash provided by (used in) financing activities:	2,542	10,201	(8,270)	(4,622)	(149)

Effect of exchange rates on cash and cash equivalents	—	—	(163)	—	(163)

Net increase (decrease) in cash and cash equivalents	—	(1,506)	22,259	—	20,753
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$1,465	$29,453	$—	$30,918

TRICO MARINE SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Consolidating Financial Statements

	Consolidating Statements of Cash Flows (Dollars in thousands) Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(53,529)	$(16,386)	$4,636	$11,750	$(53,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	505	17,011	14,669	—	32,185
Deferred marine inspection costs	—	(1,648)	(5,709)	—	(7,357)
Deferred income taxes	13,392	(1,241)	1,789	—	13,940
Equity in net earnings (loss)	13,207	(1,457)	—	(11,750)	—
Extraordinary item, net of taxes	10,896	—	—	—	10,896
Gain on sales of assets	—	(443)	(9)	—	(452)
Provision for doubtful accounts	—	90	—	—	90
Change in operating assets and liabilities:
Restricted cash	—	—	232	—	232
Accounts receivable	—	3,508	1,874	—	5,382
Prepaid expenses and other current assets	88	(58)	1,602	—	1,632
Accounts payable and accrued expenses	(1,298)	709	3,015	—	2,426
Other, net	25	(1,471)	(4,317)	—	(5,763)

Net cash provided by (used in) operating activities	(16,714)	(1,386)	17,782	—	(318)

Cash flows from investing activities:
Purchases of property and equipment	—	(7,538)	(33,224)	—	(40,762)
Proceeds from sales of assets	—	1,951	16	—	1,967
Dividends received from subsidiaries	1,562	—	—	(1,562)	—
Other	—	—	(1,796)	—	(1,796)

Net cash provided by (used in) investing activities	1,562	(5,587)	(35,004)	(1,562)	(40,591)

Cash flows from financing activities:
Net proceeds from issuance of stock	51	—	—	—	51
Proceeds from issuance of long-term debt	247,990	21,500	30,561	—	300,051
Repayment of long-term debt	(256,366)	—	(12,027)		(268,393)
Dividends paid to parent	—	—	(1,562)	1,562	—
Advances to/from affiliates	29,366	(28,096)	(1,270)	—	—
Deferred financing costs and other	(5,889)	(99)	—	—	(5,988)

Net cash provided by (used in) financing activities:	15,152	(6,695)	15,702	1,562	25,721

Effect of exchange rates on cash and cash equivalents	—	—	1,948	—	1,948

Net increase (decrease) in cash and cash equivalents	—	(13,668)	428	—	(13,240)
Cash and cash equivalents at beginning of period	—	27,954	4,000	—	31,954

Cash and cash equivalents at end of period	$—	$14,286	$4,428	$—	$18,714

10. Liquidity:

The Company’s performance and cash flow from operations are determined primarily by the level of day rates and utilization for its vessels, which in turn are affected by expenditures for oil and gas exploration, development and production and industry perceptions of future oil and gas prices in the market areas in which it operates. Continued low levels of Gulf of Mexico drilling activity have negatively impacted Gulf class vessel utilization and day rates in the first nine months of 2003. North Sea operating results for the first nine months of 2003 also lagged the comparable 2002 period. During the third quarter of 2003, the Company completed phase one of its liquidity enhancement plan that was designed to address its near-term financial and liquidity needs. Phase one of the liquidity enhancement plan resulted in the Company entering into a loan agreement providing for a NOK 150 million ($21.3 million) term loan, receiving a $4.5 million federal tax refund as a result of net operating loss carryback claims, and selling a North Sea class vessel and the Brazilian AHTS project for a total of approximately $52.5 million.

Since the market in the Gulf of Mexico has not improved as originally expected, the Company has decided to commence the next phase of its liquidity enhancement plan to ensure that the Company can meet its working capital requirements and comply with its debt covenants. The next phase of the Company’s liquidity enhancement plan will include either restructuring the U.S. Dollar Facility to reduce the committed borrowing amount and relax its restrictive financial covenants, or pursuing alternative financing sources to replace the U.S. Dollar Facility in its entirety, if required. In addition to determining the most favorable method to provide financing for the Company’s U.S. operations, the Company will continue to focus on improving its long-term financial and liquidity needs. As part of phase two of its liquidity enhancement plan, the Company is also evaluating additional initiatives to reduce its debt, such as selling additional North Sea class vessels, and other capital structuring alternatives. Notwithstanding completion of phase one of its liquidity enhancement plan, the Company may experience difficulty in implementing the next phase of its plan, meeting its working capital requirements and complying with its debt covenants. As a result of the Company’s operating losses and continued negative market conditions during 2003, the Company’s senior notes are currently rated by Moody’s Caa1, and this rating could impact the Company’s access to capital and may increase its cost of capital.

Given these issues, the Company has assessed its ability to continue as a viable business and has concluded that it can fund operating activities and capital requirements. However, the Company will be required to address the issues discussed below:

•	Compliance with Debt Covenants—The Company does not expect to be able to comply with the debt covenants in the U.S. Dollar Facility as of December 31, 2003. Accordingly, the Company will be required to either amend the covenants in the U.S. Dollar Facility to levels that the Company’s operating results and financial leverage will support, or retire the U.S Dollar Facility. As a result of completion of phase one of its liquidity enhancement plan, the Company has enough existing cash on hand and available borrowing capacity to retire the U.S Dollar Facility, if required. If the Company retires the U.S Dollar Facility, the Company would seek to secure additional financing to replace the facility in order to meet its working capital needs. There can be no assurance, however, that such financing will be available or that the terms would be acceptable to the Company.

•	Working Capital—The Company has experienced net losses and net cash outflows during the first nine months of 2003. The Company believes that, if it is not successful in renegotiating its U.S. Dollar Facility, it will be required to retire its U.S. Dollar Facility, utilize available capacity in its NOK Facility, obtain additional financing or sell additional vessels in order to meet its working capital requirements in 2004. However, there can be no assurance of the Company’s ability to complete any alternative financing or vessel sale transaction or whether the terms would be acceptable to the Company.

Management believes that the Company’s operating results during the fourth quarter, absent implementation of phase two of its liquidity enhancement plan during the fourth quarter and first quarter of 2004, will further limit the Company’s ability to incur additional indebtedness. In addition, the Company likely will be required to obtain lender consent under the NOK Facility in order to fully implement phase two of its plan. Because these matters involve inherent uncertainties, including matters beyond the Company’s control, no assurance can be given that phase two will be completed as contemplated. If the Company is unable to execute phase two of its liquidity enhancement plan, it could result in curtailment of the Company’s operating activities or, alternatively, require the Company to pursue additional sources of financing which may not be available to it.

11. Long-Term Debt:

The Company’s long-term debt consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

(Norwegian Kroner to U.S. dollar conversions as of September 30, 2003 and December 31, 2002 are at 7.0557 and 6.9375 to 1, respectively.)

	September 30, 2003	December 31, 2002
Senior Notes, interest at 8.875%, due May 2012	$250,000	$250,000

Revolving loan (“U.S. Dollar Facility,”) bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing (weighted average interest rate of 3.875% at September 30, 2003,) interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels	31,000	22,500

Revolving loan (the “NOK Facility,”) bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 3.77% at September 30, 2003,) collateralized by certain marine vessels, availability reduces in semi-annual installments of NOK 40 million ($5.7 million) with balance of the commitment expiring September 2009	63,778	87,925

Term loan (the “NOK Term Loan,”) bearing interest at NIBOR plus a margin (weighted average interest rate of 4.4% at September 30, 2003,) collateralized by two marine vessels, principal due in five semi-annual installments beginning June 30, 2004 of NOK 7.5 million ($1.1 million) with the balance due on June 30, 2006	21,260	—

Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	13,835	14,464

Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	3,750	5,000

Term loan bearing interest at NIBOR plus a margin, collateralized by two marine vessels, principal due in five semi-annual installments beginning June 28, 2001 with the balance due on June 30, 2003	—	5,766

Note payable, bearing interest at NIBOR plus a margin, collateralized certain marine vessels, principal due in three semi-annual installments with the balance due on June 30, 2003	—	427

	383,623	386,082
Less current maturities	(3,571)	(8,701)

	$380,052	$377,381

On June 26, 2003, the Company entered into the NOK Term Loan, payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($21.3 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0%. The interest rate for the NOK Term Loan was 4.4% as of September 30, 2003. The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($15.9 million) on June 30, 2006. Borrowings under the NOK Term Loan are secured by mortgages on two of the Company’s North Sea class vessels.

At September 30, 2003, the Company had $42.1 million of unused borrowing capacity under its U.S. Dollar Facility and NOK Facility. At September 30, 2003, the Company estimated that it could incur approximately $27.9 million of its unused borrowing capacity and remain in compliance with the debt to capitalization covenant of its U.S. Dollar Facility.

12. Accounts Receivable:

The Company’s accounts receivable, net consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
Trade receivables, net of allowance for doubtful accounts of $512 and $422 in 2003 and 2002, respectively	$23,466	$24,568
Insurance and other	7,712	14,569

Accounts receivable, net	$31,158	$39,137

13. Restricted Cash:

As of September 30, 2003, the Company had total current and non-current restricted cash of $8.3 million. Pursuant to section 4.10 of the Company’s 8 7/8% senior note indenture, $7.7 million of the restricted cash amount was determined to be restricted and will be used for payment of indebtedness and for capital requirements. Approximately $583,000 of current restricted cash relates to pension and payroll tax obligations of its Norwegian subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

Since the filing of our Form 10-Q for the quarter ended March 31, 2003, we have continued our efforts to improve our near-term liquidity position. We recently consummated phase one of our liquidity enhancement plan that was designed to address our near-term financial and liquidity needs through a combination of finance and balance sheet related initiatives and a continued emphasis on boosting utilization through deployment of vessels to international locations. Phase one of our liquidity enhancement plan resulted in our:

•	Entering into a loan agreement providing for a NOK 150 million ($21.3 million) term loan;
•	Receiving a $4.5 million federal tax refund as a result of net operating loss carryback claims;
•	Selling a North Sea class vessel for approximately $35.9 million; and
•	Selling the Brazilian AHTS project for $16.7 million.

The successful completion of phase one of our liquidity enhancement plan allowed us to comply with our debt covenants as of September 30, 2003. Also, as a result of these steps we have enough existing cash on hand and available borrowing capacity to retire our U.S. dollar revolving credit facility (the “U.S. Dollar Facility”) in its entirety, if required. As part of the second phase of our liquidity enhancement plan, we are also currently contemplating either:

•	Restructuring the U.S. Dollar Facility to reduce the committed borrowing amount and relax its restrictive financial covenants; or
•	Pursuing alternative financing sources to replace the U.S. Dollar Facility in its entirety.

In addition to determining the most favorable method to provide financing for our U.S. operations, we will continue to focus on improving our long-term financial and liquidity needs. As part of phase two of our liquidity enhancement plan, we are also evaluating additional initiatives to reduce our debt, such as:

•	Selling additional North Sea class vessels and
•	Pursing other capital structuring alternatives.

Our ability to meet our long term financial and liquidity needs will depend ultimately on improvements in day rates and utilization.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues decreased by $2.4 million or 7.1% to $31.6 million for the quarter ended September 30, 2003 compared to $34.0 million for the comparable 2002 three month period. Continued low levels of drilling activity in the Gulf of Mexico negatively impacted Gulf class vessel day rates during the three month period ended September 30, 2003. Decreased North Sea AHTS utilization and day rates and the sale of a large North Sea vessel in September also contributed to this revenue decrease. The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels owned, including the three crew boats subject to our sale-leaseback financing, during the periods indicated.

	Three Months Ended September 30,
	2003	2002
Average Day Rates:
Supply (Gulf class)	$5,005	$5,296
Supply/Anchor Handling (North Sea)	$10,648	$12,089
Crew/Line Handling	$2,769	$2,649

Utilization:
Supply (Gulf class)	53%	54%
Supply/Anchor Handling (North Sea)	85%	90%
Crew/Line Handling	79%	60%

Average Number of Vessels:
Supply (Gulf class)	48.0	48.0
Supply/Anchor Handling (North Sea)	19.8	19.0
Crew/Line Handling	17.0	16.0

Average day rates for our Gulf class supply boats for the quarter ended September 30, 2003 decreased 5.5% to $5,005 compared to $5,296 for the quarter ended September 30, 2002. Utilization for the Gulf class supply boat fleet was relatively flat at 53% for the third quarter of 2003 compared to 54% for the comparable 2002 period.

Average day rates for our North Sea vessels for the third quarter of 2003 decreased 11.9% to $10,648 compared to $12,089 for the third quarter of 2002. Utilization of our North Sea vessels was 85% for the third quarter of 2003 compared to 90% for the comparable 2002 period.

Average day rates for our crew boats and line handling vessels for the third quarter of 2003 increased 4.5% to $2,769 compared to $2,649 for the third quarter of 2002. Utilization of our crew boats and line handling vessels was 79% for the third quarter of 2003 compared to 60% for the comparable 2002 period.

During the quarter ended September 30, 2003, direct vessel operating expenses and other were $18.9 million (59.8% of revenues) compared to $21.6 million (63.6% of revenues) for the third quarter of 2002. The decrease in the third quarter 2003 operating expense was the result of decreased Gulf class supply and crew boat labor costs and reductions in vessel maintenance and repair expense.

During the quarter ended September 30, 2003 a loss on assets held for sale was recorded in the amount of $940,000. This charge was recorded pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and is further explained at Note 6, “Loss on Assets Held for Sale” in the consolidated financial statements.

Depreciation and amortization expense for the quarter ended September 30, 2003 decreased approximately $197,000 to $8.0 million in comparison to the third quarter of 2002 due to the held for sale status of a large North Sea vessel.

General and administrative (“G&A”) expense for the quarter ended September 30, 2003 decreased by approximately $155,000 to $3.7 million (11.6% of revenues) compared to the quarter ended September 30, 2002 due to lower domestic labor and other costs.

Interest expense in the quarter ended September 30, 2003 decreased by approximately $93,000 to $7.5 million compared to the year ago period due to the impact of lower interest rates on variable rate debt instruments.

We experienced a third quarter 2003 loss on foreign exchange of approximately $131,000. This compares to a loss on foreign exchange of $224,000 for the quarter ended September 30, 2002.

In the third quarter of 2003, we had an income tax benefit of $194,000 compared to income tax expense of $23.2 million for the 2002 comparable period. The third quarter 2003 tax benefit was attributable to our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was included on 2003 third quarter U.S. net operating losses, as management does not consider the benefit to be more likely than not to be realized. Tax expense for the three months ended September 30, 2002 reflects the recordation of a SFAS No. 109 deferred tax valuation allowance.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues decreased by $3.6 million or 3.7 % to $95.1 million for the nine month period ended September 30, 2003 compared to $98.7 million for the comparable 2002 nine month period. Continued low levels of drilling activity in the Gulf of Mexico negatively impacted Gulf class vessel day rates during the first nine months of 2003. The table below sets forth by vessel class the average day rates and utilization for our vessels and the average number of vessels owned, including the three crew boats subject to our sale-leaseback financing, during the periods indicated.

	Nine Months Ended September 30,
	2003	2002
Average Day Rates:
Supply (Gulf class)	$5,064	$5,720
Supply/Anchor Handling (North Sea)	$11,024	$11,349
Crew/Line Handling	$2,835	$2,674

Utilization:
Supply (Gulf class)	52%	52%
Supply/Anchor Handling (North Sea)	84%	90%
Crew/Line Handling	71%	65%

Average Number of Vessels:
Supply (Gulf class)	48.0	48.0
Supply/Anchor Handling (North Sea)	19.9	18.4
Crew/Line Handling	17.6	17.4

Average day rates for our Gulf class supply boats for the nine month period ended September 30, 2003 decreased 11.5% to $5,064 compared to $5,720 for the corresponding nine months of 2002. Utilization for the Gulf class supply boat fleet was flat at 52% for the comparable nine month periods.

Average day rates for our North Sea vessels for the nine month period ended September 30, 2003 decreased 2.9% to $11,024 compared to $11,349 for the comparable 2002 period. Utilization of our North Sea vessels was 84% for the first nine months of 2003 compared to 90% for the comparable 2002 period.

Average day rates for our crew boats and line handling vessels for the nine month period ended September 30, 2003 increased 6.0% to $2,835 compared to $2,674 for the comparable 2002 period. Utilization of our crew boats and line handling vessels was 71% for the first nine months of 2003 compared to 65% for the comparable 2002 period.

During the nine month period ended September 30, 2003, direct vessel operating expenses and other decreased $1.1 million to $60.7 million (63.8% of revenues) compared to $61.7 million (62.5% of revenues) for the first nine months of 2002. The decrease in nine month 2003 operating expense is the result of decreased Gulf class supply and crew boat labor costs and reductions in vessel maintenance and repair expense.

During the first nine months of 2003, a loss on assets held for sale was recorded in the amount of $6.2 million. This charge was recorded pursuant to the provisions of SFAS No. 144 and is further explained at Note 6, “Loss on Assets Held for Sale” in the consolidated financial statements.

In accordance with the provisions of SFAS No. 142, an impairment charge on goodwill was recorded in the second quarter of 2003 in the amount of $28.6 million. This impairment charge related to our North Sea and Brazilian reporting units, and is further explained at Note 7, “Impairment of Goodwill,” in the consolidated financial statements.

Depreciation and amortization expense for the nine month period ended September 30, 2003 increased by $1.8 million to $25.2 million due to the addition of two large PSVs to the North Sea fleet and the exchange rate impact of the strengthening of the Norwegian Kroner against the U.S. dollar.

General and Administrative expense for the nine month period ended September 30, 2003 increased by approximately $360,000 to $11.4 million (12% of revenue) compared to the prior year period due primarily to higher costs in support of foreign operations and the strengthening of the Norwegian Kroner against the U.S. dollar.

Interest expense for the nine month period ended September 30, 2003 increased by approximately $2.6 million to $23.1 million in comparison to the year ago period due to higher outstanding borrowings.

We experienced a loss on foreign exchange of approximately $415,000 in the nine month period ended September 30, 2003. This compares to a loss on foreign exchange of $2.7 million in the nine month period ended September 30, 2002. The reduction in foreign exchange loss in 2003 was primarily the result of the impact of the strengthening of the NOK against the U.S. dollar on U.S. dollar obligations held by our Norwegian subsidiary.

For the nine months ended September 30, 2003, we had an income tax benefit of $2.6 million compared to income tax expense of $14.2 million for the nine month period ended September 30, 2002. The 2003 tax benefit is attributable to our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was included on the nine month 2003 U.S. net operating losses, as management does not consider the benefit to be more likely than not to be realized. Income tax expense for nine month period ended September 30, 2002 reflects the recordation of an SFAS No. 109 deferred tax valuation allowance in the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the successful completion of phase one of our liquidity enhancement plan, we were in compliance with our debt covenants as of September 30, 2003 and we intend to take the steps necessary to ensure compliance with them as of December 31, 2003. In addition, the Company will be able to fund its remaining 2003 cash obligations and commitments. We are currently evaluating the next phase of our liquidity enhancement plan to address our long-term financing needs in order to attempt to ensure that we have adequate liquidity to satisfy our on-going capital requirements. Our on-going capital requirements arise primarily from our need to: (1) service debt; (2) acquire, maintain or improve equipment; and (3) provide working capital to support our operating activities. Our ultimate goal, however, is to maximize the revenue generated from our marine fleet as a result of improvements in day rates and utilization and to reduce our total debt.

Cash Flow

As part of phase one of our liquidity enhancement plan, we sold a North Sea class vessel and the Brazilian AHTS project in September 2003. Our debt covenants require that $7.7 million of the proceeds from such sales be used for capital expenditures or to reduce existing secured debt within one year from the date of such sales. This amount is reflected in both current and non-current restricted cash on our balance sheet at September 30, 2003.

During the nine month period ended September 30, 2003, our cash and cash equivalents increased $20.8 million to $30.9 million. Cash and cash equivalents do not include approximately $8.3 million in restricted cash. The primary sources of our cash position were the $54.4 million we received from the sale of the North Sea class vessel, the Brazilian AHTS project, and other assets, and $50.8 million of proceeds from the issuance of long-term debt. Primary uses of cash included $50.9 million to repay long-term debt and $25.7 million for purchases of property and equipment.

We experienced a $3.8 million net outflow of cash from operating activities for the first nine months of 2003. This compares to a $318,000 net cash outflow for the first nine months of 2002. The main factor contributing to the increased cash outflow during the 2003 period was a $3.6 million reduction in vessel revenue.

Investing activities as of September 30, 2003 provided $24.8 million of net cash from the completion of phase one of our plan. The main contributors to the increased cash were the sales of the North Sea vessel and the Brazilian AHTS project and $4.8 million provided primarily from the sale of two crew boats and one Gulf class supply boat and the sale-leaseback financing of one 155 foot crew boat. The increase in cash was partially offset by $25.7 million in purchases of property and equipment. We were reimbursed for approximately $16.7 million of these property purchases from the sale of the Brazilian AHTS project. Net cash was also reduced by an increase in restricted cash of $7.7 million.

Net cash used in financing activities as of September 30, 2003 was approximately $149,000. Approximately $50.8 million in borrowings were offset by $50.9 million in debt repayments. Net cash provided by financing in the prior year period was $25.7 million. The 2002 net cash provided by financing reflects the net proceeds from issuance of long-term debt less financing costs.

Financing and Liquidity

Our primary U.S. operating subsidiaries have the U.S. Dollar Facility that provides a $50.0 million revolving line of credit payable in U.S. dollars. The U.S. Dollar Facility matures in December 2005. Borrowings bear interest at a Eurocurrency rate plus a margin that depends on our interest coverage ratio. As of September 30, 2003, we had $31.0 million in outstanding borrowings and $3.8 million in outstanding stand-by letters of credit under the U.S. Dollar Facility. The weighted average interest rate for borrowings under the U.S. Dollar Facility was 3.9% as of September 30, 2003. The amended covenants require us to maintain on the last day of each quarter a minimum cash flow to interest expense ratio, calculated on a rolling four quarter basis, of 1.00 to 1 for the period ending September 30, 2003, 1.20 to 1 for the period ending December 31, 2003, 1.50 to 1 for the period ending March 31, 2004, 1.75 to 1 for the period ending June 30, 2004, and increasing to 2.00 to 1 for the period ending September 30, 2004. We are also required under the covenants to maintain a debt to capitalization ratio (computed as debt plus stockholders’ equity, a 2002 valuation allowance as defined and, as amended, the June 30, 2003 impairment of goodwill) of no greater than .60 to 1, positive working capital and a minimum tangible net worth of $165 million, as defined. Our cash flow to interest expense ratio for the period ended September 30, 2003 was 1.06 to 1, our debt to capitalization ratio was 0.58 to 1, and our tangible net worth was $170 million, as defined. The U.S. Dollar Facility is secured by a mortgage on substantially all of our U.S. Gulf class supply and crew boats, requires us to maintain mortgaged vessel values of at least 200% of borrowings under the U.S. Dollar Facility, and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, sell assets, or enter into certain mergers or acquisitions.

Our North Sea operating subsidiary maintains a reducing revolving credit facility (“the NOK Facility”) payable in NOK that as of September 30, 2003 represented a commitment amount of NOK 720 million ($102.1 million). The commitment amount for this bank facility reduces by NOK 40 million ($5.7 million) every six months with the next reduction to occur in March 2004 and with the remaining NOK 240 million ($34.0 million) balance of the commitment to expire in September 2009. As of September 30, 2003, we had NOK 450 million ($63.8 million) of debt outstanding under the NOK Facility. Amounts borrowed under the NOK Facility bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 1%. The weighted average interest rate for borrowings under the NOK Facility was 3.8% as of September 30, 2003. Borrowings under the NOK Facility are secured by mortgages on 12 of our 20 North Sea class vessels. The NOK Facility limits the amount we may borrow unless we maintain at all times NOK 80 million ($11.3 million) of availability and/or cash or cash equivalents in our North Sea operating subsidiary. As of September 30, 2003, our North Sea operating subsidiary had cash and cash equivalents of NOK 25.8 million ($3.7 million). Accordingly, this requirement has the effect of limiting the amount we can borrow under the NOK Facility to finance our operations. The NOK Facility also contains covenants requiring our North Sea operating subsidiary to maintain positive working capital, a ratio of funded debt to operating income plus depreciation and amortization on a rolling four quarter basis of less than five, a difference between the market value of assets owned or leased and funded debt of more than 25% of the market value of assets owned or leased, mortgaged vessel values of at least 135% of borrowings under the NOK Facility, and other customary restrictions.

On June 26, 2003, we entered into a new term loan (“the NOK Term Loan”) payable in NOK in the amount of NOK 150.0 million ($21.3 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0%. The interest rate for the NOK Term Loan was 4.4% as of September 30, 2003. The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($15.9 million) on June 30, 2006. Borrowings under the NOK Term Loan are secured by mortgages on two of our North Sea class vessels. The NOK Term Loan contains the same covenants as the NOK Facility.

We have outstanding $250.0 million in 8 7/8% senior notes due 2012. The senior notes are unsecured and are guaranteed by our primary U.S. operating subsidiaries. We are required to make interest payments of approximately $11.1 million on May 15 and November 15 of each year. The indenture governing the senior notes contains covenants that, among other things, can restrict us from incurring additional debt, effecting any sale-leaseback transactions, paying dividends or making other distributions. We estimate that we would be restricted to incurring a maximum $93.8 million of additional secured debt as of September 30, 2003. The indenture also contains customary covenants that restrict our ability to create liens, sell assets, or enter into mergers or acquisitions.

As of September 30, 2003, we had outstanding approximately $17.6 million of U.S. government guaranteed ship financing bonds that were issued in two series. The bonds require semi-annual principal payments of $1.3 million plus interest. The bonds are secured by first preferred ship mortgages on the three vessels the Company financed with the bond financing.

We are required to make monthly lease payments of $90,226 under the master lease agreement related to our sale-leaseback financing of our three 155-foot new build crew boats. Our obligations under the master lease are also secured by $1.8 million in letters of credit. In accordance with generally accepted accounting principles for operating leases, the amount of our lease obligations is not reflected on our balance sheet but is included in vessel operating expenses in our income statement.

As a result of the successful completion of phase one of our liquidity enhancement plan at September 30, 2003 we were in compliance with all covenants in our credit facilities and our senior note indenture. In addition, we have sufficient capital resources from existing cash on hand and available borrowing capacity to retire the U.S. Dollar Facility in its entirety, if required. Alternatively, we are contemplating restructuring the U.S. Dollar Facility to reduce the committed borrowing amount and relax its covenants or pursuing other sources of financing to replace it in its entirety. One of these measures should allow us to comply with our debt covenants as of December 31, 2003. Our long-term ability to comply with our debt covenants will depend on improved day rates and increased vessel utilization.

At September 30, 2003, we had $42.1 million of unused borrowing capacity under our U.S. Dollar Facility and NOK Facility. We also had $30.9 million of unrestricted cash and $8.3 million of restricted cash as of September 30, 2003. At September 30, 2003, we estimated that we could incur approximately $27.9 million of our unused borrowing capacity and remain in compliance with the debt to capitalization covenant of our U.S. Dollar Facility. We improved our liquidity position during the third quarter of 2003 as a result of the successful completion of phase one of our liquidity enhancement plan. We believe that our operating results during the fourth quarter of 2003, absent implementation of phase two of our liquidity enhancement plan, will limit our ability to incur additional indebtedness under our credit facilities and cause the Company to fail to comply with the current debt covenants in the U.S. Dollar Facility as of December 31, 2003. We will work closely with our lenders with respect to the implementation of the next phase of our plan to ensure that we meet all of our debt covenants at December 31, 2003.

Our contractual cash obligations for long-term debt principal payments and operating leases as of September 30, 2003 are summarized below (in thousands).

Description	Fourth Quarter 2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt	$629	$4,634	$35,634	$19,516	$8,345	$314,866	$383,623
Operating Leases	325	1,263	1,185	1,187	1,177	5,457	10,593

Total	$954	$5,897	$36,819	$20,702	$9,521	$320,323	$394,216

We do not have any other planned capital expenditures for the remaining three months of 2003 except for approximately $1.7 million to fund vessel dry docking costs and vessel improvements. We will also be required to make capital expenditures to fund vessel dry dockings and improvements in subsequent years. Dry docking capital expenditures are expected to vary depending on industry activity levels and the dry docking schedule required by regulatory authorities.

We will be required to pay in November 2003 approximately $11.1 million of interest on our 8 7/8% senior notes. We will also be required to pay (or accrue) approximately $1.5 million of interest on our other outstanding debt in the fourth quarter of 2003 (assuming variable interest rates remain unchanged.)

The liquidity initiatives we have undertaken will enable the Company to fund its remaining 2003 cash obligations and commitments. Despite the successful completion of the initial phase of our liquidity enhancement plan, the Company faces significant risks related to its ongoing operations and other matters discussed above. Based on current market conditions, our ability to fund our cash obligations and commitments in 2004 will likely require the successful implementation of phase two of our liquidity enhancement plan. We cannot make any assurance that we will generate sufficient cash flow from operations, obtain additional debt or equity financing or generate funds from the sale of our vessels in an amount sufficient to enable us to meet our contractual cash obligations and pay our indebtedness. Our long-term ability to provide adequate working capital for our operations and comply with the financial covenants under our bank credit facilities and senior note indenture will depend on our future operations, performance, and cash flow from operations. Our performance and cash flow from operations will be determined primarily by the level of day rates and utilization for our vessels, which in turn are affected by expenditures for oil and gas exploration, development and production, and industry perceptions of future oil and gas prices in market areas in which we operate.

New Accounting Standards:

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS No. 145 on January 1, 2003 resulted in the reclassification of the losses on early debt extinguishments in fiscal 2002 from extraordinary items to other expense.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46,”) “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect that the adoption of the provisions of FIN 46 will have an impact upon its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have an impact on the Company’s existing operating results or current financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The issuer of financial instruments that fall within the scope of this statement, many of which were previously classified as equity, must now classify these financial instruments as liabilities (or assets in certain circumstances). Such instruments include equity shares with mandatory redemption features, and instruments, other than outstanding equity shares, that represent an obligation to repurchase equity shares or an obligation that must or may be settled by issuing a variable number of equity shares. The Company has issued no financial instruments that fall within the scope of SFAS No. 150.

In June 2001, the Accounting Standards Executive Committee of the AICPA, (“AcSEC,”) issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (“PP&E”). For purposes of this SOP, a project stage or timeline framework is used, and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities are not a separate PP&E asset or component. Those costs should be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. In February 2003 the FASB permitted the AcSEC to continue its efforts with the project. The AcSEC is currently reviewing comment letters on the subject SOP. With the presumption that AcSEC will issue a final SOP in the future, the FASB stated that it will wait until a later date to issue a SFAS. The proposed SOP is subject to change. However, if the proposed SOP is adopted in its current form, the Company will have to write-off its net capitalized deferred marine inspection costs, which totaled approximately $22.3 million at September 30, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement.

CAUTIONARY STATEMENTS

Statements in this document, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this section regarding the Company’s financial position and liquidity, its ability to obtain additional debt and equity financing, its strategic alternatives, future capital needs, business strategies, scheduled dry-dockings and related vessel downtime, generation of net cash proceeds from the sale of vessels and receipt of tax refund, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to risks and uncertainties, including the Company’s dependence on the oil and gas industry and the volatility of that industry, competition in its industry, the risk of international operations and currency fluctuations, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected in the forward-looking statements. The Company does not assume any obligation to update any forward looking statement it makes.

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

Foreign Currency Exchange Rate Sensitivity

The Company has substantial operations located outside the United States (principally the North Sea and Brazil), for which the functional currency is not the U.S. dollar. As a result, the reported amount of the Company’s assets and liabilities related to its non-U.S. operations and, therefore, the Company’s consolidated net assets, will fluctuate based upon changes in currency exchange rates.

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

In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. Approximately 65% of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $6.5 million adjustment to our stockholders’ equity account for the quarter ended September 30, 2003 as a result of the net increase in the value of the Norwegian Kroner and other currencies against the U.S. dollar. In the third quarter of 2002 we recorded a $4.3 million adjustment to our stockholders’ equity account as a result of the net increase in the value of foreign currencies against the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal controls over financial reporting as of September 30, 2003, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of September 30, 2003, its system of internal controls over financial reporting met those criteria. In addition, there have been no material changes to the Company’s system of internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In October 2003, the Company discovered that shares of common stock purchased on the open market through its 401(k) Plan for the accounts of employees electing to purchase Company common stock exceeded the amount that had been registered under the Securities Act of 1933. The Company has recently notified the participating employees of their rights under Section 12(a)(1) of the Securities Act. No claims have been asserted against the Company with respect to these matters. If any of these claims are litigated, the Company believes it can assert arguments and defenses that could significantly reduce or eliminate any liability. The Company does not believe the resolution of any such claims, if asserted, would have a material adverse impact on its results from operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company. [1]

3.2	By Laws of the Company.[1]

4.1	Specimen Common Stock Certificate.[2]

[1]	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.

[2]	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i)	On August 1, 2003, we filed a report on Form 8-K, reporting under Item 5 and Item 7, announcing that we entered into an agreement to sell our Brazilian AHTS newbuild project.

(ii)	On August 13, 2003, we filed a report on Form 8-K, reporting under Item 5 and Item 7, reporting our second quarter 2003 results.

(iii)	On August 14, 2003, we filed a report on Form 8-K, reporting under Item 5 and Item 7, announcing the hiring of a new chief financial officer and an agreement to sell one of our North Sea class vessels.

(iv)	On September 12, 2003, we filed a report on Form 8-K, reporting under Item 5 and Item 7, reporting the adoption of prearranged 10b5-1 stock trading plans, entered into by our Chairman of the Board and Chief Executive Officer.

(v)	On September 16, 2003, we filed a report on Form 8-K, reporting under Item 5 and Item 7, reporting the sale of one of our North Sea vessels and of our Brazilian AHTS newbuild project.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: November 14, 2003	By:	/s/ Kim E. Stanton

Kim E. Stanton Chief Accounting Officer and duly authorized officer