Form 10-K
period 2003-12-31
TRICO MARINE SERVICES INC
filed 2004-03-15
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 based on the closing price on NASDAQ National Market on that date was $109,744,438.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at February 27, 2004 was 36,935,537.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2003

i

PART I

Items 1 and 2.    Business and Properties

General

Trico Marine Services, Inc. and its subsidiaries (“the Company”, “Trico”, or collectively “we”) are a leading provider of marine support vessels to the oil and gas industry, primarily in the U.S. Gulf of Mexico, the North Sea and Latin America. The services provided by our diversified fleet include the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles) and well stimulation and maintenance services. We have a total fleet of 84 vessels, including 48 supply vessels, 13 large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 11 crew boats (including three crew boats we are leasing under ten-year operating leases), and six line-handling vessels.

Demand for our services is primarily affected by expenditures for oil and gas exploration, development and production in the markets in which we operate. We experienced increases in our vessel day rates and utilization from late 1999 through the first half of 2001. This increase was primarily due to increased drilling activity and a reduction in the number of vessels in our markets, which was partially caused by the stacking or retirement of older vessels by some of our competitors and us. In the third quarter of 2001, we began to experience decreases in day rates and lower utilization for our Gulf fleet due to decreased offshore drilling activity in the Gulf. In 2002, we experienced decreased day rates and utilization for both our Gulf fleet and our North Sea class vessels. In 2003, drilling activity in the regions in which the Company operates experienced continued softness, which has adversely affected both the day rates and utilization of our fleet.

Typically, marine support vessels are priced to the customer on the basis of a daily rate, or “day rate,” regardless of whether a charter contract is for several days or several years. The average day rate of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period. Vessel demand is most directly impacted by offshore drilling activity. Vessel day rates and utilization are impacted by general vessel demand and various factors including vessel size, capacity, horsepower, age and whether a vessel has equipment such as sophisticated positioning and fire-fighting systems.

Our business was incorporated as a Delaware corporation in 1993. Our principal executive offices are located at 250 North American Court, Houma, Louisiana 70363. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on this website is not part of this annual report.

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

Platform Supply Vessels.    Platform supply vessels, also known as PSVs, were constructed primarily for international and deepwater operations. PSVs serve drilling and production facilities and support offshore construction and maintenance work. They are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below deck, they are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. PSVs range in size from 165 feet to more than 300 feet and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities.

Anchor Handling, Towing and Supply Vessels.    Anchor handling, towing and supply vessels, also known as AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition, these vessels can be used in limited supply roles when they are not performing anchor handling and towing services. They are characterized by large horsepower (generally averaging approximately 12,000-15,600 horsepower), shorter after decks and special equipment such as towing winches.

Crew Boats.    Crew boats are generally at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations. Crew boats are constructed from aluminum. As a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply boats. The majority of our crew boats range from 120 to 155 feet in length.

Line Handling Boats.    Line handling boats are generally outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and between deepwater platforms.

Market Areas

We operate primarily in the Gulf of Mexico (“the Gulf”), the North Sea, and offshore Brazil. Financial data, including revenues, expenses, and assets by market area/operating segment, are detailed in Note 17 of our consolidated financial statements. Our primary market areas are summarized below.

Gulf of Mexico.    Our vessels support exploration and development activities in the Gulf as well as existing oil and gas production platforms from both offshore U.S. and offshore Mexico. Demand for our supply boats is primarily impacted by the level and type of offshore oil and gas drilling activity. Drilling activity is influenced by a number of factors, including oil and gas prices and offshore drilling budgets of oil and gas companies. The level of exploration and development is typically tracked by the number of rigs in the market area (“rig count”). The rig count is ultimately the driving force behind the vessel day rates and utilization for any given period.

As of February 27, 2004, we had 43 supply boats and 10 crew boats in the Gulf, including four vessels operating offshore of Mexico.

North Sea.    The North Sea market area consists of offshore Norway, Denmark, the Netherlands, Germany, Great Britain and Ireland, and the area west of the Shetland Islands. Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea are typically large and well capitalized entities (such as major oil companies and state owned oil companies), in large part because of the significant financial commitment required in this market area. In comparison to the Gulf, projects in the region tend to be fewer in number, but larger in scope, with longer planning horizons and more long-term contracts. Consequently, vessel demand in the North Sea is generally slower to react to changes in energy prices and less susceptible to abrupt swings than vessel demand in other regions. Activity in the North Sea generally is at its highest level during the months from April to September and at its lowest level during November to February.

As of February 27, 2004, we had 13 PSVs and six AHTSs in the North Sea.

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

As of February 27, 2004, we had six line-handling vessels, our Small Water Area Twin Hull (SWATH) crew boat and one supply boat operating offshore Brazil. Seven of our vessels operating offshore Brazil are under charters with Petrobras.

Other Areas.    The Company also has developing operations in West Africa, for which operations are based in Nigeria.

Our Fleet

Existing Fleet.    The following table sets forth information regarding the vessels operated by us as of February 27, 2004:

Type of Vessel	No. of Vessels		Length	Horsepower
Supply Boats	48		166’-236’	1,950 – 6,000
PSVs	13		190’-302’	4,050 – 10,800
AHTSs	6		210’-260’	11,140 – 15,612
Crew/Line Handling Boats	17	(1)	105’-155’	1,200 – 10,600

(1)	Includes the Stillwater River, our SWATH crew boat, and three crew boats under long-term lease.

As of February 27, 2004, the average age of our vessels was 16 years. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf supply boats.

Vessel Maintenance.    We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping or DetNorske Veritas certification for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe helps us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $10.8 million, $9.5 million, and $11.3 million in dry-docking and marine inspection costs in the years ended December 31, 2003, 2002, and 2001, respectively.

Operations Bases

We support our operations in the Gulf from a 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway that provides direct access to the Gulf. We also lease a 3,600 square foot office in Houston, Texas. Our North Sea operations are supported from an owned office in Fosnaväg, Norway and leased offices in Kristiansand, Norway and Aberdeen, Scotland. Our Brazilian operations are supported from a maintenance and administrative facility in Macae, Brazil and a sales and administrative office in Rio de Janeiro. The Company also has sales and operational offices in Port Harcourt, Nigeria and Cuidad Del Carmen, Mexico.

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

Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer’s projects, and other factors, many of which are beyond our control. For the years ended 2001 and 2002, approximately 16% and 13%, respectively, of our total revenues were received from ExxonMobil Corporation or its subsidiaries on a worldwide basis. No individual customer represented more than 10% of consolidated revenues during 2003.

Competition

Our business is highly competitive. Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews, and availability and quality of vessels of the type and size needed by the customer. Although a few of our competitors are larger and many have greater financial resources and international experience than us, we believe that our operating capabilities and reputation enable us to compete with other fleets in the market areas in which we operate.

Regulation

Our operations are significantly affected by federal, state and local regulations, as well as certain international conventions, private industry organizations and laws and regulations in jurisdictions where our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, we are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping and DetNorske Veritas. The latter two organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards. In addition, we are subject to regulation in other areas in which we operate.

The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations require that each of our vessels be dry-docked for inspection at least twice within a five-year period. We believe we are in compliance in all material respects with all U.S. Coast Guard regulations.

Under U.S. law, the privilege of transporting merchandise or passengers in domestic waters extends only to vessels that are owned by U.S. citizens and are built in and registered under the laws of the United States. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act of 1916, the Company could not engage in U.S. coastwise trade if more than 25% of the Company’s outstanding stock was owned by non-U.S. citizens. If we should fail to comply with this requirement, during the period of such noncompliance we would not be permitted to continue operating our vessels in coastwise trade.

Our operations are also subject to a variety of federal and state statutes and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection. Included among these statutes are the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Outer Continental Shelf Lands Act (“OCSLA”) and the Oil Pollution Act of 1990 (“OPA”).

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal and remediation. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of pollutants in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. Our supply boats transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. All offshore companies operating in the U.S. are required to have vessel response plans to deal with potential oil spills.

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

OCSLA provides the federal government with broad discretion in regulating the leasing and development of submerged outer continental shelf lands for oil and gas production. If the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, this could reduce demand for our Gulf vessels and adversely affect utilization and day rates.

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

We believe we are in compliance in all material respects with all applicable environmental laws and regulations. Our vessels operating in foreign market areas are subject to regulatory controls concerning environmental protection similar to those in force in the Gulf. We believe that compliance with any existing environmental requirements will not materially affect our operations or competitive position.

Insurance

The operation of our vessels is subject to various risks representing threats to the safety of our crews, and to the safety of our vessels and cargo. We maintain insurance coverage against risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and navigation errors, which management considers to be customary in the industry. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise. Insurance rates have been subject to wide fluctuation and have led to increases in costs and higher deductibles and retention amounts in recent years.

Employees

As of February 27, 2004, we had 983 employees worldwide, including 853 operating personnel and 130 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, strikes, work stoppages, boycotts, or slowdowns have not interrupted our operations.

Our U.S. employees have not chosen to be represented by a labor union and are not covered by a collective bargaining agreement. We, together with other providers of marine support vessels, have in the past been targeted by maritime labor unions in an effort to organize our Gulf employees. If our Gulf employees were to become union represented, we believe that our flexibility in dealing with changing circumstances in our industry, or in our own operations, could be limited and our business operations could be adversely affected.

Our Norwegian seamen are covered by three union contracts with three separate Norwegian unions. Our United Kingdom seamen are covered by two union contracts with two separate unions. We believe our relationships with our employees in Norway and the United Kingdom are satisfactory.

Our seamen in Brazil, Nigeria and Trinidad are covered by separate collective bargaining agreements. We believe our relationships with our employees in these areas are satisfactory.

Cautionary Statements

Certain statements made in this Annual Report that are not historical facts are “forward-looking statements.” Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from future or past acquisitions; and

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects.

Also, you can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate” or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	the effect of high levels of debt and the effects of downgrading of the Company’s debt by rating agencies;

•	dependence on the oil and gas industry, including the volatility of prices of oil and gas, industry perceptions about future oil and gas prices and their effect on industry conditions;

•	industry volatility, including the level of offshore drilling and development activity and changes in the size and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;

•	operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

•	the effect on our performance of regulatory programs and environmental matters;

•	the highly competitive nature of the offshore vessel industry;

•	the age of our fleet;

•	seasonality of the offshore industry;

•	the high fixed cost nature of our business;

•	the risks of international operations, including currency fluctuations, risk of vessel seizure and political instability; and

•	the continued active participation of our executive officers and key operating personnel.

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

Our debt has been recently downgraded and could be downgraded again by one or both of the rating agencies

On July 25, 2003, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior implied rating to B3 from B1 and lowered our senior unsecured notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our senior unsecured notes’ rating to Caa2 from Caa1. On November 24, 2003, Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., downgraded our senior unsecured notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P downgraded the senior unsecured notes from CCC to CCC- and the corporate rating from B- to CCC+. This downgrade requires the Company to post an additional letter of credit of approximately $1.7 million under the Company’s master bareboat charter agreement. Because of these downgrades, and the potential of one or both rating agencies continuing to downgrade our debt, it is likely that we will have difficulty obtaining financing and our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

Our substantial indebtedness could adversely affect our financial health.

We now have a significant amount of indebtedness. As of December 31, 2003, we had total indebtedness of approximately $380.2 million. Our high level of debt could have important consequences to you, including the following:

•	inability of our current cash generation level to support future interest and principal payments on this high level of debt;

•	inadequate cash for other purposes, such as capital expenditures and our other business activities, since we will need to use all or most of the operating cash flow to pay principal and interest on our outstanding debt;

•	increase our vulnerability to general adverse economic and industry conditions, including continued low vessel utilization levels or reduced day rates for our Gulf and North Sea vessels;

•	limit our flexibility in planning for, or reacting to, changes in demand for our vessels and the marine transportation business, including mobilizing vessels between market areas;

•	restrict us from making acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends; and

•	the potential of receiving an audit opinion with a “going concern” explanatory paragraph from our independent auditors.

We are highly dependent on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness in the future.

In the short-term, we expect a substantial portion of our liquidity to be provided by cash provided by operations, our unrestricted cash, and our NOK Credit Facility. As of February 27, 2004, we had unrestricted cash of $37.6 million and NOK 320 million of borrowing capacity under our NOK Credit Facility. However, we are restricted to NOK 202 million of availability as a result of financial covenants under such facility. With the completion of the 2004 Term Loan (described in more detail in Item 7, Liquidity and Capital Resources), the Company believes that cash provided by operations and current unrestricted cash and available credit under its NOK credit facility will be sufficient to fund our debt service requirements, working capital and vessel maintenance expenditures until at least December 31, 2004, barring any unforeseen circumstances. If current activity levels continue in the Gulf of Mexico and the North Sea, it would require us to depend more heavily on our NOK Credit Facility.

In the longer term, our ability to pay debt service and other contractual obligations will depend on improving our future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty providing for debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring our debt or other obligations and seeking additional equity capital, or any combination of the above. We may not be able to take any of these actions on satisfactory terms, or at all.

We have had two consecutive years of operating losses and will incur additional operating losses for the foreseeable future.

We reported operating losses of $135.5 million and $12.1 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $214.8 million. We expect to continue to incur losses for the foreseeable future. We had negative cash flows from operations in 2003. Insufficient cash flows may adversely affect our ability to fund capital expenditures and pay debt service and other contractual obligations. To become profitable, we must depend on increases to the current levels of oil and gas production and exploration, primarily in the Gulf of Mexico.

Market volatility and low levels of exploration and development activity affect demand for our services.

Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development is typically tracked by the number of offshore rigs in each market area (“offshore rig count”) in which the Company operates. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. A reduction in the offshore rig count and day rates could be delayed or prolonged if the Company enters into a long-term contract. This is particularly relevant to the North Sea market, where contracts tend to be longer in nature. The continuation of low levels of activity in the Gulf and other areas in which we operate may adversely affect the demand for our marine support services, and may reduce our revenues and negatively impact our cash flows. If market conditions were to continue to decline in market areas in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets.

Charter rates for marine support vessels in our market areas also depend on the supply of vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. In recent years, the Company has been subject to both new vessel construction, particularly in the Gulf and the North Sea, as well as vessels mobilizing into regions in which it operates, which has increased the competition in those areas. Additional excess capacity coupled with prolonged periods of low levels of production and exploration could further reduce our day rates and utilization levels.

We operate in a highly competitive industry.

Our business is highly competitive. Certain of our competitors have significantly greater financial resources than us and more experience operating in international areas. Competition in the marine support services industry primarily involves factors such as:

•	price, service and reputation of vessel operators and crews; and

•	the quality and availability of vessels of the type and size needed by the customer.

Operating hazards may increase our operating costs; our insurance coverage is limited.

Marine support vessels are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels’ tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We cannot assure you, however, that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, the recent terrorist attacks that occurred in the U.S., as well as other factors, have caused significant increases in the cost of our insurance coverage. More restrictive coverage could adversely impact our operating results.

Compliance with governmental regulations may impose additional costs.

We must comply with federal, state and local regulations, as well as certain international conventions, private industry organizations and agencies, and laws and regulations in jurisdictions in which our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, we could be subject to substantial fines, penalties or other restrictions.

Our operations also are subject to federal, state and local laws and regulations that control the discharge of pollutants into the environment and that otherwise relate to environmental protection. While our insurance policies provide coverage for accidental occurrence of seepage and pollution or clean up and containment of the foregoing, pollution and similar environmental risks generally are not fully insurable. We may incur substantial costs in complying with such laws and regulations, and noncompliance can subject us to substantial liabilities. The laws and regulations applicable to us and our operations may change. If we violate any such laws or regulations, this could result in significant liability to us. In addition, any amendment to such laws or regulations that mandates more stringent compliance standards would likely cause an increase in our vessel operating expenses.

The Coast Guard adopted a major new vessel and marine facility security rule in October 2003 that will impact all providers of marine transportation services in the United States. Provisions of international treaty have put in place major vessel and marine facility security regulatory regimes that impact all providers of marine transportation services worldwide. By July 1, 2004, the Company must have approved security plans in place on all our vessels, both domestic and international. These plans require additional crew training and flag state approval surveys. Trico has submitted security plans for all of its affected vessels and expects to meet the July deadline. In addition, certain electronic equipment has been mandated for vessels operating internationally, and as a result, Trico will be adding such equipment to the majority of its fleet during 2004.

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

Age of fleet.

The average age of our vessels is approximately 16 years. Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are no longer economically justifiable. We cannot assure you that we will be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels. Also, as the age of a vessel increases, it becomes less marketable, particularly in periods with low utilization such as 2002 and 2003.

Currency fluctuations could adversely affect our results of operations.

Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner (NOK), the British Pound and the Brazilian Real. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as comprehensive income or losses on our balance sheet. In addition, translation gains and losses could contribute to fluctuations in our results of operations. Due to the fluctuation of these currencies, primarily the NOK, we incurred a favorable accumulated foreign currency translation adjustment of $10.6 million in 2003 and $71.5 million in 2002. The Company experienced unfavorable accumulated foreign currency translation adjustments of $1.0 million for the year ended December 31, 2001. We incurred foreign exchange losses of $0.9 million, $1.4 million, and $1.0 million for 2003, 2002, and 2001, respectively. Future fluctuations in these and other foreign currencies may result in additional foreign exchange gains or losses, and could have a significant impact on our financial position.

Operating internationally poses uncertain hazards.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries. These risks include, among others:

•	Political instability;

•	Potential vessel seizure or nationalization of assets;

•	Currency restrictions and exchange rate fluctuations;

•	Import and export quotas and other forms of public and governmental regulation; and

•	Potential improper acts under the Foreign Corrupt Practices Act, specifically in developing countries

We cannot predict the nature and the likelihood of any such events. However, if such an event should occur, it could have a material adverse effect on our financial condition and results of operations.

We depend on key personnel.

We depend on the continued services of our executive officers and other key management personnel, the loss of any of whom could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers.

A terrorist attack could have a material adverse effect on our business.

The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

Item 3.    Legal Proceedings

We are involved in various legal and other proceedings that are incidental to the conduct of our business. Legal proceedings include, among other things, suits filed by employees and other individuals under the Merchant Marine Act of 1920 (“the Jones Act”), and other personal injury type suits. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters To a Vote Of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

The name, age and offices held by each of the executive officers of the Company as of February 27, 2004, are as follows:

Name	Age	Position
Ronald O. Palmer	57	Chairman of the Board
Thomas E. Fairley	56	President and Chief Executive Officer
Trevor Turbidy	36	Vice President and Chief Financial Officer
Kenneth W. Bourgeois	56	Vice President
Michael D. Cain	55	Vice President, Marketing
Charles E. Tizzard	53	Vice President, Administration
Charles M. Hardy	58	Vice President, Operations
D. Michael Wallace	51	Vice President, International Business Development

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

Trevor Turbidy has served as Vice President and Chief Financial Officer since August 2003. From November 2000 until May 2002, Mr. Turbidy served as a Director in the Investment Banking Department of Credit Suisse First Boston. From 1991 until November 2000, Mr. Turbidy held various positions leading up to being a Director in the Investment Banking Department of Donaldson, Lufkin & Jenrette.

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

Charles M. Hardy has served as our Vice President of Operations since July 2000. From May 1996 to July 2000, Mr. Hardy served as President of Offshore Towing, Inc. From 1993 to 1996, Mr. Hardy was employed by Tidewater Marine, Inc. as Vice President—Towing Division.

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed for quotation on the NASDAQ National Market under the symbol “TMAR.” At February 27, 2004 we had 82 holders of record of our common stock.

The following table sets forth the range of high and low closing sales prices of our common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low
2002
First quarter	$9.45	$5.84
Second quarter	9.18	6.79
Third quarter	6.80	2.27
Fourth quarter	3.76	2.45

2003
First quarter	$3.35	$2.16
Second quarter	4.30	1.95
Third quarter	4.05	2.12
Fourth quarter	2.23	1.09

2004
First quarter (through February 27, 2004)	$2.47	$1.63

We have not paid any cash dividends on our common stock during the past two years and have no plans to pay dividends. In addition, our debt agreements contain a restricted payment test which currently prohibits us from paying dividends on our common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,242,050	$10.51	101,700	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,242,050		101,700

(1)	The shares remaining for issuance may also be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock).

Item 6.    Selected Financial Data

The selected financial data presented below for the five fiscal years ended December 31, 2003 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$123,521	$133,942	$182,625	$132,887	$110,800
Direct operating expenses and other(1)	225,630	114,149	132,484	88,101	92,578
Depreciation and amortization expense	33,392	31,870	32,888	33,419	32,919

Operating income (loss)	$(135,501)	$(12,077)	$17,253	$11,367	$(14,697)

Net loss	$(164,398)	$(67,978)	$(6,923)	$(12,722)	$(33,410)

Basic and Diluted Per Share Data:
Net loss	$(4.51)	$(1.87)	$(0.19)	$(0.39)	$(1.33)

Balance Sheet Data:
Working capital (deficit)	$33,768	$18,498	$43,175	$28,763	$(1,478)
Property and equipment, net	$487,019	$546,223	$450,057	$491,062	$553,388
Total assets	$585,191	$747,175	$655,712	$678,122	$730,579
Long-term debt, including current portion	$380,166	$384,146	$305,095	$326,655	$401,128
Stockholders’ equity	$142,031	$295,326	$291,726	$299,581	$270,108

(1)	Includes asset losses/write-downs of $6,165 in 2003, $5,200 in 2002, $24,260 in 2001 and $1,111 in 1999, and goodwill impairments of $113,028 in 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading provider of marine support vessels to the oil and gas industry, primarily in the U.S. Gulf of Mexico, the North Sea, and Latin America. We have a total fleet of 84 vessels, including 48 supply vessels, 13 large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 11 crew boats and six line-handling vessels. Three of the crew boats are being leased under ten-year operating leases.

Our results of operations are affected primarily by the day rates we receive and our fleet utilization. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which historically has been primarily influenced by oil and gas prices and drilling budgets of oil and gas companies. Our day rates and utilization rates are also affected by the size, configuration, age and capabilities of our fleet. In the case of supply boats and PSVs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our day rates and utilization are also affected by the supply of other vessels available in a given market area with similar configurations and capabilities.

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

Overview

During 2003, the Company experienced disappointing results from operations primarily due to low levels of drilling activity in the key markets in which it operates. These low levels of drilling activity, combined with the increase of competition to our market areas, led to reductions in day rates and utilization of our fleet in most market areas. As a result of reduced revenues and disappointing operating results in 2003 and in the recent past, the Company completed steps to enhance liquidity. During 2003, the Company sold a large North Sea vessel and a Brazilian vessel under construction, which generated approximately $52.5 million of cash. Additionally, the Company entered into a new term loan in February 2004, which added flexibility and increased available liquidity.

The Company had goodwill related to the 1997 acquisition of its North Sea reporting segment. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires an annual assessment of goodwill for impairment, which the Company elected to conduct during the second quarter of its fiscal year. During the second quarter ended June 30, 2002, the Company conducted its initial assessment for goodwill impairment as required under SFAS No. 142. That assessment used a projection of discounted cash flows, comparable industry financial ratios and other data. The Company determined at that time that there was no impairment of goodwill based on the operating results to date, and, as discussed in previous filings, management’s expectations that market conditions for the North Sea would remain stable through 2002, and then improve in 2003. However, operating results in the North Sea began to experience a decline during the early part of fiscal 2003. Upon the completion of the Company’s annual goodwill analysis in the second quarter ended June 30, 2003, the Company recorded a goodwill impairment charge of approximately $28.6 million. This charge reflected the devaluation in the North Sea reporting unit’s fair value compared to the book value, and was estimated based on the projected future discounted cash flows of the reporting unit, in light of current market conditions and our expectations at the time, which we believed would remain stable or improve in the latter half of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. While annual average day rates and number of vessels in the North Sea had remained relatively steady for the past three years and the utilization had declined marginally, our expectation of the low level of activity in the North Sea is believed to continue rather than return to 2001 levels in the near term. As a result of performing this test, we recorded an additional charge of $84.4 million in the fourth quarter of 2003 which represents the remainder of the goodwill associated with the North Sea reporting unit.

Looking forward, we will continue to explore ways to enhance the Company’s liquidity and leverage structure. Although the overall U.S. economy is improving in general, we are very cautious about 2004 operating results, and believe the exploration and production activity in our market areas could remain somewhat depressed. If market conditions in any market in which the Company operates were to continue to deteriorate, it could require the Company to examine the recoverability of its long-lived assets in that market. See further discussion in “Impairment of long-lived assets other than goodwill” in Critical Accounting Policies included in Item 7.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated.

	Years ended December 31,
	2003	2002	2001
Average vessel day rates(1):
Supply boats (Gulf class)	$4,954	$5,575	$7,043
PSVs/AHTSs (North Sea)	11,295	11,641	11,884
Crew/line handling boats	2,897	2,654	2,714

Average vessel utilization rates(2):
Supply boats (Gulf class)	51%	53%	69%
PSVs/AHTSs (North Sea)	82%	89%	93%
Crew/line handling boats	74%	67%	78%

Average number of vessels:
Supply boats (Gulf class)	48.0	48.0	52.5
PSVs/AHTSs (North Sea)	19.7	18.8	18.0
Crew/line handling boats	16.8	17.3	20.5

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

Set forth below is the internal allocation of our charter revenues and charter revenues less direct vessel operating expenses among vessel classes for each of the periods indicated (dollars in thousands).

	Years ended December 31,
	2003	%	2002	%	2001	%
Charter Revenues:
Supply boats	$43,866	36%	$51,597	39%	$93,370	51%
PSVs/AHTSs (North Sea)	66,157	54%	70,983	53%	73,228	40%
Crew/line handling boats	13,267	10%	11,191	8%	15,929	9%

	$123,290	100%	$133,771	100%	$182,527	100%

Charter Revenues less direct vessel operating expenses:
Supply boats	$9,766	24%	$13,317	26%	$51,670	51%
PSVs/AHTSs (North Sea)	29,520	72%	36,365	73%	45,311	45%
Crew/line handling boats	1,551	4%	458	1%	3,929	4%
Other	(26)	—	14	—	—	—

	$40,811	100%	$50,154	100%	$100,910	100%

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Our revenues in 2003 were $123.5 million compared to $133.9 million in 2002. The 8% decrease in revenues during the year was a result of lower average vessel day rates and utilizations, specifically in the Gulf class supply boats and the North Sea AHTS vessels.

For the Gulf class supply vessels, day rates decreased 11% from $5,575 in 2002 to $4,954 in 2003. Utilization also decreased for these vessels from 53% in 2002 to 51% in 2003. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea PSVs and AHTSs, day rates decreased 3% from $11,641 in 2002 to $11,295 in 2003. Utilization also decreased from 89% in 2002 to 82% in 2003. The decrease in both day rates and utilization were results of continued market pressure from competition and low levels of drilling activity.

In contrast, the Company’s crew boats and line handlers experienced increased day rates and utilization in 2003 compared to 2002. Day rates increased 9% from $2,654 in 2002 to $2,897 in 2003, while utilization increased from 67% in 2002 to 74% in 2003. These increases were partly due to the full year effect of several two-year contracts for line handlers entered into during the third quarter of 2002 at increased day rates.

Direct vessel operating expenses decreased 3% from $84.1 million in 2002 to $81.2 million in 2003. The decrease is primarily due to reductions in vessel maintenance and repairs and labor costs during 2003, offset partially by an increase in supplies. The reduction in labor and maintenance costs is a result of an increase in the Norwegian government’s reimbursement of such costs, and the sale of the large North Sea AHTS in 2003.

General and administrative expenses increased 3% from $15.1 million to $15.5 million when comparing 2003 to 2002. The increase in general and administrative expenses are related to increased insurance and professional fees, as well as increased costs associated with the new sales and operations offices in Mexico and Nigeria.

The Company’s depreciation and amortization expense increased $1.5 million or 5% from $31.9 million in 2002 to $33.4 million in 2003. Depreciation and amortization increased when comparing 2003 to 2002 due to the Company recording the first full year of depreciation for two vessels entering the North Sea fleet in 2002.

During 2003, the Company recorded a charge of $6.2 million in association with the sale of one of its larger North Sea vessels, and the sale of its investment in a construction project in Brazil. The expense is classified as a “Loss on assets held for sale” since the Company recorded the charge when the formal plan to sell the assets was committed to.

Also in 2003, the Company recorded two impairment charges to goodwill of $28.6 and $84.4 million during the second and fourth quarters of 2003, respectively. When performing its annual impairment test during the second quarter ended June 2003, the Company determined that an impairment was necessary for its goodwill balance related to the North Sea reporting unit and, to a lesser extent, Brazil. The June 2003 impairment was a result of the continued slowness in the North Sea market, which in turn, devalued the reporting unit. As a result, the Company recorded a charge of $28.6 million in the second quarter of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million.

During 2003, the Company sold two crew boats and one supply vessel, which resulted in gains of $1.0 million in the aggregate.

Interest expense increased $1.7 million or 6% as a result of a higher average debt balance, and the full year of expense for the 8.875% senior notes, which were issued in May 2002 to replace the 8.5% senior notes.

The Company recorded a consolidated income tax benefit in 2003 of $2.9 million, which is primarily related to the Company’s Norwegian operations. The Company’s $14.6 million tax expense in 2002 is a result of the deferred tax valuation allowance booked in 2002. The Company has continued to book a full valuation allowance against its U.S. deferred tax assets during 2003.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Our revenues in 2002 were $133.9 million, a decrease of 27%, compared to $182.6 million in 2001. The decrease was due primarily to a decrease in day rates and utilization for our Gulf class supply boats and crew boats. The decrease in utilization and day rates of our Gulf class fleet is attributable to decreased Gulf drilling activity.

Our average Gulf class supply boat day rates decreased 21% to $5,575 for 2002, compared to $7,043 for 2001. The average day rates for our fleet of crew boats and line handling vessels decreased 2% to $2,654, compared to $2,714 for 2001.

Utilization for our Gulf class supply boat fleet decreased to 53% in 2002 from 69% in 2001 due to the decrease in offshore drilling activity in the Gulf. Utilization for our crew boats and line handling vessels decreased to 67% in 2002, compared to 78% in 2001, due to the decrease in activity in the Gulf.

Average day rates for our North Sea vessels in 2002 decreased 2% to $11,641 compared to $11,884 for 2001. Vessel utilization was 89% for 2002, compared to 93% for 2001. Two large PSVs were added to our North Sea fleet during 2002.

During 2002, direct vessel operating expenses increased to $84.1 million, compared to $82.1 million for 2001. The direct vessel operating expenses increased as a result of higher North Sea labor costs, higher insurance costs and the addition of two new PSVs during 2002. The higher North Sea labor costs were primarily attributable to the addition of two new PSVs during 2002, required union related pay increases and the strengthening of the Norwegian Kroner against the dollar. The above rate increases were offset in part by reduced U.S. vessel labor and U.S. maintenance costs.

During the fourth quarter of 2002, we recorded a non-cash vessel book value write-down in the amount of $5.2 million. The write-down was taken against the book value of two special purpose towing vessels that have limited capabilities as conventional supply vessels.

Depreciation and amortization expense was $31.9 million in 2002, down from $32.9 million in 2001. Depreciation and amortization in 2001 included $2.6 million of amortization expense associated with goodwill. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, no goodwill amortization expense was recorded in 2002. Amortization of marine inspection costs decreased to $10.2 million in 2002, from $13.4 million in 2001 due to a reduction in dry docking and marine inspection costs.

Our general and administrative expenses increased to $15.1 million in 2002, from $13.6 million for 2001, principally due to increases in insurance, professional fees and the strengthening of the Norwegian Kroner against the dollar. General and administrative expenses, as a percentage of revenues, increased in 2002 due primarily to the decrease in average day rates and utilization for our Gulf class supply boats and crew boats.

Interest expense increased to $28.4 million during 2002, compared to $26.2 million during 2001, due to additional borrowings associated with the construction of the two North Sea PSVs completed in 2002 and additional borrowings and interest costs associated with the refinancing of our senior notes.

We incurred an $11.0 million loss in 2002, which resulted from the early retirement of the Company’s previously issued 8 1/2% senior notes and the fourth quarter 2002 refinancing of our revolving credit facility.

Income tax expense in 2002 of $14.5 million is comprised of a $1.7 million income tax expense associated with our North Sea operations and a $12.8 million income tax expense associated with our third quarter of 2002 U.S. deferred tax valuation allowance made pursuant to the provisions under SFAS No. 109, “Accounting for Income Taxes.” In 2001, we had an income tax benefit of $3.3 million and an effective tax rate of 32%. The variance from our statutory rate is due to income that was contributed by our Norwegian operations for which taxes were provided at the Norwegian statutory rate of 28%.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to service debt, maintain or improve equipment and provide working capital to support our operating activities.

Continued low levels of Gulf of Mexico drilling activity have negatively impacted Gulf class vessel utilization and day rates in 2003. North Sea operating results for 2003 also lagged behind the comparable 2002 period. During the third quarter of 2003, the Company completed phase one of its liquidity enhancement plan that was designed to address its near-term financial and liquidity needs. Phase one of the liquidity enhancement plan resulted in the Company entering into a loan agreement providing for a NOK 150 million ($22.5 million) term loan, receiving a $4.5 million federal tax refund as a result of net operating loss carryback claims, and selling a North Sea class vessel and the Brazilian AHTS project for a total of approximately $52.5 million.

Phase two of the Company’s liquidity enhancement plan included amending the Company’s U.S. bank credit facility in an effort to comply with its restrictive covenants, or refinancing the facility. In February 2004, the Company entered into a new $55 million senior secured term loan (the “2004 Term Loan”) which retired and replaced the existing Bank Credit Facility (See Note 7 to the Consolidated Financial Statements, included in Item 8). The 2004 Term Loan eliminates the financial maintenance covenants of the Bank Credit Facility, and is collateralized by 43 Gulf Coast class supply vessels.

In the short-term, we expect a substantial portion of our liquidity to be provided by cash provided by operations, our unrestricted cash, and our NOK Credit Facility. As of February 27, 2004, we had unrestricted cash of $37.6 million and NOK 320 million of borrowing capacity under our NOK Credit Facility. However, we are restricted to NOK 202 million of availability as a result of financial covenants under such facility. With the completion of the 2004 Term Loan, the Company believes that cash provided by operations and current unrestricted cash and availability under its NOK credit facility will be sufficient to fund our debt service requirements, working capital and vessel maintenance expenditures until at least December 31, 2004, barring any unforeseen circumstances. If current activity levels continue in the Gulf of Mexico and the North Sea, it would require us to depend more heavily on our NOK Credit Facility.

In the longer term, our ability to pay debt service and other contractual obligations will depend on improving our future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty paying debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring our debt or other obligations and seeking additional equity capital. We may not be able to take any of these actions on satisfactory terms or at all.

As a result of the Company’s operating losses and continued negative market conditions during 2003, on July 25, 2003, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior implied rating to B3 from B1 and lowered our senior unsecured notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our senior unsecured notes’ rating to Caa2 from Caa1. On November 24, 2003, Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., downgraded our senior unsecured notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P downgraded the senior unsecured notes from CCC to CCC- and the corporate rating from B- to CCC+. This downgrade requires the Company to post an additional letter of credit of approximately $1.7 million under the Company’s master bareboat charter agreement. Because of these downgrades, and the potential of one or both rating agencies continuing to downgrade our debt, it is likely that we will have difficulty obtaining financing and our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

During 2003, $9.6 million in funds were used in operating activities compared to $7.9 million used in operating activities during 2002. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows decreased by $1.7 million primarily due to reduced revenues compared to 2002, offset by a recovery of cash from a reduction of the accounts receivable balance during the year. In 2003, $31.5 million was provided by investing activities, compared with $63.6 million used in investing activities in 2002. The increase of funds in 2003 was the result of the sales of the Brazilian AHTS and a large Norwegian vessel for $52.5 million, accompanied by a $43.4 million reduction of property and equipment purchases during 2003 due to fewer vessel constructions. The sale of vessels and the reduction of new property purchases are a direct result of the Company’s liquidity enhancement plan enacted during 2003. From financing activities, the Company used $6.3 million in 2003 compared to cash provided by financing activities of $47.5 million in 2002. In 2003, the Company repaid current debt maturities as well as retiring a portion of the existing debt with new debt issuances.

The following table summarizes our contractual commitments, as of December 31, 2003, related to the principal amount of our debt (adjusted to reflect subsequent transactions), leases and other arrangements for the periods indicated below (in thousands).

Description	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt(1)	$5,208	$5,358	$21,110	$3,358	$23,710	$347,222
Operating Leases	1,272	1,189	1,191	1,181	1,125	4,344
Vessel Construction	—	—	—	—	—	—

Total	$6,480	$6,547	$22,301	$4,539	$24,835	$351,566

(1)	Adjusted to reflect the 2004 Term Loan entered into during February 2004 and the repayment of the U.S. credit facility.

As of December 31, 2003, the Company has approximately $380.2 million of debt outstanding with a weighted average interest rate of 7.2%. Of this amount, approximately $4.8 million is due in 2004. When adjusted to include the effects of the 2004 Term Loan entered into subsequent to December 31, 2003, the current maturities of long term debt increase to $5.2 million and the total debt balance increases to $406.0 million, as reflected in the table above.

The Company’s long term debt is comprised of a combination of senior unsecured notes, credit facilities, and senior secured notes, subject to restrictive covenants. The indenture governing the 8 7/8% Senior Notes contains covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense on a rolling twelve month basis is at least 2.0 to 1. Currently we do not meet this ratio and, therefore, are limited under the indenture to incurring at any one time and having outstanding, up to $150.0 million of secured debt after the date of issuance of the notes. In addition, our NOK credit facility contains covenants that require our North Sea reporting unit to maintain certain financial ratios and limit its ability to create liens, or merge or consolidate with other entities.

Approximately 22% of the Company’s total debt is payable in NOK, while 78% is payable in U.S. Dollars (USD). At December 31, 2003, the Company had approximately $265.2 million (or 70%) of fixed rate debt and approximately $115.0 million (or 30%) of variable rate debt. The Company’s fixed interest rates range from 6.08% to 8.875%. The Company’s variable rate debts are indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors.

The Company has entered into operating leases, primarily as a result of sale-leaseback type transactions. The leases are classified as operating leases due to their relative short duration (10 years) as compared to the expected life of the vessel.

The Company has issued stand-by letters of credit totaling $6.3 million as of December 31, 2003.

At December 31, 2003, the Company does not have any planned capital expenditures other than approximately $10.5 million to fund the dry docking of vessels and related repairs to be incurred during 2004.

Subsequent to December 31, 2003, the Company entered into a $55 million term loan, the proceeds of which were used primarily to retire its U.S. Credit Facility. As a result of the refinancing, at February 27, 2003, we had approximately $45.7 million in cash, of which $37.6 million was unrestricted. In addition to cash on hand, the Company has NOK 320 million ($45.4 million) of available borrowing capacity under our NOK Credit Facility. The NOK credit facility availability reduces by NOK 40 million every March and September. However, we are restricted to NOK 202 million ($28.7 million) of availability as a result of financial covenants under such facility. In an effort to repatriate funds from Norway to the U.S. in a tax-efficient manner, the Company is undertaking a reduction of its paid-in capital in Trico Supply AS. Upon completion of this reduction, the Company will be able to repatriate NOK 200 million ($28.4 million) for working capital and other corporate purposes. The Company believes that the reduction of its paid-in capital process will be completed by June 30, 2004.

We cannot make any assurances, however, that the factors beyond our control affecting demand for our vessels will not impact our ability to generate sufficient cash flow from operations, or obtain borrowings under our credit facilities, in an amount sufficient to enable us to pay our indebtedness and fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including existing and subsequent facilities, on commercially reasonable terms or at all.

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

Impairment of long-lived assets other than goodwill.    In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the net discounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. No impairments were determined as a result of the 2003 FAS No. 144 analysis. During the year ended December 31, 2002, we recognized $5.2 million of fixed asset impairments. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations. If market conditions were to decline in any markets in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets in that market.

Impairment of goodwill.    At the beginning of 2003, the Company’s goodwill balance of $110.6 million related primarily to the 1997 acquisition of our North Sea operations, which is considered a reporting unit pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company tests for the possible impairment of goodwill at the reporting unit level in accordance with the requirements of SFAS No. 142. In assessing reporting unit fair value, we must make assumptions regarding estimated future cash flows and other factors used to determine fair value. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets. Annually or when market conditions necessitate interim analysis, the Company calculates reporting unit fair value based on estimated cash flows, comparable industry financial ratios and other analysis. The reporting unit fair value is compared to carrying value to determine whether the goodwill is impaired. The Company performed its annual impairment analysis as of June 30, 2003 and determined that a goodwill impairment did exist. Therefore, the Company recorded a charge of approximately $28.6 million during the second quarter of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million.

Deferred Tax Valuation Allowance.    Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance of $22.7 million was established in the third quarter of 2002 associated with the U.S. deferred tax asset. The Company has continued to book a full valuation allowance against all U.S. net operating losses since the establishment of the allowance in 2002.

Deferred marine inspection costs.    We record the cost of major scheduled drydocking inspection costs for our vessels as deferred charges. We amortize these deferred charges over the expected periods of benefit, typically ranging from two to five years. See “New Accounting Standards” below for more discussion on proposed accounting changes for deferred marine inspection costs.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB subsequently revised FIN 46 with FIN 46R. FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The statements apply in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of the provisions of FIN 46 will have no impact upon its financial position or results of operations.

In June 2001, the Accounting Standards Executive Committee of the AICPA, (“AcSEC”), issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (“PP&E”). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities would be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. In September 2003, the AcSEC approved the SOP for issuance to the FASB for final clearance, which is expected in the second quarter of 2004. If the proposed SOP is adopted in its current form, the Company will have to expense its currently capitalized deferred marine inspection costs, which totaled approximately $20.8 million at December 31, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. This SOP, if approved, is scheduled to become effective for fiscal periods beginning after December 15, 2004. Further evaluation is required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

In December 2003, the FASB issued a revised version of SFAS No. 132. This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003 for the Company and are included in Note 13 of the Consolidated Financial Statements in Item 8. The Company is required to present the interim disclosures beginning with its quarter ending March 31, 2004.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures primarily include interest rate and exchange rate fluctuations on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during 2003. The Company’s exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 7 to our consolidated financial statements in Item 8. These instruments are subject to interest rate risk.

As of December 31, 2003 and 2002, we had $115.0 and $116.6 million, respectively, in variable rate debt. As of December 31, 2003 and 2002, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $115.6 and $117.5 million, respectively, which included our U.S. and Norwegian bank credit facilities. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of December 31, 2003 and 2002 would increase annual interest expense by approximately $1.15 and $1.17 million, respectively.

As of December 31, 2003, the carrying value of our long-term fixed rate debt, including accrued interest, was $268.2 million, which included our 8.875% senior notes ($251.0 million), 6.08% MARAD bonds ($3.8 million), and 6.11% MARAD bonds ($13.4 million). As of December 31, 2002, the carrying value of our long-term fixed rate debt, including accrued interest, was $270.6 million. The fair value of our long-term fixed rate debt as of December 31, 2003 and 2002 was approximately $198.6 million and $255.2 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2003 and 2002 by approximately $15.3 million and $17.9 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

Foreign Currency Exchange Rate Sensitivity

The Company has substantial operations located outside the United States (principally the North Sea and Brazil) for which the functional currency is not the U.S. Dollar. As a result, the reported amount of the Company’s assets and liabilities related to its non-U.S. operations and, therefore, the Company’s consolidated financial statements, will fluctuate based upon changes in currency exchange rates.

We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts are major financial institutions, which minimizes counterparty credit risk.

During 2003, in conjunction with the sale of the Company’s large North Sea vessel described in Note 3 of the consolidated financial statements in Item 8, the Company entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, the Company recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange contracts outstanding as of December 31, 2003.

In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. We recorded $10.6 million and $71.5 million adjustments to our other comprehensive income account for the years ended December 31, 2003 and 2002 as a result of the net increase in the value of the NOK and other currencies against the U.S. dollar. In 2001, we recorded a $(1.0) million adjustment to other comprehensive income as a result of the net decrease in the value of foreign currencies against the U.S. dollar.

As described above, at December 31, 2003, 2002, and 2001, the Company had the equivalent of $84.6 million, $94.1 million, and $35.3 million, respectively, of outstanding NOK-denominated indebtedness, including accrued interest. The potential increase in the U.S. Dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $9.3 million, $10.5 million, and $3.9 million at December 31, 2003, 2002, and 2001, respectively.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 11, 2004

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,892	$10,165
Restricted cash	1,708	950
Accounts receivable, net	30,451	39,137
Prepaid expenses and other current assets	1,501	1,154

Total current assets	59,552	51,406

Property and equipment, at cost:
Land and buildings	6,402	5,337
Marine vessels	661,729	687,710
Construction-in-progress	170	7,058
Transportation and other	4,628	4,190

	672,929	704,295
Less accumulated depreciation and amortization	185,910	158,072

Net property and equipment	487,019	546,223

Goodwill, net	—	110,605
Other assets	38,620	38,941

Total assets	$585,191	$747,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,758	$8,701
Accounts payable	6,190	11,135
Accrued expenses	6,352	5,923
Accrued insurance reserve	4,497	3,030
Accrued interest	3,656	4,025
Income taxes payable	331	94

Total current liabilities	25,784	32,908

Long-term debt, net of discounts	375,408	375,445
Deferred income taxes	39,772	41,392
Other liabilities	2,196	2,104

Total liabilities	443,160	451,849

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 and 36,344,367 shares issued and 36,910,537 and 36,272,335 shares outstanding at December 31, 2003 and 2002, respectively	370	363
Additional paid-in capital	338,007	337,343
Accumulated deficit	(214,845)	(50,447)
Unearned compensation	(127)	—
Cumulative foreign currency translation adjustment	18,627	8,068
Treasury stock, at par value, 72,032 shares at December 31, 2003 and 2002	(1)	(1)

Total stockholders’ equity	142,031	295,326

Total liabilities and stockholders’ equity	$585,191	$747,175

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands, except share and per share amounts)
Revenues:
Charter hire	$123,290	$133,771	$182,527
Other vessel income	231	171	98

Total revenues	123,521	133,942	182,625

Operating expenses:
Direct vessel operating expenses and other	81,188	84,101	82,144
General and administrative	15,519	15,077	13,593
Amortization of marine inspection costs	10,775	10,225	13,424
Depreciation and amortization expense	33,392	31,870	32,888
Loss on assets held for sale	6,165	—	—
Impairment of goodwill	113,028	—	—
Impairment of long-lived assets	—	5,200	24,260
Gain on sales of assets	(1,045)	(454)	(937)

Total operating expenses	259,022	146,019	165,372

Operating income (loss)	(135,501)	(12,077)	17,253

Interest expense	(30,159)	(28,432)	(26,232)
Amortization of deferred financing costs	(977)	(1,127)	(1,366)
Loss on early retirement of debt	—	(10,998)	—
Other income (loss), net	(649)	(794)	105

Loss before income taxes	(167,286)	(53,428)	(10,240)

Income tax expense (benefit)	(2,888)	14,550	(3,317)

Net loss	$(164,398)	$(67,978)	$(6,923)

Basic loss per common share:
Net loss	$(4.51)	$(1.87)	$(0.19)

Average common shares outstanding	36,470,940	36,260,993	36,250,604

Diluted loss per common share:
Net loss	$(4.51)	$(1.87)	$(0.19)

Average common shares outstanding	36,470,940	36,260,993	36,250,604

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Cumulative Foreign Currency Translation Adjustment	Treasury Stock		Total Stockholders’ Equity

	Shares	Dollars					Shares	Dollars
	(Dollars in thousands, except share amounts)
Balance, December 31, 2000	36,317,617	$363	$337,200	$24,454	$—	$(62,435)	72,032	$(1)	$299,581

Stock options exercised	8,750	—	83	—	—	—	—	—	83
Comprehensive loss:
Loss on foreign currency translation	—	—	—	—	—	(1,015)	—	—	(1,015)
Net loss	—	—	—	(6,923)	—	—	—	—	(6,923)

Comprehensive loss									(7,938)

Balance, December 31, 2001	36,326,367	363	337,283	17,531	—	(63,450)	72,032	(1)	291,726

Stock options exercised	18,000	—	60	—	—	—	—	—	60
Comprehensive income:					—
Gain on foreign currency translation	—	—	—	—	—	71,518	—	—	71,518
Net loss	—	—	—	(67,978)	—	—	—	—	(67,978)

Comprehensive income:									3,540

Balance, December 31, 2002	36,344,367	363	337,343	(50,447)	—	8,068	72,032	(1)	295,326

Stock options exercised	578,202	6	520	—	—	—	—	—	526
Issuances of restricted stock	60,000	1	144	—	(145)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	18	—	—	—	18
Comprehensive loss:
Gain on foreign currency translation	—	—	—	—	—	10,559	—	—	10,559
Net loss	—	—	—	(164,398)	—	—	—	—	(164,398)

Comprehensive loss:									(153,839)

Balance, December 31, 2003	36,982,569	$370	$338,007	$(214,845)	$(127)	$18,627	72,032	$(1)	$142,031

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Net loss	$(164,398)	$(67,978)	$(6,923)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	45,280	43,264	47,606
Deferred marine inspection costs	(10,840)	(9,542)	(11,348)
Deferred income taxes	(3,132)	14,359	(3,831)
Loss on asset held for sale	6,165	—	—
Impairment of goodwill	113,028	—	—
Loss on early retirement of debt	—	10,998	—
Impairment of long-lived assets	—	5,200	24,260
Gain on sales of assets	(1,045)	(454)	(937)
Provision for doubtful accounts	120	120	120
Amortization of unearned compensation	18	—	—
Change in operating assets and liabilities:
Restricted cash	(364)	(92)	(137)
Accounts receivable	9,074	6,069	(1,847)
Prepaid expenses and other current assets	(347)	2,676	234
Accounts payable and accrued expenses	(3,659)	(3,892)	2,071
Other, net	471	(8,665)	148

Net cash (used in) provided by operating activities	(9,629)	(7,937)	49,416

Cash flows from investing activities:
Purchases of property and equipment	(26,443)	(69,797)	(15,331)
Proceeds from sales of assets	54,392	1,984	1,818
Proceeds from sale-leaseback transactions	2,929	5,858	—
Other	630	(1,610)	(435)

Net cash provided by (used in) investing activities	31,508	(63,565)	(13,948)

Cash flows from financing activities:
Net proceeds from issuance of common stock	526	60	83
Proceeds from issuance of long-term debt	50,763	346,592	1,075
Repayment of long-term debt	(57,408)	(292,286)	(22,467)
Deferred financing costs and other	(150)	(6,866)	(141)

Net cash (used in) provided by financing activities	(6,269)	47,500	(21,450)

Effect of exchange rate changes on cash and cash equivalents	117	2,213	(158)

Net increase (decrease) in cash and cash equivalents	15,727	(21,789)	13,860
Cash and cash equivalents at beginning of period	10,165	31,954	18,094

Cash and cash equivalents at end of period	$25,892	$10,165	$31,954

Supplemental cash flow information:
Income taxes paid	$14	$796	$670

Interest paid	$32,547	$36,474	$26,509

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.    The Company

Trico Marine Services, Inc. (the “Company”) is a leading provider of marine support vessels to the oil and gas industry in the U.S. Gulf of Mexico (the “Gulf”), the North Sea and Latin America. At December 31, 2003, the Company had a total fleet of 84 vessels, including 48 supply vessels, 13 large capacity platform supply vessels (“PSVs”), six large anchor handling, towing and supply vessels (“AHTSs”), 11 crew boats, and six line-handling vessels. We are leasing three of the crew boats under ten-year operating lease agreements. The services provided by the Company’s diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

Our cash provided by operations in 2004 will be determined by the day rates and utilization levels of our vessels, which is affected by expenditures for oil and gas exploration, development and production. Assuming that market conditions will not improve over those experienced in 2003, we are forecasting a use of cash from operations in 2004. As a result, we have evaluated our ability to continue as a going concern and, given the progress achieved in connection with the liquidity initiatives in 2003 and early 2004, the Company believes that cash on hand and available borrowings under the NOK credit facility (see Note 7) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least December 31, 2004, barring a continued deterioration in market conditions in 2004, as compared to 2003, and any other unforeseen circumstances.

The Company cannot make any assurances, however, that the factors beyond the Company’s control affecting demand for our vessels will not impact the Company’s ability to generate sufficient cash flow from operations, or obtain borrowings under credit facilities, in amounts sufficient to pay indebtedness and fund other liquidity needs. The Company may need to refinance all or a portion of our indebtedness on or before the scheduled maturities (See Note 7). The Company can make no assurances that refinancing any debt facilities will be possible on commercially reasonable terms or at all.

2.    Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include Trico Marine Services, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

All highly liquid debt instruments with original maturity dates of three months or less are considered to be cash equivalents.

Restricted Cash

The Company segregates restricted cash due to the legal or other restrictions regarding its use. The restricted cash balance is comprised of proceeds from asset sales that are restricted to the uses of repaying debt or purchasing assets, per the Company’s 8 7/8% Senior Notes agreement. Also, the Company has statutory requirements in Norway, which require a subsidiary to segregate cash that will be used to pay tax withholdings in the following year, and other cash amounts held in escrow for specific purposes.

Property and Equipment

All property and equipment is stated at cost, reduced by the amount of impairments, if any. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

and 10% for marine vessels. Marine vessels are depreciated over a useful life of 15 to 30 years from the date of acquisition. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations.

Depreciation expense amounted to approximately $33.4 million, $31.9 million, and $32.9 million in 2003, 2002, and 2001, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $236,000, $737,000, and $156,000 of interest was capitalized in 2003, 2002 and 2001, respectively.

Marine vessel spare parts are stated at the lower of average cost or market and are included in other assets in the consolidated balance sheet.

Drydocking expenditures incurred in connection with regulatory marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months). These marine inspection costs are included in other assets in the consolidated balance sheet.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the discounted cash flow or fair market value of the asset.

Deferred Financing Costs

Deferred financing costs include costs associated with the issuance of the Company’s debt and are amortized using the effective interest rate method of amortization over the life of the related debt agreement or on a straight-line basis over the life of the related debt agreement which approximates the effective interest rate method of amortization.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets”, provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at its reporting unit level. SFAS No. 142 requires that goodwill of a reporting unit must be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducts its annual goodwill impairment analysis during the second quarter of each fiscal year. As a result of the Company’s annual evaluation of goodwill in June 2003, the Company recorded a goodwill impairment charge in the second quarter of approximately $28.6 million. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million. See Note 5 for additional information regarding the goodwill impairment charge.

As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill, effective January 1, 2002. The following is a reconciliation of net loss and net loss per share for the year ended December 31, 2001, adjusted for the elimination of goodwill amortization required by SFAS No. 142.

(Dollars in thousands, except per share amounts)	Year Ended December 31, 2001
Net loss	$(6,923)
Goodwill amortization	2,613

Adjusted net loss	$(4,310)

Basic and diluted loss per common share:
Net loss	$(0.19)
Goodwill amortization	0.07

Adjusted net loss	$(0.12)

Income Taxes

Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. Management provides valuation allowances against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Stock Based Compensation

The Company has stock-based employee compensation plans, under which employees are granted stock options and restricted stock awards. These plans are described in more detail in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock Based Compensation” and, subsequently, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” For restricted stock awards, the fair value at the date of the grant is expensed over the vesting period. For stock options, no compensation cost is reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss	$(164,398)	$(67,978)	$(6,923)
Add: Stock based compensation expense included in reported net income, net of related tax effects	18	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of tax	(472)	(878)	(1,083)

Pro forma net loss	$(164,852)	$(68,856)	$(8,006)

Net loss per common share:
Basic and Diluted—as reported	$(4.51)	$(1.87)	$(0.19)

Basic and Diluted—pro forma	$(4.52)	$(1.90)	$(0.22)

The estimated weighted average fair value of options granted during 2003, 2002, and 2001 were $1.52, $4.01, and $7.01, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions by grant year:

	2003	2002	2001
Expected annual dividends	$—	$—	$—
Risk free interest rate	3.15%	6.28%	6.17%
Expected term (in years)	5	5	5
Volatility	62.24%	44.36%	57.55%

Loss Per Share

Basic and diluted loss per share exclude dilution, as discussed below, and are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

Options to purchase 1,984,166, 2,133,218, and 1,889,343 shares of common stock at prices ranging from $0.91 to $23.13 were outstanding during 2003, 2002, and 2001, respectively, but were not included in the computation of diluted loss per share because doing so would have been anti-dilutive.

Comprehensive Income/(Loss)

Comprehensive income or loss represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income or loss is reflected in the consolidated statement of changes in stockholders’ equity.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentations. During 2003, the Company adopted SFAS No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections as of April 2002.” The Company’s adoption of SFAS No. 145 resulted in the reclassification of the losses on early debt extinguishments in prior years from extraordinary items to other expense.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB subsequently revised FIN 46 with FIN 46R in December 2003. FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The statements apply in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of the provisions of FIN 46 and FIN 46R will have no impact upon its financial position or results of operations.

In June 2001, the Accounting Standards Executive Committee of the AICPA, (“AcSEC”), issued an exposure draft of a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment (“PP&E”). For purposes of this SOP, a project stage or timeline framework is used and PP&E assets are accounted for at a component level. Costs incurred for PP&E are classified into four stages: preliminary, preacquisition, acquisition-or-construction and in-service. The SOP requires, among other things, that preliminary, preacquisition and acquisition-or-construction stage costs, except for payments to obtain an option to acquire PP&E, should be charged to expense as incurred. Costs related to PP&E that are incurred during the in-service stage, including costs of normal, recurring, or periodic repairs and maintenance activities, should be charged to expense as incurred unless the costs are incurred for acquisition of additional PP&E or components of PP&E or the replacement of existing PP&E or components of PP&E. Costs of planned major maintenance activities would be charged to expense, except for acquisitions or replacements of components that are capitalizable under the in-service stage guidance of this SOP. In September 2003, the AcSEC approved the SOP for issuance to the FASB for final clearance, which is expected in the second quarter of 2004. If the proposed SOP is adopted in its current form, the Company will have to expense its currently capitalized deferred marine inspection costs, which totaled approximately $20.8 million at December 31, 2003. This write-off would be accounted for as a cumulative effect of a change in accounting principle as of the beginning of the year of adoption. This SOP, if approved, is scheduled to become effective for fiscal periods beginning after December 15, 2004. Further evaluation may be required by the Company to fully quantify the impact of this proposed pronouncement, if adopted.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In December 2003, the FASB issued a revised version of SFAS No. 132. This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003 for the Company and are included in Note 13. The Company is required to present the interim disclosures beginning with its quarter ending March 31, 2004.

3.    Sale of Vessels

During the second quarter of fiscal year 2003, the Company committed to a formal plan to sell its investment in the construction of the anchor handling towing supply vessel (“AHTS”) which had a long-term contract with Petroleo Brasilerio S.A. (“Petrobras”) as well as dispose of one of its larger North Sea vessels. In accordance with SFAS No. 144, these assets were classified as held for sale, and the Company recorded a charge of approximately $5.2 million for the impairment related to the anticipated sale of the assets. The Company completed the sale of the above-described assets in September 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea vessel and recorded an additional loss of $940,000 on the transactions. The total loss on the sale of the North Sea vessel and Brazilian AHTS was $6.2 million.

In February 2003, the Company sold one of its crew boats for approximately $617,500 and recognized a gain of approximately $477,000 on the transaction. In March 2003, the Company completed the sale-leaseback on a 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction. Pursuant to the master lease agreement, the Company entered a 10-year operating lease agreement with required payments of approximately $29,900 per month. In July 2003, the Company sold one crew boat and one supply boat, both of which were in non-operating condition, for approximately $889,000 in the aggregate, and recognized a gain of approximately $738,000.

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

During 2001, the Company sold two of its crew boats for $1,750,000 and recognized a gain of approximately $942,000 on the sales.

4.    Accounts Receivable

The Company’s accounts receivable, net consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Trade receivables	$24,432	$24,990
Allowance for doubtful accounts	(542)	(422)
Insurance and other	6,561	14,569

Accounts receivable, net	$30,451	$39,137

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The Company’s receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Latin America. Since the Company’s receivables are primarily generated from customers having similar economic interests, the Company has potential exposure to credit risk that could result from economic or other changes to the oil and gas industry. As of December 31, 2003, one customer, Newfield Shipping Co., individually represented 20% of the Company’s outstanding accounts receivable balance. No other individual customer represented greater than 10% of the outstanding accounts receivable balance.

5.    Goodwill

Goodwill totaled approximately zero and $110.6 million as of December 31, 2003 and 2002, respectively.

As a result of the Company’s adoption of SFAS No. 142 in 2002, goodwill is not amortized but is tested annually for impairment. In accordance with SFAS No. 142, the Company performs its annual goodwill impairment review during the second quarter of each fiscal year, and performs interim analysis of goodwill if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation of goodwill is performed at the Company’s reporting unit level, which is generally one level lower than that of the total entity. The Company’s fair value analysis is based on reporting unit cash flows, comparable industry financial ratios and other assumptions.

When the Company performed its evaluation of goodwill during the second quarter of 2003, a goodwill impairment charge of approximately $28.6 million was required, primarily related to the North Sea reporting unit. In calculating the goodwill impairment charge, the fair value of the reporting units was determined by analyzing current market conditions, future projections for the market, historical results and current vessel contracts. Factors leading to the impairment included continued slowness in the North Sea market and an overall decrease in the supply of vessels, forcing a decline in prices. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million.

The Company did not record a tax benefit for the goodwill impairments in 2003 because these charges are not deductible for tax purposes.

The changes during 2003 to the carrying amount of goodwill attributable to each geographic segment is as follows:

(Dollars in thousands)	North Sea	Other	Total
Balance, December 31, 2002	$109,693	$912	$110,605
Impairments	(112,116)	(912)	(113,028)
Foreign exchange translation adjustments	2,423	—	2,423

Balance, December 31, 2003	$—	$—	$—

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

6.    Other Assets

The Company’s other assets consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred marine inspection costs, net of accumulated amortization of $25,461 and $20,459 in 2003 and 2002, respectively	$20,828	$20,369
Deferred financing costs, net of accumulated amortization of $1,810 and $940 in 2003 and 2002, respectively	6,366	7,153
Marine vessel spare parts	9,122	8,762
Other	2,304	2,657

Other assets	$38,620	$38,941

7.    Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Senior Notes, interest at 8.875%, due May 2012, net of discount	$248,199	$248,064
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 3.77% at December 31, 2003) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($6.0 million) beginning March 2003 with balance of the commitment expiring September 2009.	61,508	87,925
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing (weighted average interest rate of 3.94% at December 31, 2003) interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	31,000	22,500
Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	13,206	14,464
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.33% at December 31, 2003), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	22,503	—
Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	3,750	5,000
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin collateralized by two marine vessels. This facility’s availability reduces in 5 semi-annual installments beginning June 28, 2001 by NOK 12.5 million ($1.9 million) with the balance of the commitment expiring June 2003	—	5,766
Note payable, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (7.80% at December 31, 2002), repaid in March 2003	—	427

	380,166	384,146
Less current maturities	4,758	8,701

Long-term debt	$375,408	$375,445

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Annual maturities on long-term debt during the next five years are as follows (in thousands):

2004	$4,758
2005	35,758
2006	20,510
2007	2,758
2008	13,260
Thereafter	303,122

$380,166

Subsequent to year end, on February 12, 2004, the Company entered into a new $55 million term loan (the “2004 Term Loan”), to refinance and retire the Bank Credit Facility discussed below. The 2004 Term Loan borrowings bear interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5%, at the Company’s option. Under the 2004 Term Loan, the Company is not subject to financial maintenance covenants, but is subject to other covenants that restrict additional indebtedness and dispositions of property, among other things. The 2004 Term Loan is collateralized by 43 of the Company’s U.S. Gulf class supply boats and places certain restrictions on the Company’s ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. The principal balance is reduced by quarterly principal payments of $150,000 through 2007, payments of $10.5 million in 2008, and $42.3 million in 2009.

On June 26, 2003, we entered in a new term loan (the “NOK Term Loan”) payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($22.5 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0% (3.3% at December 31, 2003). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($16.9 million) on June 30, 2006. Borrowings under the NOK Term Loan are collaterallized by mortgages on two of our North Sea class vessels.

In December 2002, the Company entered into a new $50.0 million revolving credit agreement (the “Bank Credit Facility”). Bank Credit Facility borrowings bore interest at a Eurocurrency rate plus a margin that was indexed to the Company’s interest coverage ratio. The Bank Credit Facility was collateralized by substantially all of the Company’s U.S. Gulf class supply and crew boats and required the Company to maintain mortgaged vessel values equal to 200% of the borrowings under the Bank Credit Facility. The Bank Credit Facility contained covenants which required the Company to maintain minimum cash flow to interest expense ratios, positive working capital, a maximum debt to capitalization ratio and a minimum tangible net worth ratio, as defined. The Bank Credit Facility also placed certain restrictions on the Company with regard to the Company’s ability to incur additional indebtedness, make dividends or make certain other distributions and other specified limitations. As of December 31, 2003, the Company had $31.0 million outstanding under the Bank Credit Facility, and letters of credit totaling approximately $6.3 million, which reduce the amount available under the Bank Credit Facility. Subsequent to year end, the Bank Credit Facility was repaid and retired, using a portion of the net proceeds of the 2004 Term Loan discussed above. A loss of $0.6 million was recognized on the repayment, primarily related to the recognition of un-amortized issuance costs.

On May 31, 2002, the Company issued $250.0 million of 8 7/8% Senior Notes due 2012 (the “Notes”), net of an original issue discount of $2.5 million. The Notes were issued by Trico Marine Services, Inc. and are guaranteed by the Company’s primary U.S. operating subsidiaries. Consolidating financial statements of Trico Marine Services, Inc. (the Notes guarantor) subsidiaries and the non-guarantor subsidiaries are set forth in Note 18. Interest is payable semi-annually on May 15th and November 15th. Up to 35% of the Notes may be redeemed

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

at any time prior to May 15th, 2005 from the proceeds of equity offerings at a redemption price equal to 108.875% of the principal amount plus any accrued interest. Commencing May 15, 2007, all or a portion of the remaining Notes may be redeemed at a price of 104.438% plus accrued interest, with the redemption price declining ratably beginning on May 15th of each of the succeeding three years. No principal payments are required on the Notes until their final maturity.

On July 25, 2003, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior implied rating to B3 from B1 and lowered our senior unsecured notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our senior unsecured notes’ rating to Caa2 from Caa1. On November 24, 2003, Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., downgraded our senior unsecured notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. See Note 19 for discussion of subsequent event.

In conjunction with the issuance of the Notes, the Company received proceeds of $242.7 million, net of placement fees and original issue discount. On May 31, 2002, the Company retired $201.2 million of previously issued 8 1/2% senior notes due 2005 plus accrued interest and premium for $213.7 million. On June 18, 2002, the Company retired an additional $1.0 million of previously issued 8 1/2% senior notes. On August 1, 2002, the Company retired the remaining $45.7 million balance of the 8 1/2% senior notes for $49.0 million, including accrued interest and premium. In total, the Company recognized a $10.9 million loss on the early retirement of the 8 1/2% senior notes during 2002.

The indenture governing the Notes contains covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless the ratio of cash flow to interest expense on a rolling 12 months basis is at least 2.0 to 1. Currently the Company does not meet this ratio and, therefore, is limited under the indenture to incurring at any one time, and having outstanding, up to $150 million of collateralized debt after the date of issuance of the Notes. The Company believes this limit will be sufficient to finance its business during the period that the Company does not satisfy this ratio. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into mergers or acquisitions.

In June 1998, the Company refinanced a significant portion of its debt, which was issued at the subsidiary level, into a single NOK 650,000,000 ($97.5 million) revolving credit facility (the “Trico Supply Bank Facility”) bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($7.5 million) and one final payment of NOK 150,000,000 ($22.5 million), due at maturity in June 2003. In 1999, the Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($7.5 million) reduction in the facility amount that was scheduled to occur in December 31, 2000, until June 2003. In April 2002, the Company amended the Trico Supply Bank Facility by increasing the Trico Supply Bank Facility amount to NOK 800,000,000 ($120.0 million) and revised reductions to the facility amount to provide for 40,000,000 NOK ($6.0 million) reductions every six months starting in March of 2003. The Trico Supply Bank Facility provides for a NOK 280,000,000 ($42.0 million) balloon payment in September of 2009. At December 31, 2003, the Company had NOK 410,000,000 ($61.5 million) outstanding under this facility. The amended credit facility is collateralized by a mortgage on the same vessels securing the prior credit facility, with the addition of the two PSVs delivered in 2002. The amended bank facility contains covenants that are substantially similar to those in the prior credit facility and requires that the North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities. At December 31, 2003, the Company had $40.5 million of unused borrowing capacity under its Trico Supply Bank Facility.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In April 2000, the Company executed a loan agreement for an additional Norwegian bank facility at the Trico Supply level in the amount of NOK 125,000,000 ($18.8 million). The commitment amount for this additional facility was reduced by NOK 12,500,000 ($1.9 million) every six months beginning June 2001, with a final reduction of NOK 75,000,000 ($11.3 million) in June 2003.

In April 1999, the Company issued $18.9 million principal amount of 15 year United States Government Guaranteed Ship Financing Bonds (the “Ship Bonds”) at an interest rate of 6.11% per annum. The Ship Bonds are due in 30 semi-annual installments of principal and interest. The Ship Bonds are collateralized by first preferred ship mortgages on two supply vessels.

In April 1998, the Company issued $10.0 million principal amount of eight year United States Government Guaranteed Ship Financing Bonds, SWATH Series I, at an interest rate of 6.08% (the “Bonds”). The Bonds are due in 16 semi-annual installments of principal and interest. The Bonds are collateralized by a first preferred ship mortgage on the Company’s SWATH (small water area twin hull) vessel, and by an assignment of the charter contract that the vessel commenced upon its completion.

8.    Financial Instruments

During 2003, in conjunction with the sale of the Company’s large North Sea vessel described in Note 3, the Company entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, the Company recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange contracts outstanding as of December 31, 2003.

During 2002, the Company purchased foreign exchange contracts with notional amounts ranging from $12.5 million to $28.2 million, with contract terms lasting less than six months, to protect against the adverse effects that exchange rate fluctuations may have on foreign-currency-denominated intercompany payables and receivables. These derivatives did not qualify for hedge accounting, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” because they relate to existing assets and liabilities denominated in a foreign-currency. The gains and losses on both the derivatives and the foreign-currency-denominated intercompany payables and receivables are recorded as transaction adjustments in current earnings. A net loss of approximately $37,900 was recorded in 2002.

During 2001, the Company purchased a foreign exchange contract with a notional amount of approximately $24.6 million, to protect against the adverse effects that exchange rate fluctuations may have on foreign-currency-denominated intercompany payables and receivables. These derivatives did not qualify for hedge accounting. A net gain of approximately $19,000 was recorded in 2001.

9.    Income Taxes

Income (loss) before income taxes derived from U.S. and international operations for the three years in the period ended December 31, 2003 are as follows (in thousands):

	2003	2002	2001
United States	$(44,092)	$(59,044)	$(26,327)
International	(123,194)	5,616	16,087

	$(167,286)	$(53,428)	$(10,240)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001
Current income taxes:
U.S. federal income taxes	$—	$—	$—
State income taxes	—	—	(35)
Foreign taxes	231	—	601
Deferred income taxes:
U.S. federal income taxes	—	12,844	(8,723)
State income taxes	—	41	(426)
Foreign taxes	(3,119)	1,665	5,266

	$(2,888)	$14,550	$(3,317)

The Company has not recognized a deferred tax liability for the undistributed earnings of a non-U.S. subsidiary because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. The amount of the potential deferred tax liability has not been disclosed because it is impractical to calculate the amount at this time.

The Company’s deferred income taxes at December 31, 2003 and 2002 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non- Current	Current	Non- Current
2003
Depreciation and amortization	$—	$—	$—	$54,012
Deferral of foreign earnings	—	—	—	39,772
Insurance reserves	1,656	—	—	—
Net operating loss carryforward	—	99,893	—	—
Other	207	—	—	—

	$1,863	$99,893	$—	$93,784

Current deferred tax assets, net				$1,863

Non-current deferred tax asset, net				$45,881

Valuation Allowance				47,744

Deferred tax asset after valuation, net				—

Non-current deferred tax liabilities, net - foreign jurisdiction				$39,772

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non- Current	Current	Non- Current
2002
Depreciation and amortization	$—	$—	$—	$55,282
Deferral of foreign earnings	—	—	—	41,392
Insurance reserves	1,114	—	—	—
Net operating loss carryforward	—	86,935	—	—
Other	230	—	—	—

	$1,344	$86,935	$—	$96,674

Current deferred tax assets, net				$1,344

Non-current deferred tax asset, net				$31,653

Valuation Allowance				32,997

Deferred tax asset after valuation, net				—

Non-current deferred tax liabilities, net - foreign jurisdiction				$41,392

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	2003	2002	2001
Federal income taxes at statutory rate	$(58,550)	$(18,700)	$(3,588)
State income taxes net of federal benefit	14	41	(462)
Foreign tax rate differential	8,559	(417)	(1,138)
Non-deductible items in foreign jurisdictions	31,516	—	915
Non-deductible loss and expenses	569	40	382
Foreign earnings	545	589	574
Valuation Allowance	14,459	32,997	—

Income tax expense (benefit)	$(2,888)	$14,550	$(3,317)

Effective tax rate	2%	27%	32%

A tax benefit for the exercise of stock options in the amount of zero, zero, and $28,000, that was not included in income for financial reporting purposes was credited directly to additional paid-in capital as of December 31, 2003, 2002 and 2001, respectively.

The net operating loss carryforwards for federal and state tax purposes are approximately $280 million at December 31, 2003 and expire at various periods through 2023. The Company incurred a change of control under IRC Section 382 on May 26, 2000 that will limit the utilization of approximately $167 million of net operating loss carryforwards to a set level as provided by regulations. The limitation should be approximately $17 million per year.

The Company incurred non-cash charges of approximately $14.5 million and $33.0 million in 2003 and 2002, respectively, as a result of establishing valuation allowances against its net deferred tax assets. The

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes,” which places significant weight on recent loss history in the determination of whether or not a valuation allowance is required.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 14.8 million Real ($5.1 million at December 31, 2003). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statue attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

10.    Preferred Stock

In February 1998, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan (the “Plan”). In connection with the Plan, the Board of Directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preference Stock. Under the Plan, Preference Stock Purchase Rights (the “Rights”) were distributed as a dividend at a rate of one Right for each share of the Company’s common stock held as of record as of the close of business on March 6, 1998. Each Right entitles holders of the Company’s common stock to buy a fraction of a share of the new series of the Company’s preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. As of December 31, 2003, there are no preferred shares issued or outstanding.

11.    Equity Incentive Plans

The Company sponsors two stock-based incentive compensation plans, the “1993 Stock Option Plan” (the “1993 Plan”) and the “1996 Stock Incentive Plan” (the “1996 Plan”). Under the 1993 Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

According to the 1993 Plan, Awards may be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards had a ten-year term. All un-exercised awards expired during October 2003, leaving no options under the 1993 plan outstanding as of December 31, 2003.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Under the 1996 Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. Awards, having a maximum term of 10 years, may be granted to key employees of the Company, including directors. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms for Awards granted under the Plan.

According to the 1996 Plan, Awards may be granted with respect to a maximum of 1,500,000 shares of common stock. No participant may be granted more than 100,000 restricted shares of common stock or common stock options in any calendar year.

Generally, stock option awards under the 1996 Plan expire 10 years from the date of the grant. Generally, stock option awards to employees vest ratably over 4 years while awards to directors vest immediately, and have a 10 year life. As of December 31, 2003, there were 1,242,050 options outstanding under the 1996 Plan.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001 and the changes during the years ended on those dates are presented below:

	2003		2002		2001
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	2,083,968	$7.03	1,857,218	$7.19	1,879,343	$7.24
Granted	57,000	$2.76	296,000	$7.12	10,000	$12.91
Exercised	(578,202)	$0.91	(18,000)	$3.36	(8,750)	$6.30
Expired / Forfeited	(320,716)	$3.79	(51,250)	$14.67	(23,375)	$13.88

Outstanding at end of year	1,242,050	$10.51	2,083,968	$7.03	1,857,218	$7.19

Exercisable at end of year	962,050	$11.29	1,625,531	$6.68	1,492,118	$6.64

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$2.05 to $2.45	55,000	9.3	$2.36	20,000	$2.25
$3.09 to $3.79	22,000	9.3	$3.47	22,000	$3.47
$4.50	169,250	5.2	$4.50	169,250	$4.50
$7.00 to $8.00	416,500	7.7	$7.59	241,375	$7.74
$10.69 to $12.91	291,500	6.5	$11.63	221,625	$11.63
$17.75 to $19.50	155,400	4.1	$17.80	155,400	$17.80
$20.13 to $23.13	132,400	3.4	$20.91	132,400	$20.91

	1,242,050	6.3	$10.51	962,050	$11.29

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In 2003, the Company issued a restricted stock award to one employee, which vests ratably over 3 years. Since there is no price to the employee for this award, the Company has recorded the deferred compensation cost and is amortizing the value of the award over the 3 year vesting period. The following table summarizes the restricted stock activity:

Restricted Stock
Outstanding at December 31, 2002	—
Granted	60,000
Vested	—
Cancelled	—

Outstanding at December 31, 2003	60,000

12.    Impairment of long-lived assets

During 2002, the Company determined that the carrying value of two vessels exceeded their fair values. Fair value was determined through the use of estimated vessel discounted cash flows. The Company reduced net book value to the estimated fair value for the vessels and recorded a non-cash $5.2 million impairment charge. The above noted vessels are special purpose towing vessels with limited supply capabilities. In response to market conditions, the Company determined during 2002 that the primary market for these vessels was in non-U.S. locations with lower day rates.

During 2001, the Company determined that the carrying value of eight vessels exceeded their estimated fair values. Accordingly, the Company reduced the net book value of these eight vessels to their estimated fair values, resulting in a non-cash asset write-down of approximately $24.3 million. Six of the vessels were located in the U.S. Gulf of Mexico and had been removed from active status for extended periods. The vessels were permanently withdrawn from service when the Company determined that it would no longer be economically feasible to refurbish and reactivate these vessels due to their age and overall condition. The Company determined their fair values using a combination of estimates of fair values obtained from third parties and detailed analyses of residual equipment values assuming that certain vessels would be scrapped. The Company reduced the value of these six vessels by approximately $21.2 million. The other two vessels are located in the North Sea and are still in service; however, due to their age and declining utilization, the Company determined that their carrying values exceeded their estimated fair values. Accordingly, their net book values were adjusted to their estimated fair values based on projections of the future cash flows of the vessels over their remaining lives, discounted at a current market rate of interest. The write-down associated with these two vessels was approximately $3.0 million.

13.    Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute up to 15% (subject to certain ERISA limitations) of their eligible compensation on a pre-tax basis. The Company will match 25% of the participants’ before tax savings contributions on up to 5% of the participants’ taxable wages or salary. The Company may also make a matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 2003, 2002, and 2001 of approximately $165,000, $219,000, and $245,000, respectively.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

Pension Plan and Employee Benefits

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company uses an October measurement date for all pension plans.

	2003	2002
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,082	$2,241
Service cost	443	307
Interest cost	158	118
Benefits paid	(69)	(51)
Translation adjustment and other	(149)	467

Benefit obligation at end of year	$3,465	$3,082

Change in Plan Assets
Fair value of plan assets at beginning of year	$3,651	$2,444
Actual return on plan assets	215	187
Contributions	466	504
Benefits paid	(69)	(51)
Translation adjustment and other	(168)	567

Fair value of plan assets at end of year	$4,095	$3,651

Funded status, over funded	$630	$569
Unrecognized net actuarial gain and other	(18)	31

Prepaid benefit cost	$612	$600

	2003	2002	2001
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$443	$307	$242
Interest cost	158	118	98
Return on plan assets	(215)	(187)	(154)
Social security contributions	71	44	36
Recognized net actuarial loss	18	—	(15)

Net periodic benefit cost	$475	$282	$207

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

	2003	2002
Weighted-Average Assumptions
Discount rate	5.25%	5.80%

Return on plan assets	6.25%	6.80%

Rate of compensation increase	3.30%	3.30%

The weighted average assumptions shown above were used for both the determination of net periodic benefit cost, and the determination of benefit obligations as of the measurement date. In determining the weighted average assumptions, the Company reviewed overall market performance and specific historical performance of the investments in the plan. The Company’s asset allocations at the measurement date were as follows:

	2003	2002
Equity securities	31%	12%
Debt Securities	5%	76%
Property and other	64%	12%

All asset categories	100%	100%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were approximately $3.8 million, $3.0 million, and $4.1 million, respectively, at December 31, 2003 and $2.8 million, $2.3 million and $3.7 million, respectively, as of December 31, 2002.

The Company expects to contribute $450,000 to its pension plans in 2004.

14.    Commitments and Contingencies

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance program. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s insurance coverages. At December 31, 2003 and 2002, the Company has accrued a liability in the amount of approximately $4.5 million and $3.0 million, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

Future minimum payments under non-cancelable operating lease obligations are approximately $1.3 million, $1.2 million, $1.2 million, $1.2 million, $1.1 million and $4.3 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and subsequent years, respectively. Operating lease payments in 2003, 2002, and 2001 were $1.4 million, $0.3 million, and $0.2 million, respectively.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

15.    Fair Value of Financial Instruments and Market Risks

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

Cash and cash equivalents and accounts receivable: The carrying amounts approximate fair value due to the short-term nature of these instruments.

Long-term debt: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of long-term debt, including accrued interest, as of December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Carrying amount	$383,822	$388,171
Fair value	$314,237	$370,806

Political Risk: The Company is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed) and contract loss. The Company considers these risks carefully in connection with its investing and operating activities.

Foreign Currency Risk: The Company’s international operations are subject to certain risks, including currency fluctuations and government actions. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, from time to time, the Company utilizes short-term forward contracts to minimize the exposure to foreign currency risk. There were no contracts outstanding at December 31, 2003.

16.    Quarterly Financial Data (Unaudited)

Year ended December 31, 2003(1)	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)
Revenues	$29,011	$34,492	$31,583	$28,435
Operating loss	(5,721)	(35,814)	(1,929)	(92,037)
Net loss	$(13,471)	$(41,989)	$(9,505)	$(99,433)
Basic and diluted loss per share:
Net loss per average common share outstanding	$(0.37)	$(1.16)	$(0.26)	$(2.70)

Year ended December 31, 2002(2)	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)
Revenues	$32,108	$32,622	$33,996	$35,216
Operating loss	(344)	(2,319)	(2,189)	(7,225)
Net loss	$(4,793)	$(13,784)	$(34,952)	$(14,449)
Basic and diluted loss per share:
Net loss per average common share outstanding	$(0.13)	$(0.38)	$(0.96)	$(0.40)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

(1)	In the second quarter of 2003, a $5.2 million impairment charge was recognized on assets held for sale. Also in the second quarter, the Company recorded a goodwill impairment of $28.6 million. In the third quarter of 2003, the Company completed the sale of the aforementioned assets, and recognized an additional charge of $0.9 million. In the fourth quarter of 2003, the Company recorded an additional goodwill impairment charge of $84.4 million.
(2)	The second, third and fourth quarters of fiscal year 2002 include non-cash charges of approximately $6.1 million (net of a $3.1 million tax benefit), $4.8 million and $0.1 million, respectively, for the early extinguishment of debt. The Company incurred a non-cash charge of approximately $22.7 million in the third quarter of 2002 as a result of a valuation allowance against its net deferred tax assets. Additionally the fourth quarter of fiscal year 2002 includes a $5.2 million non-cash charge related to the write-down on two vessels.

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

Segment data as of and for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

December 31, 2003	U.S.		North Sea		Other		Totals
Revenues from external customers	$29,345		$66,399		$27,777		$123,521
Intersegment revenues	23		—		—		23
Interest revenue	94		229		—		323
Interest expense	24,509		5,595		55		30,159
Depreciation and amortization expense	17,839		22,367		4,938		45,144
Income tax expense (benefit)	—		(2,888)		—		(2,888)
Segment net income (loss)	(45,693	)(1)	(118,729	)(2)	24	(3)	(164,398)
Long-lived assets(7)	121,243		316,304		70,300		507,847
Segment total assets	431,743		356,176		71,073		858,992
Expenditures for segment assets	4,566		16,678		16,034		37,278

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

December 31, 2002	U.S.		North Sea		Other	Totals
Revenues from external customers	$42,862		$71,155		$19,925	$133,942
Intersegment revenues	112		—		—	112
Interest revenue	447		293		2	742
Interest expense	24,005		4,403		24	28,432
Depreciation and amortization expense	20,366		18,556		4,300	43,222
Income tax expense	12,885		1,665		—	14,550
Segment net income (loss)	(72,344	)(4)	6,314		(1,948)	(67,978)
Long-lived assets(7)	137,150		353,622		75,820	566,592
Segment total assets	468,776		488,598		80,406	1,037,780
Expenditures for segment assets	11,234		62,313		5,792	79,339

December 31, 2001	U.S.		North Sea		Other	Totals
Revenues from external customers	$99,021		$73,228		$10,376	$182,625
Intersegment revenues	144		—		—	144
Interest revenue	752		269		2	1,023
Interest expense	22,654		3,566		12	26,232
Depreciation and amortization expense	28,142		16,837		2,699	47,678
Income tax expense (benefit)	(8,802)		5,867		(382)	(3,317)
Segment net income (loss)	(16,432	)(5)	11,377	(6)	(1,868)	(6,923)
Long-lived assets(7)	195,027		235,347		37,670	468,044
Segment total assets	561,265		340,695		39,474	941,434
Expenditures for segment assets	10,961		14,171		1,547	26,679

(1)	Includes a gain of $1.0 million related to the sale of three boats.
(2)	Includes a charge of $5.2 million related to a loss on sale of a North Sea vessel, and goodwill impairment charges of $112.1 million.
(3)	Includes a charge of $1.0 million related to the sale of a the investment in a construction project in Brazil, and a goodwill impairment charge of $0.9 million.
(4)	Includes a charge of $5.2 million related to vessel impairments.
(5)	Includes a charge of $21.2 million related to vessel impairments.
(6)	Includes a charge of $3.0 million related to vessel impairments.
(7)	Long-lived assets include net property and equipment and unamortized deferred marine inspection costs.

A reconciliation of segment total assets to consolidated total assets as of December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Total assets for reportable segments	$858,992	$1,037,780	$941,434
Elimination of intersegment receivables	(7,403)	(10,423)	(4,527)
Elimination of investment in subsidiaries	(266,398)	(280,182)	(281,195)

Total consolidated assets	$585,191	$747,175	$655,712

For the year ended December 31, 2003, no individual customer represented more than 10% of consolidated revenues.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

For the year ended December 31, 2002, revenues from one customer and its affiliates were approximately $17.8 million or 13% of the Company’s consolidated revenues. Revenues for the Company’s U.S., North Sea and West Africa segments include approximately $8.2 million, $3.3 million and $6.3 million of these revenues, respectively.

For the year ended December 31, 2001, revenues from one customer and its affiliates were approximately $29.7 million, or 16% of the Company’s consolidated revenues. Revenues for the Company’s U.S. and North Sea segments include approximately $22.6 million and $7.1 million of these revenues, respectively.

18.    Condensed Consolidating Financial Statements for Subsidiary Guarantors

The following tables present the consolidating historical financial statements as of December 31, 2003 and 2002 and for the three fiscal years in the period ended December 31, 2003 for the subsidiaries of the Company that serve as guarantors of the 8 7/8% Senior Notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501
Deferred income taxes	—	—	—	—	—

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment, at cost:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019

Investment in subsidiaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Goodwill, net	—	—	—	—	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$4,758	$—	$4,758
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	13,259	(22,533)	25,784

Long-term debt	248,199	31,000	96,209	—	375,408
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings (accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensation	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,971	$7,194	$—	$10,165
Restricted cash	—	—	950	—	950
Accounts receivable, net	5,109	19,924	14,104	—	39,137
Due from affiliates	17,078	—	3,547	(20,625)	—
Prepaid expenses and other current assets	67	771	316	—	1,154
Deferred income taxes	—	—	—	—	—

Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	—	3,617	1,720	—	5,337
Marine vessels	—	241,076	446,634	—	687,710
Construction-in-progress	—	2,690	4,368	—	7,058
Transportation and other	—	2,875	1,315	—	4,190

	—	250,258	454,037	—	704,295
Less accumulated depreciation and amortization	—	86,747	71,325	—	158,072

Net property and equipment	—	163,511	382,712	—	546,223

Investment in subsidiaries	344,466	7,239	—	(351,705)	—
Due from affiliates	157,138	19,269	—	(176,407)	—
Goodwill, net	364	—	110,241	—	110,605
Other assets	5,803	14,350	18,788	—	38,941
Deferred income taxes	16,230	—	—	(16,230)	—

	$546,255	$228,035	$537,852	$(564,967)	$747,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$8,701	$—	$8,701
Accounts payable	—	5,267	5,868	—	11,135
Due to affiliates	—	20,625	—	(20,625)	—
Accrued expenses	30	1,712	4,181	—	5,923
Accrued insurance reserve	—	3,030	—	—	3,030
Accrued interest	2,835	39	1,151	—	4,025
Income tax payable	—	—	94	—	94

Total current liabilities	2,865	30,673	19,995	(20,625)	32,908

Long-term debt	248,064	22,500	104,881	—	375,445
Due to affiliates	—	157,138	19,269	(176,407)	—
Deferred income taxes	—	12,005	45,617	(16,230)	41,392
Other liabilities	—	—	2,104	—	2,104

Total liabilities	250,929	222,316	191,866	(213,262)	451,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings(accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	—	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	295,326	5,719	345,986	(351,705)	295,326

	$546,255	$228,035	$537,852	$(564,967)	$747,175

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$54,234	$72,323	$(3,267)	$123,290
Other vessel income	—	179	1,841	(1,789)	231

Total revenues	—	54,413	74,164	(5,056)	123,521

Operating expenses:
Direct vessel operating expenses and other	228	46,498	39,517	(5,055)	81,188
General and administrative	361	8,709	6,449	—	15,519
Amortization of marine inspection costs	—	3,975	6,800	—	10,775
Depreciation and amortization expense	—	15,934	17,458	—	33,392
Loss on assets held for sale	358	—	5,807	—	6,165
Impairment of goodwill	364	—	112,664	—	113,028
Asset write-down	—	—	—	—	—
Loss (gain) on sales of assets	—	(1,210)	165	—	(1,045)

Total operating expenses	1,311	73,906	188,860	(5,055)	259,022

Operating loss	(1,311)	(19,493)	(114,696)	(1)	(135,501)

Interest expense	(22,323)	(3,315)	(6,760)	2,239	(30,159)
Amortization of deferred financing costs	(397)	(349)	(231)	—	(977)
Equity in net earnings of subsidiaries	(143,247)	35	—	143,212	—
Other income, net	2,862	179	(1,451)	(2,239)	(649)

Loss before income taxes	(164,416)	(22,943)	(123,138)	143,211	(167,286)

Income tax benefit	(18)	—	(2,870)	—	(2,888)

Net loss	(164,398)	(22,943)	(120,268)	143,211	(164,398)

Equity in comprehensive loss of subsidiaries	10,559	—	—	(10,559)	—
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	10,559	—	10,559

Comprehensive loss	$(153,839)	$(22,943)	$(109,709)	$132,652	$(153,839)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$60,240	$79,711	$(6,180)	$133,771
Other vessel income	—	454	306	(589)	171

Total revenues	—	60,694	80,017	(6,769)	133,942

Operating expenses:
Direct vessel operating expenses and other	240	52,250	38,382	(6,771)	84,101
General and administrative	145	9,365	5,567	—	15,077
Amortization of marine inspection costs	—	4,941	5,284	—	10,225
Depreciation and amortization expense	—	16,804	15,066	—	31,870
Asset write-down	—	5,200	—	—	5,200
Gain on sales of assets	—	(443)	(11)	—	(454)

Total operating expenses	385	88,117	64,288	(6,771)	146,019

Operating income (loss)	(385)	(27,423)	15,729	2	(12,077)

Interest expense	(22,352)	(2,441)	(5,690)	2,051	(28,432)
Amortization of deferred financing costs	(589)	(296)	(242)	—	(1,127)
Loss on early retirement of debt	(10,896)	(102)	—	—	(10,998)
Equity in net earnings of subsidiaries	(20,316)	1,605	—	18,711	—
Other income (loss), net	2,090	451	(1,282)	(2,053)	(794)

Income (loss) before income taxes	(52,448)	(28,206)	8,515	18,711	(53,428)

Income tax expense (benefit)	15,530	(3,837)	2,857	—	14,550

Net income (loss)	(67,978)	(24,369)	5,658	18,711	(67,978)

Equity in comprehensive income of subsidiaries	71,518	—	—	(71,518)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	71,518	—	71,518

Comprehensive income (loss)	$3,540	$(24,369)	$77,176	$(52,807)	$3,540

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$106,447	$83,940	$(7,860)	$182,527
Other vessel income	—	326	1,289	(1,517)	98

Total revenues	—	106,773	85,229	(9,377)	182,625

Operating expenses:
Direct vessel operating expenses and other	297	58,740	32,484	(9,377)	82,144
General and administrative	129	8,688	4,776	—	13,593
Amortization of marine inspection costs	—	9,807	3,617	—	13,424
Depreciation and amortization expense	86	17,854	14,948	—	32,888
Asset write-down	—	21,249	3,011	—	24,260
Loss (gain) on sales of assets	—	(926)	(11)	—	(937)

Total operating expenses	512	115,412	58,825	(9,377)	165,372

Operating income (loss)	(512)	(8,639)	26,404	—	17,253

Interest expense	(20,997)	(2,110)	(5,000)	1,875	(26,232)
Amortization of deferred financing costs	(835)	(335)	(196)	—	(1,366)
Equity in net earnings of subsidiaries	6,946	2,859	—	(9,805)	—
Other income (loss), net	1,872	830	(722)	(1,875)	105

Loss before income taxes and extraordinary item	(13,526)	(7,395)	20,486	(9,805)	(10,240)

Income tax expense (benefit)	(6,603)	(4,121)	7,407	—	(3,317)

Net income (loss)	(6,923)	(3,274)	13,079	(9,805)	(6,923)

Equity in comprehensive loss of subsidiaries	(1,015)	—	—	1,015	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,015)	—	(1,015)

Comprehensive income (loss)	$(7,938)	$(3,274)	$12,064	$(8,790)	$(7,938)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(164,398)	$(22,943)	$(120,269)	$143,212	$(164,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	532	20,258	24,490	—	45,280
Deferred marine inspection costs	—	(4,623)	(6,217)	—	(10,840)
Amortization of unearned compensation	18	—	—	—	18
Deferred income taxes	(18)	—	(3,114)	—	(3,132)
Equity in net earnings (loss)	143,247	(35)	—	(143,212)	—
Loss on impairment of goodwill	364	—	112,664	—	113,028
Loss on assets held for sale	358	—	5,807	—	6,165
Loss (gain) on sales of assets	—	(1,211)	166	—	(1,045)
Provision for doubtful accounts	—	120	—	—	120
Change in operating assets and liabilities:
Restricted cash	—	(500)	136	—	(364)
Accounts receivable	5,109	3,233	732	—	9,074
Prepaid expenses and other current assets	(59)	347	(635)	—	(347)
Accounts payable and accrued expenses	15	(297)	(3,377)	—	(3,659)
Other, net	(28)	140	359	—	471

Net cash provided by (used in) operating activities:	(14,860)	(5,511)	10,742	—	(9,629)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,598)	(23,845)	—	(26,443)
Proceeds from sales of assets	5,927	1,548	46,917	—	54,392
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Dividends received from subsidiaries	12,662	—	—	(12,662)	—
Increase in restricted cash and other	(6,183)	(366)	995	6,184	630

Net cash provided by (used in) investing activities:	12,406	1,513	24,067	(6,478)	31,508

Cash flows from financing activities:
Net proceeds from issuance of stock	526	—	—	—	526
Equity contribution from parent	—	—	6,184	(6,184)	—
Proceeds from issuance of long-term debt	—	12,094	38,669	—	50,763
Repayment of long-term debt	—	(3,594)	(53,814)	—	(57,408)
Dividends paid to parent	—	—	(12,662)	12,662	—
Advances (to)/from affiliates	1,928	(2,974)	1,046	—	—
Deferred financing costs and other	—	(40)	(110)	—	(150)

Net cash provided by (used in) financing activities:	2,454	5,486	(20,687)	6,478	(6,269)

Effect of exchange rates on cash and cash equivalents	—	—	117	—	117

Net increase in cash and cash equivalents	—	1,488	14,239	—	15,727
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$4,459	$21,433	$—	$25,892

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(67,978)	$(24,369)	$5,658	$18,711	$(67,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	632	22,040	20,592	—	43,264
Deferred marine inspection costs	—	(3,212)	(6,330)	—	(9,542)
Deferred income taxes	15,529	(3,837)	2,667	—	14,359
Equity in net earnings (loss)	20,316	(1,605)	—	(18,711)	—
Loss on early retirement of debt	10,896	102	—	—	10,998
Asset write-down	—	5,200	—	—	5,200
Gain on sales of assets	—	(443)	(11)	—	(454)
Provision for doubtful accounts	—	120	—	—	120
Change in operating assets and liabilities:
Restricted cash	—	—	(92)	—	(92)
Accounts receivable	—	3,933	2,136	—	6,069
Prepaid expenses and other current assets	132	(67)	2,611	—	2,676
Accounts payable and accrued expenses	(5,913)	(639)	2,660	—	(3,892)
Other, net	24	(2,179)	(6,510)	—	(8,665)

Net cash provided by (used in) operating activities	(26,362)	(4,956)	23,381	—	(7,937)

Cash flows from investing activities:
Purchases of property and equipment	—	(8,593)	(61,204)	—	(69,797)
Proceeds from sales of assets	—	1,965	19	—	1,984
Proceeds from sale-leaseback transactions	—	5,858	—	—	5,858
Dividends received from subsidiaries	2,089	—	—	(2,089)	—
Other	(1,025)	—	(1,610)	1,025	(1,610)

Net cash provided by (used in) investing activities	1,064	(770)	(62,795)	(1,064)	(63,565)

Cash flows from financing activities:
Net proceeds from issuance of stock	60	—	1,025	(1,025)	60
Proceeds from issuance of long-term debt	247,990	44,000	54,602	—	346,592
Repayment of long-term debt	(256,366)	(21,518)	(14,402)	—	(292,286)
Dividends paid to parent	—	—	(2,089)	2,089	—
Advances (to)/from affiliates	39,503	(40,762)	1,259	—	—
Deferred financing costs and other	(5,889)	(977)	—	—	(6,866)

Net cash provided by (used in) financing activities	25,298	(19,257)	40,395	1,064	47,500

Effect of exchange rates on cash and cash equivalents	—	—	2,213	—	2,213

Net increase (decrease) in cash and cash equivalents	—	(24,983)	3,194	—	(21,789)
Cash and cash equivalents at beginning of period	—	27,954	4,000	—	31,954

Cash and cash equivalents at end of period	$—	$2,971	$7,194	$—	$10,165

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,923)	$(3,274)	$13,079	$(9,805)	$(6,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	849	27,996	18,761	—	47,606
Deferred marine inspection costs	—	(4,782)	(6,566)	—	(11,348)
Deferred income taxes	(6,421)	(4,269)	6,859	—	(3,831)
Equity in net earnings (loss)	(6,946)	(2,859)	—	9,805	—
Asset write-down	—	21,249	3,011	—	24,260
Gain on sales of assets	—	(926)	(11)	—	(937)
Provision for doubtful accounts	—	120	—	—	120
Change in operating assets and liabilities:
Restricted cash	—	—	(137)	—	(137)
Accounts receivable	(183)	1,830	(3,494)	—	(1,847)
Prepaid expenses and other current assets	(160)	(293)	687	—	234
Accounts payable and accrued expenses	—	5,376	(3,305)	—	2,071
Other, net	—	(1,222)	1,370	—	148

Net cash provided by (used in) operating activities:	(19,784)	38,946	30,254	—	49,416

Cash flows from investing activities:
Purchases of property and equipment	—	(7,170)	(8,161)	—	(15,331)
Proceeds from sales of assets	—	1,785	33	—	1,818
Investment in subsidiaries	—	—	—	—	—
Dividends received from subsidiaries	—	—	—	—	—
Other	65	—	(500)	—	(435)

Net cash provided by (used in) investing activities:	65	(5,385)	(8,628)	—	(13,948)

Cash flows from financing activities:
Net proceeds from issuance of stock	83	—	—	—	83
Proceeds from issuance of long-term debt	—	—	1,075	—	1,075
Repayment of long-term debt	—	—	(22,467)	—	(22,467)
Dividends paid to parent	—	—	—	—	—
Advances (to)/from affiliates	19,633	(20,950)	1,317	—	—
Deferred financing costs and other	—	(141)	—	—	(141)

Net cash provided by (used in) financing activities:	19,716	(21,091)	(20,075)	—	(21,450)

Effect of exchange rates on cash and cash equivalents	—	—	(158)	—	(158)

Net increase (decrease) in cash and cash equivalents	(3)	12,470	1,393	—	13,860
Cash and cash equivalents at beginning of period	3	15,484	2,607	—	18,094

Cash and cash equivalents at end of period	$—	$27,954	$4,000	$—	$31,954

19.    Subsequent Event

On March 11, 2004, S&P further downgraded the senior unsecured notes from CCC to CCC- and the corporate rating from B- to CCC+. This downgrade requires the Company to post an additional letter of credit of approximately $1.7 million under the Company’s master bareboat charter agreement.

Item 9.    Changes in and Disagreements With Auditors on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of December 31, 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect the Company’s internal controls, subsequent to the date of the evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information concerning the fees and services of our principal auditors called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements. Reference is made to Item 8 hereof.

(2) Financial Statement Schedules

Report of Independent Auditors on Financial Statement Schedule

Valuation and Qualifying Accounts

(3) Exhibits. See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

(b) Reports Form 8-K:

On November 14, 2003, we filed a report on Form 8-K, reporting under Item 5, announcing earnings for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By:	/s/ THOMAS E. FAIRLEY
Thomas E. Fairley
President and Chief Executive Officer

Date:  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. FAIRLEY Thomas E. Fairley	President, CEO and Director (Principal Executive Officer)	12-Mar-04

/s/ RONALD O. PALMER Ronald O. Palmer	Chairman of the Board	12-Mar-04

/s/ TREVOR TURBIDY Trevor Turbidy	Chief Financial Officer (Principal Financial Officer)	12-Mar-04

/s/ GEOFF A. JONES Geoff A. Jones	Controller (Principal Accounting Officer)	12-Mar-04

/s/ H. K. ACORD H. K. Acord	Director	12-Mar-04

/s/ JAMES C. COMIS III James C. Comis III	Director	12-Mar-04

/s/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director	12-Mar-04

/s/ ROBERT SHEEHY Robert Sheehy	Director	12-Mar-04

/s/ JOSEPH S. COMPOFELICE Joseph S. Compofelice	Director	12-Mar-04

/s/ J. LANDIS MARTIN J. Landis Martin	Director	12-Mar-04

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 which are included in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana

March 11, 2004

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

for the years ended December 31, 2003, 2002 and 2001

(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Recoveries (Deductions)	Balance at end of period
2003
Valuation allowance on deferred tax assets:	$32,997	$14,459	$288	$—	$47,744
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$422	$120	$—	$—	$542

2002
Valuation allowance on deferred tax assets:	$—	$32,997	$—	$—	$32,997
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$338	$120	$—	$(36)	$422

2001
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$184	$120	$—	$34	$338

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3	Bylaws of the Company, as amended.(1)

4.1	Specimen Common Stock Certificate.(2)

4.2	Indenture dated September 22, 1998 by and among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Trico Marine International Holdings, B.V., Saevik Supply ASA, Saevik Shipping AS, and Chase Bank of Texas, National Association, as Trustee (“Indenture”).(3)

4.3	Form of Note and Subsidiary Guarantee under the Indenture.(3)

4.4	Rights Agreement dated as of February 19, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.(4)

4.5	Form of Rights Certificate and of Election to Exercise.(4)

4.6	Certificate of Designations for the Company’s Series AA Participating Cumulative Preference Stock.(4)

4.7	Indenture dated as of May 31, 2002, among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc. and JPMorgan Chase Bank, as trustee.(5)

4.8	Registration Rights Agreement dated as of May 31, 2002, among the Company, Trico Marine Operators, Inc., Trico Marine Assets, Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Wells Fargo Securities, LLC, Banc One Capital Markets, Inc. and Nordea Bank Finland PLC, New York Branch.(5)

10.1	Form of Indemnity Agreement by and between the Company and each of the Company’s directors.(2)

10.2	Loan Agreement dated as of June 23, 1998 between Saevik Shipping, AS, Den Norske Bank, ASA, as agent for itself and the other lending institutions that may become party thereto from time in accordance with the terms thereof.(6)

10.3	Purchase Agreement dated as of April 16, 1999 by and among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP.(7)

10.4	Stockholders’ Agreement dated as of May 6, 1999 among the Company, Inverness/Phoenix Partners LP and Executive Capital Partners I LP.(7)

10.5	The Company’s 1996 Incentive Compensation Plan.(2) †

10.6	The Company’s 1993 Stock Option Plan.(2) †

10.7	Form of Stock Option Agreement under the 1993 Stock Option Plan.(2) †

10.8	Form of Option Agreement under the 1996 Incentive Compensation Plan.(2) †

10.9	Form of Noncompetition, Nondisclosure and Severance Agreements between the Company and certain of its Executive Officers.(2) †

10.10	Loan Agreement dated April 24, 2002 between Trico Shipping AS and Den Norske Bank ASA, as agent, and the other lenders specified therein.(8)

10.11	Master Bareboat Charter dated as of September 30, 2002, between Trico Marine Operators, Inc. and General Electric Capital Corporation.(9)

E-1

Exhibit Number

10.12	Credit Agreement, dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(10)

10.13	First Amendment, dated as of February 4, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(11)

10.14	Second Amendment, dated as of March 26, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(11)

10.15	Loan Agreement dated June 26, 2003 between Trico Shipping AS and Den Norske Bank ASA, as Bank and Agent.(12)

10.16	Third Amendment, dated as of July 8, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc. Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(12)

10.17	Fourth Amendment and Waiver, dated as of August 11, 2003, to the Credit Agreement dated as of December 18, 2002, among the Company, Trico Marine Assets, Inc. Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent.(12)

10.18	Credit Agreement dated February 12, 2004 between Trico Marine Assets, Inc. and Trico Marine Operators, Inc. as borrowers, and Bear Stearns Corporate Lending Inc., as agent, and the other lenders specified therein.(13)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 19, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 6, 1998.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2002.
(6)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K dated March 26, 1999.
(7)	Incorporated by reference to the Schedule 13D filed by Inverness/Phoenix Partners LP on June 7, 1999.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2002, for the quarter ended March 31, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002 for the quarter ended September 30, 2002.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2002.
(11)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K dated March 28, 2003.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003 for the quarter ended June 30, 2003.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2004.
†	Management Contract or Compensation Plan or Arrangement.

E-2