Form 10-Q
period 2004-03-31
TRICO MARINE SERVICES INC
filed 2004-05-10
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28316

Trico Marine Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North American Court	70363
Houma, Louisiana (Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2004 was 36,935,537.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2004 and December 31, 2003

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,440	$25,892
Restricted cash	1,022	1,708
Accounts receivable, net	27,514	30,451
Prepaid expenses and other current assets	1,263	1,501

Total current assets	64,239	59,552
Property and equipment, at cost:
Land and buildings	6,374	6,402
Marine vessels	653,341	661,729
Construction-in-progress	834	170
Transportation and other	4,684	4,628

	665,233	672,929
Less accumulated depreciation and amortization	192,066	185,910

Net property and equipment	473,167	487,019
Restricted cash - noncurrent	6,622	—
Other assets	42,501	38,620

Total assets	$586,529	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,295	$4,758
Accounts payable	6,734	6,190
Accrued expenses	7,001	6,352
Accrued insurance reserve	4,856	4,497
Accrued interest	9,065	3,656
Income taxes payable	322	331

Total current liabilities	33,273	25,784
Long-term debt, net of discounts	393,370	375,408
Deferred income taxes	38,025	39,772
Other liabilities	2,168	2,196

Total liabilities	466,836	443,160
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at March 31, 2004 and December 31, 2003	—	—

Common stock, $.01 par value, 55,000,000 shares authorized, 37,007,569 and 36,982,569 shares issued and 36,935,537 and 36,910,537 shares outstanding at March 31, 2004 and December 31, 2003	370	370
Additional paid-in capital	338,065	338,007
Accumulated deficit	(231,299)	(214,845)
Unearned compensation	(170)	(127)
Cumulative foreign currency translation adjustment	12,728	18,627
Treasury stock, at par value, 72,032 shares at March 31, 2004 and December 31, 2003	(1)	(1)

Total stockholders’ equity	119,693	142,031

Total liabilities and stockholders’ equity	$586,529	$585,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months ended March 31,
	2004	2003
Revenues:
Charter hire	$23,504	$28,958
Other vessel income	65	53

Total revenues	23,569	29,011

Operating expenses:
Direct vessel operating expenses and other	18,112	20,529
General and administrative	3,555	3,805
Amortization of marine inspection costs	2,880	2,357
Depreciation and amortization expense	8,287	8,524
Loss (gain) on sales of assets	9	(483)

Total operating expenses	32,843	34,732

Operating loss	(9,274)	(5,721)

Interest expense	(7,436)	(7,858)
Amortization of deferred financing costs	(240)	(227)
Loss on early retirement of debt	(618)	—
Other income (loss), net	499	(808)

Loss before income taxes	(17,069)	(14,614)

Income tax benefit	(615)	(1,143)

Net loss	$(16,454)	$(13,471)

Basic loss per common share:

Net loss	$(0.45)	$(0.37)

Average common shares outstanding	36,850,812	36,272,335

Diluted loss per common share:

Net loss	$(0.45)	$(0.37)

Average common shares outstanding	36,850,812	36,272,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Net loss	$(16,454)	$(13,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,468	11,140
Deferred marine inspection costs	(5,589)	(6,200)
Deferred income taxes	(615)	(1,143)
Loss on early retirement of debt	618	—
Loss (gain) on sales of assets	9	(483)
Provision for doubtful accounts	30	30
Amortization of unearned compensation	15	—
Change in operating assets and liabilities:
Accounts receivable	2,486	4,549
Prepaid expenses and other current assets	219	(608)
Accounts payable and accrued expenses	7,164	5,284
Other, net	(168)	372

Net cash used in operating activities	(817)	(530)

Cash flows from investing activities:
Purchases of property and equipment	(3,118)	(6,049)
Proceeds from sales of assets	109	623
(Increase) decrease in restricted cash	(5,958)	375
Other	44	260

Net cash used in investing activities	(8,923)	(4,791)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	53,900	1,374
Repayment of long-term debt	(33,136)	(1,033)
Deferred financing costs and other	(2,284)	(64)
Proceeds from sale-leaseback transactions	—	2,929

Net cash provided by financing activities	18,480	3,206

Effect of exchange rate changes on cash and cash equivalents	(192)	(193)

Net increase (decrease) in cash and cash equivalents	8,548	(2,308)
Cash and cash equivalents at beginning of period	25,892	10,165

Cash and cash equivalents at end of period	$34,440	$7,857

Supplemental cash flow information:
Income taxes paid	$—	$2

Interest paid	$1,936	$1,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,454)	$(13,471)

Other Comprehensive Income (loss):
Loss on foreign currency translation	(5,899)	(14,705)

Comprehensive Loss	$(22,353)	$(28,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1. Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified to conform to current presentations.

2. Liquidity:

During the first quarter of 2004, activity in the Company’s key markets continued to be depressed. The Company’s operations in the North Sea and Gulf of Mexico continued to return negative operating results. As a result, the Company’s day rates and utilization in these areas are at three year lows, and first quarter revenues in 2004 are approximately 19% lower than the comparable quarter in 2003. The Company cannot provide any assurance that market conditions in its key markets will improve in the future.

On March 15, 2004, Moody’s Investors Service (“Moody’s”) downgraded the long-term senior implied rating to Caa2 from Caa1 and lowered the Senior Notes’ rating to Caa3 from Caa2, while changing the outlook for the Company from stable to negative. On April 28, 2004, Standard & Poor’s Ratings Services (“S&P”) placed the Company’s corporate rating on creditwatch, with negative implications.

Negative operating results since 2002 have led the Company to complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the “2004 Term Loan”) which increased available liquidity and eliminated restrictive performance covenants. With the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and will use the remaining funds to fund operating, capital and debt service requirements.

As previously reported in our annual report on Form 10-K, the Company’s financial results and position have continued to deteriorate since 2002, principally due to its leveraged condition and continued operating losses. In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it has sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. As discussed below, this initiative has resulted in an evaluation by the Company’s Board of Directors as to whether or not to make the cash interest payment on its Senior Notes. In addition and as discussed below, the restructuring costs associated with this initiative will have a significant negative impact on our cash flow forecast in the near term.

The Company’s Board of Directors, management and advisors have initiated a review of a wide-range of restructuring alternatives. On May 10, 2004, the Company announced that it intends to utilize a 30-day grace period with regard to the $11.1 million interest payment due May 15, 2004 on its Senior Notes (see Note 8). This non-payment will not constitute an event of default under the indenture governing the Senior Notes unless such non-payment continues following the expiration of a 30-day grace period. While the Company currently has sufficient cash resources to make the payment, the Company is continuing to review its near-term and long-term liquidity situation and as such, no decision has been made as to whether the Company will make the interest payment before the expiration of the grace period. In the event the Company were to be in default of its Senior Notes Indenture, it is likely that the maturity of outstanding Senior Notes, together with the 2004 Term Loan would be accelerated, and the Company would be declared in default under the Master Charter. Accordingly, these amounts would be reclassified from long term to current at that time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary in the event of such an acceleration.

Other than the decision to utilize the 30-day grace period, no decisions have been made with regard to any contemplated course of action. Any restructuring plan could involve various operational restructuring alternatives, asset sales, a purchase, exchange or amendment to the Senior Notes, equity transactions, or other potential transactions or decisions to resolve leverage and liquidity issues.

Consistent with its objective to review financial restructuring opportunities, the Company and its financial and legal advisors have entered into discussions with an ad hoc committee of Senior Note holders who represent that they hold, in the aggregate, not less than 80 percent of the Senior Notes.

The restructuring process presents inherent material uncertainty. It is not possible to determine the length of time it will take the Company to complete its restructuring, or the outcome of the restructuring in general. The Company anticipates that it will incur significant costs associated with its restructuring. It is probable that these restructuring costs will have a significant adverse effect on the results of operations and cash flows. There can be no assurance that the Company will be successful in its restructuring, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position.

While the Company is in the process of restructuring, investments in its securities will be highly speculative. Shares of the Company’s common stock may have little or no value. The value of its Senior Notes is impaired, and may be further impaired. If the Company is unable to accomplish a financial restructuring outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws.

The Company’s liquidity generally depends on cash provided by operating activities, its NOK credit facility, and the ability to comply with the long-term credit agreements described in Notes 8 and 9. The ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; and (iv) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

The potential adverse publicity associated with the Company’s announcements relating to its financial restructuring and the resulting uncertainty regarding the Company’s future prospects, may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by, among other things, (i) impairing relations with existing and potential customers; (ii) limiting the Company’s ability to obtain trade credit on reasonable and customary terms and conditions: (iii) impairing present and future relationships with vendors and service providers; and (iv) negatively impacting the ability of the Company to attract, retain and compensate key executives, and to retain employees generally. The Company, in conjunction with its advisors, is working with its current customers, vendors and employees to minimize the disruption its restructuring will impose on the business. However, there can be no assurance as to the success of such efforts.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

3. Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three months ended March 31 (in thousands, except share and per share data).

	2004	2003
Basic EPS:
Loss available to common shares (numerator)	$(16,454)	$(13,471)

Weighted-average common shares outstanding (denominator)	36,850,812	36,272,335

Basic EPS	$(0.45)	$(0.37)

Diluted EPS:
Loss available to common shares (numerator)	$(16,454)	$(13,471)

Weighted-average common shares outstanding (denominator)	36,850,812	36,272,335
Effect of dilutive securities	—	—

Adjusted weighted-average shares	36,850,812	36,272,335

Diluted EPS	$(0.45)	$(0.37)

For the three month period ending March 31, 2004, options to purchase 1,242,050 shares of common stock at prices ranging from $2.05 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three months ended March 31, 2003, options to purchase 2,093,968 shares of common stock at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

4. Stock Based Compensation

The Company has a stock-based employee compensation plan, under which employees are granted stock options and restricted stock awards. Please refer to the Company’s December 31, 2003 Annual Report on Form 10-K for a description of the plan. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock Based Compensation” and, subsequently, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” For restricted stock awards, the fair value at the date of the grant is expensed over the vesting period. For stock options, no compensation cost is reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net loss	$(16,454)	$(13,471)
Add: Stock based compensation expense included in reported net loss	15	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method	(117)	(134)

Pro forma net loss	$(16,556)	$(13,605)

Net loss per common share:
Basic and Diluted - as reported	$(0.45)	$(0.37)

Basic and Diluted - pro forma	$(0.45)	$(0.37)

5. Taxes:

The Company’s income tax benefit for the three months ended March 31, 2004 is comprised of a tax benefit of $0.6 million primarily associated with our Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no tax benefit was recorded in the financial statements for the Company’s first quarter 2004 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The Company’s effective income tax rate for the three-month period ended March 31, 2004 was 4%. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. For the three months ended March 31, 2003, the Company recorded a benefit of $1.1 million, and had an effective income tax rate of 8%. The variance from the Company’s statutory rate in 2003 was caused by the same factors as in 2004.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 14.8 million Real ($5.1 million at March 31, 2004). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax proves unsuccessful, which Brazilian counsel and the Company believe improbable, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

6. Restricted Cash:

The Company segregates restricted cash due to the legal or other restrictions regarding its use. At March 31, 2004, the majority of the total restricted cash balance of $7.6 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility (see Note 8). Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.6 million has been classified as “Restricted cash – noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway, which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes.

The Company may increase its restricted cash by $1.7 million if it is unable to obtain an equal amount in a letter of credit as required under its Master Charter agreement. Such letter of credit is required by May 13, 2004 under its Master Charter agreement (see Note 8).

7. Sale of Vessels:

In February 2003, the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction. In March 2003, the Company completed the sale-leaseback on a 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

8. Long-Term Debt:

The Company’s long-term debt consists of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Senior Notes, bearing interest at 8.875%, due May 2012	$250,000	$250,000
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 2.84% at March 31, 2004) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($5.8 million) beginning March 2003 with balance of the commitment expiring September 2009.	58,308	61,508
Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or U.S. Prime rate plus 5%, at the Company’s option (8.0% at March 31, 2004), collateralized by 43 Gulf class supply vessels. Principal is reduced by quarterly payments of $150,000 through 2007, $10.5 million in payments during 2008 and $42.3 million in 2009.	55,000	—
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing, interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	—	31,000
Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	13,206	13,206
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.33% at March 31, 2004), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	21,866	22,503
Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	3,125	3,750
Original issue discounts	(2,840)	(1,801)

	398,665	380,166
Less current maturities	5,295	4,758

Long-term debt	$393,370	$375,408

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Maturities on long-term debt during the nine month period ending December 31, 2004, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
9 Months ending December 31, 2004	$4,520
12 months ending December 31, 2005	5,295
12 months ending December 31, 2006	20,600
12 months ending December 31, 2007	1,858
12 months ending December 31, 2008	23,370
12 months ending December 31, 2009	90,204
Thereafter	255,658

$401,505
Less original issue discounts	(2,840)

$398,665

On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bears interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option (8.0% at March 31, 2004). Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company is not subject to financial maintenance covenants, but is subject to other covenants that place restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contains cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. If the Company continues the non-payment of interest on the Senior Notes beyond the 30-day grace period, it will be cause a cross-default under this agreement unless such provision is waived or amended.

The 2004 Term Loan is collateralized by 43 vessels, together with the proceeds thereof (which represents substantially all of the Company’s U.S. Gulf class supply boats), a pledge of stock of the Company’s two primary U.S. subsidiaries, and the pledge of certain other collateral of the Company and its U.S. subsidiaries. The principal balance is reduced by quarterly principal payments of $150,000 through 2007, payments of $10.5 million in 2008, and $42.3 million in 2009.

In December 2002, the Company entered into a $50.0 million revolving credit agreement (the “Bank Credit Facility”). During February 2004, the Bank Credit Facility was repaid and retired, using a portion of the net proceeds of the 2004 Term Loan discussed above. A loss of $0.6 million was recognized on the repayment, primarily related to the recognition of unamortized issue costs. Bank Credit Facility borrowings bore interest at a Eurocurrency rate plus a margin that was indexed to the Company’s interest coverage ratio. The Bank Credit Facility was collateralized by substantially all of the Company’s U.S. Gulf class supply and crew boats and required the Company to maintain mortgaged vessel values equal to 200% of the borrowings under the Bank Credit Facility. The Bank Credit Facility contained covenants which required the Company to maintain minimum cash flow to interest expense ratios, positive working capital, a maximum debt to capitalization ratio and a minimum tangible net worth ratio, as defined. The Bank Credit Facility also placed certain restrictions on the Company with regard to the Company’s ability to incur additional indebtedness, make dividends or make certain other distributions and other specified limitations.

On May 31, 2002, the Company issued $250 million of 8 7/8% senior notes due 2012 (the “Senior Notes”) pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). As of March 31, 2004, the entire $250 million of Senior Notes are currently outstanding. Interest payments on the Senior Notes are due on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Company’s two primary U.S. subsidiaries. The Senior Notes Indenture does not contain any financial maintenance covenants, but it does contain certain other covenants that place restrictions on the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, pay dividends or make certain other distributions, unless the ratio of cash flow to interest expense on a rolling 12 months basis is at least 2.0 to 1. The Company has not met this ratio since 2002 and, therefore, is limited under the Senior Notes Indenture to incurring no more than $150.0 million of additional secured debt. The Senior Notes Indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into mergers or acquisitions. In addition, the Senior Notes Indenture also contains provisions that may require the Company to make an excess proceeds purchase offer of the Senior Notes from the net proceeds from asset sales not applied pursuant to Section 4.10 under the Senior Notes Indenture after 365 days. If an excess proceeds purchase offer were made it would further impair the Company’s liquidity, and cause further deterioration of the Company’s financial position. The Senior Notes Indenture also contains cross-default provisions, which could be triggered in the event of certain conditions, including the failure to pay principal or interest on any debt aggregating $10 million or more, that results in its acceleration. If the Company continues the non-payment of interest on the Senior Notes beyond the 30-day grace period, it will be in default under this agreement.

In 1998, the Company’s special purpose subsidiary formed for these purposes issued $10.0 million of 6.08% notes due 2006, of which $3.1 million is outstanding at March 31, 2004. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 , of which $13.2 million is outstanding at March 31, 2004. Both notes are guaranteed by the Company and the U.S. Maritime Administration.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

On July 25, 2003, Moody’s downgraded our long-term senior implied rating to B3 from B1 and lowered our Senior Notes’ rating to Caa1 from B2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our Senior Notes’ rating to Caa2 from Caa1. On March 15, 2004, Moody’s downgraded our long-term senior implied rating to Caa2 from Caa1 and lowered our Senior Notes’ rating to Caa3 from Caa2, while changing the outlook for the Company from stable to negative.

On November 24, 2003, S&P downgraded our Senior Notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P further downgraded the Senior Notes from CCC to CCC- and the corporate rating from B- to CCC+. On April 28, 2004, S&P placed the Company’s corporate rating on creditwatch, with negative implications.

The March 11, 2004 S&P downgrade requires the Company to post a $1.7 million letter of credit to secure the obligations under the Master Charter agreement (see Note 9) within 30 days of demand by the vessel owner. On April 13, 2004, the demand was made. Under the Company’s current letter of credit agreement, this would require a cash deposit of 105% of the letter of credit amount into a restricted cash account. However, the Company’s primary U.S. subsidiary currently has approximately $6.6 million in cash pledged to collateralize other letters of credit, and is restricted to a total of $7.0 million in cash pledged to collateralize letters of credit by the Company’s 2004 Term Loan Facility. The Company is exploring alternatives to the current letter of credit facility, which may include granting mortgages on unencumbered vessels in lieu of cash, or having another subsidiary with the available liquidity obtain the required letters of credit.

9. Operating Leases:

On September 20, 2002, one of the Company’s primary U.S. subsidiaries entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale and lease back of three 155 foot crewboats. All obligations under the Master Charter are guaranteed by the Company’s other primary U.S. subsidiary. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. The failure to post this additional security could result in an event of default under the Master Charter. The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, including the default of Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make an up to $11.2 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could further impair the Company’s liquidity, and could cause further deterioration of the Company’s financial position.

10. Employee Benefit Plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company did not make any funding contributions to the plans during the three months ended March 31, 2004 or 2003. The Company uses an October measurement date for all pension plans. Components of net periodic benefit cost are as follows for the three month periods ended March 31, 2004 and 2003:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Components of Net Periodic Benefit Cost

	2004	2003
	(in thousands)
Service cost	$113	$77
Interest cost	41	30
Return on plan assets	(55)	(47)
Social security contributions	18	11
Recognized net actuarial loss	4	—

Net periodic benefit cost	$121	$71

11. New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 10.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB subsequently revised FIN 46 with FIN 46R. FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The statements apply in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 had no impact on the Company’s financial position or results of operations.

12. Segment and Geographic Information:

The Company provides marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s three reportable segments are based on geographic area, consistent with the Company’s management structure. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (please refer to the Company’s December 31, 2003 Annual Report on Form 10-K for a description of the significant policies) except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the other segment includes primarily Latin America and West Africa. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

March 31, 2004	U.S.		North Sea	Other	Totals
Revenues from external customers	$7,919		$12,297	$3,353	$23,569
Intersegment revenues	—		—	—	—
Segment net (loss) income	(12,564	)(1)	(1,792)	(2,098)	(16,454)
Segment total assets	455,661		342,995	61,713	860,369

March 31, 2003	U.S.		North Sea	Other	Totals
Revenues from external customers	$8,004		$15,220	$5,787	$29,011
Intersegment revenues	23		—	—	23
Segment net (loss) income	(11,221	)(2)	(2,432)	182	(13,471)
Segment total assets	466,306		466,250	77,761	1,010,317

(1)	Includes a loss of $0.6 million on retirement of debt.
(2)	Includes a gain of $0.5 million related to the sale of one crewboat.

A reconciliation of segment data to consolidated data as of March 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Total assets for reportable segments	$860,369	$1,010,317

Elimination of intersegment receivables	(7,442)	(12,115)

Elimination of investment in subsidiaries	(266,398)	(279,559)

Total consolidated assets	$586,529	$718,643

13. Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of March 31, 2004, and December 31, 2003, and for the three-month periods ended March 31, 2004 and 2003, for the subsidiaries of the Company that serve as guarantors of the Senior Notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,617	$17,823	$—	$34,440
Restricted cash	—	501	521	—	1,022
Accounts receivable, net	—	14,331	13,354	(171)	27,514
Due from affiliates	21,851	107	381	(22,339)	—
Prepaid expenses and other current assets	33	697	533	—	1,263

Total current assets	21,884	32,253	32,612	(22,510)	64,239

Property and equipment, at cost:
Land and buildings	—	3,616	2,758	—	6,374
Marine vessels	—	242,443	410,898	—	653,341
Construction-in-progress	—	834	—	—	834
Transportation and other	—	2,994	1,690	—	4,684

	—	249,887	415,346	—	665,233
Less accumulated depreciation and amortization	—	105,843	86,223	—	192,066

Net property and equipment	—	144,044	329,123	—	473,167

Investment in subsidiaries	181,926	7,266	—	(189,192)	—
Due from affiliates	150,978	17,644	—	(168,622)	—
Restricted cash - noncurrent	—	6,622	—	—	6,622
Other assets	5,331	15,851	21,319	—	42,501
Deferred income taxes	16,248	—	—	(16,248)	—

	$376,367	$223,680	$383,054	$(396,572)	$586,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$600	$4,695	$—	$5,295
Accounts payable	—	3,861	2,873	—	6,734
Due to affiliates	—	22,403	107	(22,510)	—
Accrued expenses	56	2,123	4,822	—	7,001
Accrued insurance reserve	—	4,856	—	—	4,856
Accrued interest	8,383	110	572	—	9,065
Income tax payable	—	—	322	—	322

Total current liabilities	8,439	33,953	13,391	(22,510)	33,273

Long-term debt	248,235	53,325	91,810	—	393,370
Due to affiliates	—	150,978	17,644	(168,622)	—
Deferred income taxes	—	12,005	42,268	(16,248)	38,025
Other liabilities	—	—	2,168	—	2,168

Total liabilities	256,674	250,261	167,281	(207,380)	466,836

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,007,569 shares issued and 36,935,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,065	4,822	265,585	(270,407)	338,065
Retained earnings (accumulated deficit)	(231,299)	(31,453)	(64,478)	95,931	(231,299)
Unearned compensation	(170)	—	—	—	(170)
Cumulative foreign currency translation adjustment	12,728	—	12,728	(12,728)	12,728
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	119,693	(26,581)	215,773	(189,192)	119,693

	$376,367	$223,680	$383,054	$(396,572)	$586,529

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment, at cost:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019

Investment in subsidaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$4,758	$—	$4,758
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	13,259	(22,533)	25,784

Long-term debt	248,199	31,000	96,209	—	375,408
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings(accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensaiton	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Quarter Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$10,417	$13,868	$(781)	$23,504
Other vessel income	—	—	345	(280)	65

Total revenues	—	10,417	14,213	(1,061)	23,569

Operating expenses:
Direct vessel operating expenses and other	57	10,681	8,435	(1,061)	18,112
General and administrative	114	1,893	1,548	—	3,555
Amortization of marine inspection costs	—	1,119	1,761	—	2,880
Depreciation and amortization expense	—	3,980	4,307	—	8,287
Loss (gain) on sales of assets	—	8	1	—	9

Total operating expenses	171	17,681	16,052	(1,061)	32,843

Operating loss	(171)	(7,264)	(1,839)	—	(9,274)

Interest expense	(5,583)	(1,427)	(1,018)	592	(7,436)

Amortization of deferred financing costs	(105)	(77)	(58)	—	(240)
Loss on early retirement of debt	—	(618)	—	—	(618)
Equity in net earnings of subsidiaries	(11,187)	(9)	—	11,196	—
Other income, net	592	38	461	(592)	499

Loss before income taxes	(16,454)	(9,357)	(2,454)	11,196	(17,069)

Income tax benefit	—	—	(615)	—	(615)

Net loss	(16,454)	(9,357)	(1,839)	11,196	(16,454)

Equity in comprehensive loss of subsidiaries	(5,899)	—	—	5,899	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(5,899)	—	(5,899)

Comprehensive loss	$(22,353)	$(9,357)	$(7,738)	$17,095	$(22,353)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Quarter Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$13,285	$17,047	$(1,374)	$28,958
Other vessel income	—	110	78	(135)	53

Total revenues	—	13,395	17,125	(1,509)	29,011

Operating expenses:
Direct vessel operating expenses and other	69	11,756	10,213	(1,509)	20,529
General and administrative	29	2,342	1,434	—	3,805
Amortization of marine inspection costs	—	800	1,557	—	2,357
Depreciation and amortization expense	—	3,985	4,539	—	8,524
Gain on sales of assets	—	(478)	(5)	—	(483)

Total operating expenses	98	18,405	17,738	(1,509)	34,732

Operating loss	(98)	(5,010)	(613)	—	(5,721)

Interest expense	(5,580)	(715)	(2,098)	535	(7,858)
Amortization of deferred financing costs	(95)	(74)	(58)	—	(227)
Equity in net earnings of subsidiaries	(8,419)	369	—	8,050	—
Other income (loss), net	535	29	(837)	(535)	(808)

Income (loss) before income taxes	(13,657)	(5,401)	(3,606)	8,050	(14,614)

Income tax expense (benefit)	(186)	—	(957)	—	(1,143)

Net income (loss)	(13,471)	(5,401)	(2,649)	8,050	(13,471)

Equity in comprehensive income of subsidiaries	(14,705)	—	—	14,705	—
Other comprehensive income
Foreign currency translation adjustments	—	—	(14,705)	—	(14,705)

Comprehensive income (loss)	$(28,176)	$(5,401)	$(17,354)	$22,755	$(28,176)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Quarter Ended March 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(16,454)	$(9,357)	$(1,840)	$11,197	$(16,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	141	5,201	6,126	—	11,468
Deferred marine inspection costs	—	(949)	(4,640)	—	(5,589)
Deferred income taxes	—	—	(615)	—	(615)
Equity in net earnings (loss)	11,188	9	—	(11,197)	—
Loss on impairment of goodwill	—	618	—	—	618
Loss (gain) on sales of assets	—	8	1	—	9
Provision for doubtful accounts	—	30	—	—	30
Amortization of unearned compensation	15	—	—	—	15
Change in operating assets and liabilites:
Accounts receivable	—	2,210	105	171	2,486
Prepaid expenses and other current assets	91	(273)	401	—	219
Accounts payable and accrued expenses	5,559	1,199	406	—	7,164
Other, net	—	157	(325)	—	(168)

Net cash provided by (used in) operating activities:	540	(1,147)	(381)	171	(817)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,219)	(1,899)	—	(3,118)
Proceeds from sales of assets	—	95	14	—	109
(Increase) decrease in restricted cash	—	(6,257)	299	—	(5,958)
Other	1	—	43	—	44

Net cash provided by (used in) investing activities:	1	(7,381)	(1,543)	—	(8,923)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	53,900	—	—	53,900
Repayment of long-term debt	—	(31,043)	(2,093)	—	(33,136)
Advances (to)/from affiliates	(541)	112	600	(171)	—
Deferred financing costs and other	—	(2,284)	—	—	(2,284)

Net cash provided by (used in) financing activities:	(541)	20,685	(1,493)	(171)	18,480

Effect of exchange rates on cash and cash equivalents	—	—	(192)	—	(192)

Net increase in cash and cash equivalents	—	12,157	(3,609)	—	8,548
Cash and cash equivalents at beginning of period	—	4,460	21,432	—	25,892

Cash and cash equivalents at end of period	$—	$16,617	$17,823	$—	$34,440

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Quarter Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(13,471)	$(5,401)	$(2,649)	$8,050	$(13,471)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization expense	129	4,857	6,154	—	11,140
Deferred marine inspection costs	—	(2,989)	(3,211)	—	(6,200)
Deferred income taxes	(186)	—	(957)	—	(1,143)
Equity in net earnings (loss)	8,419	(369)	—	(8,050)	—
Gain on sales of assets	—	(477)	(6)	—	(483)
Provision for doubtful accounts	—	30	—	—	30
Change in operating assets and liabilites:
Accounts receivable	603	2,572	1,374	—	4,549
Prepaid expenses and other current assets	29	70	(707)	—	(608)
Accounts payable and accrued expenses	5,586	122	(424)	—	5,284
Other, net	—	(54)	426	—	372

Net cash provided by (used in) operating activities	1,109	(1,639)	—	—	(530)

Cash flows from investing activities:
Purchases of property and equipment	—	(709)	(5,340)	—	(6,049)
Proceeds from sales of assets	—	618	5	—	623
Dividends received from subsidiaries	526	—	—	(526)	—
(Increase) decrease in restricted cash	—	—	375	—	375
Other	—	—	260	—	260

Net cash provided by (used in) investing activities	526	(91)	(4,700)	(526)	(4,791)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,374	—	1,374
Repayment of long-term debt	—	—	(1,033)	—	(1,033)
Dividends paid to parent	—	—	(526)	526	—
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Advances (to)/from affiliates	(1,635)	386	1,249	—	—
Deferred financing costs and other	—	—	(64)	—	(64)

Net cash provided by (used in) financing activities	(1,635)	3,315	1,000	526	3,206

Effect of exchange rates on cash and cash equivalents	—	—	(193)	—	(193)

Net increase (decrease) in cash and cash equivalents	—	1,585	(3,893)	—	(2,308)
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$4,556	$3,301	$—	$7,857

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview and Significant Events

During the first quarter of 2004, activity in the Company’s key markets continued to be depressed. The Company’s operations in the North Sea and Gulf of Mexico continued to return negative operating results.

As a result, our day rates and utilization in these areas are at three year lows, and first quarter revenues in 2004 are approximately 19% lower than the comparable quarter in 2003. We cannot provide any assurance that market conditions in its key markets will improve in the future to a level that will allow the Company to record day rates and achieve utilization levels that will provide sufficient cash flow to allow it to repay its existing debt as it comes due and provide sufficient funding to permit fleet replacement and renewal.

Negative operating results since 2002 have led the Company to complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the “2004 Term Loan”) which increased available liquidity and eliminated restrictive performance covenants. With the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and will use the remaining funds to fund operating, capital and debt service requirements.

On July 25, 2003, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior implied rating to B3 from B1 and lowered our Senior Notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our Senior Notes’ rating to Caa2 from Caa1. On March 15, 2004, Moody’s downgraded our long-term senior implied rating to Caa2 from Caa1 and lowered our Senior Notes’ rating to Caa3 from Caa2, while changing the outlook for the Company from stable to negative.

On November 24, 2003, Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., downgraded our Senior Notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P further downgraded the Senior Notes from CCC to CCC- and the corporate rating from B- to CCC+. On April 28, 2004, S&P placed the Company’s corporate rating on creditwatch, with negative implications.

The March 11, 2004 S&P downgrade requires the Company to post a $1.7 million letter of credit to secure the obligations under the Master Charter agreement within 30 days of demand by the vessel owner. On April 13, 2004, the demand was made. Under the Company’s current letter of credit agreement, this would require a cash deposit of 105% of the letter of credit amount into a restricted cash account. However, the Company’s primary U.S. subsidiary currently has approximately $6.6 million in cash pledged to collateralize other letters of credit, and is restricted to a total of $7.0 million in cash pledged to collateralize letters of credit by the Company’s 2004 Term Loan Facility. The Company is exploring alternatives to the current letter of credit facility, which may include placing cash in escrow in lieu of a letter of credit, granting mortgages on unencumbered vessels in lieu of cash to secure the letter of credit, or having another subsidiary with the necessary liquidity obtain the required letter of credit.

As previously reported in our annual report on Form 10-K, the Company’s financial results and position have continued to deteriorate since 2002, principally due to its leveraged condition and continued operating losses. In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it has sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. As discussed below, this initiative has resulted in an evaluation by the Company’s Board of Directors as to whether or not to make the cash interest payment on its Senior Notes. In addition and as discussed below, the restructuring costs associated with this initiative will have a significant negative impact on our cash flow forecast in the near term.

The Company’s Board of Directors, management and advisors have initiated a review of a wide-range of restructuring alternatives. On May 10, 2004, the Company announced that it intends to utilize a 30-day grace period with regard to the $11.1 million interest payment due May 15, 2004 on its Senior Notes (see Note 8). This non-payment will not constitute an event of default under the indenture governing the Senior Notes unless such non-payment continues following the expiration of a 30-day grace period. While the Company currently has sufficient cash resources to make the payment, the Company is continuing to review its near-term and long-term liquidity situation and as such, no decision has been made as to whether the Company will make the interest payment before the expiration of the grace period.

In the event the Company were to be in default of its Senior Notes Indenture, it is likely that the maturity of outstanding Senior Notes, together with the 2004 Term Loan would be accelerated, and the Company would be declared in default under the Master Charter. Accordingly, these amounts would be reclassified from long term to current at that time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary in the event of such an acceleration.

Other than the decision to utilize the 30-day grace period, no decisions have been made with regard to any contemplated course of action. Any restructuring plan could involve various operational restructuring alternatives, asset sales, a purchase, exchange or amendment to the Senior Notes, equity transactions, or other potential transactions or decisions to resolve leverage and liquidity issues.

The restructuring process presents inherent material uncertainty. It is not possible to determine the length of time it will take the Company to complete its restructuring, or the outcome of the restructuring in general. The Company anticipates that it will incur significant costs associated with its restructuring. It is probable that these restructuring costs could have a significant adverse effect on the results of operations and cash flows. There can be no assurance that the Company will be successful in restructuring, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. While the Company is in the process of restructuring, investments in its securities will be highly speculative. Shares of the Company’s common stock may have little or no value. The value of its Senior Notes is impaired, and may be further impaired. If the Company is unable to accomplish a financial restructuring outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws.

The Company’s liquidity generally depends on cash provided by operating activities, its NOK credit facility, and the ability to comply with the long-term credit agreements described in Notes 8 and 9. The ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; and (iv) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

The potential adverse publicity associated with the Company’s announcements relating to its financial restructuring and the resulting uncertainty regarding the Company’s future prospects, may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by, among other things, (i) impairing relations with existing and potential customers; (ii) limiting the Company’s ability to obtain trade credit on reasonable and customary terms and conditions: (iii) impairing present and future relationships with vendors and service providers; and (iv) negatively impacting the ability of the Company to attract, retain and compensate key executives, and to retain employees generally. The Company, in conjunction with its advisors, is working with its current customers, vendors and employees to minimize the disruption its restructuring will impose on the business. However, there can be no assurance as to the success of such efforts.

Also, if market conditions in any market in which the Company operates do not improve or continue to deteriorate, it could require the Company to examine the recoverability of its long-lived assets in that market. See further discussion in “Impairment of long-lived assets other than goodwill” in Critical Accounting Policies. The Company’s most recent test was performed as of December 31, 2003 and updated on March 31, 2004, neither of which resulted in impairments.

On April 27, 2004, the Company announced the appointment of Joseph S. Compofelice as non-executive Chairman of the Board. The Company also announced that Ronald O. Palmer, the Company’s co-founder and former executive Chairman, has stepped down as an officer and director of the Company, but will continue to provide services to the Company.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated.

	Three months ended March 31,
	2004	2003
Average Day Rates:(1)
Supply (Gulf class)	$4,287	$5,277
Supply/Anchor Handling (North Sea)	10,461	10,459
Crew/line handling	2,494	2,762

Utilization: (2)
Supply (Gulf class)	43%	47%
Supply/Anchor Handling (North Sea)	68%	80%
Crew/line handling	84%	68%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0
Supply/Anchor Handling (North Sea)	19.0	20.0
Crew/line handling	17.0	17.7

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

Comparison of the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

Our revenues for the first quarter of 2004 were $23.6 million compared to $29.0 million in the first quarter of 2003. The 19% decrease in comparable period revenues was a result of lower average vessel day rates and utilization, specifically in the Gulf class supply boats and the North Sea Anchor Handling Towing and Supply (AHTS) vessels. Also, the Company sold one of its larger North Sea vessels in September 2003, which generated approximately $0.9 million in revenues during the first quarter of 2003.

For the Gulf class supply vessels, average day rates decreased 19% from $5,277 in the first quarter of 2003 to $4,287 in the first quarter of 2004. Utilization also decreased for these vessels from 47% in the first quarter of 2003 to 43% in the first quarter of 2004. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea platform supply vessels (PSVs) and AHTSs, day rates were flat when comparing results to the same quarter in the prior year, edging up slightly from $10,459 in the first quarter of 2003 to $10,461 in the first quarter of 2004. Utilization decreased from 80% in the first quarter of 2003 to 68% in the first quarter of 2004. The decrease in utilization was due to continued market pressure from competition and low levels of drilling activity. Utilization was also affected by a large number of vessels undergoing inspections during the first quarter of 2004.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the first quarter of 2004 to the first quarter of 2003. Day rates decreased 10% from $2,762 in the first quarter of 2003 to $2,494 in the first quarter of 2004, while utilization increased from 68% in the first quarter of 2003 to 84% in the first quarter of 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long term basis during the third quarter of 2003. For these vessels, the Company achieves only a modest day rate and a utilization rate of 100% over the charter period. Also, the increase in utilization is partially due to the Company’s line handlers operating in Brazil at near capacity during the first quarter of 2004.

Direct vessel operating expenses decreased 12% from $20.5 million in the first quarter of 2003 to $18.1 million in the first quarter of 2004. The decrease is primarily due to decreases in labor related costs and vessel maintenance and repairs, offset slightly by an increase in insurance costs during 2004. The reduction in labor costs is a result of an increase in the Norwegian government’s reimbursement of such costs, and the sale of the large North Sea vessel in September 2003.

General and administrative expenses decreased 7% from $3.8 million to $3.6 million when comparing the first quarter of 2003 to the first quarter of 2004. The decrease in general and administrative expenses are primarily related to decreased legal fees, offset slightly by increased costs associated with the new sales and operations offices in Mexico and Nigeria.

Amortization of marine inspection costs increased $0.5 million from $2.4 million in the first quarter of 2003 to $2.9 million in the first quarter of 2004. This increase is due to timing of marine inspections during recent years.

The Company’s depreciation and amortization expense decreased $0.2 million or 3% from $8.5 million in the first quarter of 2003 to $8.3 million in the first quarter of 2004. Depreciation and amortization decreased primarily due to the sale of the Company’s large North Sea vessel in September 2003.

In the first quarter of 2004, the Company sold one non-operating supply vessel for approximately $0.1 million and recognized a minimal loss on the sale. In February 2003, the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction.

Interest expense decreased 5% from $7.9 million in the first quarter of 2003 to $7.4 million in the first quarter of 2004. The decrease is a result of a lower average debt balance during the first half of the quarter, combined with lower average variable interest rates on the Company’s NOK based debt. These decreases were offset by a higher average debt balance and increased interest rates after the addition of the Company’s 2004 Term Loan and repayment of the Bank Credit Facility in February 2004.

The Company recorded a consolidated income tax benefit in the first quarter of 2004 of $0.6 million, which is primarily related to the Company’s Norwegian operations. The Company’s income tax benefit in the first quarter of 2003 was $1.1 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2003 and 2004.

Liquidity and Capital Resources

See further discussion of liquidity and capital resources in the “Overview and Significant Events” section.

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment and provide working capital to support our operating activities.

At March 31, 2004, we had approximately $42.1 million in cash, of which $34.4 million was unrestricted. In addition to cash on hand, the Company had NOK 280 million ($40.8 million) of committed capacity under our NOK Credit Facility. However, available borrowing capacity is limited to NOK 200 million ($29.2 million) as a result of financial covenants under such facility, primarily based on the ratio of funded debt to operating income plus depreciation and amortization of our North Sea operations on a rolling 12 month basis. The NOK Credit Facility availability reduces by NOK 40 million ($5.8 million) every March and September. If earnings were to decrease on a rolling 12 month basis, the facility’s availability would be further restricted.

In an effort to repatriate funds from Norway to the U.S. in a tax-efficient manner to support the cash needs of its U.S. operations, the Company is undertaking a reduction of its paid-in capital in one of its Norwegian subsidiaries. Upon completion of this reduction, the Company will be able to repatriate funds from Norway without incurring withholding taxes for working capital and other corporate purposes. The Company is currently reviewing its options and needs with respect to liquidity, and as such, has not made any determination as to what amount if any would be repatriated upon the reduction of paid-in capital of the Norwegian subsidiary, or if the reduction of paid-in capital would be completed. If current activity levels continue in the Gulf of Mexico and the North Sea, it would require us to depend more heavily on our NOK Credit Facility. However, if market conditions do not improve, the Company’s operating results will not support any additional indebtedness.

Continued low levels of Gulf of Mexico drilling activity have negatively impacted Gulf class vessel utilization and day rates in the first quarter of 2004. As indicated by the operating results, the low levels of drilling activity in the North Sea have continued to prevail during the first quarter of 2004.

During the first quarter of 2004, $0.8 million in funds were used in operating activities compared to $0.2 million used in operating activities during the first quarter of 2003. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows in the first quarter of 2004 decreased by $0.6 million primarily due to reduced revenues compared to the first quarter of 2003, less cash used for marine inspection costs, and less cash provided by changes in accounts receivable, offset by changes in accounts payable.

In the first quarter of 2004, $8.9 million was used in investing activities, compared with $5.2 million used in investing activities in the first quarter of 2003. The increase of funds used in investing activities during the first quarter of 2004 was the result of a greater amount of cash used for escrow and other restricted purposes and a $2.9 million reduction of property and equipment purchases due to no vessels being under construction during the first quarter of 2004. The reduction of new property purchases is a direct result of the Company’s liquidity enhancement plan enacted during 2003.

Cash provided from financing activities was $18.5 million in the first quarter of 2004 compared to $3.2 million provided by financing activities in the first quarter of 2003. This increase in cash provided by financing activities is largely due to the 2004 Term Loan, which generated $51.4 million in net proceeds, of which $31.0 million was used to repay and retire the Bank Credit Facility. The 2004 Term Loan does not contain financial maintenance covenants, and is collateralized by 43 Gulf class supply vessels. Also, the Company received $2.9 million in cash from financing activities during the first quarter of 2003 from a sale-leaseback transaction. No such transactions occurred in 2004.

The Company’s liquidity generally depends on cash provided by operating activities and our NOK credit facility. The ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the restructuring process; and (iv) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

Both Moody’s and S&P now categorize the Senior Notes in the lowest tier of their “poor to default” category. Because of these downgrades, and the potential of one or both rating agencies continuing to downgrade our debt, it is likely that we will have difficulty obtaining financing and our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

The following table summarizes our contractual commitments, as of March 31, 2004, related to the principal repayments and fixed interest payments on our debt, leases and other arrangements for the periods indicated below (in thousands).

Description	9 Months ending December 31, 2004	12 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	Thereafter	Total
Long-Term Debt	$4,520	$5,295	$20,600	$1,858	$23,370	$90,204	$255,658	$401,505
Interest on fixed rate Long-Term Debt	23,127	22,993	22,821	22,725	22,649	22,572	56,249	193,136
Operating Leases	954	1,195	1,197	1,181	1,124	1,123	3,218	9,992
Vessel Construction	—	—	—	—	—	—	—	—

Total	$28,601	$29,483	$44,618	$25,764	$47,143	$113,899	$315,125	$604,633

As of March 31, 2004, the Company has approximately $401.5 million of debt outstanding with a weighted average interest rate of 7.5%.

Approximately 20% of the Company’s total debt is payable in NOK, while 80% is payable in U.S. Dollars (USD). At March 31, 2004, the Company had approximately $266.3 million (or 66%) of fixed rate debt and approximately $135.2 million (or 34%) of variable rate debt. The Company’s fixed interest rates range from 6.08% to 8.875%. The Company’s variable rate debts are indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors.

At this time, we believe that the Company’s Senior Notes and other long-term debt facilities are properly classified as noncurrent since there have been no defaults or decisions made with the intent to default. However, if the Company were to decide not to pay the $11.1 million interest payment on the Senior Notes within the 30-day grace period which expires on or about June 15, 2004, the Company would be in default of the Senior Notes and the 2004 Term Loan, and those liabilities would be reclassified to current.

The Company has issued standby letters of credit totaling $6.3 million as of March 31, 2004. As a result of the provisions within the letter of credit agreements, the Company posted the entire balance of standby letters of credit plus 5% ($6.6 million) into an escrow deposit fund upon repayment and retirement of the Bank Credit Facility in February 2004.

At March 31, 2004, the Company does not have any planned capital expenditures other than approximately $7.4 million to fund the dry docking of vessels and $2.3 million to fund other improvements, to be incurred during the final nine month period ending December 31, 2004.

The Company cannot provide any assurance that market conditions in its key markets will improve in the future to a level that will allow the Company to record day rates and achieve utilization levels that will provide sufficient cash flow to allow it to repay its existing debt and provide sufficient funding to permit fleet replacement and renewal.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, fixed assets, deferred expenses, inventories, goodwill, income taxes, pension liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider certain accounting policies to be critical policies due to the significant judgement, estimation processes and uncertainty involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

Accounting for long-lived assets. We have approximately $473.2 million in net property and equipment at March 31, 2004, which comprises approximately 81% of total Company assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values and when necessary, impairment charges (see below for discussion of impairment policy).

We record vessels at acquisition cost, upon delivery. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over a useful life of 15 to 30 years from the date of acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Both depreciable lives and residual values are revised periodically to recognize changes in our fleet plan and changes in estimates. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company’s annual test of impairment is as of December 31. We record impairment losses on long-lived assets used in operations when the net discounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations. If market conditions were to decline in any markets in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets in that market. The Company’s most recent test was performed as of December 31, 2003 and updated on March 31, 2004, neither of which resulted in impairments.

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

Deferred Tax Valuation Allowance. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. deferred tax asset. Since then, the Company has continued to book a full valuation allowance against all U.S. deferred tax assets.

Deferred marine inspection costs. We record the cost of major scheduled drydockings in connection with regulatory marine inspections for our vessels as deferred charges. We amortize deferred marine inspection costs over the expected periods of benefit, typically ranging from two to five years. Non-regulatory drydocking expenditures are either included in vessel improvements or expensed, depending on the nature of the work being performed.

New Accounting Standards:

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FASB subsequently revised FIN 46 with FIN 46R. FIN 46 and FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The statements apply in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of the provisions of FIN 46 had no impact on the Company’s financial position or results of operations.

CAUTIONARY STATEMENTS

Certain statements made in this Quarterly Report that are not historical facts are “forward-looking statements.” Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from future or past acquisitions; and

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects.

Also, you can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate” or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	the risks related to our proposed restructuring;

•	the effect of high levels of debt and the effects of downgrading of the Company’s debt by rating agencies;

•	dependence on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness;

•	dependence on the oil and gas industry, including the volatility of prices of oil and gas, industry perceptions about future oil and gas prices and their effect on industry conditions;

•	industry volatility, including the level of offshore drilling and development activity and changes in the size and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;

•	operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

•	the effect on our performance of regulatory programs and environmental matters;

•	the highly competitive nature of the offshore vessel industry;

•	the age of our fleet;

•	seasonality of the offshore industry;

•	the high fixed cost nature of our business;

•	the risks of international operations, including currency fluctuations, risk of vessel seizure and political instability; and

•	the continued active participation of our executive officers and key operating personnel.

Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Quarterly Report, whether as a result of receiving new information, the occurrence of future events or otherwise, other than as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk during the first quarter of 2004, other than those outlined elsewhere in this document. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2003 Annual Report on Form 10-K in conjunction with the below information. In addition to the market risks contained in the Company’s 2003 Annual Report on Form 10-K, in connection with the restructuring, our interest rates could increase substantially.

ITEM 4. CONTROLS AND PROCEDURES

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal controls over financial reporting as of March 31, 2004, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes that, as of March 31, 2004, its system of internal controls over financial reporting met those criteria. In addition, there have been no material changes to the Company’s system of internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company.[1]

3.2	By Laws of the Company.

4.1	Specimen Common Stock Certificate.[2]

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Standards of Business Conduct of Trico Marine Services, Inc.

31.1	Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officers’ certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i)	On February 13, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing completion of a new senior secured credit facility.

(ii)	On March 11, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing earnings for the quarter and year ended December 31, 2003.

(iii)	On March 11, 2004, we filed a report on Form 8-K, reporting under Item 9, announcing correction of a statement in the registrant’s conference call held on March 10, 2004.

[1]	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
[2]	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: May 10, 2004	By:	/s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial Officer