Form 10-Q/A
period 2004-05-11
TRICO MARINE SERVICES INC
filed 2004-05-11
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period               to ______

Commission File Number 0-28316

TRICO MARINE SERVICES, INC.

(Exact name of registrant as specified in its charter)

_____________________

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)
250 North American Court Houma, Louisiana (Address of principal executive offices)	70363 (Zip Code)

Registrant’s telephone number, including area code (985) 851-3833

______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

Yes	X	No

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2004 was 36,935,537.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2004 is being filed solely to revise inadvertent typographical errors in two paragraphs included in Part I, Item 2 of the Quarterly Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations). As originally filed with the Securities and Exchange Commission on May 10, 2004, the paragraphs stated:

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

As corrected by this Amendment, the paragraphs read as follows:

During the first quarter of 2004, $0.8 million in funds were used in operating activities compared to $0.5 million used in operating activities during the first quarter of 2003. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows in the first quarter of 2004 decreased by $0.3 million primarily due to reduced revenues compared to the first quarter of 2003, less cash used for marine inspection costs, and less cash provided by changes in accounts receivable, offset by changes in accounts payable.

In the first quarter of 2004, $8.9 million was used in investing activities, compared with $4.8 million used in investing activities in the first quarter of 2003. The increase of funds used in investing activities during the first quarter of 2004 was the result of a greater amount of cash used for escrow and other restricted purposes and a $2.9 million reduction of property and equipment purchases due to no vessels being under construction during the first quarter of 2004. The reduction of new property purchases is a direct result of the Company’s liquidity enhancement plan enacted during 2003.

The historical 2003 figures referenced above were correctly reported on the Registrant’s condensed consolidated statement of cash flows (unaudited) for the three months ended March 31, 2003 and 2004 that was included in Part I, Item 1 of the Quarterly Report, as originally filed.

The complete text of Part I, Item 2, as amended, appears below:

PART I. – FINANCIAL INFORMATION

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

Negative operating results since 2002 have led the Company to complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the "2004 Term Loan") which increased available liquidity and eliminated restrictive performance covenants. With the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and will use the remaining funds to fund operating, capital and debt service requirements.

On July 25, 2003, Moody’s Investors Service ("Moody’s") downgraded our long-term senior implied rating to B3 from B1 and lowered our Senior Notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our Senior Notes’ rating to Caa2 from Caa1. On March 15, 2004, Moody’s downgraded our long-term senior implied rating to Caa2 from Caa1 and lowered our Senior Notes’ rating to Caa3 from Caa2, while changing the outlook for the Company from stable to negative.

On November 24, 2003, Standard & Poor’s Ratings Services ("S&P"), a division of The McGraw-Hill Companies, Inc., downgraded our Senior Notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P further downgraded the Senior Notes from CCC to CCC- and the corporate rating from B- to CCC+. On April 28, 2004, S&P placed the Company’s corporate rating on creditwatch, with negative implications.

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

Also, if market conditions in any market in which the Company operates do not improve or continue to deteriorate, it could require the Company to examine the recoverability of its long-lived assets in that market. See further discussion in "Impairment of long-lived assets other than goodwill" in Critical Accounting Policies. The Company’s most recent test was performed as of December 31, 2003 and updated on March 31, 2004, neither of which resulted in impairments.

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

	Three months ended March 31,
Average Day Rates:(1)	2004	2003

Supply (Gulf class)	$4,287	$5,277
Supply/Anchor Handling (North Sea)	10,461	10,459
Crew/line handling	2,494	2,762

Utilization:(2)
Supply (Gulf class)	43%	47%
Supply/Anchor Handling (North Sea)	68%	80%
Crew/line handling	84%	68%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0
Supply/Anchor Handling (North Sea)	19.0	20.0
Crew/line handling	17.0	17.7

______

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

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

Liquidity and Capital Resources

See further discussion of liquidity and capital resources in the "Overview and Significant Events" section.

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

During the first quarter of 2004, $0.8 million in funds were used in operating activities compared to $0.5 million used in operating activities during the first quarter of 2003. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows in the first quarter of 2004 decreased by $0.3 million primarily due to reduced revenues compared to the first quarter of 2003, less cash used for marine inspection costs, and less cash provided by changes in accounts receivable, offset by changes in accounts payable.

In the first quarter of 2004, $8.9 million was used in investing activities, compared with $4.8 million used in investing activities in the first quarter of 2003. The increase of funds used in investing activities during the first quarter of 2004 was the result of a greater amount of cash used for escrow and other restricted purposes and a $2.9 million reduction of property and equipment purchases due to no vessels being under construction during the first quarter of 2004. The reduction of new property purchases is a direct result of the Company’s liquidity enhancement plan enacted during 2003.

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

Both Moody’s and S&P now categorize the Senior Notes in the lowest tier of their "poor to default" category. Because of these downgrades, and the potential of one or both rating agencies continuing to downgrade our debt, it is likely that we will have difficulty obtaining financing and our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

The following table summarizes our contractual commitments, as of March 31, 2004, related to the principal repayments and fixed interest payments on our debt, leases and other arrangements for the periods indicated below (in thousands).

Description	9 Months ending December 31, 2004	12 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	Thereafter	Total
Long-Term Debt	$4,520	$5,295	$20,600	$1,858	$23,370	$90,204	$255,658	$401,505
Interest on fixed rate Long- Term Debt	23,127	22,993	22,821	22,725	22,649	22,572	56,249	193,136
Operating Leases	954	1,195	1,197	1,181	1,124	1,123	3,218	9,992
Vessel Construction	—	—	—	—	—	—	—	—

Total	$28,601	$29,483	$44,618	$25,764	$47,143	$113,899	$315,125	$604,633

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

Deferred Tax Valuation Allowance. Income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. deferred tax asset. Since then, the Company has continued to book a full valuation allowance against all U.S. deferred tax assets.

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

New Accounting Standards:

In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106." This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

CAUTIONARY STATEMENTS

Certain statements made in this Quarterly Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include statements that relate to:

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

PART II. – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Officers’ certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: May 11, 2004	By:	/s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial
Officer