Form 10-K/A
period 2003-12-31
TRICO MARINE SERVICES INC
filed 2004-08-09
CIK 921549

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

EXPLANATORY NOTE

This Form 10-K/A of Trico Marine Services, Inc. (together with its subsidiaries collectively referred to as “the Company”, “Trico”, or “we”) is being filed for the purpose of amending and restating Items 6, 7 and 8 of Part II and Item 15 of Part IV of our Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004 (the “2003 Form 10-K”), to reflect the restatement of our Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002 and to update certain information regarding our Norwegian revolving credit facility. We restated our Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002 to properly classify our Norwegian revolving line of credit as a current liability.

Following the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) selected the 2003 Form 10-K for review. The SEC commented that Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced – an amendment of ARB No. 43, Chapter 3A” appeared to apply to the Company’s Norwegian Kroner (“NOK”) 800 million revolving credit facility (the “Trico Supply Bank Facility”). After consultations with the staff members of the SEC and a review of the Trico Supply Bank Facility, the SEC advised, and the Company and its auditors agreed that the outstanding balance of the facility should technically be classified as a current liability in accordance with SFAS No. 6 since the facility contains a subjective acceleration clause (material adverse change clause) and the agreement language replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 410 million outstanding under this facility as of December 31, 2003 ($61.5 million) and NOK 610 million outstanding as of December 31, 2002 ($87.9 million). The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments and does not affect the liquidity position of the Company for any period previously reported.

This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety. This Form 10-K/A contains no changes to the Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, or Consolidated Statements of Cash Flows as previously reported, although this Form 10-K/A does include changes to the Consolidated Balance Sheets and disclosures as described below:

Part II—Item 6. Selected Financial Information—Balance Sheet Data—Working capital (deficit)—The 2003 amount has been restated to $(27,740) from $33,768 as originally reported. The 2002 amount has been restated to $(69,427) from $18,498 as originally reported.

Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Added disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to U.S. GAAP regulations, updated the table summarizing contractual commitments, added a discussion of our Norwegian revolving credit facility, and added a reference to Note 4 of the Financial Statements included in Item 8.

Part II—Item 8. Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm—Changes were made to the opinion wording and the opinion date.

i

Part II—Item 8. Financial Statements and Supplementary Data—Consolidated Balance Sheets—Liabilities and Stockholder’s Equity—Amounts for current portion of long-term debt, total current liabilities, and long-term debt at December 31, 2003 and 2002 have been restated from amounts originally reported as follows:

	December 31, 2003		December 31, 2002
	Restated	Originally Reported	Restated	Originally Reported
Current Liabilities:
Current maturities of debt	$66,266	$4,758	$96,626	$8,701
Accounts payable	6,190	6,190	11,135	11,135
Accrued expenses	6,352	6,352	5,923	5,923
Accrued insurance reserve	4,497	4,497	3,030	3,030
Accrued interest	3,656	3,656	4,025	4,025
Income taxes payable	331	331	94	94

Total current liabilities	87,292	25,784	120,833	32,908

Long-term debt	313,900	375,408	287,520	375,445
Deferred income taxes	39,772	39,772	41,392	41,392
Other liabilities	2,196	2,196	2,104	2,104

Total liabilities	$443,160	$443,160	$451,849	$451,849

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—3. Restatement—A new footnote describing the reclassification has been added.

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—4. Subsequent Events—A new footnote describing the Company’s subsequent events has been added.

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—9. Debt—The heading of the footnote was changed to “Debt”.

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—9. Debt—The caption reading “Less current maturities”—The 2003 amount has been restated to $66,266 from $4,758 (in thousands) as originally reported. The 2002 amount has been restated to $96,626 from $8,701 (in thousands) as originally reported. The caption reading “Long-term debt”—The 2003 amount has been restated to $313,900 from $375,408 (in thousands) as originally reported. The 2002 amount has been restated to $287,520 from $375,445 (in thousands) as originally reported. Under the caption reading “Annual maturities on long-term debt during the next five years are as follows (in thousands):”—The 2004 amount has been restated to $66,266 from $4,758 as originally stated, the 2005 amount remains at $35,758 as originally stated, the 2006 amount remains at $20,510 as originally stated, the 2007 amount has been restated to $1,258 from $2,758 as originally stated, the 2008 amount has been restated to $1,258 from $13,260 as originally stated, and the Thereafter amount has been restated to $255,116 from $303,122 as originally stated.

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—9. Debt—In the paragraph discussing the Norwegian revolving credit facility, disclosure concerning the reclassification of the Company’s revolving credit facility pursuant to SFAS No. 6 has been added.

ii

Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—20. Condensed Consolidating Financial Statements for Subsidiary Guarantors—Condensed Consolidating Balance Sheets—Amounts for current portion of long-term debt, total current liabilities, and long-term debt for the “Non-Guarantor Subsidiaries” at December 31, 2003 and 2002 have been restated from amounts originally reported as follows:

	December 31, 2003		December 31, 2002
	Restated	Originally Reported	Restated	Originally Reported
Current Liabilities:
Current maturities of debt	$66,266	$4,758	$96,626	$8,701
Accounts payable	3,295	3,295	5,868	5,868
Due to affiliates	107	107	—	—
Accrued expenses	3,987	3,987	4,181	4,181
Accrued insurance reserve	—	—	—	—
Accrued interest	781	781	1,151	1,151
Income taxes payable	331	331	94	94

Total current liabilities	74,767	13,259	107,920	19,995

Long-term debt	34,701	96,209	16,956	104,881
Due to affiliates	17,186	17,186	19,269	19,269
Deferred income taxes	44,015	44,015	45,617	45,617
Other liabilities	2,196	2,196	2,104	2,104

Total liabilities	$172,865	$172,865	$191,866	$191,866

iii

PART II

Item 6.    Selected Financial Data

The selected financial data presented below for the five fiscal years ended December 31, 2003 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$123,521	$133,942	$182,625	$132,887	$110,800
Direct operating expenses and other(1)	225,630	114,149	132,484	88,101	92,578
Depreciation and amortization expense	33,392	31,870	32,888	33,419	32,919

Operating income (loss)	$(135,501)	$(12,077)	$17,253	$11,367	$(14,697)

Net loss	$(164,398)	$(67,978)	$(6,923)	$(12,722)	$(33,410)

Basic and Diluted Per Share Data:
Net loss	$(4.51)	$(1.87)	$(0.19)	$(0.39)	$(1.33)

Balance Sheet Data:
Working capital (deficit) (Restated)	$(27,740)	$(69,427)	$43,175	$28,763	$(1,478)
Property and equipment, net	$487,019	$546,223	$450,057	$491,062	$553,388
Total assets	$585,191	$747,175	$655,712	$678,122	$730,579
Debt, including current maturities	$380,166	$384,146	$305,095	$326,655	$401,128
Stockholders’ equity	$142,031	$295,326	$291,726	$299,581	$270,108

(1)	Includes asset losses/write-downs of $6,165 in 2003, $5,200 in 2002, $24,260 in 2001 and $1,111 in 1999, and goodwill impairments of $113,028 in 2003.

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

Liquidity and Capital Resources

In accordance with U.S. GAAP, we have classified the NOK 800 million revolving credit facility (the “Trico Supply Bank Facility”) as a current liability in the consolidated balance sheets. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. For future cash flow purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as the Company is in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, the Company is not obligated to repay and retire any amounts outstanding under the facility during the next 12 months. The Company had NOK 410 million outstanding under this facility as of December 31, 2003 ($61.5 million). The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments, and does not affect the liquidity position of the Company for any period previously reported.

See Note 4 to the Financial Statements included in Item 8 for a discussion of subsequent events and liquidity.

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

Phase two of the Company’s liquidity enhancement plan included amending the Company’s U.S. bank credit facility in an effort to comply with its restrictive covenants, or refinancing the facility. In February 2004, the Company entered into a new $55 million senior secured term loan (the “2004 Term Loan”) which retired and replaced the existing Bank Credit Facility (See Note 9 to the Consolidated Financial Statements, included in Item 8). The 2004 Term Loan eliminates the financial maintenance covenants of the Bank Credit Facility, and is collateralized by 43 Gulf Coast class supply vessels.

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

The following table summarizes our contractual commitments, as of December 31, 2003, related to the principal amount of our debt (adjusted to reflect subsequent transactions), leases and other arrangements for the periods indicated below (in thousands), restated.

Description	2004	2005	2006	2007	2008	Thereafter	Total
Debt(1)	$66,716	$5,358	$21,110	$1,858	$11,708	$299,216	$405,966
Operating leases	1,272	1,189	1,191	1,181	1,125	4,344	10,302
Vessel construction	—	—	—	—	—	—	—

Total	$67,988	$6,547	$22,301	$3,039	$12,833	$303,560	$416,268

(1)	Adjusted to reflect the 2004 Term Loan entered into during February 2004 and the repayment of the U.S. credit facility.

The Company’s Trico Supply Bank Facility is classified as a current maturity in accordance with U.S. GAAP requirements.

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

In December 2003, the FASB issued a revised version of SFAS No. 132. This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003 for the Company and are included in Note 15 of the Consolidated Financial Statements in Item 8. The Company is required to present the interim disclosures beginning with its quarter ending March 31, 2004.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company‘s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company elected not to make its cash interest payment due May 15, 2004 and is currently in default under the terms of its Senior Notes Indenture. This also resulted in cross-defaults under the terms of other obligations described in Note 4. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 11, 2004 except for Note 1, paragraph 4, and Notes 3, 4, 9 and 20 which are as of August 6, 2004.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands, except share and per share amounts)
ASSETS	Restated	Restated
Current assets:
Cash and cash equivalents	$25,892	$10,165
Restricted cash	1,708	950
Accounts receivable, net	30,451	39,137
Prepaid expenses and other current assets	1,501	1,154

Total current assets	59,552	51,406

Property and equipment, at cost:
Land and buildings	6,402	5,337
Marine vessels	661,729	687,710
Construction-in-progress	170	7,058
Transportation and other	4,628	4,190

	672,929	704,295
Less accumulated depreciation and amortization	185,910	158,072

Net property and equipment	487,019	546,223

Goodwill, net	—	110,605
Other assets	38,620	38,941

Total assets	$585,191	$747,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$66,266	$96,626
Accounts payable	6,190	11,135
Accrued expenses	6,352	5,923
Accrued insurance reserve	4,497	3,030
Accrued interest	3,656	4,025
Income taxes payable	331	94

Total current liabilities	87,292	120,833

Debt, net of discounts	313,900	287,520
Deferred income taxes	39,772	41,392
Other liabilities	2,196	2,104

Total liabilities	443,160	451,849

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 and 36,344,367 shares issued and 36,910,537 and 36,272,335 shares outstanding at December 31, 2003 and 2002, respectively	370	363
Additional paid-in capital	338,007	337,343
Accumulated deficit	(214,845)	(50,447)
Unearned compensation	(127)	—
Cumulative foreign currency translation adjustment	18,627	8,068
Treasury stock, at par value, 72,032 shares at December 31, 2003 and 2002	(1)	(1)

Total stockholders’ equity	142,031	295,326

Total liabilities and stockholders’ equity	$585,191	$747,175

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

Our cash provided by operations in 2004 will be determined by the day rates and utilization levels of our vessels, which is affected by expenditures for oil and gas exploration, development and production. Assuming that market conditions will not improve over those experienced in 2003, we are forecasting a use of cash from operations in 2004. As a result, we have evaluated our ability to continue as a going concern and, given the progress achieved in connection with the liquidity initiatives in 2003 and early 2004, the Company believes that cash on hand and available borrowings under the NOK credit facility (see Note 9) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least December 31, 2004, barring a continued deterioration in market conditions in 2004, as compared to 2003, and any other unforeseen circumstances.

The Company cannot make any assurances, however, that the factors beyond the Company’s control affecting demand for our vessels will not impact the Company’s ability to generate sufficient cash flow from operations, or obtain borrowings under credit facilities, in amounts sufficient to pay indebtedness and fund other liquidity needs. The Company may need to refinance all or a portion of our indebtedness on or before the scheduled maturities (See Note 9). The Company can make no assurances that refinancing any debt facilities will be possible on commercially reasonable terms or at all.

See subsequent events and liquidity discussion in Note 4.

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

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets”, provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach rather than an undiscounted cash flow approach. The Company’s evaluation of goodwill is performed at its reporting unit level. SFAS No. 142 requires that goodwill of a reporting unit must be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducts its annual goodwill impairment analysis during the second quarter of each fiscal year. As a result of the Company’s annual evaluation of goodwill in June 2003, the Company recorded a goodwill impairment charge in the second quarter of approximately $28.6 million. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million. See Note 7 for additional information regarding the goodwill impairment charge.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Stock Based Compensation

The Company has stock-based employee compensation plans, under which employees are granted stock options and restricted stock awards. These plans are described in more detail in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock Based Compensation” and, subsequently, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” For restricted stock awards, the fair value at the date of the grant is expensed over the vesting period. For stock options, no compensation cost is reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

In December 2003, the FASB issued a revised version of SFAS No. 132. This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003 for the Company and are included in Note 15. The Company is required to present the interim disclosures beginning with its quarter ending March 31, 2004.

During 2003, the Company adopted SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.” The Company’s adoption of SFAS No. 145 resulted in the reclassification of the losses on early debt extinguishments in prior years from extraordinary items to other expense.

3.    Restatement

Following the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) selected the 2003 Form 10-K for review. The SEC commented that Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced – an amendment of ARB No. 43, Chapter 3A” appeared to apply to the Company’s Norwegian Kroner (“NOK”) 800 million revolving credit facility (the “Trico Supply Bank Facility”). After consultations with the staff members of the SEC and a review of the Trico Supply Bank Facility, the SEC advised, and the Company and its auditors agreed that the outstanding balance of the facility should technically be classified as a current liability in accordance with SFAS No. 6 since the facility contains a subjective acceleration clause (material adverse change clause) and the agreement language replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 410 million outstanding under this facility as of December 31, 2003 ($61.5 million) and NOK 610 million outstanding as of December 31, 2002 ($87.9 million). The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments and does not affect the liquidity position of the Company for any period previously reported.

4.    Subsequent Events and Liquidity

During the second quarter of 2004, the Company continued to suffer operating losses due to weak demand for its vessels in the Gulf of Mexico and North Sea market areas. Day rates for the Company’s vessels continued to decline to three year lows, while utilization remained depressed. As a result, the Company began implementing a financial and operational restructuring plan in order to preserve liquidity. The financial restructuring is discussed in more depth herein. With regard to its operations, the Company has initiated a cost reduction program and intends to relocate vessels to relatively stronger markets in an effort to improve operating results and cash flows. The Company cannot provide any assurance that market conditions in its key markets will improve, that relocated vessels will experience higher day rates or improved utilization in the future, or that its restructuring efforts will succeed.

On April 28, 2004, Standard & Poor’s Ratings Services (“S&P”) placed the Company’s corporate rating on creditwatch, with negative implications. On May 17, 2004, S&P lowered both the corporate rating and the 8 7/8%

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

senior notes due 2012 (the “Senior Notes”) rating to D. On May 11, 2004, Moody’s Investors Service (“Moody’s”) announced a reduction in the corporate implied rating from Caa2 to Ca, and a reduction in the Senior Notes rating from Caa3 to Ca.

Negative operating results and cash flows since 2002 have led the Company to design and complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the “2004 Term Loan”), which increased available liquidity and eliminated restrictive financial maintenance covenants. From the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and is using the remaining funds to fund operating, capital expenditures and debt service requirements.

As described in this report on Form 10-K/A, the Company’s financial results and position have continued to deteriorate since 2002, principally due to its leveraged condition, continued operating losses and negative cash flows. In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it had sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. This initiative has resulted in the decision not to pay the $11.1 million cash interest payment on its Senior Notes, which was due on May 15, 2004. Since the Company did not remit payment before the expiration of the 30-day grace period, the Company is currently in default under the Senior Notes indenture. Since an event of default under the Senior Notes indenture has occurred, the trustee or holders of greater than 25% of the notes can declare the notes immediately due and payable, or pursue any other remedy available to collect the payment of principal and accrued interest, including any default interest. As of August 6, 2004, the maturity of the Senior Notes has not been accelerated. However, as a result of the occurrence of an event of default, the entire outstanding principal balance of the Senior Notes has been classified as a current liability in the accompanying condensed consolidated balance sheet. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of holders of at least 80 percent of the Senior Notes and their financial and legal advisors, but as of August 6, 2004, no agreement had been reached. The Company cannot provide any assurance that an agreement will be reached or that the maturity of the Senior Notes will not be accelerated.

The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the Company’s 2004 Term Loan. Since an event of default has occurred under the 2004 Term Loan agreement, the holders of more than 50% of the unpaid principal or the administrative agent may declare the outstanding balance, including accrued interest, immediately due and payable. As of August 6, 2004, the maturity of the 2004 Term Loan has not been accelerated. However, as a result of the Company’s default, the entire outstanding principal balance of the 2004 Term Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of a majority of holders of the 2004 Term Loan and their legal advisors, but as of August 6, 2004, no agreement had been reached. The Company cannot provide any assurance that an agreement will be reached or that the maturity of the 2004 Term Loan will not be accelerated.

On June 28, 2004, the Company announced it had reached an agreement (the “Pledge Agreement”) with General Electric Capital Corporation (“GECC”) to provide $1.7 million in cash in lieu of letters of credit to secure payment and performance pursuant to its master bareboat charter agreement with GECC dated September 30, 2002 (the “Master Charter”). The Company became obligated to provide the additional security when, on March 11, 2004, the Company’s S&P corporate credit rating was downgraded below the B- level. Under the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Master Charter, the Company was required to provide a supplemental letter of credit within 30 days of receiving notice from GECC to secure its obligations under the Master Charter. However, due to the Company’s inability to provide the additional letters of credit in a timely manner due to restrictions in other debt agreements, GECC agreed to accept $1.7 million in cash deposits, plus forbearance fees. As a result of reaching an agreement with GECC, the Company is currently not in default of the Master Charter. If the Senior Note holders or the Company’s other lenders were to accelerate the maturities of their respective outstanding debt balances, the Company would be in default of the cross-default provisions of the Master Charter. However, as part of the Pledge Agreement, GECC also agreed to forbear for six months from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes.

The costs associated with the Company’s restructuring initiatives will continue to have a significant negative impact on the Company’s cash flows in the near term. The Company anticipates spending approximately $0.7 million per month in fees, to be expensed as incurred, to pay its financial and legal advisors, and its creditors’ financial and legal advisors while undertaking this restructuring. In addition to the monthly fees, the Company has agreed to pay a success fee of $2.5 million to its financial advisors upon successful completion of a restructuring, reorganization or recapitalization. The Company is also obligated to pay a success fee equal to 1% of the aggregate value received by the holders to the financial advisors of the ad hoc committee of holders of the Senior Notes upon consummation of certain restructuring transactions. These success fees have not been accrued as of June 30, 2004 since the consummation of any restructuring transactions was not considered “probable” as defined by SFAS No. 5, “Accounting for Contingencies.” The Company will accrue these success fees if discussions with lenders and their advisors indicate that it is likely a restructuring event will occur. These success fees would only be payable upon consummation of a restructuring, in which case, the Company would likely record a substantial net gain on the transaction after expensing the aforementioned fees. Other fees to the Company’s financial advisors may also be incurred upon asset sales or other transactions. There can be no assurance that the Company will be successful in its restructuring, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position.

As a result of an inability to achieve adequate day rates and long-term contracts for the oldest North Sea platform supply vessels (PSVs), the Company has initiated the process of selling three vessels, one of which was sold on July 8, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these three North Sea class PSVs are classified as “Assets held for sale” in the condensed consolidated balance sheet as of June 30, 2004. Also included in “Assets held for sale” is the Company’s primary North Sea office, located in Norway, due to the Company’s intent to enter into a sale or sale-leaseback arrangement.

Any restructuring plan could involve various operational restructuring alternatives, asset sales, a purchase, exchange or amendment to the Senior Notes, equity transactions, or other potential transactions or decisions to resolve leverage and liquidity issues. The restructuring may include a complete conversion of Senior Notes to equity, causing substantial or complete dilution of the currently outstanding common stock. The impacts of any restructuring could have a material impact on the Company’s financial position, results of operations, cash flows, and classification of assets and liabilities.

The restructuring process presents inherent material uncertainty. It is not possible to determine the length of time it will take the Company to complete its restructuring, or the outcome of the restructuring in general.

While the Company is in the process of restructuring, investments in its securities will be highly speculative. Shares of the Company’s common stock may have little or no value. The value of its Senior Notes is significantly

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

impaired and may be further impaired. If the Company is unable to accomplish a financial restructuring outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws. To the extent the Company and its creditors reach agreement on the terms of a plan of reorganization, it may be necessary to implement the plan through the bankruptcy court.

The Company’s liquidity generally depends on cash provided by operating activities, currently planned asset sales, its Trico Supply Bank Facility, and the ability to comply with the credit agreements described in Note 9. On a consolidated basis, cash flow from operations has been negative since 2002. The Company may not be able to rely on the Trico Supply Bank Facility to support operations due to restrictions on transfers of funds from Norway and limitations in the facility’s availability. In an effort to maintain adequate funds for operations in the U.S., the Company has initiated the process of repatriating funds from Norway, however, there are substantial obstacles which the Company must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

The ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand, including repatriating cash from its foreign subsidiaries; (ii) the Company’s ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; and (iv) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

In general, the Company operates through two primary operating segments, the U.S. Gulf of Mexico and the North Sea. These business segments have been capitalized and are generally financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime preclude the Company from effectively transferring the financial resources from one segment for the benefit of the other. Over the past three years, the Company’s U.S. Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt load, and has not been able to utilize the financial resources of its North Sea operating segment, which carries a lower level of debt.

The potential adverse publicity associated with the Company’s announcements relating to its financial restructuring and the resulting uncertainty regarding the Company’s future prospects, may hinder the Company’s ongoing business activities and its ability to operate, fund and execute its business plan by, among other things, (i) impairing relations with existing and potential customers; (ii) limiting the Company’s ability to obtain trade credit on reasonable and customary terms and conditions; (iii) impairing present and future relationships with vendors and service providers; and (iv) negatively impacting the ability of the Company to attract, retain and compensate key executives, and to retain employees generally. The Company, in conjunction with its advisors, is working with its current customers, vendors and employees to minimize the disruption its restructuring will impose on the business. However, there can be no assurance as to the success of such efforts.

5.    Sale of Vessels

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

6.    Accounts Receivable

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

7.    Goodwill

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

8.    Other Assets

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

9.    Debt

The Company’s debt consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
	Restated	Restated
Senior Notes, interest at 8.875%, due May 2012, net of discount	$248,199	$248,064
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 3.77% at December 31, 2003) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($6.0 million) beginning March 2003 with balance of the commitment expiring September 2009.	61,508	87,925
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing (weighted average interest rate of 3.94% at December 31, 2003) interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	31,000	22,500
Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	13,206	14,464
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.33% at December 31, 2003), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	22,503	—
Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	3,750	5,000
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin collateralized by two marine vessels. This facility’s availability reduces in 5 semi-annual installments beginning June 28, 2001 by NOK 12.5 million ($1.9 million) with the balance of the commitment expiring June 2003	—	5,766
Note payable, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (7.80% at December 31, 2002), repaid in March 2003	—	427

	380,166	384,146
Less current maturities	66,266	96,626

Long-term debt	$313,900	$287,520

Annual maturities (restated) on long-term debt during the next five years are as follows (in thousands):

2004	$66,266
2005	35,758
2006	20,510
2007	1,258
2008	1,258
Thereafter	255,116

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

On May 31, 2002, the Company issued $250.0 million of 8 7/8% Senior Notes due 2012 (the “Notes”), net of an original issue discount of $2.5 million. The Notes were issued by Trico Marine Services, Inc. and are guaranteed by the Company’s primary U.S. operating subsidiaries. Consolidating financial statements of Trico Marine Services, Inc. (the Notes guarantor) subsidiaries and the non-guarantor subsidiaries are set forth in Note 20. Interest is payable semi-annually on May 15th and November 15th. Up to 35% of the Notes may be redeemed at any time prior to May 15th, 2005 from the proceeds of equity offerings at a redemption price equal to 108.875% of the principal amount plus any accrued interest. Commencing May 15, 2007, all or a portion of the remaining Notes may be redeemed at a price of 104.438% plus accrued interest, with the redemption price declining ratably beginning on May 15th of each of the succeeding three years. No principal payments are required on the Notes until their final maturity.

On July 25, 2003, Moody’s Investors Service (“Moody’s”) downgraded our long-term senior implied rating to B3 from B1 and lowered our senior unsecured notes’ rating to Caa1 from C2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our senior unsecured notes’ rating to Caa2 from Caa1. On November 24, 2003, Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc., downgraded our senior unsecured notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. See Note 21 for discussion of subsequent event.

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

In June 1998, the Company refinanced a significant portion of its debt, which was issued at the subsidiary level, into a single NOK 650,000,000 ($97.5 million) revolving credit facility (the “Trico Supply Bank Facility”) bearing interest at NIBOR plus a margin, which originally reduced in ten semiannual installments of NOK 50,000,000 ($7.5 million) and one final payment of NOK 150,000,000 ($22.5 million), due at maturity in June 2003. In 1999, the Trico Supply Bank Facility was amended to defer a NOK 50,000,000 ($7.5 million) reduction in the facility amount that was scheduled to occur in December 31, 2000, until June 2003. In April 2002, the Company amended the Trico Supply Bank Facility by increasing the Trico Supply Bank Facility amount to NOK 800,000,000 ($120.0 million) and revised reductions to the facility amount to provide for 40,000,000 NOK ($6.0 million) reductions every six months starting in March of 2003. The Trico Supply Bank Facility provides for a NOK 280,000,000 ($42.0 million) balloon payment in September of 2009. At December 31, 2003, the Company had NOK 410,000,000 ($61.5 million) outstanding under this facility. The amended credit facility is collateralized by a mortgage on the same vessels securing the prior credit facility, with the addition of the two PSVs delivered in 2002. The amended bank facility contains covenants that are substantially similar to those in the prior credit facility and requires that the North Sea operating unit maintain certain financial ratios and limits its ability to create liens, or merge or consolidate with other entities. At December 31, 2003, the Company had $40.5 million of unused borrowing capacity under its Trico Supply Bank Facility. After a review of the credit facility’s terms, the Company determined that since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility must be classified as a current liability in accordance with SFAS No. 6.

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

10.    Financial Instruments

During 2003, in conjunction with the sale of the Company’s large North Sea vessel described in Note 5, the Company entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, the Company recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange contracts outstanding as of December 31, 2003.

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

11.    Income Taxes

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

12.    Preferred Stock

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

13.    Equity Incentive Plans

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

14.    Impairment of long-lived assets

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

15.    Employee Benefit Plans

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

16.    Commitments and Contingencies

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

December 31, 2003, 2002 and 2001

17.    Fair Value of Financial Instruments and Market Risks

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

Debt: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of debt, including accrued interest, as of December 31, 2003 and 2002 were as follows (in thousands):

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

18.    Quarterly Financial Data (Unaudited)

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

19.    Segment and Geographic Information

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

20.    Condensed Consolidating Financial Statements for Subsidiary Guarantors

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			Restated		Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501
Deferred income taxes	—	—	—	—	—

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment, at cost:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019

Investment in subsidiaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Goodwill, net	—	—	—	—	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$66,266	$—	$66,266
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	74,767	(22,533)	87,292

Long-term debt	248,199	31,000	34,701	—	313,900
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings (accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensation	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			Restated		Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,971	$7,194	$—	$10,165
Restricted cash	—	—	950	—	950
Accounts receivable, net	5,109	19,924	14,104	—	39,137
Due from affiliates	17,078	—	3,547	(20,625)	—
Prepaid expenses and other current assets	67	771	316	—	1,154
Deferred income taxes	—	—	—	—	—

Total current assets	22,254	23,666	26,111	(20,625)	51,406

Property and equipment, at cost:
Land and buildings	—	3,617	1,720	—	5,337
Marine vessels	—	241,076	446,634	—	687,710
Construction-in-progress	—	2,690	4,368	—	7,058
Transportation and other	—	2,875	1,315	—	4,190

	—	250,258	454,037	—	704,295
Less accumulated depreciation and amortization	—	86,747	71,325	—	158,072

Net property and equipment	—	163,511	382,712	—	546,223

Investment in subsidiaries	344,466	7,239	—	(351,705)	—
Due from affiliates	157,138	19,269	—	(176,407)	—
Goodwill, net	364	—	110,241	—	110,605
Other assets	5,803	14,350	18,788	—	38,941
Deferred income taxes	16,230	—	—	(16,230)	—

	$546,255	$228,035	$537,852	$(564,967)	$747,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$96,626	$—	$96,626
Accounts payable	—	5,267	5,868	—	11,135
Due to affiliates	—	20,625	—	(20,625)	—
Accrued expenses	30	1,712	4,181	—	5,923
Accrued insurance reserve	—	3,030	—	—	3,030
Accrued interest	2,835	39	1,151	—	4,025
Income tax payable	—	—	94	—	94

Total current liabilities	2,865	30,673	107,920	(20,625)	120,833

Long-term debt	248,064	22,500	16,956	—	287,520
Due to affiliates	—	157,138	19,269	(176,407)	—
Deferred income taxes	—	12,005	45,617	(16,230)	41,392
Other liabilities	—	—	2,104	—	2,104

Total liabilities	250,929	222,316	191,866	(213,262)	451,849

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,344,367 shares issued and 36,272,335 shares outstanding	363	50	2,964	(3,014)	363
Additional paid-in capital	337,343	4,822	278,247	(283,069)	337,343
Retained earnings (accumulated deficit)	(50,447)	847	56,707	(57,554)	(50,447)
Cumulative foreign currency translation adjustment	8,068	—	8,068	(8,068)	8,068
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	295,326	5,719	345,986	(351,705)	295,326

	$546,255	$228,035	$537,852	$(564,967)	$747,175

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By:	/s/ THOMAS E. FAIRLEY
Thomas E. Fairley
President and Chief Executive Officer

Date:  August 6, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 except for Note 1, paragraph 4, and Notes 3, 4, 9 and 20 which are as of August 6, 2004 which are included in Item 8 in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

New Orleans, Louisiana

March 11, 2004, except for Note 1, paragraph 4, and Notes 3, 4, 9 and 20 which are as of August 6, 2004.

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

E-1