Form 10-Q
period 2004-06-30
TRICO MARINE SERVICES INC
filed 2004-08-09
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at July 31, 2004 was 36,965,537.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of June 30, 2004 and December 31, 2003

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$22,569	$25,892
Restricted cash	1,346	1,708
Accounts receivable, net	28,481	30,451
Prepaid expenses and other current assets	2,466	1,501
Assets held for sale	10,282	—

Total current assets	65,144	59,552

Property and equipment, at cost:
Land and buildings	3,762	6,402
Marine vessels	614,604	661,729
Construction-in-progress	586	170
Transportation and other	5,190	4,628

	624,142	672,929
Less accumulated depreciation and amortization	185,403	185,910

Net property and equipment	438,739	487,019

Restricted cash - noncurrent	6,642	—
Other assets	31,959	38,620

Total assets	$542,484	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$368,613	$66,266
Accounts payable	5,619	6,190
Accrued expenses	6,345	6,352
Accrued insurance reserve	4,003	4,497
Accrued interest	14,643	3,656
Income taxes payable	301	331

Total current liabilities	399,524	87,292

Long-term debt, net of discounts	31,571	313,900
Deferred income taxes	36,270	39,772
Other liabilities	2,139	2,196

Total liabilities	469,504	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 and 36,982,569 shares issued and 36,965,537 and 36,910,537 shares outstanding at June 30, 2004 and December 31, 2003	370	370
Additional paid-in capital	338,071	338,007
Accumulated deficit	(276,025)	(214,845)
Unearned compensation	(153)	(127)
Cumulative foreign currency translation adjustment	10,718	18,627
Treasury stock, at par value, 72,032 shares at June 30, 2004 and December 31, 2003	(1)	(1)

Total stockholders’ equity	72,980	142,031

Total liabilities and stockholders’ equity	$542,484	$585,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Charter hire	$25,709	$34,462	$49,213	$63,420
Other vessel income	37	30	102	83

Total revenues	25,746	34,492	49,315	63,503

Operating expenses:
Direct vessel operating expenses and other	19,429	21,251	37,541	41,780
General and administrative	4,122	3,924	7,677	7,729
Restructuring costs	1,698	—	1,698	—
Amortization of marine inspection costs	3,133	2,615	6,013	4,972
Depreciation and amortization expense	8,387	8,652	16,674	17,176
Impairment of goodwill	—	28,640	—	28,640
Impairment of long-lived assets	8,584	—	8,584	—
Loss on assets held for sale	8,674	5,225	8,674	5,225
Loss (gain) on sales of assets	2	(1)	11	(484)

Total operating expenses	54,029	70,306	86,872	105,038

Operating loss	(28,283)	(35,814)	(37,557)	(41,535)

Interest expense	(10,492)	(7,726)	(17,928)	(15,584)
Amortization of deferred financing costs	(7,460)	(244)	(7,700)	(471)
Loss on early retirement of debt	—	—	(618)	—
Other income (loss), net	135	573	634	(235)

Loss before income taxes	(46,100)	(43,211)	(63,169)	(57,825)

Income tax benefit	(1,374)	(1,222)	(1,989)	(2,365)

Net loss	$(44,726)	$(41,989)	$(61,180)	$(55,460)

Basic loss per common share:
Net loss	$(1.21)	$(1.16)	$(1.66)	$(1.53)

Average common shares outstanding	36,862,735	36,272,335	36,856,773	36,272,335

Diluted loss per common share:
Net loss	$(1.21)	$(1.16)	$(1.66)	$(1.53)

Average common shares outstanding	36,862,735	36,272,335	36,856,773	36,272,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
Net loss	$(61,180)	$(55,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,288	22,685
Deferred marine inspection costs	(7,291)	(8,345)
Deferred income taxes	(1,956)	(2,365)
Loss on early retirement of debt	618	—
Loss (gain) on sales of assets	11	(484)
Loss on assets held for sale	8,674	5,225
Impairment of goodwill	—	28,640
Impairment of long-lived assets	8,584	—
Provision for doubtful accounts	505	60
Amortization of unearned compensation	38	—
Change in operating assets and liabilities:
Accounts receivable	810	(78)
Prepaid expenses and other current assets	(997)	(1,400)
Accounts payable and accrued expenses	10,225	(593)
Other, net	(1,143)	(495)

Net cash used in operating activities	(9,814)	(12,610)

Cash flows from investing activities:
Purchases of property and equipment	(4,874)	(13,559)
Proceeds from sales of assets	110	627
(Increase) decrease in restricted cash	(6,308)	319
Other	(283)	1,109

Net cash used in investing activities	(11,355)	(11,504)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,365	43,128
Repayment of long-term debt	(35,014)	(23,062)
Deferred financing costs and other	(2,284)	(322)
Proceeds from sale-leaseback transactions	—	2,929

Net cash provided by financing activities	18,067	22,673

Effect of exchange rate changes on cash and cash equivalents	(221)	(207)

Net increase (decrease) in cash and cash equivalents	(3,323)	(1,648)
Cash and cash equivalents at beginning of period	25,892	10,165

Cash and cash equivalents at end of period	$22,569	$8,517

Supplemental cash flow information:
Income taxes paid	$15	$2

Interest paid	$4,003	$17,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(44,726)	$(41,989)	$(61,180)	$(55,460)
Other Comprehensive Income (loss):
(Loss) gain on foreign currency translation	(2,010)	3,176	(7,909)	(11,529)

Comprehensive Loss	$(46,736)	$(38,813)	$(69,089)	$(66,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to current presentations.

2. Restatement:

Following the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) selected the 2003 Form 10-K for review. The SEC commented that Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced – an amendment of ARB No. 43, Chapter 3A” appeared to apply to the Company’s Norwegian Kroner (“NOK”) 800 million revolving credit facility (the “Trico Supply Bank Facility”). After consultations with the staff members of the SEC and a review of the Trico Supply Bank Facility, the SEC advised, and the Company and its auditors agreed that the outstanding balance of the facility should technically be classified as a current liability in accordance with SFAS No. 6 since the facility contains a subjective acceleration clause (material adverse change clause) and the agreement language replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 410 million outstanding under this facility as of June 30, 2004 ($59.1 million) and December 31, 2003 ($61.5 million). The Company’s Norwegian operating subsidiary. Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments, and does not affect the liquidity position of the Company for any period previously reported.

Amounts for current maturities of debt, total current liabilities, and long-term debt at March 31, 2004 and December 31, 2003 have been restated from amounts originally reported as follows:

	March 31, 2004		December 31, 2003
	Restated	Originally Reported	Restated	Originally Reported
Current Liabilities:
Current maturities of debt	$63,603	$5,295	$66,266	$4,758
Accounts payable	6,734	6,734	6,190	6,190
Accrued expenses	7,001	7,001	6,352	6,352
Accrued insurance reserve	4,856	4,856	4,497	4,497
Accrued interest	9,065	9,065	3,656	3,656
Income taxes payable	322	322	331	331

Total current liabilities	91,581	33,273	87,292	25,784

Long-term debt	335,062	393,370	313,900	375,408
Deferred income taxes	38,025	38,025	39,772	39,772
Other liabilities	2,168	2,168	2,196	2,196

Total liabilities	$466,836	$466,836	$443,160	$443,160

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

3. Liquidity:

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

On April 28, 2004, Standard & Poor’s Ratings Services (“S&P”) placed the Company’s corporate rating on creditwatch, with negative implications. On May 17, 2004, S&P lowered both the corporate rating and the 8 7/8% senior notes due 2012 (the “Senior Notes”) rating to D. On May 11, 2004, Moody’s Investors Service (“Moody’s”) announced a reduction in the corporate implied rating from Caa2 to Ca, and a reduction in the Senior Notes rating from Caa3 to Ca.

Negative operating results and cash flows since 2002 have led the Company to design and complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the “2004 Term Loan”) which increased available liquidity and eliminated restrictive financial maintenance covenants. From the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and is using the remaining funds to fund operating, capital expenditure and debt service requirements.

As previously reported in the Company’s 2003 annual report on Form 10-K, the Company’s financial results and position have continued to deteriorate since 2002, principally due to its leveraged condition, continued operating losses and negative cash flows. In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it had sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. This initiative has resulted in the decision not to pay the $11.1 million cash interest payment on its Senior Notes, which was due on May 15, 2004. Since the Company did not remit payment before the expiration of the 30-day grace period, the Company is currently in default under the Senior Notes indenture. Since an event of default under the Senior Notes indenture has occurred, the trustee or holders of greater than 25% of the notes can declare the notes immediately due and payable, or pursue any other remedy available to collect the payment of principal and accrued interest, including any default interest. As of August 6, 2004, the maturity of the Senior Notes has not been accelerated. However, as a result of the occurrence of an event of default, the entire outstanding principal balance of the Senior Notes has been classified as a current liability in the accompanying condensed consolidated balance sheet. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of holders of at least 80 percent of the Senior Notes and their financial and legal advisors, but as of August 6, 2004, no agreement had been reached. The Company cannot provide any assurance that an agreement will be reached or that the maturity of the Senior Notes will not be accelerated.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

On June 28, 2004, the Company announced it had reached an agreement (the “Pledge Agreement”) with General Electric Capital Corporation (“GECC”) to provide $1.7 million in cash in lieu of letters of credit to secure payment and performance pursuant to its master bareboat charter agreement with GECC dated September 30, 2002 (the “Master Charter”). The Company became obligated to provide the additional security when, on March 11, 2004, the Company’s S&P corporate credit rating was downgraded below the B- level. Under the Master Charter, the Company was required to provide a supplemental letter of credit within 30 days of receiving notice from GECC to secure its obligations under the Master Charter. However, due to the Company’s inability to provide the additional letters of credit in a timely manner due to restrictions in other debt agreements, GECC agreed to accept $1.7 million in cash deposits, plus forbearance fees. As a result of reaching an agreement with GECC, the Company is currently not in default of the Master Charter. If the Senior Note holders or the Company’s other lenders were to accelerate the maturities of their respective outstanding debt balances, the Company would be in default of the cross-default provisions of the Master Charter. However, as part of the Pledge Agreement GECC also agreed to forbear for six months from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes.

The costs associated with the Company’s restructuring initiatives will continue to have a significant negative impact on the Company’s cash flows in the near term. The Company anticipates spending approximately $0.7 million per month in fees, to be expensed as incurred, to pay its financial and legal advisors, and its creditors’ financial and legal advisors while undertaking this restructuring. In addition to the monthly fees, the Company has agreed to pay a success fee of $2.5 million to its financial advisors upon successful completion of a restructuring, reorganization or recapitalization. The Company is also obligated to pay a success fee equal to 1% of the aggregate value received by the holders to the financial advisors of the ad hoc committee of holders of the Senior Notes upon consummation of certain restructuring transactions. These success fees have not been accrued as of June 30, 2004 since the consummation of any restructuring transactions was not considered “probable” as defined by SFAS No. 5, “Accounting for Contingencies” or was not required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company will accrue these success fees if discussions with lenders and their advisors indicate that it is likely a restructuring event will occur. These success fees would only be payable upon consummation of a restructuring, in which case, the Company would likely record a substantial net gain on the transaction after expensing the aforementioned fees. Other fees to the Company’s financial advisors may also be incurred upon asset sales or other transactions. There can be no assurance that the Company will be successful in its restructuring, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position.

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

While the Company is in the process of restructuring, investments in its securities will be highly speculative. Shares of the Company’s common stock may have little or no value. The value of its Senior Notes is significantly impaired and may be further impaired. If the Company is unable to accomplish a financial restructuring outside the protection of

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws. To the extent the Company and its creditors reach agreement on the terms of a plan of reorganization, it may be necessary to implement the plan through the bankruptcy court.

The Company’s liquidity generally depends on cash provided by operating activities, its Trico Supply Bank Facility, and the ability to comply with its credit agreements described in Notes 12 and 13. On a consolidated basis, cash flow from operations has been negative since 2002. The Company may not be able to rely on the Trico Supply Bank Facility to support operations due to restrictions on transfers of funds from Norway and limitations in the facility’s availability. In an effort to maintain adequate funds for operations in the U.S., the Company has initiated the process of repatriating funds from Norway, however, there are substantial obstacles which the Company must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

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

4. Deferred financing costs and original issue discounts:

Since an event of default occurred under the Senior Notes indenture and the 2004 Term Loan agreement, the maturities under both facilities could be accelerated and the outstanding balances are payable immediately upon demand. As a result, the Company determined that there is substantial doubt about the future benefit the Company will receive from the deferred financing costs and original issue discounts associated with these debt offerings. Therefore, the Company expensed the remaining unamortized deferred finance cost balance of $7.2 million. This accelerated amortization is included in “Amortization of deferred finance costs” in the condensed consolidated statement of operations. In addition, the Company recorded a charge of $2.8 million to accelerate the amortization of original issue discounts, which is included in “Interest expense” in the condensed consolidated statement of operations. Both charges were recorded during the quarter ended June 30, 2004.

5. Assets held for sale and sales of vessels:

During the second quarter of 2004, as a result of an inability to achieve adequate day rates and long-term contracts for some of the oldest North Sea vessels, the Company initiated the process of selling three of its North Sea class

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

PSVs that have an average age of 28 years. In addition, the Company intends to enter into a sale or sale-leaseback transaction for its 14,000 square foot primary office in the North Sea to provide additional liquidity. Since these assets are being actively marketed and meet the other criteria specified in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified these assets as held for sale.

In accordance with SFAS No. 144, the Company performed an analysis of the assets proposed to be sold to determine if a loss should be recorded. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair value of the asset less transaction costs or commissions. Based on the Company’s estimates of fair value less transaction costs or commissions, the Company recorded a total charge of $8.7 million on the three North Sea vessels which are classified as held for sale at June 30, 2004. No loss was recorded on the potential sale or sale-leaseback of the office building.

On July 8, 2004, the Company sold one of the above referenced North Sea vessels held for sale for approximately $3.7 million. No gain or loss was recognized on the date of the transaction since the vessel’s book value was equal to the net sales price as a result of the June 2004 write-down.

During the second quarter of fiscal year 2003, the Company committed to a formal plan to sell its investment in the construction of the anchor handling towing supply vessel (“AHTS”) which had a long-term contract with Petroleo Brasilerio S.A. (“Petrobras”) as well as dispose of one of its larger North Sea vessels. In accordance with SFAS No. 144, these assets were classified as held for sale, and the Company recorded a charge of approximately $5.2 million for the impairment related to the anticipated sale of the assets during the second quarter of 2003. The Company completed the sale of the above-described assets in September 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea vessel and recorded an additional loss of $0.9 million on the transactions. The total loss on the sale of the North Sea vessel and Brazilian AHTS was $6.2 million.

In February 2003, the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction. In March 2003, the Company completed the sale-leaseback on a 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction.

6. Vessel impairments:

In accordance with the provisions of SFAS No. 144, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Due to changes to the Company’s operational restructuring plan as well as the continued low levels of day rates and utilization in the Company’s key market areas, the Company determined that a test for impairment of its vessels was necessary as of June 30, 2004. The Company records impairment losses on long-lived assets held for use when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the second quarter of 2004, based on the Company’s updated estimates of cash flows, the Company recorded a charge of $8.6 million on three of its North Sea vessels classified as held for use. If market conditions were to continue to remain depressed or decline in any markets in which the Company operates or if vessels are mobilized into a new market with new cash flow estimates, it could require the Company to re-evaluate the recoverability of its long-lived assets in that market. In addition, if the Company decides to sell additional vessels in the future, further impairments may be required depending on the estimated selling prices of the vessels.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

7. Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and six month periods ending June 30 2004 and 2003 (in thousands, except share and per share data).

	Three Months Ended June 30,
	2004	2003
Basic EPS:
Loss available to common shares (numerator)	$(44,726)	$(41,989)

Weighted-average common shares outstanding (denominator)	36,862,735	36,272,335

Basic EPS	$(1.21)	$(1.16)

Diluted EPS:
Loss available to common shares (numerator)	$(44,726)	$(41,989)

Weighted-average common shares outstanding (denominator)	36,862,735	36,272,335
Effect of dilutive securities	—	—

Adjusted weighted-average shares	36,862,735	36,272,335

Diluted EPS	$(1.21)	$(1.16)

	Six Months Ended June 30,
	2004	2003
Basic EPS:
Loss available to common shares (numerator)	$(61,180)	$(55,460)

Weighted-average common shares outstanding (denominator)	36,856,773	36,272,335

Basic EPS	$(1.66)	$(1.53)

Diluted EPS:
Loss available to common shares (numerator)	$(61,180)	$(55,460)

Weighted-average common shares outstanding (denominator)	36,856,773	36,272,335
Effect of dilutive securities	—	—

Adjusted weighted-average shares	36,856,773	36,272,335

Diluted EPS	$(1.66)	$(1.53)

For the three and six month periods ending June 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three and six months ended June 30, 2004, 85,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three and six months ended June 30, 2003, options to purchase 2,101,718 shares of common stock at prices ranging from $0.91 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. No restricted stock was outstanding during the first six months of 2003.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

8. Stock Based Compensation

The Company sponsors an employee stock-based incentive compensation plan, the “1996 Stock Incentive Plan” (the “1996 Plan”), and a non-employee director stock-based incentive compensation plan (the “Director Plan”). Please refer to the Company’s December 31, 2003 Annual Report on Form 10-K for a description of the 1996 Plan.

Under the Director Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted as unrestricted, fully vested shares. Each non-employee director is granted up to 20,000 shares each year, as determined by the Board of Directors, immediately following the annual meeting. The Compensation Committee administers the Plan. According to the Director Plan, Awards may be granted with respect to a maximum of 250,000 shares of common stock. As of June 30, 2004, 30,000 shares of stock had been granted under the Director Plan.

The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock Based Compensation” and, subsequently, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” For restricted stock awards, the fair value at the date of the grant is expensed over the vesting period. For director stock awards, compensation expense is recognized immediately since shares are unrestricted at the time of grant. For stock options, no compensation cost is reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(44,726)	$(41,989)	$(61,180)	$(55,460)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	23	—	38	—

Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax	(70)	(112)	(187)	(247)

Pro forma net loss	$(44,773)	$(42,101)	$(61,329)	$(55,707)

Net loss per common share:
Basic and Diluted - as reported	$(1.21)	$(1.16)	$(1.66)	$(1.53)

Basic and Diluted - pro forma	$(1.21)	$(1.16)	$(1.66)	$(1.54)

9. Restructuring costs:

On April 27, 2004, the Company announced it had retained financial and legal advisors in an effort to pursue various financial restructuring alternatives. During the second quarter of 2004, the Company incurred approximately $1.7 million in total fees for its financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. These expenses are classified as “Restructuring costs,” an operating expense, in the condensed consolidated statements of operations for the three and six months ended June 30, 2004.

10. Taxes:

The Company’s income tax benefits for the three and six months ended June 30, 2004 is comprised of tax benefits of $1.4 million and $2.0 million, respectively, primarily associated with its Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

financial statements for the Company’s first six months of 2004 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The Company’s effective income tax rate for the three and six month periods ended June 30, 2004 was 3%. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The ability to deduct amounts incurred as a result of the financial restructuring process is dependent on several factors including the ultimate restructuring alternative that is implemented. The Company believes that it has provided appropriately for the potential non-deductibility of these expenses and any change in circumstances should not have a material adverse impact on its financial statements. For the three and six month periods ended June 30, 2003, the Company recorded benefits of $1.2 million and $2.4 million, respectively, and had effective income tax rates of 3% and 4%, respectively. The variances from the Company’s statutory rate in 2003 were caused by the same factors as in 2004, excluding deductibility of restructuring costs.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 14.8 million Real ($4.8 million at June 30, 2004). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax (which may include litigation at the Rio de Janeiro state court) proves unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure. The Company has not accrued for the assessment or any potential interest charges for this liability since it is not considered “probable” as defined by SFAS No. 5.

11. Restricted cash and security deposits:

The Company segregates restricted cash due to the legal or other restrictions regarding its use. At June 30, 2004, the majority of the total restricted cash balance of $8.0 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility (see Note 12). Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.6 million has been classified as “Restricted cash – noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes.

In addition, the Company provided GECC with cash as additional security under the Master Charter in the amount of $1.7 million during the second quarter of 2004, which became necessary following an S&P credit rating downgrade below the B- level. Since GECC has custody and control of the cash, the $1.7 million security deposit is included in “Other assets”, a noncurrent asset, in the accompanying condensed consolidated balance sheet as of June 30, 2004.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

12. Debt:

The Company’s debt consists of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
		Restated
Senior Notes, bearing interest at 8.875%, due May 2012	$250,000	$250,000
Revolving loan (Trico Supply Bank Facility), bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 2.86% at June 30, 2004) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($5.8 million) beginning March 2003 with balance of the commitment expiring September 2009.	59,093	61,508
Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or U.S. Prime rate plus 5%, at the Company’s option (8.4% at June 30, 2004), collateralized by 43 Gulf class supply vessels. Principal is reduced by quarterly payments of $150,000 through 2007, $10.5 million in payments during 2008 and $42.3 million in 2009.	54,850	—
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing, interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	—	31,000
Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels.	12,577	13,206
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.05% at June 30, 2004), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	20,539	22,503
Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel.	3,125	3,750
Original issue discounts	—	(1,801)

	400,184	380,166
Short-term classifications	368,613	66,266

Long-term debt	$31,571	$313,900

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Maturities on debt during the six month period ending December 31, 2004, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
6 Months ending December 31, 2004	$366,278
12 months ending December 31, 2005	4,670
12 months ending December 31, 2006	19,804
12 months ending December 31, 2007	1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
Thereafter	5,658

$400,184

As previously stated in Note 2, the Company has reclassified the entire outstanding balance of the Trico Supply Bank Facility as a current liability for presentation in accordance with SFAS No. 6 since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 410 million outstanding under this facility as of June 30, 2004 ($59.1 million) and December 31, 2003 ($61.5 million). The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments, and does not affect the liquidity position of the Company for any period previously reported.

On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bears interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option (8.4% at June 30, 2004). Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company is not subject to financial maintenance covenants, but is subject to other covenants that place restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contains cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the 2004 Term Loan. Since an event of default has occurred under the 2004 Term Loan credit agreement, the holders of more than 50% of the unpaid principal or the administrative agent is able to declare the outstanding principal balance, including accrued interest, immediately due and payable. As of August 6, 2004, the outstanding balance has not been accelerated. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of a majority of holders of the 2004 Term Loan and their legal advisors, but as of August 6, 2004, no agreement had been reached. As a result of the default, the entire outstanding principal balance under the 2004 Term Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet. The Company continues to pay interest under the 2004 Term Loan as it comes due, and there are no amounts in arrears as of the date of this report.

The 2004 Term Loan is collateralized by 43 vessels, together with the proceeds thereof (which represent substantially all of the Company’s U.S. Gulf class supply boats), a pledge of stock of the Company’s two primary U.S. subsidiaries, and the pledge of certain other collateral of the Company and its U.S. subsidiaries. The principal balance is reduced by quarterly principal payments of $150,000 through 2007, payments of $10.5 million in 2008, and $42.3 million in 2009.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

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

On May 31, 2002, the Company issued $250 million of 8 7/8% senior notes due 2012 (the “Senior Notes”) pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). As of June 30, 2004, the entire $250 million of Senior Notes are currently outstanding. Interest payments on the Senior Notes are due on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Company’s two primary U.S. subsidiaries. The Senior Notes Indenture does not contain any financial maintenance covenants, but it does contain certain other covenants that place restrictions on the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, pay dividends or make certain other distributions, unless the ratio of cash flow to interest expense on a rolling 12 months basis is at least 2.0 to 1. The Senior Notes Indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into mergers or acquisitions. In addition, the Senior Notes Indenture also contains provisions that may require the Company to make an excess proceeds purchase offer of the Senior Notes from the net proceeds from asset sales not applied pursuant to section 4.10 under the Senior Notes Indenture after 365 days. If an excess proceeds purchase offer were made, it would further impair the Company’s liquidity, and cause further deterioration of the Company’s financial position. The Senior Notes Indenture also contains cross-default provisions, which could be triggered in the event of certain conditions, including the failure to pay principal or interest on any debt aggregating $10 million or more, that results in its acceleration.

The Company’s restructuring initiatives led to the decision to withhold the $11.1 million interest payment due May 15, 2004 on the Senior Notes. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company is in default under the Senior Notes indenture. The Company is obligated to pay interest on the overdue installment of interest at a rate of 9 7/8%. Since an event of default under the Senior Notes indenture has occurred, the trustee or holders of greater than 25% of the notes can declare the notes immediately due and payable, or pursue any other remedy available to collect the payment of principal and accrued interest, including any default interest. As of August 6, 2004, the maturity of the Senior Notes has not been accelerated. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of holders of at least 80 percent of the Senior Notes and their financial and legal advisors, but as of August 6, 2004, no agreement had been reached. As a result of the Company’s default, the entire outstanding balance under the indenture has been classified as a current liability in the accompanying condensed consolidated balance sheet.

In 1998, the Company’s special-purpose subsidiary issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $3.1 million is outstanding at June 30, 2004. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $12.6 million is outstanding at June 30, 2004. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the 6.11% Notes or 6.08% Notes.

On June 26, 2003, we entered in a term loan (the “NOK Term Loan”) payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($21.6 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0% (3.0% at June 30, 2004). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($16.2 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of June 30, 2004, the outstanding balance on the NOK Term Loan was NOK 142.5 million ($20.5 million). The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the NOK Term Loan.

In April 2002, the Company amended the NOK 650 million ($93.7 million) revolving credit facility (the “Trico

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Supply Bank Facility”) by increasing the capacity to NOK 800 million ($115.3 million) and revising reductions to the facility amount to provide for NOK 40 million ($5.8 million) reductions every six months starting in March 2003. The Trico Supply Bank Facility provides for a NOK 280 million ($40.4 million) balloon payment in September of 2009. At June 30, 2004, the Company had NOK 410 million ($59.1 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the Trico Supply Bank Facility. However, after a review of the credit facility’s terms, the Company determined that since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility must be classified as a current liability in accordance with SFAS No. 6. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period.

On July 25, 2003, Moody’s downgraded our long-term senior implied rating to B3 from B1 and lowered our Senior Notes’ rating to Caa1 from B2. On January 27, 2004, Moody’s downgraded our long-term senior implied rating to Caa1 from B3 and lowered our Senior Notes’ rating to Caa2 from Caa1. On March 15, 2004, Moody’s downgraded our long-term senior implied rating to Caa2 from Caa1 and lowered our Senior Notes’ rating to Caa3 from Caa2, while changing the outlook for the Company from stable to negative. On May 11, 2004, Moody’s announced a reduction in the corporate implied rating from Caa2 to Ca, and a reduction in the Senior Notes rating from Caa3 to Ca, representing that the Senior Notes are categorized as “highest speculation.”

On November 24, 2003, S&P, a division of The McGraw-Hill Companies, Inc., downgraded our Senior Notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P further downgraded the Senior Notes from CCC to CCC- and the corporate rating from B- to CCC+. On April 28, 2004, S&P placed the Company’s corporate rating on creditwatch, with negative implications. On May 17, 2004, S&P lowered the Company’s corporate and Senior Notes credit ratings to D and removed the credit ratings from creditwatch.

13. Operating Leases:

On September 20, 2002, one of the Company’s primary U.S. subsidiaries entered into a master bareboat charter agreement (the “Master Charter”) with GECC for the sale and lease back of three Gulf-class vessels. All obligations under the Master Charter are guaranteed by the Company’s other primary U.S. subsidiary. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with $1.7 million in cash deposits in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying condensed consolidated balance sheet.

The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to an $11.2 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could further impair the Company’s liquidity, and could cause further deterioration of the Company’s financial position.

Based on an analysis of the Master Charter, the Company has concluded that it is not in default of the Master Charter since the maturities governed by the Senior Notes indenture or the 2004 Term Loan have not been accelerated. However, if the Company’s debt creditors were to accelerate the maturities of outstanding balances, the Company would be in default of the Master Charter. In addition, as part of the $1.7 million Pledge Agreement, GECC agreed to forbear for a period of six months, until December 22, 2004, from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

14. Employee Benefit Plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the plans of $0.2 million and $0.4 million during the three and six months ended June 30, 2004, respectively, and contributions of $0.3 million during the three and six months ended June 30, 2003. The Company uses an October measurement date for all pension plans. Components of net periodic benefit cost are as follows for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$114	$77	$227	$154
Interest cost	41	30	81	60
Return on plan assets	(55)	(47)	(110)	(94)
Social security contributions	18	11	37	22
Recognized net actuarial loss	5	—	9	—

Net periodic benefit cost	$123	$71	$244	$142

15. Contingent litigation:

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana. The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. The lawsuit alleges that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. The Company denies the plaintiffs’ allegations and intends to vigorously defend the lawsuit. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company s insurance program. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company s insurance coverages. At June 30, 2004 and December 31, 2003, the Company has accrued a liability in the amount of approximately $4.0 million and $4.5 million, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

16. New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 14.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

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

17. Segment and Geographic Information:

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Three months ended June 30, 2004	U.S.		North Sea		Other		Totals
Revenues from external customers	$8,209		$13,604		$3,933		$25,746
Intersegment revenues	—		—		—		—
Segment net (loss) income	(24,256	)(1)	(19,027	)(2)	(1,443)		(44,726)
Segment total assets	436,974		319,539		60,363		816,876

Three months ended June 30, 2003	U.S.		North Sea		Other		Totals
Revenues from external customers	$9,497		$19,022		$5,973		$34,492
Intersegment revenues	23		—		—		23
Segment net (loss) income	(11,260)		(30,386	)(3)	(343	)(4)	(41,989)
Segment total assets	463,411		445,290		77,321		986,022

Six months ended June 30, 2004	U.S.		North Sea		Other		Totals
Revenues from external customers	$16,128		$25,901		$7,286		$49,315
Intersegment revenues	—		—		—		—
Segment net (loss) income	(36,821	)(5)	(20,819	)(2)	(3,540)		(61,180)

Six months ended June 30, 2003	U.S.		North Sea		Other		Totals
Revenues from external customers	$17,501		$34,242		$11,760		$63,503
Intersegment revenues	45		—		—		45
Segment net (loss) income	(22,481	)(6)	(32,818	)(3)	(161	)(4)	(55,460)

(1)	Includes accelerated amortization of deferred financing charges of $7.2 million, accelerated amortization of debt discounts of $2.8 million, and restructuring costs of $1.7 million.
(2)	Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $8.7 million on assets held for sale.
(3)	Includes an impairment charge of $5.2 million on assets held for sale and a goodwill impairment charge of $27.7 million.
(4)	Includes a goodwill impairment charge of $0.9 million
(5)	Includes accelerated amortization of deferred financing charges of $7.2 million, accelerated amortization of debt discounts of $2.8 million, restructuring costs of $1.7 million, and a loss on retirement of debt of $0.6 million.
(6)	Includes a gain of $1.0 million related to the sale of two crewboats.

A reconciliation of segment data to consolidated data as of June 30, 2004 and 2003 is as follows (in thousands):

	As of June 30,
	2004	2003
Total assets for reportable segments	$816,876	$986,022
Elimination of intersegment receivables	(7,990)	(96)
Elimination of investment in subsidiaries	(266,402)	(292,498)

Total consolidated assets	$542,484	$693,428

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

18. Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of June 30, 2004, and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003, for the subsidiaries of the Company that serve as guarantors of the Senior Notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

As a result of the restatement described in Note 2, the March 31, 2004 and December 31, 2003 Condensed Consolidating Balance Sheets have been restated to reflect the Trico Supply Bank Facility as a short-term liability.

As of March 31, 2004, for the Non-Guarantor Subsidiaries, current maturities of debt has been restated to $63,003 from $4,695 as originally reported, Total current liabilities has been restated to $71,699 from $13,391 as originally reported, and Long-term debt has been restated to $33,502 from $91,810 as originally reported.

As of December 31, 2003, for the Non-Guarantor Subsidiaries, Current maturities of debt has been restated to $66,266 from $4,758 as originally reported, Total current liabilities has been restated to $74,767 from $13,259 as originally reported, and Long-term debt has been restated to $34,701 from $96,209 as originally reported.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,855	$16,714	$—	$22,569
Restricted cash	—	502	844	—	1,346
Accounts receivable, net	—	14,199	15,412	(1,130)	28,481
Due from affiliates	19,721	107	—	(19,828)	—
Prepaid expenses and other current assets	523	873	1,070	—	2,466
Assets held for sale	—	—	10,282	—	10,282

Total current assets	20,244	21,536	44,322	(20,958)	65,144

Property and equipment, at cost:
Land and buildings	—	3,616	146	—	3,762
Marine vessels	—	242,668	371,936	—	614,604
Construction-in-progress	—	586	—	—	586
Transportation and other	—	3,448	1,742	—	5,190

	—	250,318	373,824	—	624,142
Less accumulated depreciation and amortization	—	109,797	75,606	—	185,403

Net property and equipment	—	140,521	298,218	—	438,739

Investment in subsidiaries	149,112	7,258	—	(156,370)	—
Due from affiliates	151,571	18,275	—	(169,846)	—
Restricted cash - noncurrent	—	6,642	—	—	6,642
Other assets	145	14,444	17,370	—	31,959
Deferred income taxes	16,248	—	—	(16,248)	—

	$337,320	$208,676	$359,910	$(363,422)	$542,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$250,000	$54,850	$63,763	$—	$368,613
Accounts payable	223	2,246	3,150	—	5,619
Due to affiliates	—	20,640	107	(20,747)	—
Accrued expenses	48	1,806	4,491	—	6,345
Accrued insurance reserve	—	4,003	—	—	4,003
Accrued interest	14,069	—	574	—	14,643
Income tax payable	—	—	301	—	301

Total current liabilities	264,340	83,545	72,386	(20,747)	399,524

Long-term debt	—	—	31,571	—	31,571
Due to affiliates	—	151,571	18,485	(170,056)	—
Deferred income taxes	—	12,005	40,513	(16,248)	36,270
Other liabilities	—	—	2,139	—	2,139

Total liabilities	264,340	247,121	165,094	(207,051)	469,504

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 shares issued and 36,965,537 shares outstanding	370	50	1,942	(1,992)	370
Additional paid-in capital	338,071	4,822	265,585	(270,407)	338,071
Retained earnings (accumulated deficit)	(276,025)	(43,317)	(83,429)	126,746	(276,025)
Unearned compensation	(153)	—	—	—	(153)
Cumulative foreign currency translation adjustment	10,718	—	10,718	(10,718)	10,718
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	72,980	(38,445)	194,816	(156,371)	72,980

	$337,320	$208,676	$359,910	$(363,422)	$542,484

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment, at cost:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019

Investment in subsidiaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$66,266	$—	$66,266
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	74,767	(22,533)	87,292

Long-term debt	248,199	31,000	34,701	—	313,900
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings (accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensation	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$21,651	$29,124	$(1,562)	$49,213
Other vessel income	—	17	711	(626)	102

Total revenues	—	21,668	29,835	(2,188)	49,315

Operating expenses:
Direct vessel operating expenses and other	114	21,330	18,285	(2,188)	37,541
General and administrative	247	4,266	3,164	—	7,677
Restructuring costs	1,698	—	—	—	1,698
Amortization of marine inspection costs	—	2,271	3,742	—	6,013
Depreciation and amortization expense	—	7,985	8,689	—	16,674
Impairment of long-lived assets	—	—	8,584	—	8,584
Loss on assets held for sale	—	—	8,674	—	8,674
Loss (gain) on sales of assets	—	9	2	—	11

Total operating expenses	2,059	35,861	51,140	(2,188)	86,872

Operating loss	(2,059)	(14,193)	(21,305)	—	(37,557)

Interest expense	(13,034)	(4,199)	(1,879)	1,184	(17,928)
Amortization of deferred financing costs	(5,276)	(2,309)	(115)	—	(7,700)
Loss on early retirement of debt	—	(618)	—	—	(618)
Equity in net earnings of subsidiaries	(41,996)	(16)	—	42,012	—
Other income, net	1,185	114	519	(1,184)	634

Loss before income taxes	(61,180)	(21,221)	(22,780)	42,012	(63,169)

Income tax benefit	—	—	(1,989)	—	(1,989)

Net loss	(61,180)	(21,221)	(20,791)	42,012	(61,180)

Equity in comprehensive loss of subsidiaries	(7,909)	—	—	7,909	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(7,909)	—	(7,909)

Comprehensive loss	$(69,089)	$(21,221)	$(28,700)	$49,921	$(69,089)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$28,115	$38,053	$(2,748)	$63,420
Other vessel income	—	155	436	(508)	83

Total revenues	—	28,270	38,489	(3,256)	63,503

Operating expenses:
Direct vessel operating expenses and other	138	24,073	20,825	(3,256)	41,780
General and administrative	149	4,640	2,940	—	7,729
Amortization of marine inspection costs	—	1,785	3,187	—	4,972
Depreciation and amortization expense	—	7,962	9,214	—	17,176
Impairment of goodwill	364	—	28,276	—	28,640
Loss on assets held for sale	—	—	5,225	—	5,225
Loss (gain) on sales of assets	—	(479)	(5)	—	(484)

Total operating expenses	651	37,981	69,662	(3,256)	105,038

Operating loss	(651)	(9,711)	(31,173)	—	(41,535)

Interest expense	(11,160)	(1,466)	(4,052)	1,094	(15,584)
Amortization of deferred financing costs	(194)	(163)	(114)	—	(471)
Equity in net earnings of subsidiaries	(44,926)	748	—	44,178	—
Other income (loss), net	1,094	80	(315)	(1,094)	(235)

Income (loss) before income taxes	(55,837)	(10,512)	(35,654)	44,178	(57,825)

Income tax expense (benefit)	(377)	—	(1,988)	—	(2,365)

Net income (loss)	(55,460)	(10,512)	(33,666)	44,178	(55,460)

Equity in comprehensive income of subsidiaries	(11,529)	—	—	11,529	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(11,529)	—	(11,529)

Comprehensive income (loss)	$(66,989)	$(10,512)	$(45,195)	$55,707	$(66,989)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Quarter Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$11,234	$15,256	$(781)	$25,709
Other vessel income	—	17	366	(346)	37

Total revenues	—	11,251	15,622	(1,127)	25,746

Operating expenses:
Direct vessel operating expenses and other	57	10,649	9,850	(1,127)	19,429
General and administrative	133	2,373	1,616	—	4,122
Restructuring costs	1,698	—	—	—	1,698
Amortization of marine inspection costs	—	1,152	1,981	—	3,133
Depreciation and amortization expense	—	4,005	4,382	—	8,387
Impairment of long-lived assets	—	—	8,584	—	8,584
Loss on assets held for sale	—	—	8,674	—	8,674
Loss (gain) on sales of assets	—	1	1	—	2

Total operating expenses	1,888	18,180	35,088	(1,127)	54,029

Operating loss	(1,888)	(6,929)	(19,466)	—	(28,283)

Interest expense	(7,451)	(2,772)	(861)	592	(10,492)
Amortization of deferred financing costs	(5,171)	(2,232)	(57)	—	(7,460)
Loss on early retirement of debt	—	—	—	—	—
Equity in net earnings of subsidiaries	(30,809)	(7)	—	30,816	—
Other income, net	593	76	58	(592)	135

Loss before income taxes	(44,726)	(11,864)	(20,326)	30,816	(46,100)

Income tax benefit	—	—	(1,374)	—	(1,374)

Net loss	(44,726)	(11,864)	(18,952)	30,816	(44,726)

Equity in comprehensive loss of subsidiaries	(2,010)	—	—	2,010	—
Other comprehensive loss:	—	—	—	—
Foreign currency translation adjustments	—	—	(2,010)	—	(2,010)

Comprehensive loss	$(46,736)	$(11,864)	$(20,962)	$32,826	$(46,736)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,830	$21,006	$(1,374)	$34,462
Other vessel income	—	45	358	(373)	30

Total revenues	—	14,875	21,364	(1,747)	34,492

Operating expenses:
Direct vessel operating expenses and other	69	12,317	10,612	(1,747)	21,251
General and administrative	120	2,298	1,506	—	3,924
Amortization of marine inspection costs	—	985	1,630	—	2,615
Depreciation and amortization expense	—	3,977	4,675	—	8,652
Impairment of goodwill	364	—	28,276	—	28,640
Loss on assets held for sale	—	—	5,225	—	5,225
Loss (gain) on sales of assets	—	(1)	—	—	(1)

Total operating expenses	553	19,576	51,924	(1,747)	70,306

Operating loss	(553)	(4,701)	(30,560)	—	(35,814)

Interest expense	(5,580)	(751)	(1,954)	559	(7,726)
Amortization of deferred financing costs	(99)	(89)	(56)	—	(244)
Equity in net earnings of subsidiaries	(36,507)	379	—	36,128	—
Other income (loss), net	559	51	522	(559)	573

Income (loss) before income taxes	(42,180)	(5,111)	(32,048)	36,128	(43,211)

Income tax expense (benefit)	(191)	—	(1,031)	—	(1,222)

Net income (loss)	(41,989)	(5,111)	(31,017)	36,128	(41,989)

Equity in comprehensive income of subsidiaries	3,176	—	—	(3,176)	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	3,176	—	3,176

Comprehensive income (loss)	$(38,813)	$(5,111)	$(27,841)	$32,952	$(38,813)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(61,180)	$(21,221)	$(20,791)	$42,012	$(61,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,076	13,666	12,546	—	33,288
Deferred marine inspection costs	—	(1,309)	(5,982)	—	(7,291)
Deferred income taxes	—	—	(1,956)	—	(1,956)
Equity in net earnings (loss)	41,996	16	—	(42,012)	—
Loss on impairment of goodwill	—	618	—	—	618
Loss (gain) on sales of assets	—	9	2	—	11
Loss on assets held for sale	—	—	8,674	—	8,674
Impairment of long-lived assets	—	—	8,584	—	8,584
Provision for doubtful accounts	—	505	—	—	505
Amortization of unearned compensation	38	—	—	—	38
Change in operating assets and liabilities:
Accounts receivable	—	1,867	(2,188)	1,131	810
Prepaid expenses and other current assets	(400)	(448)	(149)	—	(997)
Accounts payable and accrued expenses	11,460	(1,696)	461	—	10,225
Other, net	16	(1,459)	300	—	(1,143)

Net cash provided by (used in) operating activities:	(994)	(9,452)	(499)	1,131	(9,814)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,702)	(3,172)	—	(4,874)
Proceeds from sales of assets	—	95	15	—	110
(Increase) decrease in restricted cash	—	(6,278)	(30)	—	(6,308)
Other	(3)	—	(284)	4	(283)

Net cash provided by (used in) investing activities:	(3)	(7,885)	(3,471)	4	(11,355)

Cash flows from financing activities:
Equity contribution from parent	—	—	4	(4)	—
Proceeds from issuance of long-term debt	—	53,900	1,465	—	55,365
Repayment of long-term debt	—	(31,193)	(3,821)	—	(35,014)
Advances (to)/from affiliates	997	(1,691)	1,825	(1,131)	—
Deferred financing costs and other	—	(2,284)	—	—	(2,284)

Net cash provided by (used in) financing activities:	997	18,732	(527)	(1,135)	18,067

Effect of exchange rates on cash and cash equivalents	—	—	(221)	—	(221)

Net increase in cash and cash equivalents	—	1,395	(4,718)	—	(3,323)
Cash and cash equivalents at beginning of period	—	4,460	21,432	—	25,892

Cash and cash equivalents at end of period	$—	$5,855	$16,714	$—	$22,569

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(55,460)	$(10,512)	$(33,666)	$44,178	$(55,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	260	9,910	12,515	—	22,685
Deferred marine inspection costs	—	(4,082)	(4,263)	—	(8,345)
Deferred income taxes	(377)	—	(1,988)	—	(2,365)
Equity in net earnings (loss)	44,926	(748)	—	(44,178)	—
Loss on early retirement of debt	—	—	—	—	—
Loss (gain) on sales of assets	—	(479)	(5)	—	(484)
Loss on assets held for sale	—	—	5,225	—	5,225
Impairment of goodwill	364	—	28,276	—	28,640
Provision for doubtful accounts	—	60	—	—	60
Amortization of unearned compensation	—	—	—	—	—
Change in operating assets and liabilities:
Accounts receivable	603	2,096	(2,777)	—	(78)
Prepaid expenses and other current assets	(196)	134	(1,338)	—	(1,400)
Accounts payable and accrued expenses	49	2,013	(2,655)	—	(593)
Other, net	(7)	(229)	(259)	—	(495)

Net cash provided by (used in) operating activities	(9,838)	(1,837)	(935)	—	(12,610)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,344)	(11,215)	—	(13,559)
Proceeds from sales of assets	—	619	8	—	627
Dividends received from subsidiaries	1,042	—	—	(1,042)	—
(Increase) decrease in restricted cash	—	—	319	—	319
Other	(6,065)	—	1,109	6,065	1,109

Net cash provided by (used in) investing activities	(5,023)	(1,725)	(9,779)	5,023	(11,504)

Cash flows from financing activities:
Equity contribution from parent	—	—	6,065	(6,065)	—
Proceeds from issuance of long-term debt	—	11,094	32,034	—	43,128
Repayment of long-term debt	—	—	(23,062)	—	(23,062)
Dividends paid to parent	—	—	(1,042)	1,042	—
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Advances (to)/from affiliates	14,861	(10,874)	(3,987)	—	—
Deferred financing costs and other	—	(138)	(184)	—	(322)

Net cash provided by (used in) financing activities	14,861	3,011	9,824	(5,023)	22,673

Effect of exchange rates on cash and cash equivalents	—	—	(207)	—	(207)

Net increase (decrease) in cash and cash equivalents	—	(551)	(1,097)	—	(1,648)
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$2,420	$6,097	$—	$8,517

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview and Significant Events

For a description of the Company’s cash position and available liquidity as of June 30, 2004, please refer to the “Liquidity and Capital Resources” section included in this Item 2.

During the second quarter of 2004, the Company continued to suffer operating losses due to weak demand for its vessels in the Gulf of Mexico and North Sea market areas. Day rates for the Company’s vessels continued to decline to three-year lows, while utilization remained depressed. As a result, the Company began implementing a financial and operational restructuring plan in order to preserve liquidity. The financial restructuring is discussed in more depth herein. With regard to its operations, the Company has initiated a cost reduction program and intends to relocate vessels to relatively stronger markets in an effort to improve operating results and cash flows. The Company cannot provide any assurance that market conditions in its key markets will improve, that relocated vessels will experience higher day rates or improved utilization in the future, or that its restructuring efforts will succeed.

On April 28, 2004, Standard & Poor’s Ratings Services (“S&P”) placed the Company’s corporate rating on creditwatch, with negative implications. On May 17, 2004, S&P lowered both the corporate rating and the 8 7/8% senior notes due 2012 (the “Senior Notes”) rating to D. On May 11, 2004, Moody’s Investors Service (“Moody’s”) announced a reduction in the corporate implied rating from Caa2 to Ca, and a reduction in the Senior Notes rating from Caa3 to Ca.

Negative operating results and cash flows since 2002 have led the Company to design and complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and refinanced its U.S. revolving credit facility in February 2004. The Company entered into a senior secured credit facility (the “2004 Term Loan”) which increased available liquidity and eliminated restrictive financial maintenance covenants. From the net proceeds of the 2004 Term Loan of $51.4 million, the Company used $31.0 million to repay and retire the U.S. revolving credit facility, and is using the remaining funds to fund operating, capital and debt service requirements.

As previously reported in the Company’s 2003 annual report on Form 10-K, the Company’s financial results and position have continued to deteriorate since 2002, principally due to its leveraged condition, continued operating losses, and negative cash flows. In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it had sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. This initiative has resulted in the decision not to pay the $11.1 million cash interest payment on its Senior Notes, which was due on May 15, 2004. Since the Company did not remit payment before the expiration of the 30-day grace period, the Company is currently in default under the Senior Notes indenture. Since an event of default under the Senior Notes indenture has occurred, the trustee or holders of greater than 25% of the notes can declare the notes immediately due and payable, or pursue any other remedy available to collect the payment of principal and accrued interest, including any default interest. As of August 6, 2004, the maturity of the Senior Notes has not been accelerated. However, as a result of the occurrence of an event of default, the entire outstanding principal balance of the Senior Notes has been classified as a current liability in the accompanying condensed consolidated balance sheet. Since May 2004, the Company has held and continues to hold discussions regarding a restructuring with an ad hoc committee of holders of at least 80 percent of the Senior Notes and their financial and legal advisors, but as of August 6, 2004, no agreement had been reached. The Company cannot provide any assurance that an agreement will be reached or that the maturity of the Senior Notes will not be accelerated.

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

On June 28, 2004, the Company announced it had reached an agreement (the “Pledge Agreement”) with General Electric Capital Corporation (“GECC”) to provide $1.7 million in cash in lieu of letters of credit to secure payment and performance pursuant to its master bareboat charter agreement with GECC dated September 30, 2002 (the “Master Charter”). The Company became obligated to provide the additional security when, on March 11, 2004, the Company’s S&P corporate credit rating was downgraded below the B- level. Under the Master Charter, the Company was required to provide a supplemental letter of credit within 30 days of receiving notice from GECC to secure its obligations under the Master Charter. However, due to the Company’s inability to provide the additional letters of credit in a timely manner due to restrictions in other debt agreements, GECC agreed to accept $1.7 million in cash deposits, plus forbearance fees. As a result of reaching an agreement with GECC, the Company is currently not in default of the Master Charter. If the Senior Note holders or the Company’s other lenders were to accelerate the maturities of their respective outstanding debt balances, the Company would be in default of the cross-default provisions of the Master Charter. However, as part of the Pledge Agreement GECC also agreed to forbear for six months from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes.

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

While the Company is in the process of restructuring, investments in its securities will be highly speculative. Shares of the Company’s common stock may have little or no value. The value of its Senior Notes is significantly impaired and may be further impaired. If the Company is unable to accomplish a financial restructuring outside the protection of bankruptcy laws, it may be forced to seek the protection of the bankruptcy laws. To the extent the Company and its creditors reach agreement on the terms of a plan of reorganization, it may be necessary to implement the plan through the bankruptcy court.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Average Day Rates: (1)
Supply (Gulf class)	$4,303	$4,942	$4,295	$5,094
Supply/Anchor Handling (North Sea)	10,271	11,911	10,360	11,223
Crew/line handling	2,466	2,984	2,480	2,873

Utilization: (2)
Supply (Gulf class)	46%	56%	45%	52%
Supply/Anchor Handling (North Sea)	77%	88%	72%	84%
Crew/line handling	89%	65%	87%	67%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0	48.0	48.0
Supply/Anchor Handling (North Sea)	19.0	20.0	19.0	20.0
Crew/line handling	17.0	18.0	17.0	17.9

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

Our revenues for the second quarter of 2004 were $25.7 million compared to $34.5 million in the second quarter of 2003. The 25% decrease in comparable period revenues was a result of lower average vessel day rates and utilization, specifically in the Gulf class supply boats and the North Sea AHTS vessels. Also, the Company sold one of its larger North Sea vessels in September 2003, which generated approximately $1.5 million in revenues during the second quarter of 2003.

For the Gulf class supply vessels, average day rates decreased 13% from $4,942 in the second quarter of 2003 to

$4,303 in the second quarter of 2004. Utilization also decreased for these vessels from 56% in the second quarter of 2003 to 46% in the second quarter of 2004. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea PSVs and AHTSs, average day rates declined 14% from $11,911 in the second quarter of 2003 to $10,271 in the second quarter of 2004. Utilization decreased from 88% in the second quarter of 2003 to 77% in the second quarter of 2004, in large part due to reduced demand for AHTS vessels during the second quarter of 2004.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the second quarter of 2004 to the second quarter of 2003. Day rates decreased 17% from $2,984 in the second quarter of 2003 to $2,466 in the second quarter of 2004, while utilization increased from 65% in the second quarter of 2003 to 89% in the second quarter of 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long-term basis during the third quarter of 2003.

Direct vessel operating expenses decreased 9% from $21.3 million in the second quarter of 2003 to $19.4 million in the second quarter of 2004. The decrease is primarily due to decreases in labor-related costs and vessel maintenance and repairs, offset slightly by an increase in supplies expense during the second quarter of 2004. The reduction in labor costs is a result of an increase in the Norwegian government’s reimbursement of such costs, and the sale of the large North Sea vessel in September 2003.

General and administrative expenses increased 5% from $3.9 million to $4.1 million when comparing the second quarter of 2003 to the second quarter of 2004. General and administrative expenses also increased on a sequential quarter basis, increasing $0.5 million from $3.6 million in the first quarter of 2004. The increases in general and administrative expenses are primarily related to increased legal expenses and additional accounting-related costs. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

During April 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. During the second quarter of 2004, $1.7 million in restructuring costs were recorded. These costs included fees to its financial and legal advisors, and to its creditors’ financial and legal advisors while undertaking this restructuring.

Amortization of marine inspection costs increased $0.5 million from $2.6 million in the second quarter of 2003 to $3.1 million in the second quarter of 2004. This increase is due to timing of marine inspections during recent years.

The Company’s depreciation and amortization expense decreased $0.3 million, or 3%, from $8.7 million in the second quarter of 2003 to $8.4 million in the second quarter of 2004. Depreciation and amortization decreased primarily due to the sale of the Company’s large North Sea vessel in September 2003.

During the second quarter of 2003, the Company recorded a $28.6 million impairment charge related to its goodwill balance in accordance with SFAS No. 142. The majority of the charge related to the goodwill of our North Sea subsidiary, which the Company acquired in 1997.

During the quarter ended June 30, 2004, the Company evaluated its long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. No such impairments were recorded during the second quarter of 2003.

During the second quarter of 2004, the Company initiated steps to actively market and sell three of its older North Sea PSVs and its office building in Fosnavag, Norway. As a result of this decision, these assets are now classified as “held for sale.” The Company performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, a loss was necessary to reduce the book values of the three North Sea PSVs. The Company recorded a loss of $8.7 million during the second quarter of 2004. During 2003, the Company initiated steps to market and sell one of its larger North Sea AHTSs and its investment in a construction project in Brazil. The decisions to sell these assets led to a charge of $5.2 million on the assets during the second quarter of 2003.

Interest expense increased $2.8 million from $7.7 million in the second quarter of 2003 to $10.5 million in the second quarter of 2004. The increase is due to a one-time charge of $2.8 million during the second quarter of 2004 to accelerate the amortization of unamortized debt discounts on its Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default has occurred under both the Senior Notes and the 2004 Term Loan, and the debt is payable upon demand.

In addition, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, the Company accelerated the amortization on its deferred financing costs, included in other assets, to expense the remaining unamortized balance during the second quarter of 2004. The acceleration resulted in a charge of $7.2 million, which is included in amortization of deferred financing charges during the quarter ended June 30, 2004.

The Company recorded a consolidated income tax benefit in the second quarter of 2004 of $1.4 million, which is primarily related to the Company’s Norwegian operations. The Company’s income tax benefit in the second quarter of 2003 was $1.2 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2003 and 2004.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Our revenues for the first six months of 2004 were $49.3 million compared to $63.5 million in the first six months of 2003. The decrease in revenues of 22% versus the comparable period in 2003 was a result of lower average vessel day rates and utilization, specifically in the Gulf class supply boats and the North Sea AHTS vessels. Also, the Company sold one of its larger North Sea vessels in September 2003, which generated approximately $2.4 million in revenues during the first six months of 2003.

For the Gulf class supply vessels, average day rates decreased 16% from $5,094 in the first six months of 2003 to $4,295 in the first six months of 2004. Utilization also decreased for these vessels from 52% in the first six months of 2003 to 45% in the first six months of 2004. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea PSVs and AHTSs, day rates decreased 8% from $11,223 in the first six months of 2003 to $10,360 in the first six months of 2004. Utilization decreased from 84% in the first six months of 2003 to 72% in the first six months of 2004. The decrease in utilization was due to continued market pressure from competition and low levels of drilling activity. AHTS utilization decreased from 86% during the first six months of 2003 to 65% for the comparable period in 2004.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the first six months of 2004 to the first six months of 2003. Day rates decreased 14% from $2,873 in the first six months of 2003 to $2,480 in the first six months of 2004, while utilization increased from 67% in the first six months of 2003 to 87% in the first six months of 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long term basis during the third quarter of 2003.

Direct vessel operating expenses decreased 10% from $41.8 million in the first six months of 2003 to $37.5 million in the first six months of 2004. The decrease is primarily due to decreases in labor related costs and vessel maintenance and repairs during 2004. The reduction in labor costs is a result of an increase in the Norwegian government’s reimbursement of such costs, and the sale of the large North Sea vessel in September 2003.

General and administrative expenses were flat at $7.7 million for each six-month period. Increases to legal and accounting related costs and costs associated with new sales and operations offices in Mexico and Nigeria were offset by reduced payroll. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

During April 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. During the second quarter of 2004, $1.7 million in costs associated with the restructuring were recorded. These costs included fees to its financial and legal advisors, and to its creditors’ financial and legal advisors while undertaking this restructuring.

Amortization of marine inspection costs increased $1.0 million from $5.0 million in the first six months of 2003 to $6.0 million in the first six months of 2004. This increase is due to timing of marine inspections during recent years.

The Company’s depreciation and amortization expense decreased $0.5 million, or 3%, from $17.2 million in the first six months of 2003 to $16.7 million in the first six months of 2004. Depreciation and amortization decreased primarily due to the sale of the Company’s large North Sea vessel in September 2003.

During the second quarter of 2003, the Company recorded a $28.6 million impairment charge related to its goodwill balance in accordance with SFAS No. 142. The majority of the charge related to the goodwill of our North Sea subsidiary, which the Company acquired in 1997.

During the quarter ended June 30, 2004, the Company evaluated its long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. No such impairments were recorded during the second quarter of 2003.

During the second quarter of 2004, the Company initiated steps to actively market and sell three of its older North Sea PSVs and its office building in Fosnavag, Norway. As a result of this decision, these assets are now classified as “held for sale.” The Company performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, a loss was necessary to reduce the book values of the three North Sea PSVs. The Company recorded a loss of $8.7 million during the second quarter of 2004. During 2003, the Company initiated steps to market and sell one of its larger North Sea AHTSs and its investment in a construction project in Brazil. The decisions to sell these assets led to a charge of $5.2 million on the assets during the second quarter of 2003.

In February 2003 the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction.

Interest expense increased $2.3 million, or 15%, from $15.6 million in the first six months of 2003 to $17.9 million in the first six months of 2004. Included in interest expense during the second quarter of 2004 is a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on its Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default has occurred under both the Senior Notes and the 2004 Term Loan, and the debt is payable upon demand. In addition, although the Company’s average debt balance increased compared to the first six months of 2003, the Company was able to benefit from lower average variable interest rates on the Company’s NOK based debt.

In addition, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, the Company accelerated the amortization on its deferred financing costs, included in other assets, to completely expense the remaining unamortized balance during the second quarter of 2004. The acceleration resulted in a charge of $7.2 million, which is included in amortization of deferred financing charges during the quarter ended June 30, 2004.

The Company refinanced a portion of its U.S. dollar debt during February 2004 and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to its previous debt.

The Company recorded a consolidated income tax benefit in the first six months of 2004 of $2.0 million, which is primarily related to the Company’s Norwegian operations. The Company’s income tax benefit in the first six months of 2003 was $2.4 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2003 and 2004.

Liquidity and Capital Resources

See further discussion of liquidity and capital resources in the “Overview and Significant Events” section.

In accordance with U.S. GAAP, we have classified the NOK 800 million revolving credit facility (the “Trico Supply Bank Facility”) as a current liability in the June 30, 2004 condensed consolidated balance sheet. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. For future cash flow purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as the Company is in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, the Company is not obligated to repay and retire any amounts outstanding under the facility during the next 12 months. The Company had NOK 410 million outstanding under this facility as of June 30,

2004 ($59.1 million) and December 31, 2003 ($61.5 million). The facility has a final maturity of September 2009. The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments.

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment and provide working capital to support our operating activities.

At June 30, 2004, we had approximately $30.6 million in cash, of which $22.6 million was unrestricted. In addition to cash on hand, the Company had NOK 270 million ($38.9 million) of committed capacity under our NOK Credit Facility. However, available borrowing capacity is limited to NOK 55.4 million ($8.0 million) as a result of financial covenants under such facility, primarily based on the ratio of funded debt to operating income plus depreciation and amortization of our North Sea operations on a trailing 12 month basis. The NOK Credit Facility availability reduces by NOK 40 million ($5.8 million) every March and September. If earnings were to decrease on a rolling 12 month basis, the facility’s availability would be further restricted.

In an effort to repatriate funds from Norway to the U.S. in a tax-efficient manner to support the cash needs of its U.S. operations, the Company initiated the process to reduce the paid-in capital in one of its Norwegian subsidiaries. The Company’s ability to complete this reduction in paid-in-capital depends on a number of factors, including:

•	Approval of the reduction by state and national regulating and taxing authorities in Norway

•	Availability of cash at the Norwegian subsidiary, or availability under the Trico Supply Bank Facility in order to generate funds for the transfer, and

•	The ability to maintain the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and Trico Supply Bank Facility following completion of the reduction

All of these factors will be required to be completed or resolved to enable the Company to repatriate from Norway. As stated above, the available borrowing capacity under the Trico Supply Bank Facility is limited to the U.S. dollar equivalent of $8.0 million at June 30, 2004. If additional funds are repatriated to the U.S., the availability under the Trico Supply Bank Facility would be further reduced since any amount repatriated would increase the ratio of funded debt to operating income plus depreciation and amortization, and could possible cause an event of default under this agreement or the NOK Term Loan.

If this reduction of paid-in capital is completed, the Company would be able to repatriate funds from Norway up to the amount of the approved reduction without incurring withholding or other taxes to improve working capital or for other corporate purposes. The Company is currently reviewing its options and needs with respect to liquidity, and as such, has not made any determination as to what amount if any would be repatriated upon the reduction of paid-in capital of the Norwegian subsidiary, or if the reduction of paid-in capital would be completed and there can be no assurance as to the success of such efforts.

During the first six months of 2004, $9.8 million in funds were used in operating activities compared to $12.6 million used in operating activities during the first six months of 2003. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows in the first six months of 2004 decreased by $2.8 million compared to the first six months of 2003 primarily due to a $14.2 million reduction in revenues, causing a decrease in net income before special charges. The cash flow effect of the decreases in revenues was offset by a large increase in the Company’s interest accrual, related to the decision not to pay an $11.1 million interest payment due under its Senior Notes in May 2004. Significant non-cash impairment and accelerated amortization charges were recorded in each period six month period.

In the first six months of 2004, $11.4 million was used in investing activities, compared with $11.5 million used in investing activities in the first six months of 2003. The minor decrease of funds used in investing activities during the first six months of 2004 was the result of a greater amount of cash used for escrow and other restricted purposes, offset by a $8.7 million reduction of property and equipment purchases due to no vessels being under construction during the first six months of 2004. The reduction of new property purchases is a direct result of the Company’s liquidity enhancement plan enacted during 2003.

Cash provided from financing activities was $18.1 million in the first six months of 2004 compared to $22.7 million provided by financing activities in the first six months of 2003. This increase in cash provided by financing activities is largely due to the 2004 Term Loan, which generated $51.4 million in net proceeds, of which $31.0 million was used to repay and retire the Bank Credit Facility. Also, the Company received $2.9 million in cash from financing activities during the first quarter of 2003 from a sale-leaseback transaction. No such transactions occurred in 2004.

The Company’s liquidity generally depends on cash provided by operating activities, currently planned asset sales, its Trico Supply Bank Facility, and the ability to comply with its credit agreements described in Notes 12 and 13. On a consolidated basis, cash flow from operations has been negative since 2002. The Company may not be able to rely on the Trico Supply Bank Facility to support operations due to restrictions on transfers of funds from Norway and limitations in the facility’s availability. In an effort to maintain adequate funds for operations in the U.S., the Company has initiated the process of repatriating funds from Norway, however, there are substantial obstacles which the Company must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

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

Both Moody’s and S&P now categorize the Senior Notes credit rating in either the “highly speculative” or “in default / arrears” categories. Because of the Company’s credit ratings, we will have difficulty obtaining financing and the cost of obtaining any additional financing or refinancing existing debt will be increased significantly.

The following table summarizes our contractual commitments, as of June 30, 2004, related to the principal repayments and fixed interest payments on our debt, leases and other arrangements for the periods indicated below (in thousands).

Description	6 Months ending December 31, 2004	12 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	Thereafter	Total
Debt (1)	$366,278	$4,670	$19,804	$1,258	$1,258	$1,258	$5,658	$400,184
Interest on fixed rate debt (2)	11,326	22,993	22,821	22,725	22,649	22,572	56,249	181,335
Operating leases	641	1,196	1,198	1,182	1,125	1,124	3,219	9,685
Vessel construction	—	—	—	—	—	—	—	—

Total	$378,245	$28,859	$43,823	$25,165	$25,032	$24,954	$65,126	$591,204

(1)	Included in the debt repayments due in the six months ended December 31, 2004 are amounts due under the Senior Notes and 2004 Term Loan since both facilities are payable upon demand. Also included is the Trico Supply Bank Facility which the Company considers to be a long-term source of funds, but which must be classified as a current liability due to U.S. GAAP regulations.
(2)	“Interest on fixed rate debt” does not include interest accruing on interest that is in arrears under the Senior Notes.

As of June 30, 2004, the Company had approximately $400.2 million of debt outstanding with a weighted average interest rate of 7.5%. This debt balance and weighted average interest rate do not give effect to the interest accruing on the overdue installment of Senior Notes interest, which is being accrued at a rate of 9.875%.

Approximately 20% of the Company’s total debt is payable in NOK, while 80% is payable in U.S. Dollars (USD). At June 30, 2004, the Company had approximately $265.7 million (or 66%) of fixed rate debt and approximately $134.5 million (or 34%) of variable rate debt. The Company’s fixed interest rates range from 6.08% to 8.875% (excluding interest accruing on interest payments in arrears at 9.875%). The Company’s variable rate debts are indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors.

As mentioned in the “Overview and Significant Events”, as of June 30, 2004, the outstanding principal balances under the Senior Notes and the 2004 Term Loan are categorized as current liabilities in the condensed consolidated balance sheet since the Company is in default of both agreements. The Company’s Trico Supply Bank Facility is also classified as a current maturity in accordance with U.S. GAAP regulations.

The Company has issued standby letters of credit totaling $6.3 million as of June 30, 2004. As a result of the provisions within the letter of credit agreements, the Company posted the entire balance of standby letters of credit plus 5% ($6.6 million) into an escrow deposit fund upon repayment and retirement of the Bank Credit Facility in February 2004. In addition, the Company made a $1.7 million cash deposit with GECC in June 2004, which is included in “Other assets”.

At June 30, 2004, the Company does not have any planned capital expenditures other than approximately $3.4 million to fund the dry docking of vessels and $0.8 million to fund other improvements, to be incurred during the six month period ending December 31, 2004.

During the quarter ended June 30, 2004, the Company mobilized one vessel each from the North Sea and Gulf of Mexico markets into West Africa. In order to complete mobilizations of this type, the Company must provide for certain costs including fuel and transportation charges, and if necessary, perform certain regulatory tasks in order to deliver a vessel into a new market. As part of its new business plan, the Company anticipates relocating vessels to other markets and may incur mobilization costs in the remaining six months of 2004.

Common stock listing:

On June 14, 2004, the Company announced that it had received notice from the NASDAQ Listing Qualifications Staff that the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). If the Company cannot demonstrate compliance with the minimum bid price requirement rule or meet certain other requirements on or before December 6, 2004, the NASDAQ Listing Qualifications Staff will provide written notice that the Company’s common stock will be delisted or moved to The NASDAQ SmallCap Market.

Age of Vessels:

As of June 30, 2004, the average age of our vessels was 17 years. The vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, the Company calculates the vessel’s age based on an average of the construction date and the refurbishment date. As the age of the Company’s fleet increases, additional funds will need to be required for ongoing maintenance to keep the Company’s vessels in good operating condition.

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

We consider certain accounting policies to be critical policies due to the significant judgement, estimation processes and uncertainty involved for each in the preparation of our condensed consolidated financial statements. We believe the following represent our critical accounting policies.

Accounting for long-lived assets. We have approximately $438.7 million in net property and equipment (excluding assets held for sale) at June 30, 2004, which comprises approximately 81% of total Company assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values and when necessary, impairment charges (see below for discussion of impairment policy).

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

Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations. If market conditions were to decline in any markets in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets in that market. The Company’s most recent test was performed as of June 30, 2004, which resulted in an impairment charge of $8.6 million.

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

Deferred Tax Valuation Allowance. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. deferred tax asset. Since then, the Company has continued to book a full valuation allowance against all U.S. deferred tax assets.

Deferred marine inspection costs. We record the cost of major scheduled drydockings in connection with regulatory marine inspections for our vessels as deferred charges. We amortize deferred marine inspection costs over the expected periods of benefit, typically ranging from two to five years. Non-regulatory drydocking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology, and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory drydocking expenditures are expensed in the period in which they are incurred.

New Accounting Standards:

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	the risks related to our proposed restructuring;

•	we are in default of the Senior Notes indenture and 2004 Term Loan agreement, both of which could be declared immediately due and payable

•	the effect of high levels of debt and the effects of downgrading of the Company’s debt by rating agencies;

•	dependence on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness;

•	our ability to repatriate funds from Norway to fund our U.S. operations;

•	dependence on the oil and gas industry, including the volatility of prices of oil and gas, industry perceptions about future oil and gas prices and their effect on industry conditions;

•	industry volatility, including the level of offshore drilling and development activity and changes in the size and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;

•	operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

•	the effect on our performance of regulatory programs and environmental matters;

•	the highly competitive nature of the offshore vessel industry;

•	the age of our fleet;

•	seasonality of the offshore industry;

•	the high fixed cost nature of our business;

•	the risks of international operations, including currency fluctuations, risk of vessel seizure and political instability; and

•	the continued active participation of our executive officers and key operating personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2004, other than those outlined elsewhere in this document. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2003 Annual Report on Form 10-K in conjunction with the below information. In addition to the market risks contained in the Company’s 2003 Annual Report on Form 10-K, in connection with the restructuring, our interest rates could increase substantially.

ITEM 4. CONTROLS AND PROCEDURES

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal controls over financial reporting as of June 30, 2004, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes with reasonable assurance that, as of June 30, 2004, its system of internal controls over financial reporting met those criteria. In addition, there have been no material changes to the Company’s system of internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PRECEEDINGS

Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana. The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. The lawsuit alleges that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. The Company denies the plaintiffs’ allegations and intends to vigorously defend the lawsuit. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with this lawsuit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company’s restructuring initiatives led to the decision to withhold the $11.1 million interest payment due on the 8 7/8% senior notes due 2012 (the “Senior Notes”) in May 2004. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company is in default under the Senior Notes indenture. The Company is obligated to pay interest on the overdue installment of interest at a rate of 9 7/8%. As of the date of this report, the total amount in arrears is $11.3 million.

The Company’s default under the Senior Notes indenture triggered a cross-default under the Company’s $55 million term loan agreement (the “2004 Term Loan”). The Company continues to pay interest under the 2004 Term Loan as it comes due, and there are no amounts in arrears as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on May 24, 2004.

(b)	At the Annual Meeting, H.K. Acord, James C. Comis III and Edward C. Hutcheson, Jr. were re-elected to serve until the annual meeting of stockholders for the year 2007. In addition to the directors elected at the Annual Meeting, the terms of Joseph S. Compofelice, Thomas E. Fairley, J. Landis Martin, Ronald O. Palmer and Robert N. Sheehy, Jr. continued after the Annual Meeting.

(c)	At the Annual Meeting, holders of shares of the Company’s common stock elected three directors with the number of votes cast for and withheld for such nominees as set forth below. There were no abstentions and no broker non-votes totaled.

Name	For	Withheld
H.K. Acord	25,975,593	1,021,830

James C. Comis III	21,921,506	5,075,917

Edward C Hutcheson, Jr.	25,096,568	1,900,855

At the Annual Meeting, holders of shares of the Company’s common stock also (i) approved the Trico Marine Services, Inc. Directors Stock Plan and (ii) ratified the appointment of PricewaterhouseCoopers LLP, certified public accountants, as the Company’s independent auditors for the fiscal year ending December 31, 2004 with the number of votes as set forth below:

Trico Marine Services, Inc. Directors Stock Plan

For	Withheld	Abstain	Broker Non-Votes
11,293,805	1,768,814	32,703	13,902,101

Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Auditors for the Fiscal Year Ending December 31, 2004

For	Withheld	Abstain	Broker Non-Votes
25,086,086	1,883,989	27,348	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company.[1]

3.2	By Laws of the Company.[1]

4.1	Specimen Common Stock Certificate.[2]

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officers’ certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i)	On April 27, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing the naming of a non-executive Chairman and the exploration of strategic alternatives to address financial challenges.

(ii)	On May 12, 2004, we filed a report on Form 8-K, reporting under Items 7, 9 and 12, announcing the election to postpone a note interest payment and reporting the first quarter operating results.

(iii)	On June 14, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing receipt of a notice from the NASDAQ Listing Qualifications Staff.

(iv)	On June 16, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing the election not to make the payment of interest due under its outstanding senior notes.

(v)	On June 29, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing an agreement with General Electric Capital Corporation.

[1]	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 1997 and filed with the Commission on August 1, 1997.
[2]	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-2990).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.

Date: August 6, 2004	By:	/s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial Officer