Form 10-Q
period 2004-09-30
TRICO MARINE SERVICES INC
filed 2004-11-09
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at October 31, 2004 was 36,965,537.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of September 30, 2004 and December 31, 2003

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$20,286	$25,892
Restricted cash	1,209	1,708
Accounts receivable, net	28,130	30,451
Prepaid expenses and other current assets	1,935	1,501
Assets held for sale	4,249	—

Total current assets	55,809	59,552

Property and equipment:
Land and buildings	6,428	6,402
Marine vessels	625,526	661,729
Construction-in-progress	212	170
Transportation and other	5,139	4,628

	637,305	672,929
Less accumulated depreciation and amortization	195,436	185,910

Net property and equipment	441,869	487,019

Restricted cash - noncurrent	6,672	—
Other assets	30,886	38,620

Total assets	$535,236	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$363,695	$66,266
Accounts payable	6,001	6,190
Accrued expenses	6,660	6,352
Accrued insurance reserve	4,135	4,497
Accrued interest	20,422	3,656
Income taxes payable	291	331

Total current liabilities	401,204	87,292

Long-term debt, net of discounts	31,522	313,900
Deferred income taxes	37,855	39,772
Other liabilities	2,120	2,196

Total liabilities	472,701	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 and 36,982,569 shares issued and 36,965,537 and 36,910,537 shares outstanding at September 30, 2004 and December 31, 2003	370	370
Additional paid-in capital	338,071	338,007
Accumulated deficit	(292,193)	(214,845)
Unearned compensation	(136)	(127)
Cumulative foreign currency translation adjustment	16,424	18,627
Treasury stock, at par value, 72,032 shares at September 30, 2004 and December 31, 2003	(1)	(1)

Total stockholders’ equity	62,535	142,031

Total liabilities and stockholders’ equity	$535,236	$585,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Charter hire	$29,455	$31,537	$78,668	$94,957
Other vessel income	33	46	135	129

Total revenues	29,488	31,583	78,803	95,086

Operating expenses:
Direct vessel operating expenses and other	19,072	18,879	56,613	60,659
General and administrative	4,936	3,666	12,613	11,395
Restructuring costs	2,627	—	4,325	—
Amortization of marine inspection costs	2,632	2,769	8,645	7,741
Depreciation and amortization expense	7,983	7,990	24,657	25,166
Impairment of goodwill	—	—	—	28,640
Impairment of long-lived assets	—	—	8,584	—
Loss on assets held for sale	—	940	8,674	6,165
Gain on sales of assets	(12)	(732)	(1)	(1,216)

Total operating expenses	37,238	33,512	124,110	138,550

Operating loss	(7,750)	(1,929)	(45,307)	(43,464)

Interest expense	(7,884)	(7,509)	(25,812)	(23,093)
Amortization of deferred financing costs	(56)	(246)	(7,756)	(717)
Loss on early retirement of debt	—	—	(618)	—
Other income (loss), net	(42)	(15)	592	(250)

Loss before income taxes	(15,732)	(9,699)	(78,901)	(67,524)

Income tax expense (benefit)	436	(194)	(1,553)	(2,559)

Net loss	$(16,168)	$(9,505)	$(77,348)	$(64,965)

Basic loss per common share:
Net loss	$(0.44)	$(0.26)	$(2.10)	$(1.79)

Average common shares outstanding	36,890,102	36,413,913	36,867,964	36,320,046

Diluted loss per common share:
Net loss	$(0.44)	$(0.26)	$(2.10)	$(1.79)

Average common shares outstanding	36,890,102	36,413,913	36,867,964	36,320,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Net loss	$(77,348)	$(64,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,959	33,723
Deferred marine inspection costs	(8,955)	(10,123)
Deferred income taxes	(1,521)	(2,559)
Loss on early retirement of debt	618	—
Loss (gain) on sales of assets	(1)	(1,216)
Loss on assets held for sale	8,674	6,165
Impairment of goodwill	—	28,640
Impairment of long-lived assets	8,584	—
Provision for doubtful accounts	535	90
Amortization of unearned compensation	55	6
Change in operating assets and liabilities:
Accounts receivable	1,617	7,656
Prepaid expenses and other current assets	(440)	(1,181)
Accounts payable and accrued expenses	16,584	(17)
Other, net	(970)	(354)

Net cash used in operating activities	(8,609)	(4,135)

Cash flows from investing activities:
Purchases of property and equipment	(5,295)	(25,737)
Proceeds from sales of assets	3,822	54,390
Increase in restricted cash	(6,165)	(7,319)
Other, net	42	937

Net cash (used in) provided by investing activities	(7,596)	22,271

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,365	50,763
Repayment of long-term debt	(42,315)	(50,957)
Deferred financing costs and other	(2,284)	45
Proceeds from sale-leaseback transactions	—	2,929

Net cash provided by financing activities	10,766	2,780

Effect of exchange rate changes on cash and cash equivalents	(167)	(163)
Net increase (decrease) in cash and cash equivalents	(5,606)	20,753
Cash and cash equivalents at beginning of period	25,892	10,165

Cash and cash equivalents at end of period	$20,286	$30,918

Supplemental cash flow information:
Income taxes paid	$17	$14

Interest paid	$6,112	$20,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(16,168)	$(9,505)	$(77,348)	$(64,965)
Other Comprehensive Income (loss):
(Loss) gain on foreign currency translation	5,706	6,445	(2,203)	(5,084)

Comprehensive Loss	$(10,462)	$(3,060)	$(79,551)	$(70,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Financial Statement Presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to current presentations.

2. Restatement:

Following the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”), the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) selected the 2003 Form 10-K for review. The SEC commented that Statement of Financial Accounting Standards (“SFAS”) No. 6, “Classification of Short-Term Obligations Expected to be Refinanced – an amendment of ARB No. 43, Chapter 3A” appeared to apply to the Company’s Norwegian Kroner (“NOK”) 800 million revolving credit facility (the “Trico Supply Bank Facility”). After consultations with the staff members of the SEC and a review of the Trico Supply Bank Facility, the SEC advised, and the Company and its auditors agreed, that the outstanding balance of the facility should technically be classified as a current liability in accordance with SFAS No. 6 since the facility contains a subjective acceleration clause (material adverse change clause) and the agreement language replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 365 million ($54.3 million) and NOK 410 million ($61.5 million) outstanding under this facility as of September 30, 2004 and December 31, 2003, respectively. The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments, and does not affect the liquidity position of the Company for any period previously reported.

3. Liquidity

The Company is in the process of negotiating a major restructuring. This process, which is described in more detail below and in Note 4, will, if consummated, result in the exchange of all $250 million in outstanding 8 7/8% senior notes due 2012 (the “Senior Notes”) and the outstanding unpaid interest ($19.9 million at September 30, 2004) for 100% of the new equity of the Company, subject to dilution by warrants issued to existing common stockholders and options to employees.

In connection with the restructuring, and in an effort to address liquidity issues relating to the Company’s operations while in a Chapter 11 case and following the completion of the restructuring, the Company is also negotiating to replace the 2004 senior secured credit facility (the “2004 Term Loan”) with a new secured term loan and revolving credit facility in the U.S.

The Company is attempting to arrange a debtor-in-possession financing facility (the “DIP Facility”) consisting of a non-amortizing $55 million term loan and a $20 million revolving line of credit. Under the terms of the proposal the Company is currently considering, the proposed borrowers would be the Company’s two primary U.S. subsidiaries, and the loans would be guaranteed by the Company and all domestic and foreign wholly-owned subsidiaries of the Company, excluding Trico Shipping AS. Interest would accrue at variable rates, plus a margin, subject to floors. If the Company is successful in arranging the DIP Facility, and if the DIP Facility is approved by the bankruptcy court, the proceeds of the term loan portion of the DIP Facility would be used to pay in full, without penalty or premium, all amounts currently due pursuant to the Company’s 2004 Term Loan.

Upon completion of the Chapter 11 case, provided that the Company meets certain conditions precedent to financing, the DIP Facility would convert to an exit term loan and exit revolving facility (the “Exit Facility”) in a similar amount subject to certain terms and conditions. The Exit Facility currently under negotiation by the Company would be subject to equal amortization requirements of $5 million commencing on the second anniversary of the Exit Facility effective date, with a final bullet installment of $40 million on the fifth anniversary of the effective date. The proposed Exit Facility would include fees on the unused portion of the exit revolving facility, as well as other customary fees. Any proposed Exit Facility would be subject to customary financial covenants, as well as covenants that restrict additional indebtedness and restrict uses of cash.

There can be no assurance as to the Company’s ability to successfully arrange or place the proposed DIP Facility and/or Exit Facility, or whether such facilities will be available on terms that are attractive to the Company, or at all.

Factors leading to the restructuring, as well as a discussion of the Company’s liquidity position at September 30, 2004, are described below.

Negative operating results and cash flows since 2002 have led the Company to design and complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and 2004 and refinanced its U.S. revolving credit facility in February 2004. After taking these measures, the Company’s liquidity position continued to deteriorate, primarily due to extremely low demand for its vessels in its key markets.

In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it had sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. This initiative resulted in the decision not to pay the $11.1 million cash interest payment on its Senior Notes, which was due on May 15, 2004. As a result of the occurrence of an event of default, the entire outstanding principal balance of the Senior Notes has been classified as a current liability in the accompanying condensed consolidated balance sheet. During September 2004, the Company announced that it had reached a consensual restructuring agreement with the holders of more than 67 percent of the Senior Notes. Based on the agreement, the Company believes it has the support of the requisite body of the holders of the Senior Notes to implement the restructuring through a prepackaged or prearranged bankruptcy case, as discussed in more detail in Note 4.

The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the Company’s 2004 senior secured credit facility (the “2004 Term Loan”). Since an event of default has occurred under the 2004 Term Loan agreement, the holders of more than 50% of the unpaid principal or the administrative agent may declare the outstanding balance, including accrued interest, immediately due and payable. As a result of the Company’s default, the entire outstanding principal balance of the 2004 Term Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet. On September 20, 2004, the Company announced it had received a notice of default and guarantee demand from the 2004 Term Loan’s administrative agent. According to the terms of the proposed restructuring discussed in more detail in Note 4, the 2004 Term Loan balance will not be impaired.

The costs associated with the Company’s restructuring initiatives will continue to have a significant negative impact on the Company’s cash flows in the near term. The Company has spent approximately $0.8 million per month in fees, which have been expensed as incurred, to pay its financial and legal advisors, and its creditors’ financial and legal advisors while undertaking this restructuring. In addition to the monthly fees, the Company has agreed to pay approximately $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes upon consummation of a reorganization. These success fees will be accrued once the advisors have met the criteria for the fee under the agreement, which includes approval of the restructuring by the Bankruptcy court. There can be no assurance that any measures achieved will result in sufficient improvement to the Company’s financial position.

In addition to the balance sheet restructuring, the Company has also implemented steps to reorganize and improve the Company’s operations, including mobilizing vessels into more attractive markets, sales of older, less marketable vessels and cost reductions. The Company’s currently planned asset sales include the two oldest vessels in its North Sea class fleet. The Company is also exploring forming joint ventures in an effort to develop or expand its presence in growing international markets.

The Company’s liquidity and the ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand, including repatriating cash from its foreign subsidiaries; (ii) the Company’s ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) the ability to comply with the credit agreements described in Notes 13 and 14, and (v) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

In general, the Company operates through two primary operating segments, the U.S. Gulf of Mexico and the North Sea. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime preclude the Company from effectively transferring the financial resources from one segment for the benefit of the other. Over the past three years, the Company’s U.S. Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt burden, and has not been able to utilize the financial resources of its North Sea operating segment, which carries a lower level of debt. In an effort to maintain adequate funds for operations in the U.S., the Company has initiated the process of repatriating funds from Norway; however, there are substantial obstacles which the Company must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

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

4. Proposed Consensual Restructuring Agreement with Holders of the Senior Notes

The Company has not made any adjustments for the proposed restructuring transactions discussed below in any financial statement presented in this Form 10-Q. The Company has reported the Senior Notes balance at its original unimpaired balance, and has continued to record and accrue interest expense for the Senior Notes through September 30, 2004 at the stated rates, as affected by default premiums.

During September 2004, the Company announced that it had reached a consensual restructuring agreement with the holders of more than 67 percent of the Senior Notes. Based on this agreement, the Company believes it has the support of the requisite body of the holders of the Senior Notes to implement the restructuring through a prepackaged or prearranged bankruptcy case. The parties to the restructuring agreement have signed binding agreements to support the restructuring on proposed terms, subject to finalization of definitive agreements and related documentation and the satisfaction of certain specified conditions. A summary of the terms of the financial restructuring follows:

•	Each holder of the Senior Notes would receive, in exchange for its total claim (including principal and interest), its pro rata portion of 100% of the fully diluted new common stock of reorganized Trico Marine Services, Inc. (“Reorganized TMAR”), before giving effect to (i) the exercise of the warrants described below and (ii) a new employee option plan.

•	Holders of the Company’s existing common stock would receive, on a basis to be determined, equity warrants that are exercisable into, in the aggregate, 10% of Reorganized TMAR’s common stock (before giving effect to the new employee option plan). The equity warrants would be structured as follows:

•	One tranche of warrants exercisable into 5% of Reorganized TMAR’s common stock (before giving effect to the new employee option plan), with a five-year term beginning on the consummation of a plan of reorganization, and set at a strike price equivalent to an equity valuation of $187.5 million.

•	One tranche of warrants exercisable into 5% of Reorganized TMAR’s common stock (before giving effect to the new employee option plan), with a three-year term beginning on the consummation of a plan of reorganization, and set at a strike price equivalent to an equity valuation of $250 million.

•	On the effective date of a plan of reorganization, the sole equity interests in Reorganized TMAR would consist of new common stock issued to the holders of the Senior Notes, the equity warrants described above, and equity options to be issued to employees.

•	The Company’s obligations under existing operating leases, or trade credit extended to the Company by its vendors and suppliers, would be unimpaired by the restructuring.

•	All of the respective obligations of the Company and its subsidiaries pursuant to its 2004 Term Loan would be unimpaired by the restructuring.

•	The Norwegian credit facilities, including the NOK term loan and the NOK revolving credit facility, both of which are obligations of the Company’s Norwegian subsidiaries/affiliates, would be unimpaired by the restructuring.

•	The 6.08% notes due 2006 (the “6.08% Notes”) and the 6.11% notes due 2014 (the “6.11% Notes”) issued by a domestic subsidiary of the Company would be unimpaired by the restructuring.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Under the terms of the restructuring agreement, Thomas Fairley will continue as the Company’s Chief Executive Officer and Trevor Turbidy will continue as the Company’s Chief Financial Officer. Joseph Compofelice will remain as the Company’s non-executive Chairman of the Board of Directors.

The financial restructuring would be effectuated through a prepackaged or prearranged Chapter 11 plan of reorganization of Trico Marine Services, Inc. (the parent) and its two primary U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. The Company does not anticipate, nor does the agreement contemplate, that any of its foreign subsidiaries, affiliates or assets would be subject to any Chapter 11 filing, bankruptcy proceeding or any other similar reorganization or insolvency proceeding.

The restructuring agreement reached between the Company and the applicable holders of the Senior Notes covers the broad economic terms of the financial restructuring and not all material terms expected to be contained in a plan of reorganization. The parties to the restructuring agreement have signed binding agreements to support the restructuring on the proposed terms, subject to finalization of definitive agreements and documentation and the satisfaction of certain specified conditions.

The Company is in the process of negotiating the final forms of the relevant plan documents with the holders of the Company’s Senior Notes and the 2004 Term Loan lenders. Following the negotiation of these documents, the Company plans to commence the solicitation of acceptances from all parties entitled to vote on the restructuring plan. If the Company receives properly completed ballots (that are not subsequently revoked) indicating acceptance of the restructuring plan in sufficient number and amount to meet the voting requirements prescribed by section 1126 of the bankruptcy code, the Company intends to file with the bankruptcy court voluntary petitions for relief under Chapter 11 of the bankruptcy code, and to seek, as promptly thereafter as practicable, confirmation of the plan. The effective date of the plan is expected to occur shortly after the bankruptcy court’s entry of the confirmation order. Given the inherent uncertainties associated with any restructuring process, there can be no assurance as to, at a minimum, (i) the timing of the commencement of solicitation, (ii) the commencement date of a Chapter 11 case, (iii) when and whether the plan will be approved, and/or (iv) when and whether the effective date of the plan will actually occur.

If the requisite acceptances to the plan are not received, the Company believes that it may have to file traditional, non-prepackaged petitions under Chapter 11 of the bankruptcy code. There can be no assurance, however, that the Company will be able to emerge from cases under Chapter 11 of the bankruptcy code in such circumstances, and they might be forced into liquidation under Chapter 7 of the bankruptcy code.

5. Restructuring costs:

Since April 2004, when the Company announced it had retained financial and legal restructuring advisors, the Company has incurred significant costs associated with the restructuring initiative. During the three and nine months ended September 30, 2004, the Company incurred restructuring charges of $2.6 million and $4.3 million, respectively, in fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. In addition to the monthly fees, the Company has agreed to pay approximately $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes upon consummation of a reorganization. These success fees will be accrued once the advisors have met the criteria for the fee under the agreement, which includes approval of the restructuring by the Bankruptcy court. The Company has also adopted a key employee retention plan, which calls for aggregate payments of $1.0 million payable based on service over a 15 month period. During the third quarter of 2004, the Company accrued approximately $0.1 million for the retention plan. These expenses are classified as “Restructuring costs,” an operating expense, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

6. Deferred financing costs and original issue discounts:

Since an event of default occurred under the Senior Notes indenture and the 2004 Term Loan agreement, the maturities under both facilities could be accelerated and the outstanding balances are payable immediately upon demand. As a result, the Company determined that there is substantial doubt about the future benefit the Company will receive from the deferred financing costs and original issue discounts associated with these debt offerings. Therefore, the Company expensed the remaining unamortized deferred finance cost balance of $7.2 million during the second quarter of 2004. This accelerated amortization is included in “Amortization of deferred finance costs” in the condensed consolidated statement of operations. In addition, the Company recorded a charge of $2.8 million during the second quarter of 2004 to accelerate the amortization of original issue discounts, which is included in “Interest expense” in the condensed consolidated statement of operations for the nine months ended September 30, 2004.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

7. Assets held for sale and sales of vessels:

During the second quarter of 2004, as a result of an inability to achieve adequate day rates and long-term contracts for some of the oldest North Sea vessels, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that have an average age of 28 years. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair value of the asset less transaction costs or commissions. Based on the Company’s estimates of fair value less transaction costs or commissions, the Company recorded a total charge of $8.7 million on the three North Sea vessels during the second quarter of 2004. One of the vessels being held for sale was sold on July 8, 2004 for approximately $3.7 million. No gain or loss was recognized on the date of the transaction since the vessel’s book value was equal to the net sales price as a result of the write-down in the second quarter. The remaining two vessels are still being actively marketed for sale.

The Company intends to enter into a sale or sale-leaseback transaction for its 14,000 square foot primary office in the North Sea to provide additional liquidity. Since the Company is intending to enter into a sale-leaseback transaction for the office building, it is not included in “Assets held for sale” due to requirements in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” regarding sale-leaseback transactions.

During October 2004, the Company began actively marketing a group of five linehandler vessels, currently operating in Brazil. The five vessels are not included in assets held for sale at September 30, 2004 due to the timing of the marketing effort.

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

In February 2003, the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction. In March 2003, the Company completed the sale-leaseback on a 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction. In July 2003, the Company sold one crew boat and one supply boat for approximately $0.9 million, and recognized a gain of approximately $0.7 million on the transactions.

8. Vessel impairments:

In accordance with the provisions of SFAS No. 144, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company performed an analysis as of September 30, 2004 and determined that events during the third quarter of 2004 did not indicate that a review for impairment was necessary.

However, due to changes to the Company’s operational restructuring plan as well as the continued low levels of day rates and utilization in the Company’s key market areas during the first half of the year, the Company determined that a test for impairment of its vessels was necessary as of June 30, 2004. The Company records impairment losses on long-lived assets held for use when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the second quarter of 2004, based on the Company’s updated estimates of cash flows, the Company recorded a charge of $8.6 million on three of its North Sea vessels

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

classified as held for use. If market conditions were to further deteriorate in any markets in which the Company operates or if vessels are mobilized into a new market with new cash flow estimates, it could require the Company to re-evaluate the recoverability of its long-lived assets in that market. In addition, if the Company decides to sell additional vessels in the future, further impairments may be required depending on the estimated selling prices of the vessels.

9. Earnings Per Share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ending September 30, 2004 and 2003 (in thousands, except share and per share data).

	Three Months Ended September 30,
	2004	2003
Basic EPS:
Loss available to common shares (numerator)	$(16,168)	$(9,505)

Weighted-average common shares outstanding (denominator)	36,890,102	36,413,913

Basic EPS	$(0.44)	$(0.26)

Diluted EPS:
Loss available to common shares (numerator)	$(16,168)	$(9,505)

Weighted-average common shares outstanding (denominator)	36,890,102	36,413,913
Effect of dilutive securities	—	—

Adjusted weighted-average shares	36,890,102	36,413,913

Diluted EPS	$(0.44)	$(0.26)

	Nine Months Ended September 30,
	2004	2003
Basic EPS:
Loss available to common shares (numerator)	$(77,348)	$(64,965)

Weighted-average common shares outstanding (denominator)	36,867,964	36,320,046

Basic EPS	$(2.10)	$(1.79)

Diluted EPS:
Loss available to common shares (numerator)	$(77,348)	$(64,965)

Weighted-average common shares outstanding (denominator)	36,867,964	36,320,046
Effect of dilutive securities	—	—

Adjusted weighted-average shares	36,867,964	36,320,046

Diluted EPS	$(2.10)	$(1.79)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

For the three and nine month periods ending September 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three and nine months ended September 30, 2004, 65,000 and 85,000 shares, respectively, of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three and nine months ended September 30, 2003, options to purchase 2,072,968 and 2,101,718 shares of common stock at prices ranging from $0.91 to $23.13 were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the three and nine months ended September 30, 2003, 60,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

10. Stock Based Compensation

The Company sponsors an employee stock-based incentive compensation plan, the “1996 Stock Incentive Plan” (the “1996 Plan”), and a non-employee director stock-based incentive compensation plan (the “Director Plan”). Please refer to the Company’s December 31, 2003 Annual Report on Form 10-K for a description of the 1996 Plan.

Under the Director Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted as unrestricted, fully vested shares. Each non-employee director is granted up to 20,000 shares each year, as determined by the Board of Directors, immediately following the annual meeting. The Compensation Committee administers the Plan. According to the Director Plan, Awards may be granted with respect to a maximum of 250,000 shares of common stock. As of September 30, 2004, 30,000 shares of stock had been granted under the Director Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(16,168)	$(9,505)	$(77,348)	$(64,965)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	17	6	55	6

Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax	(59)	(242)	(245)	(489)

Pro forma net loss	$(16,210)	$(9,741)	$(77,538)	$(65,448)

Net loss per common share:
Basic and Diluted - as reported	$(0.44)	$(0.26)	$(2.10)	$(1.79)

Basic and Diluted - pro forma	$(0.44)	$(0.27)	$(2.10)	$(1.80)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

11. Taxes:

The Company’s income tax for the three and nine months ended September 30, 2004 is comprised of a tax expense of $0.4 million and an income tax benefit of $1.6 million, primarily associated with its Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2004 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The Company’s effective income tax rate for the three and nine month periods ended September 30, 2004 was (3%) and 2%, respectively. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The ability to deduct amounts incurred as a result of the financial restructuring process is dependent on several factors including the ultimate restructuring alternative that is implemented. The Company believes that it has provided appropriately for the potential non-deductibility of these expenses and any change in circumstances should not have a material adverse impact on its financial statements. For the three and nine month periods ended September 30, 2003, the Company recorded benefits of $0.2 million and $2.6 million, respectively, and had effective income tax rates of 2% and 4%, respectively. The variances from the Company’s statutory rate in 2003 were caused by the same factors as in 2004, excluding deductibility of restructuring costs.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 14.8 million Real ($5.2 million at September 30, 2004). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax (which may include litigation at the Rio de Janeiro state court) proves unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.2 million Real ($0.8 million at September 30, 2004). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004 and is awaiting a ruling. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5.

12. Restricted cash and security deposits:

The Company segregates restricted cash due to the legal or other restrictions regarding its use. At September 30, 2004, the majority of the total restricted cash balance of $7.9 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility (see Note 13). Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.7 million has been classified as “Restricted cash – noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes.

In addition, the Company provided General Electric Capital Corporation (“GECC”) with cash as additional security under the master bareboat charter agreement with GECC (the “Master Charter”) in the amount of $1.7

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

million during the second quarter of 2004, which became necessary following an S&P credit rating downgrade below the B- level. Since GECC has custody and control of the cash, the $1.7 million security deposit is included in “Other assets”, a noncurrent asset, in the accompanying condensed consolidated balance sheet as of September 30, 2004.

13. Debt:

The Company’s debt consists of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Senior Notes, bearing interest at 8.875%, due May 2012	$250,000	$250,000
Revolving loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 2.99% at September 30, 2004) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($5.9 million) beginning March 2003 with balance of the commitment expiring September 2009.	54,258	61,508
Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or U.S. Prime rate plus 5%, at the Company’s option, plus a default premium of 2% (10.84% at September 30, 2004) collateralized by 43 Gulf class supply vessels. Principal is reduced by quarterly payments of $150,000 through 2007, $10.5 million in payments during 2008 and $42.3 million in 2009.	54,700	—
Revolving loan, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing, interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	—	31,000
Note payable, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels.	12,577	13,206
Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.05% at September 30, 2004), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	21,182	22,503
Note payable, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel.	2,500	3,750
Original issue discounts	—	(1,801)

	395,217	380,166
Less current maturities	363,695	66,266

Long-term debt	$31,522	$313,900

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Maturities on debt during the three month period ending December 31, 2004, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
3 Months ending December 31, 2004	$360,701
12 months ending December 31, 2005	4,738
12 months ending December 31, 2006	20,346
12 months ending December 31, 2007	1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
Thereafter	5,658

$395,217

Less Original Issue discounts	—

$395,217

As previously stated in Note 2, the Company has reclassified the entire outstanding balance of the Trico Supply Bank Facility as a current liability for presentation in accordance with SFAS No. 6 since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. The Company had NOK 365 million ($54.3 million) and NOK 410 million ($61.5 million) outstanding under this facility as of September 30, 2004 and December 31, 2003, respectively. The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments, and does not affect the liquidity position of the Company for any period previously reported.

On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bears interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option, plus a default premium of 2% (10.8% at September 30, 2004 including the default premium). Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company is not subject to financial maintenance covenants, but is subject to other covenants that place restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contains cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the 2004 Term Loan. Since an event of default has occurred under the 2004 Term Loan credit agreement, the holders of more than 50% of the unpaid principal or the administrative agent is able to declare the outstanding principal balance, including accrued interest, immediately due and payable. On September 20, 2004, the Company announced it had received a notice of default and guarantee demand from the 2004 Term Loan’s administrative agent. According to the terms of the proposed restructuring discussed in more detail in Note 4, the 2004 Term Loan balance will not be impaired. However, the Company is also proposing to refinance the 2004 Term Loan facility with a new secured term loan and revolving credit facility as part of the restructuring process. There can be no assurance as to the success of such efforts.

The 2004 Term Loan is collateralized by 43 vessels, together with the proceeds thereof (which represent substantially all of the Company’s U.S. Gulf class supply boats), a pledge of stock of the Company’s two primary U.S. subsidiaries, and the pledge of certain other collateral of the Company and its U.S. subsidiaries. The principal balance is reduced by quarterly principal payments of $0.2 million through 2007, payments of $10.5 million in 2008, and $42.3 million in 2009.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

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

On May 31, 2002, the Company issued $250 million of 8 7/8% senior notes due 2012 (the “Senior Notes”) pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). During September 2004, the Company announced that it had reached a consensual restructuring agreement with the holders of more than 67 percent of the Senior Notes. Based on the agreement, the Company believes it has the support of the requisite body of the holders of the Senior Notes to implement the restructuring through a prepackaged or prearranged bankruptcy case, as discussed in more detail in Note 4. The proposed restructuring plan would convert the entire Senior Notes balance into 100% of the outstanding common stock of the reorganized Company, subject to dilution by warrants issued to existing common stockholders and options to employees. The Company has not made any adjustments to the Senior Notes balance as of September 30, 2004 and continues to accrue interest at the stated rates. Because there has been no acceleration of the Senior Notes, the Company has not accrued any default interest on any outstanding principal amount of the Senior Notes. The Company’s has approximately $19.9 million in accrued interest related to the Senior Notes at September 30, 2004. The proposed restructuring plan does not require the cash payment of this accrued interest to the holders of the Senior Notes.

As of September 30, 2004, the entire $250 million of Senior Notes are currently outstanding. Interest payments on the Senior Notes are due on May 15 and November 15 of each year. The Senior Notes are guaranteed by the Company’s two primary U.S. subsidiaries. The Senior Notes Indenture does not contain any financial maintenance covenants, but it does contain certain other covenants that place restrictions on the ability of the Company and certain of its subsidiaries to incur additional indebtedness or liens, pay dividends or make certain other distributions, unless the ratio of cash flow to interest expense on a rolling 12 months basis is at least 2.0 to 1. The Senior Notes Indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into mergers or acquisitions. In addition, the Senior Notes Indenture also contains provisions that may require the Company to make an excess proceeds purchase offer of the Senior Notes from the net proceeds from asset sales not applied pursuant to section 4.10 under the Senior Notes Indenture after 365 days. If an excess proceeds purchase offer were made, it would further impair the Company’s liquidity, and cause further deterioration of the Company’s financial position. The Senior Notes Indenture also contains cross-default provisions, which could be triggered in the event of certain conditions, including the failure to pay principal or interest on any debt aggregating $10 million or more, that results in its acceleration.

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

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $2.5 million is outstanding at September 30, 2004. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $12.6 million is outstanding at September 30, 2004. The

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the 6.11% Notes or 6.08% Notes. According to the terms of the proposed restructuring discussed in more detail in Note 4, the 6.08% Notes and the 6.11% Notes balances will not be impaired.

On June 26, 2003, we entered in a term loan (the “NOK Term Loan”) payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($22.3 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 1.0% (3.05% at September 30, 2004). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($16.7 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of September 30, 2004, the outstanding balance on the NOK Term Loan was NOK 142.5 million ($21.2 million). The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the NOK Term Loan.

In April 2002, the Company amended the NOK 650 million ($96.6 million) revolving credit facility (the “Trico Supply Bank Facility”) by increasing the capacity to NOK 800 million ($118.9 million) and revising reductions to the facility amount to provide for NOK 40 million ($5.9 million) reductions every six months starting in March 2003. The Trico Supply Bank Facility provides for a NOK 280 million ($41.6 million) balloon payment in September of 2009. At September 30, 2004, the Company had NOK 365 million ($54.3 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the Trico Supply Bank Facility. However, after a review of the credit facility’s terms, the Company determined that since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility must be classified as a current liability in accordance with SFAS No. 6. Previously, the Company presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period.

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

On November 24, 2003, S&P, a division of The McGraw-Hill Companies, Inc., downgraded our Senior Notes to CCC from CCC+ and placed that credit rating on creditwatch with negative implications. In addition, S&P lowered our corporate rating to B- from B on the same date. On March 11, 2004, S&P further downgraded the Senior Notes from CCC to CCC- and the corporate rating from B- to CCC+. On April 28, 2004, S&P placed the Company’s corporate rating on creditwatch, with negative implications. On May 17, 2004, S&P lowered the Company’s corporate and Senior Notes credit ratings to D and removed the credit ratings from creditwatch. S&P discontinued its coverage of the Company in October 2004.

14. Operating Leases:

On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into the Master Charter with GECC for the sale and lease back of three Gulf-class vessels. All obligations under

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with $1.7 million in cash deposits in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying condensed consolidated balance sheet.

The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to an $11.0 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could further impair the Company’s liquidity, and could cause further deterioration of the Company’s financial position.

Since the Company received a notice of default from the 2004 Term Loan’s administrative agent, it is now in default under the Master Charter. However, as part of the $1.7 million Pledge Agreement, GECC agreed to forbear for a period of six months, until December 22, 2004, from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes. According to the terms of the proposed restructuring discussed in more detail in Note 4, the Master Charter obligation will not be impaired.

15. Employee Benefit Plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the plans of $0.1 million and $0.5 million during the three and nine months ended September 30, 2004, respectively, and contributions of $0.2 million and $0.5 million during the three and nine months ended September 30, 2003, respectively. The Company uses an October measurement date for all pension plans. Components of net periodic benefit cost are as follows for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$114	$77	$342	$231
Interest cost	41	30	122	90
Return on plan assets	(55)	(47)	(166)	(141)
Social security contributions	18	11	55	33
Recognized net actuarial loss	5	—	14	—

Net periodic benefit cost	$123	$71	$367	$213

16. Contingent litigation:

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

September 30, 2004

(Unaudited)

damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. The lawsuit alleges that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. The Company denies the plaintiffs’ allegations and intends to vigorously defend the lawsuit.

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company s insurance coverages. At September 30, 2004 and December 31, 2003, the Company has accrued a liability in the amount of approximately $4.1 million and $4.5 million, respectively, based upon the insurance deductibles that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

17. New Accounting Standards:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 15.

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

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make EPS computations comparable on a global basis. The amendment changes the computation in of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the fourth quarter of 2004 and will be effective for all periods ending after December 15, 2004. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if the Company reports net income.

18. Segment and Geographic Information:

The Company provides marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s three reportable segments are based on

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

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

Three months ended September 30, 2004	U.S.		North Sea		Other		Totals
Revenues from external customers	$8,857		$16,339		$4,292		$29,488
Intersegment revenues	—		—		—		—
Segment net (loss) income	(14,067	)(1)	391		(2,492)		(16,168)
Segment total assets	435,369		320,693		54,834		810,896

Three months ended September 30, 2003	U.S.		North Sea		Other		Totals
Revenues from external customers	$9,936		$16,501		$5,146		$31,583
Intersegment revenues	(23)		—		—		(23)
Segment net (loss) income	(8,504	)(2)	(298	)(3)	(703)		(9,505)
Segment total assets	451,510		434,945		72,096		958,551

Nine months ended September 30, 2004	U.S.		North Sea		Other		Totals
Revenues from external customers	$24,985		$42,239		$11,579		$78,803
Intersegment revenues	—		—		—		—
Segment net (loss) income	(50,888	)(4)	(20,428	)(5)	(6,032)		(77,348)

Nine months ended September 30, 2003	U.S.		North Sea		Other		Totals
Revenues from external customers	$27,437		$50,743		$16,906		$95,086
Intersegment revenues	23		—		—		23
Segment net (loss) income	(30,984	)(6)	(33,116	)(7)	(865	)(8)	(64,965)

(1)	Includes restructuring costs of $2.6 million.
(2)	Includes a gain on sale of assets of $0.7 million
(3)	Includes an impairment charge of $0.9 million on assets held for sale
(4)	Includes accelerated amortization of deferred financing charges of $7.2 million, accelerated amortization of debt discounts of $2.8 million, restructuring costs of $4.3 million, and a loss on retirement of debt of $0.6 million.
(5)	Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $8.7 million on assets held for sale.
(6)	Includes a gain on sale of assets of $1.2 million
(7)	Includes an impairment charge of $6.2 million on assets held for sale and a goodwill impairment charge of $27.7 million.
(8)	Includes a goodwill impairment charge of $0.9 million

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

A reconciliation of segment data to consolidated data as of September 30, 2004 and 2003 is as follows (in thousands):

	As of September 30,
	2004	2003
Total assets for reportable segments	$810,896	$958,551
Elimination of intersegment receivables	(9,259)	(7,321)
Elimination of investment in subsidiaries	(266,401)	(277,498)

Total consolidated assets	$535,236	$673,732

19. Separate Financial Statements for Subsidiary Guarantors:

The following presents the unaudited condensed consolidating historical financial statements as of September 30, 2004, and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003, for the subsidiaries of the Company that serve as guarantors of the Senior Notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,895	$16,391	$—	$20,286
Restricted cash	—	—	1,209	—	1,209
Accounts receivable, net	—	13,560	15,588	(1,018)	28,130
Due from affiliates	17,415	107	2,103	(19,625)	—
Prepaid expenses and other current assets	374	785	776	—	1,935
Assets held for sale	—	—	4,249	—	4,249

Total current assets	17,789	18,347	40,316	(20,643)	55,809

Property and equipment:
Land and buildings	—	3,616	2,812	—	6,428
Marine vessels	—	243,306	382,220	—	625,526
Construction-in-progress	—	212	—	—	212
Transportation and other	—	3,254	1,885	—	5,139

	—	250,388	386,917	—	637,305
Less accumulated depreciation and amortization	—	113,576	81,860	—	195,436

Net property and equipment	—	136,812	305,057	—	441,869

Investment in subsidiaries	146,949	7,241	—	(154,190)	—
Due from affiliates	152,196	19,424	—	(171,620)	—
Restricted cash - noncurrent	—	6,672	—	—	6,672
Other assets	145	13,702	17,039	—	30,886
Deferred income taxes	16,248	—	—	(16,248)	—

	$333,327	$202,198	$362,412	$(362,701)	$535,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$250,000	$54,700	$58,995	$—	$363,695
Accounts payable	372	3,643	1,986	—	6,001
Due to affiliates	—	19,944	107	(20,051)	—
Accrued expenses	524	2,254	3,882	—	6,660
Accrued insurance reserve	—	4,135	—	—	4,135
Accrued interest	19,896	—	526	—	20,422
Income tax payable	—	—	291	—	291

Total current liabilities	270,792	84,676	65,787	(20,051)	401,204

Long-term debt	—	—	31,522	—	31,522
Due to affiliates	—	152,196	20,016	(172,212)	—
Deferred income taxes	—	12,005	42,098	(16,248)	37,855
Other liabilities	—	—	2,120	—	2,120

Total liabilities	270,792	248,877	161,543	(208,511)	472,701

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 shares issued and 36,965,537 shares outstanding	370	50	1,942	(1,992)	370
Additional paid-in capital	338,071	4,822	265,585	(270,407)	338,071
Retained earnings (accumulated deficit)	(292,193)	(51,551)	(83,082)	134,633	(292,193)
Unearned compensation	(136)	—	—	—	(136)
Cumulative foreign currency translation adjustment	16,424	—	16,424	(16,424)	16,424
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	62,535	(46,679)	200,869	(154,190)	62,535

	$333,327	$202,198	$362,412	$(362,701)	$535,236

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			Restated		Restated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019

Investment in subsidiaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$—	$—	$66,266	$—	$66,266
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	74,767	(22,533)	87,292

Long-term debt	248,199	31,000	34,701	—	313,900
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings (accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensation	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$33,412	$47,599	$(2,343)	$78,668
Other vessel income	—	39	1,059	(963)	135

Total revenues	—	33,451	48,658	(3,306)	78,803

Operating expenses:
Direct vessel operating expenses and other	171	31,790	27,959	(3,307)	56,613
General and administrative	866	6,910	4,837	—	12,613
Restructuring costs	4,120	205	—	—	4,325
Amortization of marine inspection costs	—	3,218	5,427	—	8,645
Depreciation and amortization expense	—	11,978	12,679	—	24,657
Impairment of long-lived assets	—	—	8,584	—	8,584
Loss on assets held for sale	—	—	8,674	—	8,674
Loss (gain) on sales of assets	—	(3)	2	—	(1)

Total operating expenses	5,157	54,098	68,162	(3,307)	124,110

Operating loss	(5,157)	(20,647)	(19,504)	1	(45,307)

Interest expense	(18,861)	(6,052)	(2,709)	1,810	(25,812)

Amortization of deferred financing costs	(5,276)	(2,309)	(171)	—	(7,756)
Loss on early retirement of debt	—	(618)	—	—	(618)
Equity in net earnings of subsidiaries	(49,866)	(33)	—	49,899	—
Other income, net	1,812	204	386	(1,810)	592

Loss before income taxes	(77,348)	(29,455)	(21,998)	49,900	(78,901)

Income tax benefit	—	—	(1,553)	—	(1,553)

Net loss	(77,348)	(29,455)	(20,445)	49,900	(77,348)

Equity in comprehensive loss of subsidiaries	(2,203)	—	—	2,203	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2,203)	—	(2,203)

Comprehensive loss	$(79,551)	$(29,455)	$(22,648)	$52,103	$(79,551)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$42,329	$56,706	$(4,078)	$94,957
Other vessel income	—	204	1,383	(1,458)	129

Total revenues	—	42,533	58,089	(5,536)	95,086

Operating expenses:
Direct vessel operating expenses and other	218	36,141	29,836	(5,536)	60,659
General and administrative	227	6,438	4,730	—	11,395
Amortization of marine inspection costs	—	2,822	4,919	—	7,741
Depreciation and amortization expense	—	11,946	13,220	—	25,166
Impairment of goodwill	364	—	28,276	—	28,640
Loss on assets held for sale	358	—	5,807	—	6,165
Loss (gain) on sales of assets	—	(1,220)	4	—	(1,216)

Total operating expenses	1,167	56,127	86,792	(5,536)	138,550

Operating loss	(1,167)	(13,594)	(28,703)	—	(43,464)

Interest expense	(16,741)	(2,409)	(5,610)	1,667	(23,093)
Amortization of deferred financing costs	(294)	(250)	(173)	—	(717)
Equity in net earnings of subsidiaries	(49,613)	1,108	—	48,505	—
Other income (loss), net	2,291	151	(1,025)	(1,667)	(250)

Income (loss) before income taxes	(65,524)	(14,994)	(35,511)	48,505	(67,524)

Income tax expense (benefit)	(559)	—	(2,000)	—	(2,559)

Net income (loss)	(64,965)	(14,994)	(33,511)	48,505	(64,965)

Equity in comprehensive loss of subsidiaries	(5,084)	—	—	5,084	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(5,084)	—	(5,084)

Comprehensive loss	$(70,049)	$(14,994)	$(38,595)	$53,589	$(70,049)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Three Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$11,761	$18,475	$(781)	$29,455
Other vessel income	—	22	348	(337)	33

Total revenues	—	11,783	18,823	(1,118)	29,488

Operating expenses:
Direct vessel operating expenses and other	57	10,460	9,674	(1,119)	19,072
General and administrative	619	2,644	1,673	—	4,936
Restructuring costs	2,422	205	—	—	2,627
Amortization of marine inspection costs	—	947	1,685	—	2,632
Depreciation and amortization expense	—	3,993	3,990	—	7,983
Impairment of long-lived assets	—	—	—	—	—
Loss on assets held for sale	—	—	—	—	—
Loss (gain) on sales of assets	—	(12)	—	—	(12)

Total operating expenses	3,098	18,237	17,022	(1,119)	37,238

Operating (loss) income	(3,098)	(6,454)	1,801	1	(7,750)

Interest expense	(5,827)	(1,853)	(830)	626	(7,884)
Amortization of deferred financing costs	—	—	(56)	—	(56)
Loss on early retirement of debt	—	—	—	—	—
Equity in net earnings of subsidiaries	(7,870)	(17)	—	7,887	—
Other income (expenses), net	627	90	(133)	(626)	(42)

Income (loss) before income taxes	(16,168)	(8,234)	782	7,888	(15,732)
	—	—	—	—
Income tax expense (benefit)	—	—	436	—	436

Net (loss) income	(16,168)	(8,234)	346	7,888	(16,168)

Equity in comprehensive (loss) income of subsidiaries	5,706	—	—	(5,706)	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	5,706	—	5,706

Comprehensive (loss) income	$(10,462)	$(8,234)	$6,052	$2,182	$(10,462)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$14,214	$18,653	$(1,330)	$31,537
Other vessel income	—	49	947	(950)	46

Total revenues	—	14,263	19,600	(2,280)	31,583

Operating expenses:
Direct vessel operating expenses and other	80	12,068	9,011	(2,280)	18,879
General and administrative	78	1,798	1,790	—	3,666
Amortization of marine inspection costs	—	1,037	1,732	—	2,769
Depreciation and amortization expense	—	3,984	4,006	—	7,990
Loss on assets held for sale	358	—	582	—	940
Loss (gain) on sales of assets	—	(741)	9	—	(732)

Total operating expenses	516	18,146	17,130	(2,280)	33,512

Operating loss	(516)	(3,883)	2,470	—	(1,929)

Interest expense	(5,581)	(943)	(1,558)	573	(7,509)
Amortization of deferred financing costs	(100)	(87)	(59)	—	(246)
Equity in net earnings of subsidiaries	(4,687)	360	—	4,327	—
Other income (loss), net	1,197	71	(710)	(573)	(15)

Income (loss) before income taxes	(9,687)	(4,482)	143	4,327	(9,699)

Income tax expense (benefit)	(182)	—	(12)	—	(194)

Net income (loss)	(9,505)	(4,482)	155	4,327	(9,505)

Equity in comprehensive income (loss) of subsidiaries	6,445	—	—	(6,445)	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	6,445	—	6,445

Comprehensive income (loss)	$(3,060)	$(4,482)	$6,600	$(2,118)	$(3,060)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(77,348)	$(29,455)	$(20,445)	$49,900	$(77,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,076	18,606	18,277	—	43,959
Deferred marine inspection costs	—	(1,893)	(7,062)	—	(8,955)
Deferred income taxes	—	—	(1,521)	—	(1,521)
Equity in net earnings (loss)	49,866	33	—	(49,899)	—
Loss on impairment of goodwill	—	618	—	—	618
Loss (gain) on sales of assets	—	(3)	2	—	(1)
Loss on assets held for sale	—	—	8,674	—	8,674
Impairment of long-lived assets	—	—	8,584	—	8,584
Provision for doubtful accounts	—	535	—	—	535
Amortization of unearned compensation	55	—	—	—	55
Change in operating assets and liabilities:
Accounts receivable	—	2,476	(1,880)	1,021	1,617
Prepaid expenses and other current assets	(250)	(361)	171	—	(440)
Accounts payable and accrued expenses	17,912	280	(1,608)	—	16,584
Other, net	16	(1,081)	95	—	(970)

Net cash provided by (used in) operating activities:	(2,673)	(10,245)	3,287	1,022	(8,609)

Cash flows from investing activities:
Purchases of property and equipment	—	(1,997)	(3,298)	—	(5,295)
Proceeds from sales of assets	—	118	3,704	—	3,822
(Increase) decrease in restricted cash	—	(5,805)	(360)	—	(6,165)
Other, net	(4)	—	42	4	42

Net cash provided by (used in) investing activities:	(4)	(7,684)	88	4	(7,596)

Cash flows from financing activities:
Equity contribution from parent	—	—	4	(4)	—
Proceeds from issuance of long-term debt	—	53,900	1,465	—	55,365
Repayment of long-term debt	—	(31,343)	(10,972)	—	(42,315)
Advances (to)/from affiliates	2,677	(2,909)	1,254	(1,022)	—
Deferred financing costs and other	—	(2,284)	—	—	(2,284)

Net cash provided by (used in) financing activities:	2,677	17,364	(8,249)	(1,026)	10,766

Effect of exchange rates on cash and cash equivalents	—	—	(167)	—	(167)

Net increase (decrease) in cash and cash equivalents	—	(565)	(5,041)	—	(5,606)
Cash and cash equivalents at beginning of period	—	4,460	21,432	—	25,892

Cash and cash equivalents at end of period	$—	$3,895	$16,391	$—	$20,286

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(64,965)	$(14,994)	$(33,511)	$48,505	$(64,965)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	393	15,018	18,312	—	33,723
Deferred marine inspection costs	—	(4,401)	(5,722)	—	(10,123)
Deferred income taxes	(559)	—	(2,000)	—	(2,559)
Equity in net earnings (loss)	49,613	(1,108)	—	(48,505)	—
Loss (gain) on sales of assets	—	(1,219)	3	—	(1,216)
Loss on assets held for sale	358	—	5,807	—	6,165
Impairment of goodwill	364	—	28,276	—	28,640
Provision for doubtful accounts	—	90	—	—	90
Amortization of unearned compensation	6	—	—	—	6
Change in operating assets and liabilities:
Accounts receivable	5,100	2,646	(90)	—	7,656
Prepaid expenses and other current assets	(170)	(176)	(835)	—	(1,181)
Accounts payable and accrued expenses	6,088	(1,692)	(4,413)	—	(17)
Other, net	(75)	(96)	(183)	—	(354)

Net cash provided by (used in) operating activities	(3,847)	(5,932)	5,644	—	(4,135)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,529)	(23,208)	—	(25,737)
Proceeds from sales of assets	5,927	1,513	46,950	—	54,390
Dividends received from subsidiaries	1,562	—	—	(1,562)	—
(Increase) decrease in restricted cash	—	(7,688)	369	—	(7,319)
Other, net	(6,184)	—	937	6,184	937

Net cash provided by (used in) investing activities	1,305	(8,704)	25,048	4,622	22,271

Cash flows from financing activities:
Equity contribution from parent	—	—	6,184	(6,184)	—
Proceeds from issuance of long-term debt	—	12,094	38,669	—	50,763
Repayment of long-term debt	—	(3,594)	(47,363)	—	(50,957)
Dividends paid to parent	—	—	(1,562)	1,562	—
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Advances (to)/from affiliates	2,244	1,844	(4,088)	—	—
Deferred financing costs and other	298	(143)	(110)	—	45

Net cash provided by (used in) financing activities	2,542	13,130	(8,270)	(4,622)	2,780

Effect of exchange rates on cash and cash equivalents	—	—	(163)	—	(163)

Net increase (decrease) in cash and cash equivalents	—	(1,506)	22,259	—	20,753
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$1,465	$29,453	$—	$30,918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview and Significant Events

For a description of the Company’s cash position and available liquidity as of September 30, 2004, please refer to the “Liquidity and Capital Resources” section included in this Item 2.

The Company is in the process of negotiating a major restructuring. This process, which is described in more detail below and in Note 4 to the financial statements, will, if consummated, result in the exchange of all $250 million in outstanding 8 7/8% senior notes due 2012 (the “Senior Notes”) and the outstanding unpaid interest ($19.9 million at September 30, 2004) for 100% of the new equity of the Company, subject to dilution by warrants issued to existing common stockholders and options to employees.

In connection with the restructuring, and in an effort to address liquidity issues relating to the Company’s operations while in a Chapter 11 case and following the completion of the restructuring, the Company is also negotiating to replace the 2004 senior secured credit facility (the “2004 Term Loan”) with a new secured term loan and revolving credit facility in the U.S.

The Company is attempting to arrange a debtor-in-possession financing facility (the “DIP Facility”) consisting of a non-amortizing $55 million term loan and a $20 million revolving line of credit. Under the terms of the proposal the Company is currently considering, the proposed borrowers would be the Company’s two primary U.S. subsidiaries, and the loans would be guaranteed by the Company and all domestic and foreign wholly-owned subsidiaries of the Company excluding Trico Shipping AS. Interest would accrue at variable rates, plus a margin, subject to floors. If the Company is successful in arranging the DIP Facility, and if the DIP Facility is approved by the bankruptcy court, the proceeds of the term loan portion of the DIP Facility would be used to pay in full, without penalty or premium, all amounts currently due pursuant to the Company’s 2004 Term Loan.

Upon completion of the Chapter 11 case, provided that the Company meets certain conditions precedent to financing, the DIP Facility would convert to an exit term loan and exit revolving facility (the “Exit Facility”) in a similar amount subject to certain terms and conditions. The Exit Facility currently under negotiation by the Company would be subject to equal amortization requirements of $5 million commencing on the second anniversary of the Exit Facility effective date, with a final bullet installment of $40 million on the fifth anniversary of the effective date. The proposed Exit Facility would include fees on the unused portion of the exit revolving facility, as well as other customary fees. Any proposed Exit Facility would be subject to customary financial covenants, as well as covenants that restrict additional indebtedness and restrict uses of cash.

There can be no assurance as to the Company’s ability to successfully arrange or place the proposed DIP Facility and/or Exit Facility, or whether such facilities will be available on terms that are attractive to the Company, or at all.

Factors leading to the restructuring, as well as a discussion of the Company’s liquidity position at September 30, 2004, are described below.

Negative operating results and cash flows since 2002 have led the Company to design and complete steps to enhance liquidity. As part of this program, the Company refinanced long-term debt in 2002, sold vessels in September 2003 and 2004 and refinanced its U.S. revolving credit facility in February 2004. After taking these measures, the Company’s liquidity position continued to deteriorate, primarily due to extremely low demand for its vessels in its key markets.

In the second quarter of 2004, the Company decided to proactively address its financial leverage and liquidity situation while it had sufficient cash resources to allow it to pursue a variety of alternatives. On April 27, 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. This initiative resulted in the decision not to pay the $11.1 million cash interest payment on its Senior Notes, which was due on May 15, 2004. As a result of the occurrence of an event of default, the entire outstanding principal balance of the Senior Notes has been classified as a current liability in the accompanying condensed consolidated balance sheet. During September 2004, the Company announced that it had reached a consensual restructuring agreement with the holders of more than 67 percent of the Senior Notes. Based on the agreement, the Company believes it has the support of the requisite body of the holders of the Senior Notes to implement the restructuring through a prepackaged or prearranged bankruptcy case, as discussed in more detail in Note 4 to the financial statements.

The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the Company’s 2004 senior secured credit facility (the “2004 Term Loan”). Since an event of default has occurred under the 2004 Term Loan agreement, the holders of more than 50% of the unpaid principal or the administrative agent may declare the outstanding balance, including accrued interest, immediately due and payable. As a result of the Company’s default, the entire outstanding principal balance of the 2004 Term Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet. On September 20, 2004, the Company announced it had received a notice of default and guarantee demand from the 2004 Term Loan’s administrative agent. According to the terms of the proposed restructuring discussed in more detail in Note 4 to the financial statements, the 2004 Term Loan balance will not be impaired.

The costs associated with the Company’s restructuring initiatives will continue to have a significant negative impact on the Company’s cash flows in the near term. The Company has spent approximately $0.8 million per month in fees, which have been expensed as incurred, to pay its financial and legal advisors, and its creditors’ financial and legal advisors while undertaking this restructuring. In addition to the monthly fees, the Company has agreed to pay approximately $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes upon consummation of a reorganization. These success fees will be accrued once the advisors have met the criteria for the fee under the agreement, which includes approval of the restructuring by the Bankruptcy court. There can be no assurance that any measures achieved will result in sufficient improvement to the Company’s financial position.

In addition to the balance sheet restructuring, the Company has also implemented steps to reorganize and improve the Company’s operations, including mobilizing vessels into more attractive markets, sales of older, less marketable vessels and cost reductions. The Company’s currently planned asset sales include the two oldest vessels in its North Sea class fleet. The Company is also exploring forming joint ventures in an effort to develop or expand its presence in growing international markets.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Average Day Rates: (1)
Supply (Gulf class)	$4,434	$5,005	$4,347	$5,064
PSV/AHTS (North Sea class)	10,752	10,648	10,391	11,024
Crew/line handling	2,479	2,769	2,480	2,835

Utilization: (2)
Supply (Gulf class)	48%	53%	46%	52%
PSV/AHTS (North Sea class)	93%	85%	80%	84%
Crew/line handling	92%	79%	89%	71%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0	48.0	48.0
PSV/AHTS (North Sea class)	18.1	19.8	18.7	19.9
Crew/line handling	17.0	17.0	17.0	17.6

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

Comparison of the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

Our revenues for the third quarter of 2004 were $29.5 million compared to $31.6 million in the third quarter of 2003. The 7% decrease in comparable period revenues was a result of lower average vessel day rates and utilization for the Company’s Gulf class supply vessels, and the sale of a large North Sea vessel in September 2003, which generated approximately $0.9 million in revenues during the third quarter of 2003. These decreases were offset by slightly higher day rates and increased utilization for the Company’s North Sea platform supply vessels (“PSV”) and anchor handling towing supply (“AHTS”) vessels.

For the Gulf class supply vessels, average day rates decreased 11% from $5,005 in the third quarter of 2003 to $4,434 in the third quarter of 2004. Utilization also decreased for these vessels from 53% in the third quarter of 2003 to 48% in the third quarter of 2004. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea class PSVs and AHTSs, average day rates increased 1% from $10,648 in the third quarter of 2003 to $10,752 in the third quarter of 2004. Utilization increased from 85% in the third quarter of 2003 to 93% in the third quarter of 2004, due to increased demand for PSV and AHTS vessels during the third quarter of 2004.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the third quarter of 2004 to the third quarter of 2003. Day rates decreased 10% from $2,769 in the third quarter of 2003 to $2,479 in the third quarter of 2004, while utilization increased from 79% in the third quarter of 2003 to 92% in the third quarter of 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long-term basis during the third quarter of 2003.

Direct vessel operating expenses increased 1% from $18.9 million in the third quarter of 2003 to $19.1 million in the third quarter of 2004. The increase is primarily due to increases in supplies and maintenance costs, offset by decreased labor and payroll related costs. The reduction in labor costs is a result of a 15% reduction in crew headcount and a reduction in crew salaries implemented in the third quarter in the U.S. and the sale of the large North Sea vessel in September 2003.

General and administrative expenses increased 35% from $3.7 million to $4.9 million when comparing the third quarter of 2003 to the third quarter of 2004. General and administrative expenses also increased on a sequential quarter basis, increasing $0.8 million from $4.1 million in the second quarter of 2004. The increases in general and administrative expenses are primarily related to severance and other salary related expenses in the U.S. In addition, legal and accounting consulting expenses have increased compared to the third quarter of 2003. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

During April 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. During the third quarter of 2004, the Company expensed $2.6 million in fees related to the restructuring effort.

Amortization of marine inspection costs decreased $0.1 million from $2.7 million in the third quarter of 2003 to $2.6 million in the third quarter of 2004. This decrease is due to timing of marine inspections during recent years.

The Company’s depreciation and amortization expense was flat at $8.0 million for each three-month period due to the same number of vessels being depreciated in each period. Although the Company sold a large North Sea vessel in September 2003, depreciation had stopped during the second quarter of 2003 since it was classified as “held for sale” at that time.

During 2003, the Company initiated steps to market and sell one of its larger North Sea AHTSs and its investment in a construction project in Brazil. The decisions to sell these assets led to a charge of $5.2 million on the assets during the second quarter of 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea vessel and recorded an additional loss of $0.9 million on the transactions during the third quarter of 2003. The total loss on the sale of the North Sea vessel and Brazilian AHTS was $6.2 million.

In July 2003, the Company sold one crew boat and one supply boat for approximately $0.9 million and recognized a gain of approximately $0.7 million on the transactions.

Interest expense increased $0.4 million from $7.5 million in the third quarter of 2003 to $7.9 million in the third quarter of 2004. The increase is primarily due to the interest accruing on past-due interest payments on the Senior Notes. The Company has continued to accrue interest according to the stated rate for the Senior Notes. However, per the terms of the proposed restructuring, the Company would not be required to pay this amount to the holders of the Senior Notes. Interest expense related to the Company’s other debt facilities totaled $2.1 million during the third quarter of 2004.

Amortization of deferred financing costs decreased approximately $0.2 million when comparing the third quarter of 2003 to the third quarter of 2004. This decrease is attributable to the majority of deferred financing costs being expensed during the second quarter of 2004 since the Senior Notes and 2004 Term Loan were immediately due and payable upon demand.

The Company recorded a consolidated income tax expense in the third quarter of 2004 of $0.4 million, which is primarily related to the Company’s Norwegian operations. The Company recorded an income tax benefit in the third quarter of 2003 of $0.2 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2003 and 2004.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Our revenues for the first nine months of 2004 were $78.8 million compared to $95.1 million in the first nine months of 2003. The decrease in revenues of 17% versus the comparable period in 2003 was a result of lower average vessel day rates and utilization, particularly in the Gulf class supply boats and the North Sea PSV and AHTS vessels. Also, the Company sold one of its larger North Sea vessels in September 2003, which generated approximately $3.2 million in revenues during the first nine months of 2003.

For the Gulf class supply vessels, average day rates decreased 14% from $5,064 in the first nine months of 2003 to $4,347 in the first nine months of 2004. Utilization also decreased for these vessels from 52% in the first nine months of 2003 to 46% in the first nine months of 2004. The decrease in both day rates and utilization is a direct result of the continued low level of Gulf of Mexico drilling activity.

For our North Sea class PSVs and AHTSs, day rates decreased 6% from $11,024 in the first nine months of 2003 to $10,391 in the first nine months of 2004. Utilization decreased from 84% in the first nine months of 2003 to 80% in the first nine months of 2004. The decrease in utilization was due to continued market pressure from competition and low levels of drilling activity in the first six months of 2004. AHTS utilization decreased from 81% during the first nine months of 2003 to 73% for the comparable period in 2004.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the first nine months of 2004 to the first nine months of 2003. Day rates decreased 13% from $2,835 in the first nine months of 2003 to $2,480 in the first nine months of 2004, while utilization increased from 71% in the first nine months of 2003 to 89% in the first nine months of 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long term basis during the third quarter of 2003.

Direct vessel operating expenses decreased 7% from $60.7 million in the first nine months of 2003 to $56.6 million in the first nine months of 2004. The decrease is primarily due to decreases in labor related costs and insurance, offset by increased supplies expenses during 2004. The reduction in labor costs is a result of a reduction in U.S. headcount and payroll, and the full-year effect of an increase in the Norwegian government’s reimbursement of such costs starting in July 2003. In addition, operating costs during 2004 were lower due to the sale of the large North Sea vessel in September 2003.

General and administrative expense increased 11% from $11.4 million in the first nine months of 2003 to $12.6 million in the first nine months of 2004. Increases in salary and related costs, particularly for severance amounts, and increased legal and accounting related costs and costs associated with new sales and operations offices in Mexico and Nigeria contributed to the increase. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

During April 2004, the Company announced that it had retained legal and financial advisors to assist in its objective of fundamentally restructuring the Company’s capital structure. During the nine months ended September 30, 2004, the Company expensed $4.3 million in fees related to the restructuring effort.

Amortization of marine inspection costs increased $0.9 million from $7.7 million in the first nine months of 2003 to $8.6 million in the first nine months of 2004. This increase is due to timing of marine inspections during recent years.

The Company’s depreciation and amortization expense decreased $0.5 million, or 2%, from $25.2 million in the first nine months of 2003 to $24.7 million in the first nine months of 2004. The decrease is primarily related to the depreciation recorded during the first six months of 2003 on the large North Sea vessel sold in September 2003.

During the second quarter of 2003, the Company recorded a $28.6 million impairment charge related to its goodwill balance in accordance with SFAS No. 142. The majority of the charge related to the goodwill of our North Sea subsidiary, which the Company acquired in 1997.

During the quarter ended June 30, 2004, the Company evaluated its long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. No such impairments were recorded during the first three quarters of 2003.

During the second quarter of 2004, the Company initiated steps to actively market and sell three of its older North Sea class PSVs. One of the vessels was sold on July 8, 2004. The remaining two vessels are now classified as “held for sale.” The Company performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, a loss was necessary to reduce the book values of the three North Sea class PSVs. The Company recorded a loss of $8.7 million during the second quarter of 2004. No further impairment losses were necessary during the third quarter of 2004.

During 2003, the Company initiated steps to market and sell one of its larger North Sea AHTSs and its investment in a construction project in Brazil. The decisions to sell these assets led to a charge of $5.2 million on the assets during the second quarter of 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea vessel and recorded an additional loss of $0.9 million on the transactions during the third quarter of 2003. The total loss on the sale of the North Sea vessel and Brazilian AHTS was $6.2 million.

In February 2003 the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction. In July 2003, the Company sold one crew boat and one supply boat for approximately $0.9 million and recognized a gain of approximately $0.7 million on the transactions.

Interest expense increased $2.7 million, or 12%, from $23.1 million in the first nine months of 2003 to $25.8 million in the first nine months of 2004. Included in interest expense during the first nine months of 2004 is a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on its Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default has occurred under both the Senior Notes and the 2004 Term Loan, and the debt is payable upon demand. In addition, although the Company’s average debt balance increased compared to the first nine months of 2003 and the Company is recording default interest on past-due interest amounts on its Senior Notes, the Company benefited from lower average variable interest rates on its NOK based debt. The Company has continued to accrue interest according to the stated rate for the Senior Notes. However, per the terms of the proposed restructuring, the Company would not be required to pay this amount to the holders of the Senior Notes. Interest expense related to the Company’s other debt facilities totaled $5.9 million during the first nine months of 2004.

In addition, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, the Company accelerated the amortization on its deferred financing costs, included in other assets, to completely expense the remaining unamortized balance during the second quarter of 2004. The acceleration resulted in a charge of $7.2 million, which is included in amortization of deferred financing charges during the first nine months of 2004.

The Company refinanced a portion of its U.S. dollar debt during February 2004 and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to its previous debt.

The Company recorded a consolidated income tax benefit in the first nine months of 2004 of $1.6 million, which is primarily related to the Company’s Norwegian operations. The Company’s income tax benefit in the first nine months of 2003 was $2.6 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2003 and 2004.

Liquidity and Capital Resources

See further discussion of liquidity and capital resources in the “Overview and Significant Events” section.

The Company is in the process of completing a major restructuring. This process, which is described in more detail in Note 4 to the financial statements, will, if consummated, result in the exchange of all $250 million in outstanding 8 7/8% senior notes due 2012 (the “Senior Notes”) and the outstanding unpaid interest ($19.9 million at September 30, 2004) for 100% of the new equity of the Company, subject to dilution by warrants issued to existing common stockholders and options to employees. As part of this process, the Company also intends to refinance its $55 million senior secured credit facility with a new secured term loan and revolving credit facility in the U.S.

In accordance with U.S. generally accepted accounting principles, we have classified the NOK 800 million revolving credit facility (the “Trico Supply Bank Facility”) as a current liability in the September 30, 2004 condensed consolidated balance sheet. Previously, we presented the outstanding balance as a long-term liability because the facility has a final maturity of September 2009 and the fact that the Company does not use cash to repay advances on a short-term basis, but instead rolls over an advance into a new advance period. For future cash flow purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as the Company is in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, the Company is not obligated to repay and retire any amounts outstanding under the facility during the next 12 months. The Company had NOK 365 million and NOK 410 million outstanding under this facility as of September 30, 2004 ($54.3 million) and December 31, 2003 ($61.5 million), respectively. The facility has a final maturity of September 2009. The Company’s Norwegian operating subsidiary, Trico Shipping AS, is the borrower of this facility. This change in classification does not affect the Company’s compliance with this facility or other currently outstanding debt instruments.

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment and provide working capital to support our operating activities.

At September 30, 2004, we had approximately $28.2 million in cash, of which $20.3 million was unrestricted. In addition to cash on hand, the Company had NOK 275 million ($40.9 million) of committed capacity under our NOK Credit Facility. However, available borrowing capacity is limited to NOK 95 million ($14.1 million) as a result of financial covenants under such facility, primarily based on the ratio of funded debt to operating income plus depreciation and amortization of our North Sea operations on a trailing 12 month basis. The NOK Credit Facility availability reduces by NOK 40 million ($5.9 million) every March and September. If earnings were to decrease on a rolling 12 month basis, the facility’s availability would be further restricted.

In an effort to repatriate funds from Norway to the U.S. in a tax-efficient manner to support the cash needs of its U.S. operations, the Company initiated the process to reduce the paid-in capital in one of its Norwegian subsidiaries. The Company’s ability to complete this reduction in paid-in-capital depends on a number of factors, including:

•	Ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities in Norway

•	Availability of cash at the Norwegian subsidiary, or availability under the Trico Supply Bank Facility in order to generate funds for the transfer, and

•	The ability to maintain the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and Trico Supply Bank Facility following completion of the reduction

All of these factors will be required to be completed or resolved to enable the Company to repatriate funds from Norway. As stated above, the available borrowing capacity under the Trico Supply Bank Facility is limited to approximately $14.1 million at September 30, 2004. If additional funds are repatriated to the U.S., the availability under the Trico Supply Bank Facility would be further reduced since any amount repatriated would increase the ratio of funded debt to operating income plus depreciation and amortization, and could possibly cause an event of default under this agreement or the NOK Term Loan.

If this reduction of paid-in capital is completed, the Company would be able to repatriate funds from Norway up to the amount of the approved reduction without incurring withholding or other taxes to improve working capital or for other corporate purposes. The Company is currently reviewing its options and needs with respect to liquidity, and as such, has not made any determination as to what amount, if any, would be repatriated upon the reduction of paid-in capital of the Norwegian subsidiary, or if the reduction of paid-in capital would be completed, and there can be no assurance as to the success of such efforts.

During the first nine months of 2004, $8.6 million in funds were used in operating activities compared to $4.1 million used in operating activities during the first nine months of 2003. For 2004, slowness of drilling activity in our key market areas, particularly during the first two quarters of the year, has led to negative cash flows. Operating cash flows in the first nine months of 2004 decreased by $4.5 million compared to the first nine months of 2003 primarily due to a $16.3 million reduction in revenues. The cash flow effect of the decreases in revenues was offset by a large increase in the Company’s interest accrual, related to the decision not to pay an $11.1 million interest payment due under its Senior Notes in May 2004. In addition, the Company has incurred approximately $4.3 million of other restructuring fees to its advisors during the first nine months of 2004. Significant non-cash impairment and accelerated amortization charges were recorded in each period nine month period.

In the first nine months of 2004, $7.6 million was used in investing activities, compared with $22.3 million provided by investing activities in the first nine months of 2003. The primary difference between the periods relates to proceeds from the sale of the large North Sea vessel and investment in a Brazilian construction project in 2003 which generated approximately $52.5 million in cash in the aggregate. This inflow of funds was offset by a $20.4 million reduction of property and equipment purchases due to no vessels being under construction during the first nine months of 2004. The reduction of new property purchases is a direct result of the Company’s liquidity enhancement plan enacted during 2003.

Cash provided by financing activities was $10.8 million in the first nine months of 2004 compared to $2.8 million provided by financing activities in the first nine months of 2003. This increase in cash provided by financing activities is largely due to the 2004 Term Loan, which generated $51.4 million in net proceeds, of which $31.0 million was used to repay and retire the Bank Credit Facility. Also, the Company received $2.9 million in cash from financing activities during the first quarter of 2003 from a sale-leaseback transaction. No such transactions occurred in 2004.

The Company’s liquidity and the ability of the Company to continue as a going concern, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, (i) the Company’s ability to maintain adequate cash on hand, including repatriating cash from its foreign subsidiaries; (ii) the Company’s ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) the ability to comply with the credit agreements described in Notes 13 and 14 to the financial statements, and (v) the Company’s ability to achieve profitability following a restructuring. The Company, in conjunction with its advisors, is working to design and implement strategies to ensure the Company maintains adequate liquidity. However, there can be no assurance as to the success of such efforts.

In general, the Company operates through two primary operating segments, the U.S. Gulf of Mexico and the North Sea. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime preclude the Company from effectively transferring the financial resources from one segment for the benefit of the other. Over the past three years, the Company’s U.S. Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt burden, and has not been able to utilize the financial resources of its North Sea operating segment, which carries a lower level of debt. In an effort to maintain adequate funds for operations in the U.S., the Company has initiated the process of repatriating funds from Norway; however, there are substantial obstacles which the Company must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

Moody’s now categorizes the Senior Notes credit rating in the “highly speculative” category, while S&P has discontinued their credit rating of the Company. Because of the Company’s credit rating, we will have difficulty obtaining financing and the cost of obtaining any additional financing or refinancing existing debt will be increased significantly.

The following table summarizes our contractual commitments, as of September 30, 2004, related to the principal repayments and fixed interest payments on our debt, leases and other arrangements for the periods indicated below (in thousands). The table does not reflect any potential adjustments that could occur as a result of the plan of reorganization, such as the reduction in debt related to the conversion of the Senior Notes principal amount of $250 million into equity or the non-payment of future interest amounts due under the Senior Notes.

Description	3 Months ending December 31, 2004	12 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	Thereafter	Total
Debt (1)	$360,701	$4,738	$20,346	$1,258	$1,258	$1,258	$5,658	$395,217
Interest on fixed rate debt (2)	5,780	23,038	22,885	22,770	22,693	22,616	54,613	174,395
Operating leases	346	1,197	1,199	1,184	1,126	1,126	3,219	9,397
Vessel construction	—	—	—	—	—	—	—	—

Total	$378,245	$28,859	$43,823	$25,165	$25,032	$24,954	$65,126	$591,204

(1)	Included in the debt repayments due in the three months ended December 31, 2004 are amounts due under the Senior Notes and 2004 Term Loan since both facilities are payable upon demand. Also included is the Trico Supply Bank Facility which the Company considers to be a long-term source of funds, but which must be classified as a current liability due to U.S. generally accepted accounting principles regulations.
(2)	“Interest on fixed rate debt” does not include interest accruing on interest that is in arrears under the Senior Notes.

As of September 30, 2004, the Company had approximately $395.2 million of debt outstanding with a weighted average interest rate of 8.6%. This weighted average interest rate reflects increased interest payable under the Senior Notes and 2004 Term Loan since the Company is in default under those indentures.

Approximately 19% of the Company’s total debt is payable in NOK, while 81% is payable in U.S. Dollars (USD). At September 30, 2004, the Company had approximately $265.1 million (or 67%) of fixed rate debt and approximately $130.1 million (or 33%) of variable rate debt. The Company’s fixed interest rates range from 6.08% to 8.875%. The Company’s variable rate debts are indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors.

As mentioned in the “Overview and Significant Events”, as of September 30, 2004, the outstanding principal balances under the Senior Notes and the 2004 Term Loan are categorized as current liabilities in the condensed consolidated balance sheet since the Company is in default of both agreements. The Company’s Trico Supply Bank Facility is also classified as a current maturity in accordance with U.S. generally accepted accounting principles requirements.

The Company has issued standby letters of credit totaling $6.4 million as of September 30, 2004. As a result of the provisions within the letter of credit agreements, the Company posted the entire balance of standby letters of credit plus 5% ($6.6 million) into an escrow deposit fund upon repayment and retirement of the Bank Credit Facility in February 2004. In addition, the Company made a $1.7 million cash deposit with GECC in June 2004, which is included in “Other assets”.

At September 30, 2004, the Company does not have any planned capital expenditures other than approximately $2.4 million to fund the dry docking of vessels and $1.0 million to fund other improvements, to be incurred during the three month period ending December 31, 2004.

During the quarter ended September 30, 2004, the Company mobilized two vessels from the domestic Gulf of Mexico fleet into the Bay of Campeche, Mexico. In order to complete mobilizations of this type, the Company must provide for certain costs including fuel and transportation charges, and if necessary, perform certain regulatory tasks in order to deliver a vessel into a new market. As part of its new business plan, the Company anticipates relocating vessels to other markets and may incur mobilization costs in the remaining three months of 2004.

Common stock listing:

On June 14, 2004, the Company announced that it had received notice from the NASDAQ Listing Qualifications Staff that the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). If the Company cannot demonstrate compliance with the minimum bid price requirement rule or meet certain other requirements on or before December 6, 2004, the NASDAQ Listing Qualifications Staff will provide written notice that the Company’s common stock will be delisted or moved to The NASDAQ SmallCap Market. From the date of the letter through the date this report was filed, the Company’s stock price has remained below the $1.00 per share requirement. In addition, the terms of the proposed restructuring initiative will convert the outstanding balance of the Senior Notes into substantially 100% of the new outstanding common shares of the Company. The existing common shareholders will receive warrants that are exercisable into, in the aggregate, 10% of the reorganized Company’s common stock (before giving effect to the new employee option plan).

Age of Vessels:

As of September 30, 2004, the average age of our vessels was 17 years. The vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, the Company calculates the vessel’s age based on an average of the construction date and the refurbishment date. As the age of the Company’s fleet increases, additional funds will need to be required for ongoing maintenance to keep the Company’s vessels in good operating condition.

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

Accounting for long-lived assets. We have approximately $441.9 million in net property and equipment (excluding assets held for sale) at September 30, 2004, which comprises approximately 83% of total Company assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values and when necessary, impairment charges (see below for discussion of impairment policy).

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

New Accounting Standards:

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” This revised statement adds to the annual disclosures about pensions and other postretirement benefits that were required by the original statement issued in 1997. The revised statement also requires certain interim disclosures, effective for the Company beginning with the quarter ended March 31, 2004. Both the original and the revised statements address disclosure only and do not address accounting, measurement or recognition for benefit obligations. With certain limited exceptions, the added annual disclosures were effective as of December 31, 2003. The Company has presented the additional interim disclosures in Note 15 of the Notes to Condensed Consolidated Financial Statements in Item 1.

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

As part of its short term international convergence project, the FASB is amending FAS 128, “Earnings Per Share” to make it consistent with international accounting standards and make EPS computations comparable on a global basis. The amendment changes the computation in of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the fourth quarter of 2004 and will be effective for all periods ending after December 15, 2004. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if the Company reports net income.

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

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	the risks related to our proposed restructuring including increases in costs and the effects of the restructuring on the Company’s business operations;

•	the Company may be unable to obtain confirmation of the plan of reorganization in a timely basis because of a challenge to the plan or a failure to satisfy the conditions of the plan, which may force the Company to operate in Chapter 11 for an extended period of time or consider less favorable restructuring alternatives;

•	we are in default of the Senior Notes indenture which could be declared immediately due and payable and 2004 Term Loan agreement, which has already been declared in default and accelerated;

•	the effect of high levels of debt and the effects of downgrading of the Company’s debt by rating agencies;

•	dependence on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness;

•	our ability to repatriate funds from Norway to fund our U.S. operations;

•	dependence on the oil and gas industry, including the volatility of prices of oil and gas, industry perceptions about future oil and gas prices and their effect on industry conditions;

•	industry volatility, including the level of offshore drilling and development activity and changes in the size and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas;

•	operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

•	the effect on our performance of regulatory programs and environmental matters;

•	the highly competitive nature of the offshore vessel industry;

•	our fleet includes many older vessels;

•	the possibility of material tax consequences or assessments in any country in which we operate;

•	our business involves hazardous activities and other risks of loss against which we may not be adequately insured;

•	seasonality of the offshore industry;

•	the high fixed cost nature of our business;

•	the risks of international operations, including currency fluctuations, risk of vessel seizure and political instability; and

•	the continued active participation of our executive officers and key operating personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2004, other than those outlined elsewhere in this document. For a complete discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2003 Annual Report on Form 10-K in conjunction with the below information. In addition to the market risks contained in the Company’s 2003 Annual Report on Form 10-K, in connection with the restructuring, our interest rates could increase substantially.

ITEM 4. CONTROLS AND PROCEDURES

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s system of internal controls over financial reporting as of September 30, 2004, in relation to criteria for effective internal controls over financial reporting. Based on this assessment, management believes with reasonable assurance that, as of September 30, 2004, its system of internal controls over financial reporting met those criteria. In addition, there have been no material changes to the Company’s system of internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company’s restructuring initiatives led to the decision to withhold the $11.1 million interest payment due on the 8 7/8% senior notes due 2012 (the “Senior Notes”) in May 2004. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company is in default under the Senior Notes indenture. The Company is obligated to pay interest on the overdue installment of interest at a rate of 9 7/8%. As of the date of this report, the total amount in arrears is $11.6 million. Because there has been no acceleration of the Senior Notes, the Company has not accrued any default interest on any outstanding principal amount of the Senior Notes.

The Company received a notice of default from the administrative agent for its $55 million term loan agreement (the “2004 Term Loan”) during September 2004. The default under the Senior Notes indenture triggered a cross-default under 2004 Term Loan. The Company continues to pay interest under the 2004 Term Loan as it comes due, and there are no amounts in arrears as of the date of this report.

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

(b) Reports on Form 8-K:

(i)	On August 10, 2004, we filed a report on Form 8-K, reporting under Items 7 and 12, reporting the second quarter 2004 results

(ii)	On August 19, 2004, we filed a report on Form 8-K, reporting under Items 5 and 7, announcing the receipt of a going concern opinion

(iii)	On September 10, 2004, we filed a report on Form 8-K, reporting under Items 1.01, 7.01 and 9.01, announcing the consensual restructuring agreement with the senior noteholders and announcing a restructuring update

(iv)	On September 21, 2004, we filed a report on Form 8-K, reporting under Items 2.04, 7.01 and 9.01, announcing the receipt of a notice of default and guarantee demand from the administrative agent for the Company’s $55 million term loan

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

TRICO MARINE SERVICES, INC.

Date: November 8, 2004	By:	/s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial Officer