Form 10-K
period 2004-12-31
TRICO MARINE SERVICES INC
filed 2005-03-16
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28316

Trico Marine Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 Fountainview, Suite 920
Houston, TX	77057
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 780-9926

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 based on the closing price on the NASDAQ National Market on that date was $16,634,491.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 15, 2005 was 10,030,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2004

i

PART I

Items 1 and 2.    Business and Properties

General

Trico Marine Services, Inc. and its subsidiaries is a provider of marine support vessels to the oil and gas industry, primarily in the Gulf of Mexico, the North Sea, Latin America and West Africa. We have a total fleet of 83 vessels, including 48 supply vessels, 12 large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 11 crew boats (including three crew boats we are leasing under ten-year operating leases), and six line-handling vessels. Our diversified fleet of vessels provide a broad range of services, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles) and well stimulation and maintenance services.

Typically, marine support vessels are priced to the customer on the basis of a daily rate, or “day rate,” regardless of whether a charter contract is for several days or several years. The average day rate of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period. Vessel demand is most directly impacted by offshore drilling activity. Vessel day rates and utilization are generally impacted by vessel demand, availability of vessels in the region and various factors such as vessel size, capacity, horsepower, age and whether a vessel has equipment such as sophisticated dynamic positioning and fire-fighting systems.

We are a Delaware holding company formed in 1993. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. Our domestic subsidiaries include Trico Marine Assets, Inc., which owns all of our vessels operating in the Gulf of Mexico (other than two supply boats) and substantially all of our vessels operating offshore Brazil, and Trico Marine Operators, Inc., which operates all of our vessels in the Gulf of Mexico. In addition to our domestic operations, we operate internationally through a number of foreign subsidiaries.

Our principal executive offices are located at 2401 Fountainview, Suite 920, Houston, Texas 77057. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on our website is not part of this annual report. Unless the context represents otherwise, references to “we,” “us,” “our,” “the Company” or “Trico” are intended to mean the consolidated business of Trico Marine Services, Inc.

Business Strategy

Our primary business strategy focuses on the following:

•	Maintaining our existing fleet and market presence in certain of our current market areas;

•	Mobilizing vessels into international markets with better growth potential than our current markets, such as Asia and West Africa;

•	Seeking out and developing relationships with strategic and operating partners;

•	Selling our older, under-utilized assets;

•	Increasing average day rates and improving vessel utilization while reducing costs and streamlining operations; and

•	Renewing our operating fleet with new vessel constructions or upgrades.

Recent Events

Emergence from Chapter 11 Bankruptcy Protection and New Credit Agreement.    On March 15, 2005 (the “Exit Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) emerged from bankruptcy proceedings. These proceedings were initiated on December 21, 2004, when the Debtors filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” Included in the consolidated financial statements for the year ended December 31, 2004 are subsidiaries operating inside and outside of the United States which did not commence Chapter 11 cases or other similar proceedings elsewhere, and were not Debtors in any bankruptcy or insolvency proceeding.

Background.    We commenced a Chapter 11 reorganization to effect the reorganization of our capital structure to align it with our present and future operating prospects, and, together with operational changes made during the same period, to provide the Company with greater liquidity and a lower cost structure. Our need for a reorganization resulted in part from prior precipitous declines in day rates and utilization, particularly in the U.S. Gulf of Mexico (the “Gulf”) and North Sea markets, leading to substantial deterioration in operating results in recent years. Although we took steps to enhance our liquidity during this time period, including refinancing long-term debt in 2002, selling vessels in 2003 and 2004 and refinancing our U.S. revolving credit facility in February 2004, our financial and liquidity position continued to deteriorate, primarily due to extremely low demand for our vessels in our key markets.

We initiated reorganization discussions with holders of our Senior Notes and commenced our Chapter 11 cases in accordance with the Bankruptcy Court’s special guidelines for “prepackaged” bankruptcy cases, pursuant to which we solicited and obtained the consent of our creditors to the terms of reorganization as set forth in our joint prepackaged plan of reorganization (the “Plan”) prior to the filing of the Chapter 11 cases. This pre-filing solicitation dramatically shortened the duration, cost and impact of our Chapter 11 process.

In November 2004, we announced that we had commenced the formal process of soliciting approvals for a consensual financial reorganization of the Company from holders of our $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”). The holders of the Senior Notes voted overwhelmingly to accept the Plan, with our Company receiving acceptances from 99.9% of the eligible creditors who voted on the Plan.

The Reorganization Plan.    Pursuant to the Plan, the holders of the Senior Notes received, in exchange for their total claims, 100% of the fully diluted new common stock of the reorganized Trico Marine Services, Inc., before giving effect to (i) the exercise of warrants to be distributed to the holders of old common stock pursuant to the Plan and (ii) options and restricted stock to be issued under a new employee and director long-term incentive stock option plan. As of March 15, 2005, the sole equity interests in the reorganized Company consisted of new common stock issued to the holders of the Senior Notes, shares of restricted stock issued to our non-employee directors, warrants issued to the holders of old common stock, and options and restricted stock issued to employees and directors including the chairman of the board of directors.

On January 19, 2005, the Bankruptcy Court held a confirmation hearing with respect to the Plan, during which the Bankruptcy Court found that the Debtors’ disclosure statement with respect to the Plan was adequate in all respects pursuant to the relevant provisions of the Bankruptcy Code and, on that basis and in accordance with other findings of fact and conclusions of law, confirmed the Plan subject to the closing of the Exit Credit Facility, as further evidenced in the Bankruptcy Court’s order to that effect entered on January 21, 2005.

Emergence.    On February 21, 2005, we entered into a new $75 million credit agreement, comprised of a $55 million term loan and a $20 million revolving credit facility (the “Exit Credit Facility”). The credit agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, capital expenditures, maintenance and classification costs, minimum EBITDA, as defined, and maximum leverage ratio. The credit agreement matures on February 21, 2010. For a more detailed discussion of this credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of this Annual Report on Form 10-K.

Following the Bankruptcy Court hearing approving the Exit Credit Facility and the completion of various post-confirmation financing and corporate governance requirements set forth in the Plan, we emerged from bankruptcy on March 15, 2005.

For a more detailed discussion of our prepackaged plan of reorganization, please read the plan of reorganization, disclosure statement and related documents which are available at www.kccllc.net.

In connection with our emergence from Chapter 11, and pursuant to the bankruptcy court’s order, our certificate of incorporation and bylaws were amended, four of our directors were replaced by four new directors, our 2004 stock incentive plan was adopted, our Exit Credit Facility became effective, our new common stock was issued and our old common stock was cancelled and holders of our old common stock were given a right to receive warrants for shares of our new common stock, among other events, all of which are detailed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2005.

The Industry

Marine support vessels are used primarily to transport equipment, supplies, and personnel to drilling rigs, to support the construction and operation of offshore oil and gas production platforms, to serve as work platforms for offshore construction and platform maintenance and to tow drilling rigs and equipment. The principal types of vessels that we operate can be summarized as follows:

Supply Boats.    Supply boats generally are at least 165 feet in length and are constructed primarily for operations to serve drilling and production facilities and support offshore construction and maintenance work. Supply boats are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe, other drilling equipment or drummed materials, supply boats transport liquid and dry bulk drilling fluids, potable and drilling water, diesel fuel and dry bulk cement.

Platform Supply Vessels.    Platform supply vessels, or PSVs, were constructed primarily for certain international markets and deepwater operations. PSVs serve drilling and production facilities and support offshore construction and maintenance work. PSVs are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below deck, PSVs are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. Our PSVs range in size from 165 feet to more than 300 feet in length and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below deck capacities.

Anchor Handling, Towing and Supply Vessels.    Anchor handling, towing and supply vessels, or AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition to these capabilities, AHTSs can be used in limited supply roles when they are not performing anchor handling and towing services. AHTSs are characterized by large horsepower (generally averaging between 11,000-15,600 horsepower), shorter after decks and special equipment such as towing winches.

Crew Boats.    Crew boats generally are at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations. Crew boats are constructed from aluminum. As a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply boats. The majority of our crew boats range from 110 to 155 feet in length.

Line Handling Boats.    Line handling boats generally are outfitted with special equipment to assist tankers while they are loading from single buoy mooring systems. These vessels support oil off-loading operations from production facilities to tankers and transport supplies and materials to and among deepwater platforms.

Market Areas

We operate primarily in the Gulf of Mexico, the North Sea, and to a lesser extent, West Africa, Brazil and Mexico. We are currently evaluating the desired vessel composition and level of operations in each of these regions. We are also evaluating certain other market areas for possible future strategic development.

Financial data, including revenues, expenses and assets, of our primary market area/operating segments, are detailed in Note 23 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our primary market areas are summarized below.

Gulf of Mexico.    Our vessels support exploration and development activities in the Gulf as well as existing oil and gas production platforms. Demand for our supply boats is primarily impacted by the level and type of offshore oil and gas drilling activity. Drilling activity is influenced by a number of factors, including current and projected oil and gas prices, supply and demand for oil and gas and offshore drilling budgets of oil and gas companies. One measure of the level of offshore exploration and development is the number of rigs in the market area, which is commonly referred to as “rig count”. The rig count, along with the supply of offshore supply vessels, is ultimately the driving force behind the vessel day rates and utilization for any given period. As of March 15, 2005, we had 43 supply boats (including 19 cold-stacked supply boats) and four crew boats located in the Gulf, including our Small Water Area Twin Hull (SWATH) crew boat.

North Sea.    The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany and Ireland, and the area west of the Shetland Islands. Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. Exploration and production operators in the North Sea are typically large and well capitalized entities (such as major oil companies, large independents and state owned oil companies), in large part because of the significant financial commitment required in this market area. In comparison to the Gulf, projects in the North Sea region tend to be fewer in number, but larger in scope, with longer planning horizons and more long-term contracts. Activity in the North Sea generally is at its highest level during the months from April to September and at its lowest level during November to February. As of March 15, 2005, we had 10 PSVs and six AHTSs located in the North Sea.

West Africa.    We also have developing operations in West Africa, for which operations are based in Port Harcourt, Nigeria. As of March 15, 2005, we had one PSV, one crew boat and two supply boats operating in West Africa. In 2005, we expect to develop additional business prospects in this market.

Brazil.    The primary customer in the Brazilian market is Petrobras, the Brazilian national oil company. Since 1999, Brazil has permitted foreign oil companies to participate in offshore oil and gas drilling and production. Offshore exploration and production activity in Brazil is concentrated in the deep water Campos Basin, located 60 to 100 miles from the Brazilian coast. A number of fields in the Campos Basin are being produced using floating production facilities. In addition, exploration activity has expanded south to the Santos Basin approximately 100 miles southeast of the city of Rio de Janeiro and to the northeastern and northern continental shelves. As of March 15, 2005, we had six line-handling vessels, and one PSV operating offshore Brazil. Five of our vessels operating offshore Brazil are under charters with Petrobras.

Mexico.    We also have operations in Mexico, for which operations are based in Ciudad del Carmen, Mexico. As of March 15, 2005, we had six crew boats and three supply boats operating offshore Mexico.

Our Fleet

Existing Fleet.    The following table sets forth information regarding the vessels operated by us as of March 15, 2005:

Type of Vessel	No. of Vessels		Length	Horsepower
Supply Boats	48		166’-236’	1,950 – 6,000
PSVs	12		190’-302’	4,050 – 10,800
AHTSs	6		210’-260’	11,140 – 15,612
Crew/Line Handling Boats	17	(1)	105’-155’	1,200 – 10,600

(1)	Includes the Stillwater River, our SWATH crew boat, and three crew boats under long-term lease.

As of March 15, 2005, the average age of our vessels was 17 years. A vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, we calculate the vessel’s age based on an average of the construction date and the refurbishment date. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf class supply boats.

Included in Item 7 is an internal allocation of our charter revenues among vessel classes for each of the past three fiscal years.

Vessel Maintenance.    We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping, DetNorske Veritas or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $11.4 million, $10.8 million, and $9.5 million in dry-docking and marine inspection costs in the years ended December 31, 2004, 2003 and 2002, respectively.

Dispositions of assets

In December 2004, we entered into a sale-leaseback transaction for our 14,000 square foot primary office in the North Sea to provide additional liquidity. The sale generated approximately $2.8 million of cash proceeds. We entered into a 10-year lease for the use of the facility, with annual rent payments of approximately $0.3 million.

During the second quarter of 2004, as a result of an inability to achieve adequate day rates and long-term contracts for some of the oldest North Sea class vessels, we initiated the process of selling three of our North Sea class PSVs that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. In connection with these vessels held for sale, we recorded losses of $10.7 million during the year ended December 31, 2004.

During the second quarter of 2003, we committed to a formal plan to sell our investment in the construction of an anchor handling towing supply vessel (“AHTS”) which had a long-term contract with Petroleo Brasileiro S.A. (“Petrobras”) as well as dispose of one of our larger North Sea class vessels. We completed the sale of the assets in September 2003 and received cash proceeds in the amount of $52.5 million. The total loss on the sale of the assets was $6.2 million.

Operations Bases

Our principal executives operate from a leased 3,600 square foot office in Houston, Texas. We support our Gulf operations from an owned 62.5 acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway that provides direct access to the Gulf. Our North Sea operations are supported from leased offices in Fosnaväg, Norway and Aberdeen, Scotland. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil and a leased sales and administrative office in Rio de Janeiro. We also have leased sales and operational offices in Port Harcourt, Nigeria and Ciudad del Carmen, Mexico.

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

Our principal customers in the North Sea are major integrated oil companies and large independent oil and gas companies as well as foreign government owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in the North Sea include periods ranging from spot contracts of just a few days or months to long-term contracts of several years.

As of December 31, 2004, we had ten vessels with fixed-term contracts maturing after December 31, 2005 on a consolidated basis. A summary of the average terms of those contracts is as follows:

Type of Vessel	No. of Vessels with fixed-term contracts maturing after December 31, 2005	Average maturity (in years)	Average day rate
PSVs	4	1.7	$11,567
AHTSs	1	1.4	$14,459
Supply Boat	1	2.4	$4,950
Crew/Line Handling Boats	4	2.1	$2,911

Due to changes in market conditions since the commencement of the contracts, average contracted day rates could be more or less favorable than market rates at any one point in time.

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

During 2002, approximately 13% of our total revenues were received from ExxonMobil Corporation or its subsidiaries on a worldwide basis. No individual customer represented more than 10% of consolidated revenues during 2004 or 2003.

Competition

Our business is highly competitive. Competition in the marine support services industry primarily involves factors such as price, service and reputation of vessel operators and crews, and availability and quality of vessels of the type and size required by the customer. We have several global competitors with operations in most or all of our market areas, and various other regional competitors in each market area. Although a few of our competitors are larger and many have greater financial resources and international experience than us, we believe that our operating capabilities and reputation enable us to compete with other fleets in the market areas in which we operate.

Regulation

Our operations are significantly affected by federal, state and local regulations, as well as certain international conventions, private industry organizations and laws and regulations in jurisdictions where our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. For example, we are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the Maritime Administration of the U.S. Department of Transportation, as well as private industry organizations such as the American Bureau of Shipping and Det Norske Veritas. The latter two organizations establish safety criteria and are authorized to investigate vessel accidents and recommend improved safety standards. In addition, we are subject to regulation in other areas in which we operate.

The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations, as well as class and other flag state regulations, as applicable, require that most of our vessels be dry-docked for inspection at least twice within a five-year period, while some U.S. flagged crew boats require drydocking every two years. We believe we are in compliance in all material respects with all U.S. Coast Guard, flag and port state regulations, as applicable.

Certifications are required under the newly implemented national maritime security regulations of the Marine Transportation Security Act (the “MTSA”) and the international security regulations of the International Ship and Port Facility Security Code (the “ISPS Code”). The regulations require security assessments and plans to be approved by the U.S. Coast Guard or applicable classification society for all vessels. Security equipment must also be installed where required. Security training, security audits and vessel security certifications must be completed to ensure the Company is in compliance with the MTSA and ISPS Code, and to ensure the safety of our crew and vessels.

Under U.S. law, when our vessels are operating between U.S. ports, all licensed personnel must be U.S. citizens and unlicensed seamen must be U.S. citizens or lawfully admitted resident aliens, with the latter not to exceed 25% of the total crew. In addition, under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act of 1916, we can not engage in U.S. coastwise trade if more than 25% of our outstanding stock is owned by non-U.S. citizens. If we should fail to comply with these requirements, during the period of such noncompliance we would not be permitted to continue operating our vessels in coastwise trade.

Our U.S. operations are also subject to a variety of federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Included among these statutes are the Clean Water Act, the Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Outer Continental Shelf Lands Act (“OCSLA”) and the Oil Pollution Act of 1990 (“OPA”). Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or cleanup requirements may have an adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future.

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

CERCLA contains provisions dealing with remediation of releases of hazardous substances into the environment and imposes strict, joint and several liability for the costs of remediating environmental contamination upon owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Under CERCLA, persons may incur liability for hydrocarbons or other wastes that may have been disposed of or released on or under properties that we own or operate or under other locations where such wastes have been taken for disposal. Under these laws, we could be required to remove previously disposed wastes, remediate environmental contamination, restore affected properties, or undertake measures to prevent future contamination. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

OCSLA provides the federal government with broad discretion in regulating the leasing and development of submerged outer continental shelf lands for oil and gas production. If the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, this could reduce demand for our Gulf class vessels and adversely affect utilization and day rates.

OPA contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. We have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all of our Gulf class vessels over 300 tons.

Our operations outside the U.S. are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment. We believe that our foreign operations are in substantial compliance with existing environmental requirements of such governmental bodies and that compliance has not had a material adverse effect on our operations.

Insurance

The operation of our vessels is subject to various risks representing threats to the safety of our crews, and to the safety of our vessels and cargo. For our vessels, we maintain insurance coverage against risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, crew negligence, collision and navigation errors, all of which management considers to be customary in the industry. Also, we maintain insurance coverage against personal injuries to our crew and third parties, as well as insurance coverage against pollution and terrorist acts. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates that we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise. In recent years, our insurance costs have increased with higher deductibles and retention amounts.

Employees

As of January 31, 2005, we had 963 employees worldwide, including 847 operating personnel and 116 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, strikes, work stoppages, boycotts, or slowdowns have not interrupted our operations.

Our U.S. employees have not chosen to be represented by a labor union and are not covered by a collective bargaining agreement. We, together with other providers of marine support vessels, have in the past been targeted by maritime labor unions in an effort to unionize our Gulf employees.

Our Norwegian seamen are covered by three union contracts with three separate Norwegian unions. Our United Kingdom seamen are covered by two union contracts with two separate unions. We believe our relationships with our employees in Norway and the United Kingdom are satisfactory.

Our seamen in Brazil and Nigeria are covered by separate collective bargaining agreements. We believe our relationships with our employees in these areas are satisfactory.

Cautionary Statements

Certain statements made in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from future or past acquisitions; and

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects.

You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate” or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. We disclaim any intent or obligation to update the forward-looking statements contained in this Annual Report, whether as a result of receiving new information, the occurrence of future events or otherwise, other than as required by law. We caution investors not to place undue reliance on forward-looking statements.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important risk factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

Risks Relating to our Reorganization and Financial Condition

We are highly dependent on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness in the future. If we are unable to increase our cash flow, we may not be able to meet our obligations under our credit facilities and we may not be able to secure additional financing or have sufficient capital to support our operations.

Although our bondholders have converted the Senior Notes into new common stock in connection with our plan of reorganization, we will continue to have a significant amount of indebtedness. As of December 31, 2004, we had total indebtedness of approximately $147.1 million, excluding liabilities subject to compromise.

Our senior notes and corporate credit ratings were continuously downgraded by both Standard & Poor’s Ratings Services, or S&P, and Moody’s Investors Service, or Moody’s during 2003 and 2004, culminating in the removal of the ratings by both agencies during 2004 and early 2005. It is likely that we will have difficulty obtaining financing and our cost of obtaining additional financing or refinancing existing debt may be increased significantly.

With the completion of the Exit Credit Facility (described in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K), we believe that cash provided by operations and current unrestricted cash and available credit under our Exit Credit Facility and Trico Supply Bank Facility will be sufficient to fund our debt service requirements, working capital and vessel maintenance expenditures until at least December 31, 2005, barring any unforeseen circumstances. However, if activity levels in the Gulf of Mexico and the North Sea revert to those experienced in the recent past, it would require us to depend more heavily on our credit facilities.

Our high level of debt could have important consequences to you, including the following:

•	inability of our current cash generation level to support future interest and principal payments on our existing indebtedness;

•	inadequate cash for other purposes, such as capital expenditures and our other business activities, since we may need to use all or most of the operating cash flow to pay principal and interest on our outstanding debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including continued low vessel utilization levels or reduced day rates for our Gulf vessels;

•	limiting our flexibility in planning for, or reacting to, changes in demand for our vessels and the marine transportation business, including mobilizing vessels between market areas;

•	restricting us from making acquisitions or exploiting business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that have less debt relative to their operating scale;

•	limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends; and

•	the potential of receiving an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm.

In the longer term, our ability to pay debt service and other contractual obligations will depend on improving our future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty providing for debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or reorganizing our debt or other obligations and seeking additional equity capital, or any combination of the above. We may not be able to take any of these actions on satisfactory terms, or at all.

Our financial and other covenants under our credit facility may limit operating flexibility and our ability to obtain additional financing.

We entered into a new credit facility on February 21, 2005. Our new credit facility provides for certain financial and other covenants including affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, capital expenditures, maintenance and classification costs, minimum EBITDA, as defined, and maximum leverage ratio. Payment on the debt outstanding under our new credit facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million and occurrence of a material adverse event.

Day rates in the Gulf of Mexico and our other geographic markets have fluctuated significantly in the last several years. If day rates or utilization levels for our U.S. fleet were to decline from current levels, we may have difficulty satisfying the covenants in the Exit Credit Facility relating to our earnings before interest, taxes, depreciation and amortization, as defined, for our U.S. operations (the “U.S. EBITDA Covenant”). In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all of the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. If our U.S. operations have difficulty complying with these covenants based on their operating results, then we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. See “We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility” below. If we were not able to repatriate a sufficient amount of cash from our Norwegian subsidiaries, we could default on our Exit Credit Facility, which could lead to our bankruptcy and/or insolvency.

We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility.

Our Norwegian subsidiaries currently generate substantially all of our profits and our cash flow from operations, and from time to time we generate substantial liquidity in these subsidiaries. Our ability to repatriate funds depends on a number of factors, including:

•	The availability of cash at the Norwegian subsidiary, or availability under the Trico Supply Bank Facility to generate funds for the transfer;

•	Our compliance with certain provisions in the Exit Credit Facility that effectively restrict the amounts we are permitted to repatriate to a maximum of $14 million (or less, under certain circumstances); and

•	The ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and Trico Supply Bank Facility following completion of the repatriation.

Assuming that we are otherwise able to repatriate funds from Norway to the U.S., in order to do so in a tax-efficient manner we would also be required to:

•	Obtain the consent of our lenders under the NOK Term Loan and Trico Supply Bank Facility;

•	Reduce the paid-in-capital in one of our Norwegian subsidiaries without the incurrence of tax or other consequences by national regulating and taxing authorities in Norway; and

•	Put an intercompany note in place.

As of March 15, 2005, no reduction of paid-in-capital has occurred which would permit us to repatriate funds in a tax-efficient manner.

We may not be able to satisfy one or more of these conditions, and as a result we may not be able to repatriate funds from our Norwegian subsidiaries on a tax-efficient manner, or at all. This inability could materially and adversely affect our cash and liquidity position and, in certain circumstance, could result, alone or in combination with other circumstances, in a default under our Exit Credit Facility.

We may face material tax consequences or assessments in countries in which we operate. If a tax assessment is levied against us, then our net income and cash available to service our credit facilities or repay them when due could be substantially reduced.

We have received tax assessments in Brazil during the past two years, and may receive additional assessments in the future. Our Brazilian subsidiary received tax assessments from Brazilian State tax authorities totaling approximately 23.7 million Real ($8.9 million at December 31, 2004) in the aggregate. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. If the courts in these jurisdictions uphold the assessments, it would have a material adverse affect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly have not accrued for either assessment or any potential interest charges for the potential liabilities.

Our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. The Company entered into discussions during March 2005 with the Norwegian shipping tax regime authorities regarding certain transactions between the Company and our Norwegian subsidiary during parts of 2002, 2003 and 2004. Based on our discussions to date, we do not believe any material amounts of tax will be considered due in the next twelve months. However, if any of these transactions are determined to be a breach of the shipping tax regime and, as a result, the Company is deemed to have exited the shipping tax regime, a portion of the deferred tax liability may become immediately due and payable. This could have a material adverse affect on our cash and liquidity position and could result in a default under our Exit Credit Facility.

Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

In general, we operate through two primary operating segments, the U.S. Gulf of Mexico and the North Sea. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime preclude us from effectively transferring the financial resources from one segment for the benefit of the other. Over the past three years, our U.S. Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt burden, and has not been able to utilize the financial resources of our North Sea operating segment, which carries a lower level of debt. In an effort to maintain adequate funds for operations in the U.S., we have initiated the process of implementing a method to repatriate funds from Norway; however, there are substantial obstacles that we must overcome to achieve a funds transfer in a tax-efficient manner, including certain restrictions under our Exit Credit Facility, and there can be no assurance as to the success of such efforts.

Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.

Upon emergence from bankruptcy, the amounts reported in financial statements for subsequent periods will materially change due to the reorganization of our assets and liabilities as a result of the Plan’s effectiveness, as well as the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), with respect to reporting upon emergence from Chapter 11, which is commonly referred to as “fresh-start” accounting. As part of our upcoming “fresh-start” accounting adjustments, for example, our long-lived assets will be reduced based on the fair market values assigned to our reorganized liabilities and current assets, and based upon a total equity value of $110.0 million. Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted as of the date of emergence. Additionally, we may choose to make other changes in accounting practices and policies effective as of the date of emergence. For all these reasons, our financial statements for periods subsequent to emergence from Chapter 11 will not be comparable to those of prior periods.

The costs associated with our reorganization will negatively impact our cash flows from operations during the first and second quarters of 2005.

We have incurred significant costs associated with our reorganization in 2004 and early 2005. We have agreed to pay fees to our financial advisors, and the advisors of our creditors, of approximately $3.5 million in the aggregate (in cash or in our common stock, issued at the reorganization value of $11.00 per share, or a combination of the two) upon successful consummation of a reorganization and we anticipate spending an additional $3.5 million in reorganization legal fees during 2005. These costs will have a significant negative effect on our cash flows from operations during 2005.

Currency fluctuations could adversely affect our financial condition and results of operations.

Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, or NOK, the British Pound and the Brazilian Real. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as comprehensive income or losses on our balance sheet. In addition, translation gains and losses could contribute to fluctuations in our results of operations. Due to the fluctuation of these currencies, primarily the NOK, we incurred a favorable accumulated foreign currency translation adjustment of $17.7 million, $10.6 million and $71.5 million in 2004, 2003 and 2002, respectively. We incurred foreign exchange losses of $0.3 million, $0.9 million, and $1.4 million for 2004, 2003 and 2002, respectively. Future fluctuations in these and other foreign currencies may result in additional foreign exchange gains or losses, and could have a material adverse impact on our financial position.

Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the short-term could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of new common stock in the public market, which may depress the market price of our stock.

Pursuant to our plan of reorganization, we agreed, subject to certain limitations and conditions, to register up to 10,000,000 shares of new common stock held by certain former holders of our Senior Notes. Under the terms of the registration rights agreement, we may be prohibited from effecting certain transactions in our new common stock, including any public offering of common stock, while these affiliates are effecting an underwritten offering of their common stock. As a result, our ability to access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity, such as our credit facility, even if those sources are less attractive to us than selling primary shares of our common stock in the market.

Once we file a registration statement, as required by the terms of our registration rights agreement, these stockholders will have the ability to sell a substantial number of secondary shares of common stock in the market during a short time period. Sales of a substantial number of shares of new common stock in the trading markets, whether in a single transaction or series of transactions, or the possibility that these sales may occur, could reduce the market price of our outstanding new common stock.

The level of trading activity in our new common stock may be reduced because the market for and liquidity of our shares may be volatile and is limited.

On March 15, 2005, we exited Chapter 11 bankruptcy and issued new common stock which we expect may be quoted on the OTC bulletin board. Holders of shares of our new common stock may find that the liquidity of our new common stock is impaired as compared with the liquidity of securities listed on the NASDAQ National Market or one of the national or regional exchanges in the United States. This impairment of liquidity may result in significant fluctuations in the bid and ask prices for our new common stock. As a result, an investor may find it difficult to dispose of, or obtain accurate quotations as to the value of, our new common stock. While we anticipate seeking to be relisted on the NASDAQ National Market or another exchange at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful.

Risks Relating to our Operations

Our fleet includes many older vessels that require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.

As of December 31, 2004, the average age of our vessels was 17 years. A vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. If a major refurbishment is performed that significantly increases the estimated life of the vessel, we calculate the vessel’s age based on an average of the construction date and the refurbishment date. As the age of our fleet increases, additional maintenance and capital expenditures will be required to keep our vessels in good operating condition. In addition, we currently have 19 cold-stacked vessels which may require additional maintenance and capital expenditures to return to service. A number of markets in which the Company operates, as well as other markets in which the Company desires to operate, have age limitations which could adversely affect the ability of the Company to successfully market its older vessels.

Increases in the supply of new generation offshore supply vessels could decrease day rates.

Certain of our competitors have announced plans to construct new U.S.-flagged offshore supply vessels and foreign-flagged offshore supply vessels. A remobilization to the U.S. Gulf of Mexico of U.S.-flagged offshore supply vessels operating in other regions or a repeal or significant modification of the Jones Act or the administrative erosion of its benefits, permitting offshore supply vessels that are either foreign-flagged, foreign-built, foreign-owned or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could increase competition for charters and lower day rates, which would adversely affect our revenues and profitability.

Operating internationally poses uncertain hazards that increase our operating expenses.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries. These risks include, among others:

•	Political instability;

•	Potential vessel seizure or nationalization of assets;

•	Currency restrictions;

•	Import and export quotas and other forms of public and governmental regulation;

•	Potential improper acts under the Foreign Corrupt Practices Act, specifically in developing countries;

•	Lack of ability to collect amounts owed; and

•	Terrorist attacks.

We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operations.

Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.

Marine support vessels are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, crew negligence, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels’ tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We can make no assurances that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage.

Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.

We must comply with federal, state and local regulations, as well as certain international conventions, private industry organizations and agencies, and laws and regulations in jurisdictions in which our vessels operate and are registered. These regulations govern worker health and safety and the manning, construction and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, we could be subject to substantial administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.

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

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for any claims made by these employees or their representatives.

We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers could adversely affect our financial condition, results of operations, and could reduce our ability to pay interest on, or the principal of, our credit facilities. If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.

The loss of a key customer could have an adverse impact on our financial results.

Our operations in the North Sea, Latin America and West Africa depend on the continuing business of a limited number of key customers. Our results of operations could be materially adversely affected if any of our key customers in these regions terminate their contracts with us, fail to renew our existing contracts or refuse to award new contracts to us.

The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.

We depend on the continued services of our executive officers and other key management personnel, the loss of any of whom could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers. Our Chapter 11 reorganization process has impaired our ability to retain staff and negatively impacted our ability to recruit new personnel, and these effects may continue for an unspecified period after our exit from Chapter 11.

Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.

In the Gulf, we historically have enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction. In the North Sea, adverse weather conditions during the winter months generally curtail offshore development operations. Activity in the Gulf may be subject to stoppages for hurricanes during the period ranging from August to November. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.

Unionization efforts could increase our costs or limit our flexibility.

On December 31, 2004, approximately 60% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom, Brazil and Nigeria. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs or limit our flexibility.

The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

During July 2003, the Norwegian government began partially reimbursing Trico for labor costs associated with the operation of our vessels. In 2004, these reimbursements totaled $5.5 million. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially.

Risks Relating to our Industry

We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

Our revenues are primarily generated from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Latin America. Since our revenues are primarily generated from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development typically is tracked by the “rig count” in our market areas. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. A reduction in the offshore rig count and day rates could be delayed or prolonged if we enter into long-term contracts for our vessels. This is particularly relevant to the North Sea market, where contracts tend to be longer in duration. The continuation of low levels of activity in the Gulf and other areas in which we operate may adversely affect the demand for our marine support services, and may reduce our revenues and negatively impact our cash flows. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate.

Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas, may adversely affect demand for our vessels.

Charter rates for marine support vessels in our market areas also depend on the supply of vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. In recent years, we have been subject to increased competition from both new vessel constructions, particularly in the Gulf and the North Sea, as well as vessels mobilizing into regions in which we operate. Additional excess capacity coupled with prolonged periods of low levels of production and exploration could further reduce our day rates and utilization levels.

The marine support service industry is highly competitive. If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.

Our industry is highly competitive. Certain of our competitors have significantly greater financial resources than us and more experience operating in international areas. Competition in the marine support services industry primarily involves factors such as:

•	price, service and reputation of vessel operators and crews; and

•	the quality and availability of vessels of the type and size required by the customer.

Any reduction in day rates offered by our competitors may cause us to reduce our day rates, which will negatively impact our results of operations.

Item 3.    Legal Proceedings

On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 04-17985 through 04-17987. The reorganization is being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. For further information on our Chapter 11 proceedings and information on the plan of reorganization, please refer to Items 1 and 2 “Business and Properties—Recent Events” of this Form 10-K.

Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, our Chief Executive Officer, and Ronald O. Palmer, our former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana. The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company old common stock between May 6, 2003 and May 10, 2004. The lawsuit alleges that we and the individual defendants made misstatements and omissions concerning our future earnings prospects. Although we deny plaintiff’s allegations and all charges of wrongdoing, on January 11, 2005, it agreed in principle to settle the lawsuit for $600,000 in cash (a portion of which will be paid by our insurer) to avoid the potential for protracted and expensive litigation. We also agreed in principle to implement several corporate governance changes. The proposed settlement, however, must be approved by the United States District Court for the Eastern District of Louisiana to become effective. We cannot make any assurance that such approval will occur.

In the ordinary course of business, we are involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters To a Vote Of Security Holders

Item 1 and 2, “Business and Properties—Recent Events—Emergence From Chapter 11 Protection” is hereby incorporated by reference into this Item 4.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 15, 2005, we exited Chapter 11 bankruptcy and issued new common stock. We expect our new common stock will be quoted on the OTC Bulletin Board under the symbol “TRMA”, and we anticipate seeking to be relisted for quotation on the NASDAQ National Market or another exchange sometime in the future, as soon as it is administratively possible and all qualifications for listing have been met. Because we issued our new common stock to the holders of our Senior Notes on March 15, 2005, the date of our exit from Chapter 11 and one day prior to the deadline for filing this annual report on Form 10-K, there has not been any practical opportunity prior to the date of this annual report for us to determine the number of holders of our new common stock.

Pursuant to our plan of reorganization, we agreed, subject to certain limitations and conditions, to register up to 10,000,000 shares of new common stock held by certain former holders of our old senior notes. These holders will have demand registration rights and piggyback registration rights. Under the terms of the registration rights agreement, we may be prohibited from effecting certain transactions in our new common stock, including any public offering of common stock, while these affiliates are effecting an underwritten offering of their common stock.

When our old common stock failed to fulfill the minimum $1.00 bid price requirement for continued listing, the NASDAQ delisted our old common stock on December 17, 2004 on which date it began trading in the “pink sheets” over the counter market under the symbol “TMARQ.PK”. On March 15, 2005, “pink sheet” and over the counter trading in our old common stock ceased, as, pursuant to our plan of reorganization, the holders of our old common stock became entitled to receive warrants to purchase new common stock. Each holder of old common stock will receive one Series A Warrant (representing the right to purchase one share of our new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of our new common stock for $25.00) for each 74 shares of old common stock owned.

The following table sets forth the range of high and low bid prices of our old common stock as reported by the NASDAQ National Market or over-the-counter sources for the periods indicated.

	High	Low
2003
First quarter	$3.35	$2.16
Second quarter	4.30	1.95
Third quarter	4.05	2.12
Fourth quarter	2.23	1.09

2004
First quarter	$2.64	$1.03
Second quarter	1.48	0.17
Third quarter	0.46	0.10
Fourth quarter (1)	0.42	0.10

2005
First quarter (through January 31, 2005)(1)	$0.17	$0.10

(1)	The bid prices between December 17, 2004 and January 31, 2005 reflect over-the-counter market quotations without retail mark-up, mark-down or commission, and may not represent actual transactions.

We have not paid any cash dividends on our common stock during the past two years and have no plans to pay dividends in the future. In addition, our debt agreements currently prohibit us from paying dividends on our common stock.

Equity Compensation Plan Information as of March 15, 2005

Pursuant to the Plan of Reorganization, all equity compensation plans outstanding at December 31, 2004 have been terminated as part of our reorganization. As of March 15, 2005, we adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, we are authorized to issue shares of new common stock pursuant to “Awards” granted as incentive stock options, non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock.

The table below reflects equity compensation plans approved by the Bankruptcy Court and effective as of March 15, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	728,000	(1)(3)	$11.00	22,000	(2)

Total	728,000			22,000

(1)	Includes 30,000 shares of restricted common stock issued to directors on the Exit Date.
(2)	The shares remaining for issuance may also be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock).
(3)	In connection with the prepackaged plan of reorganization, the Trico Marine Services, Inc 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) was submitted to the Bankruptcy Court for approval. On January 19, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization, including the 2004 Stock Incentive Plan. See Note 18 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our 2004 Stock Incentive Plan.

Item 6.    Selected Financial Data

The selected financial data presented below for the five fiscal years ended December 31, 2004 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and notes thereto included in Item 8 of this report on Form 10-K.

	Years ended December 31,
	2004		2003		2002		2001	2000
	(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$112,510		$123,521		$133,942		$182,625	$132,887
Direct operating expenses and other	$80,712		$81,188		$84,101		$82,144	$67,435
Depreciation and amortization expense	$32,931		$33,392		$31,870		$32,888	$33,419

Operating income (loss)	$(48,719	)(1)	$(135,501	)(2)	$(12,077	)(3)	$17,253 (4)	$11,367 (5)

Net loss	$(95,952	)(6)	$(164,398)		$(67,978	)(7)	$(6,923)	$(12,722)

Basic and Diluted Per Share Data:
Net loss	$(2.60)		$(4.51)		$(1.87)		$(0.19)	$(0.39)

Balance Sheet Data:
Working capital (deficit)	$(26,660	)(8)	$(27,740	)(8)	$(69,427	)(8)	$43,175	$28,763
Property and equipment, net	$459,211		$487,019		$546,223		$450,057	$491,062
Total assets	$550,755		$585,191		$747,175		$655,712	$678,122
Debt, including current portion	$147,131		$380,166		$384,146		$305,095	$326,655
Liabilities subject to compromise	$275,179		$—		$—		$—	$—
Stockholders’ equity	$63,841		$142,031		$295,326		$291,726	$299,581

(1)	Includes impairment charges of long-lived assets held for use of $8.6 million and losses on assets held for sale of $10.7 million.
(2)	Includes goodwill impairment charges of $113.0 million, losses on assets held for sale of $6.2 million, and a gain on sales of assets of $1.0 million.
(3)	Includes charges for impairment of long-lived assets of $5.2 million.
(4)	Includes charges for impairment of long-lived assets of $24.3 million and gains on sales of assets of $0.9 million.
(5)	Includes gains on sales of assets of $3.9 million.
(6)	Includes the operating items in footnote (1), reorganization costs of $8.6 million and charges of $2.8 million and $7.2 million for the accelerated amortization of debt discounts and deferred financing costs, respectively, and a loss on early retirement of debt of $0.6 million.
(7)	Includes the operating items in footnote (3) and a loss on early retirement of debt of $11.0 million.
(8)	Includes amounts outstanding under the Trico Supply Bank Facility of $55.9 million, $61.5 million and $87.9 million at December 31, 2004, 2003 and 2002, respectively, which are classified as current liabilities in accordance with SFAS No. 6.

Our revenues, operating income (loss), and net loss are directly impacted by changes in vessel day rates and fleet utilization. A discussion of those changes for the years ended December 31, 2004, 2003 and 2002 can be found in the “Results of Operations” section of Item 7 of this report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Year Ended December 31, 2004

2004 has been a difficult year for Trico. Our key markets remained depressed throughout much of the year, driving operating results and cash flows to deteriorate substantially. Despite management’s efforts to enhance our liquidity during 2003 and early 2004, we initiated the process to reorganize our capital structure during April 2004. This reorganization culminated with the Company and two of its primary U.S. subsidiaries filing voluntary “prepackaged” bankruptcy petitions in December 2004 and emerging from chapter 11 on March 15, 2005. We believe the reorganization process will facilitate the future long-term growth and development of our Company.

In addition to the balance sheet reorganization, we implemented steps to reorganize and improve our operations, including mobilizing vessels into more attractive markets, sales of older, less marketable vessels and cost reductions. Our currently planned asset sales include the two oldest vessels in our North Sea class fleet and a group of line-handling vessels, which sales are expected to provide us with additional liquidity in 2005. We are also exploring the possibility of entering into joint ventures in an effort to develop or expand our presence in growing international markets and exploit underutilized or stacked vessels in our fleet.

During the first half of 2004, day rates and utilization levels in our key markets were at three-year lows. We experienced some rebound to these low levels during the second half of 2004, as a result of repair and maintenance work in the wake of Hurricane Ivan in the Gulf of Mexico and decreased supply of vessels operating in the North Sea spot market. Although these conditions, which began in the second half of 2004, have continued into early 2005, there can be no assurance that the improvement will continue throughout the rest of 2005 or thereafter.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the reorganization of our assets and liabilities as a result of the Plan’s effectiveness, as well as the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), with respect to reporting upon emergence from Chapter 11, which is commonly referred to as “fresh-start” accounting. As part of our upcoming “fresh-start” accounting adjustments, the entire Senior Notes principal and accrued interest balance ($275.2 million at December 31, 2004) will be converted into new common stock. In addition, our long-lived assets will be reduced based on the fair market values assigned to our reorganized liabilities and current assets, and based upon a total equity value of $110.0 million. Going forward, we expect that interest expense and depreciation and amortization will be dramatically reduced, and other changes may result from adopting new accounting policies.

Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted as of the date of emergence. Additionally, we may choose to make changes in accounting practices and policies at that time. For all these reasons, our financial statements for periods subsequent to emergence from Chapter 11 will not be comparable to those of prior periods.

Primary Factors Affecting our Results of Operations

Day Rates and Utilization.    Our results of operations are affected primarily by the day rates we receive, our fleet utilization and our level of debt. Day rates are driven by three key factors: (1) demand for vessels; (2) customer requirements for vessels; (3) the supply of available vessels; and (4) competition. Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is typically influenced by exploration and development budgets of oil and gas companies. Our day rates and utilization rates are also affected by the size, configuration, age and capabilities of our fleet. In the case of supply boats and PSVs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels available in a given market area with similar configurations and capabilities. Competition in the marine support services industry primarily involves factors such as: (1) price, service and reputation of vessel operators and crews; and (2) the quality and availability of vessels of the type and size required by the customer.

Operating Costs.    Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. Generally, increases or decreases in vessel utilization only affect that portion of our direct operating costs that is incurred when the vessels are active. As a result, direct operating costs as a percentage of revenues may vary substantially due to changes in day rates and utilization.

Fixed Costs.    In addition to our operating costs, we incur fixed charges related to the depreciation of our fleet and fixed costs for the routine dry-dock inspection, maintenance and repair designed to ensure compliance with U.S. Coast Guard and other regulations and to maintain required certifications for our vessels. Maintenance and repair expense and marine inspection amortization charges are generally determined by the aggregate number of dry-dockings and other repairs undertaken in a given period. Costs incurred for dry-dock inspection and regulatory compliance have been capitalized and amortized over the period between such dry-dockings, typically two to five years.

Primary Measures Used by Management to Evaluate Our Operating Results

As our reorganization progressed in 2004, we focused primarily on cash flow from operations and our net changes in cash and cash equivalents in order to fund operations, maintain our fleet and service our debt. With regard to our operations, we primarily monitor day rates and the utilization of our vessels.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated (dollars in thousands).

	Years ended December 31,
	2004	2003	2002
Average Day Rates:(1)
Supply (Gulf class)	$4,479	$4,954	$5,575
PSV/AHTS (North Sea class)	10,875	11,295	11,641
Crew/line handling	2,522	2,897	2,654
Utilization:(2)(3)
Supply (Gulf class)	48%	51%	53%
PSV/AHTS (North Sea class)	82%	82%	89%
Crew/line handling	89%	74%	67%
Average number of Vessels:(3)
Supply (Gulf class)	48.0	48.0	48.0
PSV/AHTS (North Sea class)	18.5	19.7	18.8
Crew/line handling	17.0	16.8	17.3

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)	Stacked vessels are included in the average number of vessels and the calculation of utilization.

Set forth below is our charter revenues among vessel classes for each of the periods indicated (dollars in thousands).

	Years ended December 31,
	2004	%	2003	%	2002	%
Charter Revenues:
Supply boats	$37,899	34%	$43,866	36%	$51,597	39%
PSVs/AHTSs (North Sea)	60,517	54%	66,157	54%	70,983	53%
Crew/line handling boats	13,899	12%	13,267	10%	11,191	8%

	$112,315	100%	$123,290	100%	$133,771	100%

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Our revenues in 2004 were $112.5 million compared to $123.5 million in 2003. The 9% decrease in revenues during the year was a result of lower average vessel day rates and utilizations, specifically for the Gulf class supply boats and lower average vessel day rates for the North Sea class PSVs and AHTSs. To a lesser extent, revenues in 2004 were impacted by the full year effect of the sale of a large North Sea class AHTS vessel during September 2003 and the sale of an older PSV early in the third quarter of 2004. These decreases in revenues more than offset the favorable foreign currency translation impact related to our North Sea operations.

For the Gulf class supply vessels, average day rates decreased 10% from $4,954 in 2003 to $4,479 in 2004. Utilization also decreased for these vessels from 51% in 2003 to 48% in 2004. The decrease in both day rates and utilization is a direct result of the sustained low level of Gulf of Mexico exploration and development activity, particularly during the first half of 2004.

For our North Sea class PSVs and AHTSs, average day rates decreased 4% from $11,295 in 2003 to $10,875 in 2004. Utilization remained flat at 82% in both 2004 and 2003. The decrease in day rates was a result of continued market pressure from competition and low levels of drilling activity, particularly in the first half of 2004.

Our crew boats and line handlers also experienced decreased average day rates and utilization in 2004 compared to 2003. Day rates decreased 13% from $2,897 in 2003 to $2,522 in 2004, while utilization increased from 74% in 2003 to 89% in 2004. The reduction in day rates and increase in utilization is largely due to three vessels bareboat chartered on a long-term basis during the third quarter of 2003.

Direct vessel operating expenses decreased 1% from $81.2 million in 2003 to $80.7 million in 2004. The decrease is primarily due to reductions in labor and payroll expenses and insurance costs, offset by increases to vessel repair and maintenance and supplies costs during 2004. The reduction in labor costs is a result of a reduction in U.S. headcount, and the full-year effect of an increase in the Norwegian government’s partial reimbursement of labor costs starting in July 2003. In addition, operating costs during 2004 were lower due to the sale of a large North Sea class AHTS vessel in September 2003. Direct vessel operating costs also increased due to the currency translation effect from 2003 to 2004 related to our North Sea operations.

General and administrative expenses increased 8% from $15.5 million to $16.8 million when comparing 2003 to 2004. Increases in salary and related costs, particularly for severance amounts, and increased insurance, legal and accounting related costs to comply with the Sarbanes-Oxley Act of 2002 and costs associated with a new operations office in Nigeria more than offset cost decreases related to reductions in force in the Gulf and the North Sea, resulting in a net increase in general and administrative expense during 2004. The legal and financial advisory costs associated with the reorganization initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, which are discussed below.

Amortization of marine inspection costs increased $0.7 million or 6% from $10.8 million in the 2003 to $11.4 million in 2004. This increase is due to increased expenditures on classification costs in recent years.

Our depreciation and amortization expense decreased $0.5 million or 1% from $33.4 million in 2003 to $32.9 million in 2004. The decrease is primarily related to the depreciation recorded during the first six months of 2003 on the large North Sea class vessel sold in September 2003 offset partially by the sale of a PSV early in the third quarter of 2004.

During the second quarter of 2003, we recorded a $28.6 million impairment charge related to our goodwill balance in accordance with SFAS No. 142. The majority of the charge related to the goodwill of our North Sea subsidiary, which we acquired in 1997. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, we determined that an additional interim test of impairment was necessary as of December 31, 2003, and recorded an impairment charge on the remaining goodwill balance of approximately $84.4 million.

During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during 2003. See Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.

During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, and sold one of the vessels in July 2004. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs and we recorded a loss of $8.7 million during the second quarter of 2004. During the fourth quarter of 2004, we analyzed the remaining two PSVs being held for sale and recorded an additional impairment of $2.0 million based upon revisions to the estimated selling prices of the vessels, bringing the total loss on assets held for sale to $10.7 million. During 2003, we recorded total charges of $6.2 million in association with the sale of one of our larger North Sea AHTS vessels, and the sale of our investment in a construction project in Brazil.

During 2003, we sold two crew boats and one supply vessel, which resulted in gains of $1.0 million in the aggregate.

During 2004, we expensed $8.6 million related to the reorganization effort, which includes fees to financial and legal advisors and accruals under the key employee retention program adopted in September 2004.

Interest expense increased $3.2 million, or 11%, from $30.2 million in 2003 to $33.4 million in 2004. Included in interest expense during 2004 is a charge of $2.8 million to accelerate the amortization of debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter because we defaulted in the payments under both the Senior Notes and the 2004 Term Loan, which resulted in the debt becoming immediately due and payable upon demand. In addition, for the majority of the second and third quarters of 2004, we were accruing interest on past-due amounts on the Senior Notes, and accruing and paying default interest premiums under the 2004 Term Loan. During 2004, we benefited from lower average interest rates on our NOK based debt. We ceased accruing interest on the Senior Notes on the Commencement Date because the Senior Notes represent an under-secured liability. Interest expense related to our other debt facilities totaled $8.3 million during 2004. The reorganization eliminates approximately $22.2 million of annual interest expense.

As a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization of our deferred financing costs, included in other assets, to expense the remaining unamortized balance during the second quarter of 2004. The acceleration resulted in a charge of $7.2 million, which is included in amortization of deferred financing charges during 2004.

We refinanced a portion of our U.S. dollar debt during February 2004 and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

We recorded a consolidated income tax benefit in 2004 of $3.1 million, which primarily related to our Norwegian operations. Our income tax benefit in 2003 was $2.9 million, also primarily related to our Norwegian operations. We provided a full valuation allowance against our U.S. deferred tax assets during 2003 and 2004 because it was not likely that the related tax benefits would be realized.

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

In contrast, our crew boats and line handlers experienced increased day rates and utilization in 2003 compared to 2002. Day rates increased 9% from $2,654 in 2002 to $2,897 in 2003, while utilization increased from 67% in 2002 to 74% in 2003. These increases were partly due to the full year effect of several two-year contracts for line handlers entered into during the third quarter of 2002 at increased day rates.

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

Our depreciation and amortization expense increased $1.5 million or 5% from $31.9 million in 2002 to $33.4 million in 2003. Depreciation and amortization increased when comparing 2003 to 2002 due to our recording the first full year of depreciation for two vessels entering the North Sea fleet in 2002.

During 2003, we recorded a charge of $6.2 million in association with the sale of one of our larger North Sea vessels, and the sale of our investment in a construction project in Brazil. The expense is classified as a “Loss on assets held for sale” since we recorded the charge when the formal plan to sell the assets was committed to.

Also in 2003, we recorded two impairment charges to goodwill of $28.6 and $84.4 million during the second and fourth quarters of 2003, respectively. When performing our annual impairment test during the second quarter ended June 2003, we determined that an impairment was necessary for our goodwill balance related to the North Sea reporting unit and, to a lesser extent, Brazil. The June 2003 impairment was a result of the continued slowness in the North Sea market, which in turn, devalued the reporting unit. As a result, we recorded a charge of $28.6 million in the second quarter of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, we determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, we determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million.

During 2003, we sold two crew boats and one supply vessel, which resulted in gains of $1.0 million in the aggregate.

Interest expense increased $1.7 million or 6% as a result of a higher average debt balance, and the full year of expense for the $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”), which were issued in May 2002 to replace the 8.5% senior notes.

We recorded a consolidated income tax benefit in 2003 of $2.9 million, which is primarily related to our Norwegian operations. Our $14.6 million tax expense in 2002 is a result of the deferred tax valuation allowance booked in 2002. We continued to book a full valuation allowance against our U.S. deferred tax assets during 2003.

Liquidity and Capital Resources

Reorganization Under Chapter 11

During December 2004, we filed voluntary petitions under Chapter 11 to reorganize our capital structure. The financial impact of the reorganization is described in more detail in Note 3 to the financial statements included in Item 8. The reorganization resulted in the exchange of all $250 million in outstanding Senior Notes, plus accrued interest ($25.2 million at December 31, 2004) for 100% of the common stock of the reorganized company, subject to potential dilution by warrants issued to existing common stockholders and options and restricted stock issued to employees and directors, including the chairman of the board of directors. This reorganization eliminates approximately $22.2 million of fixed rate interest expense per year. The Senior Notes had an original maturity of 2012.

As part of the reorganization, we refinanced our $55 million February 2004 senior secured credit facility (the “2004 Term Loan”) with a new senior secured term loan and revolving credit facility. On January 19, 2005, we refinanced the 2004 Term Loan with a super-priority, debtor-in-possession credit facility (the “DIP Credit Facility”), comprised of a $55 million unamortizing term loan and a $20 million revolving credit facility. The DIP Credit Facility was primarily secured by our U.S. fleet and pledges of stock from substantially all of our domestic and international subsidiaries.

On March 11, 2005, we became aware that a payment we received on an account receivable in Mexico caused us to breach a covenant in our DIP Credit Facility relating to maximum balance limits in foreign bank accounts. On the same day, our lenders agreed to waive this covenant default.

On March 15, 2005, we repaid and retired the debt outstanding under our DIP Credit Facility with a new amortizing $55 million secured term loan and $20 million revolving credit facility that has a final maturity of February 21, 2010 (the “Exit Credit Facility”). Similar to the DIP Credit Facility, the Exit Credit Facility provides our U.S. operations with additional credit capacity. As of March 15, 2005, we had $54.6 million outstanding under the secured term loan component of our Exit Credit Facility and no indebtedness outstanding under our revolving credit facility. Interest is recorded on our Exit Credit Facility based on variable interest rates, plus the applicable margin, subject to floors. We have the ability to select our interest rate based on LIBOR or Prime rates, plus an applicable margin of 525 basis points and 425 basis points, respectively. We may set interest rates over periods ranging from one to twelve months. The applicable margins on the new facility are 75 basis points lower than the applicable margins on the 2004 Term Loan facility. As a result, the term loan component of the Exit Credit Facility is expected to lower interest expense as compared to the 2004 Term Loan by approximately $0.4 million per year. However, the Exit Credit Facility also contains a commitment fee of 1% on the unused portion of our $20.0 million revolving credit facility.

The Exit Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations and accounts receivable, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries.

Our Exit Credit Facility provides for certain financial and other covenants including affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, capital expenditures, maintenance and classification costs, minimum

EBITDA, as defined, and maximum leverage ratio. Payment on the debt outstanding under our Exit Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million and occurrence of a material adverse effect. We may not make any voluntary prepayments of the facility before March 15, 2006, the first anniversary of the funding. After that date, prepayments may be made at premiums of 3%, 2% and 1% for prepayments occurring before the second, third and fourth anniversaries of the funding, respectively. If accepted by the lenders, funds generated from equity issuances can be used as prepayments before the fourth anniversary without the incurrence of prepayment fees.

Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At December 31, 2004, we had approximately $20.7 million in cash, of which $13.2 million was unrestricted. In addition to cash on hand, we had NOK 227 million ($37.4 million) of committed capacity under our NOK Credit Facility. However, available borrowing capacity is limited to NOK 203 million ($33.4 million) as a result of financial covenants under the NOK Credit Facility, primarily based on the ratio of funded debt to operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. Therefore, unrestricted cash and available liquidity amounted to $46.6 million at December 31, 2004. The NOK Credit Facility availability reduces by NOK 40 million ($6.6 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted. As of March 15, 2005, we had an additional $20.0 million of committed available capacity under our Exit Credit Facility.

Currently, we do not expect to repatriate cash from our Norwegian subsidiary in 2005 to fund our U.S. operations. We expect that cash on hand in the U.S., cash generated from U.S. operations and availability under the Exit Credit Facility’s revolving credit facility will be sufficient to fund our U.S. operations through December 31, 2005. We expect that cash provided by operating activities in our North Sea region will be sufficient to fund those operations during 2005. However, due primarily to the substantial level of planned payments in connection with our reorganization, we anticipate utilizing the Exit Credit Facility’s revolving credit facility during the first half of 2005 to provide cash to fund the remaining payments of our reorganization and to provide general liquidity to the U.S.

During 2005 and the first quarter of 2006, our current plan requires us to fund our U.S. operations by utilizing the revolving credit facility of the Exit Credit Facility. We are currently in compliance with the financial covenants in the Exit Credit Facility. In addition, we have performed an analysis of the financial covenants under the Exit Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged for the rest of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to decline more than ten percent from current levels, for example, on actively marketed vessels, we may have difficulty complying with the covenants in the agreement relating to our earnings before interest, taxes, depreciation and amortization, as defined (the “U.S. EBITDA Covenant”), for our U.S. operations. In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million from our international subsidiaries. If our U.S. operations have difficulty complying with these covenants based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our Exit Credit Facility, our NOK Term Loan and our Trico Supply Bank Facility on our ability to repatriate funds from Norway (see “Item 1 and 2—Business and Properties—Cautionary Statements—Risks Relating to

our Reorganization and Financial Condition—We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility” included in this Annual Report on Form 10-K), we do not expect those restrictions to prevent the repatriation of sufficient cash to comply with the U.S. EBITDA covenant, if such repatriation was needed.

Although we do not expect to repatriate cash from our Norwegian subsidiary in 2005, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway in the future. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of March 15, 2005, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital depends on a number of factors, including:

•	The consent of our Norwegian bank syndicate,

•	The ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities in Norway,

•	The availability of cash at the Norwegian subsidiary, or availability under the Trico Supply Bank Facility in order to generate funds for the transfer, and

•	The ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and Trico Supply Bank Facility following completion of the reduction.

All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner. As stated above, the available borrowing capacity under the Trico Supply Bank Facility is limited to approximately $33.4 million at December 31, 2004.

We and our Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0x to 5.5x effective as of December 31, 2004. With these covenant modifications, and assuming that we comply with certain applicable restrictions in our Exit Credit Facility, we believe that we will be able to repatriate cash tax-effectively from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. In exchange for these and other modifications to the credit agreements, our effective applicable margin increased 100 basis points on each facility, which will increase interest expense by approximately $0.7 million in 2005 compared to 2004.

If we were able to reduce the paid-in capital, we would be able to repatriate funds from Norway up to the amount of the approved reduction without incurring withholding or other taxes by putting an intercompany note in place for a similar amount. This ability would allow us to improve working capital and could further assist us in meeting certain covenants under the Exit Facility or to utilize the resources for other corporate purposes.

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK 800 million revolving credit facility (the “Trico Supply Bank Facility”) as a current liability in the December 31, 2004 consolidated balance sheet. For future cash flow planning purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 340 million ($55.9 million) and NOK 410 million ($61.5 million) outstanding under this facility as of December 31, 2004 and December 31, 2003, respectively. The Trico Supply Bank Facility has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility.

During 2004, $14.8 million in funds were used in operating activities compared to $9.3 million used in operating activities during 2003. For 2004, reduced levels of drilling activity in our key market areas, particularly during the first two quarters of the year, has led to negative cash flows. Operating cash flows in 2004 decreased by $5.5 million compared to 2003 primarily due to an $11.0 million reduction in revenues, the incurrence of $8.6 million of reorganization fees beginning in May 2004 and slower receivable collections due to changes in our customer base during the year. These uses of cash were offset by a large increase in our interest accrual, related to the decision not to pay two $11.1 million interest payments due under the Senior Notes in May and November 2004.

In 2004, $5.1 million was used in investing activities, compared with $28.2 million provided by investing activities in 2003. The primary difference between the periods relates to proceeds from the sale of the large North Sea vessel and investment in a Brazilian construction project in 2003 which generated approximately $52.5 million in cash in the aggregate. This inflow of funds was offset by a $20.3 million reduction of property and equipment purchases during 2004 due to the fact that the Company was not in a financial condition to construct new vessels. Finally, we were required to place $6.2 million of cash in escrow during 2004 as collateral for certain letter of credit facilities after the repayment and retirement of our $50 million secured revolving credit facility (the “Bank Credit Facility”) in February 2004.

Cash provided by financing activities was $7.0 million in 2004 compared to $3.3 million used in financing activities in 2003. This increase in cash provided by financing activities is largely due to the 2004 Term Loan, which generated $51.4 million in net proceeds, of which $31.0 million was used to repay and retire the Bank Credit Facility. In addition, we made net repayments of approximately $12.6 million under the NOK Term Loan and Trico Supply Bank Facility during 2004. We received $2.7 million and $2.9 million in cash from financing activities during 2004 and 2003, respectively, from sale-leaseback transactions.

During 2003, $9.3 million in funds were used in operating activities compared to $7.9 million used in operating activities during 2002. Operating cash flows have remained negative, due primarily to the continued slowness of drilling activity in our market areas. Operating cash flows decreased by $1.4 million primarily due to reduced revenues compared to 2002, offset by a recovery of cash from a reduction of the accounts receivable balance during the year. In 2003, $28.2 million was provided by investing activities, compared with $69.5 million used in investing activities in 2002. The increase of funds in 2003 was the result of the sales of the Brazilian AHTS and a large Norwegian vessel for $52.5 million, accompanied by a $43.4 million reduction of property and equipment purchases during 2003 due to fewer vessel constructions. The sale of vessels and the reduction of new property purchases are a direct result of the Company’s liquidity enhancement plan enacted during 2003. From financing activities, the Company used $3.3 million in 2003 compared to cash provided by financing activities of $53.4 million in 2002. In 2003, the Company repaid current debt maturities as well as retired a portion of the existing debt with new debt issuances.

Our liquidity and ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our:

•	ability to maintain adequate cash on hand, including our ability to repatriate cash from our foreign subsidiaries in a tax efficient manner;

•	ability to generate positive cash flow from operations;

•	ability to comply with the credit agreements described in Notes 12 and 13 to the financial statements in Item 8, and

•	ability to achieve profitability following the reorganization.

We are working to design and implement strategies in efforts to ensure that we maintain adequate liquidity.

In general, we operate through two primary operating segments, the Gulf of Mexico and the North Sea. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime make it difficult for us to effectively transfer the financial resources from one segment for the benefit of the other. Over the past three years, our U.S. Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt burden, and has not been able to utilize the financial resources of our North Sea operating segment, which carries a lower level of debt. In an effort to maintain adequate funds for operations in the U.S., we have initiated the process of repatriating funds from Norway; however, there are substantial obstacles which we must overcome in order to achieve a funds transfer in a tax efficient manner and there can be no assurance as to the success of such efforts.

The following table summarizes our contractual commitments, as of December 31, 2004, related to the principal repayments and fixed interest payments on our debt, pension obligations, leases and other arrangements for the years indicated below (in thousands). The table and following discussion has not been adjusted to reflect the subsequent events that have occurred as a result of the reorganization, including the reduction in debt related to the conversion of the Senior Notes principal amount of $250 million into equity and the elimination of the requirement to pay future interest amounts due under the Senior Notes.

	2005	2006	2007	2008	2009	Thereafter	Total
Debt(1)	$60,902	$22,247	$6,258	$6,258	$6,258	$45,208	$147,131
Interest on fixed rate debt	812	659	544	467	391	807	3,680
Liabilities subject to compromise	275,179	—	—	—	—	—	275,179
Operating leases	1,519	1,491	1,467	1,410	1,410	4,621	11,918
Pension obligations	680	417	417	417	417	2,083	4,431

Total	$339,092	$24,814	$8,686	$8,552	$8,476	$52,719	$442,339

(1)	Adjusted to reflect the refinancing of the 2004 Term Loan and subsequently the DIP Credit Facility with the Exit Credit Facility, which is a long-term facility.

Before adjusting the December 31, 2004, debt balance for the conversion of the Senior Notes into equity, we had approximately $397.1 million of debt outstanding with a weighted average interest rate of 8.7%.

Before adjusting the December 31, 2004 debt balance for the conversion of the Senior Notes into equity, approximately 20% of our total debt is payable in NOK, while 80% is payable in U.S. Dollars (USD). At December 31, 2004, we had approximately $264.4 million (or 67%) of fixed rate debt and approximately $132.7 million (or 33%) of variable rate debt. Our fixed interest rates range from 6.1% to 9.9% (including default premiums). Our variable rate debt is indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors. As of December 31, 2004, our variable interest rates ranged from 4.0% to 10.8%.

The following table summarizes our contractual commitments, as of December 31, 2004, as adjusted to reflect the reduction in debt related to the conversion of the Senior Notes principal amount of $250 million into equity and the elimination of the requirement to pay future interest amounts due under the Senior Notes.

	2005	2006	2007	2008	2009	Thereafter	Total
Debt(1)	$60,902	$22,247	$6,258	$6,258	$6,258	$45,208	$147,131
Interest on fixed rate debt	812	659	544	467	391	807	3,680
Operating leases	1,519	1,491	1,467	1,410	1,410	4,621	11,918
Pension obligations	680	417	417	417	417	2,083	4,431

Total	$63,913	$24,814	$8,686	$8,552	$8,476	$52,719	$167,160

After adjusting the December 31, 2004 debt balance for the conversion of the Senior Notes into equity, we had approximately $147.1 million of debt outstanding with a weighted average interest rate of 6.7%.

After adjusting the December 31, 2004 debt balance for the conversion of the Senior Notes into equity, approximately 53% of our total debt is payable in NOK, while 47% is payable in U.S. Dollars (USD). At December 31, 2004, we had approximately $14.4 million (or 10%) of fixed rate debt and approximately $132.7 million (or 90%) of variable rate debt. Our fixed interest rate is 6.1% for both fixed rate facilities. Our variable rate debt is indexed based on LIBOR (London Interbank Offered Rate) and NIBOR (Norwegian Interbank Offered Rate), some of which are subject to floors. As of December 31, 2004, our variable interest rates ranged from 4.0% to 10.8%.

Our Trico Supply Bank Facility is classified as a current maturity in accordance with GAAP requirements. The 2004 Term Loan maturities have been adjusted to reflect the maturities of the Exit Credit Facility in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” since the 2004 Term Loan was refinanced subsequent to the balance sheet date with the Exit Credit Facility. Following our exit from Chapter 11, we classified our Exit Credit Facility separately by its components. The $55 million term loan component is classified as a non-current liability subject to its amortization schedule, while advances under the $20 million revolving credit component will be classified as current liabilities. The $250 million outstanding balance under the Senior Notes is classified as a “liability subject to compromise” in the December 31, 2004 balance sheet included in Item 8.

We have issued standby letters of credit totaling $5.9 million as of December 31, 2004. As a result of the provisions within the letter of credit agreements, we posted the entire balance of standby letters of credit plus 5% ($6.2 million) into an escrow deposit fund upon repayment and retirement of the Bank Credit Facility in February 2004. In addition, we made a $1.7 million cash deposit with General Electric Capital Corporation (“GECC”) in June 2004, which is included in “Other assets”.

At December 31, 2004 and March 15, 2005, we did not have any planned capital expenditures other than approximately $8.0 million to fund the dry docking of vessels and $4.9 million to fund other improvements, to be incurred during the year ending December 31, 2005.

During the year ended December 31, 2004, we mobilized several vessels from the domestic Gulf of Mexico fleet into other international markets. We must provide for certain costs including fuel and transportation charges, and if necessary, perform certain regulatory tasks in order to mobilize a vessel into a new market. As part of our new business plan, we anticipate relocating vessels to other markets, and as such, we will incur additional mobilization costs in 2005.

Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the near term will be limited. We currently do not have a registration statement on file with the SEC covering any future sales of our common stock. Additionally, under the terms of our registration rights agreement with certain of our existing common stockholders, we may be prohibited from effecting certain transactions in our common stock, including any public offering of common stock, while these affiliates are effecting an underwritten offering of their common stock. As a result, our ability to opportunistically access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity, such as our credit facilities, even if those sources are less attractive to us than selling primary shares of our common stock in the market.

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

We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our condensed consolidated financial statements. We believe the following represent our critical accounting policies.

Financial Reporting by Entities in Reorganization.    While we are reorganizing under Chapter 11 of the bankruptcy code, the financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires us to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise separately from those that are not subject to compromise or are post-petition liabilities. According to our confirmed plan of reorganization, only our Senior Notes and the related accrued interest are subject to compromise. In addition, we discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”). The financial statements for the period ended December 31, 2004 do not reflect the effect of any changes in our capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that will be necessary as a result of actions by the Bankruptcy Court. Upon confirmation of the plan of reorganization by the Bankruptcy Court, we adopted “fresh-start” accounting as required by SOP 90-7 on the effective date of the reorganization. We are in the process of allocating the reorganization value to our assets and liabilities in relation to their fair value. Accordingly, the carrying values of assets and liabilities, primarily property and equipment, liabilities subject to comprise, and stockholders’ equity, on the effective date of reorganization will differ materially from the amounts shown as of December 31, 2004.

Revenue Recognition.    Trico earns and recognizes revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which Trico provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, Trico provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

Accounting for long-lived assets.    We have approximately $459.2 million in net property and equipment (excluding assets held for sale) at December 31, 2004, which comprises approximately 83% of total Company assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values and when necessary, impairment charges (see below for discussion of impairment policy).

We record vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 30 years from the date of acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

Impairment of long-lived assets other than goodwill.    In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of December 31, 2004, we have approximately 19 cold stack vessels. We have concluded that none of these vessels will be withdrawn from services in the next twelve months. In performing our impairment analysis, we have estimated the costs to destack these vessels, and included those costs in our cash flow projections. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations. If market conditions were to decline in any markets in which we operate, it could require us to evaluate the recoverability of our long-lived assets in that market. Our most recent test was performed as of December 31, 2004, which resulted in an impairment charge of $2.0 million on assets held for sale.

Impairment of goodwill.    At the beginning of 2003, our goodwill balance of $110.6 million related primarily to the 1997 acquisition of our North Sea operations, which is considered a reporting unit pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for the possible impairment of goodwill at the reporting unit level in accordance with the requirements of SFAS No. 142. In assessing reporting unit fair value, we must make assumptions regarding estimated future cash flows and other factors used to determine fair value. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets. Annually or when market conditions necessitate interim analysis, we calculate reporting unit fair value based on estimated cash flows, comparable industry financial ratios and other analysis. The reporting unit fair value is compared to carrying value to determine whether the goodwill is impaired. We performed our annual impairment analysis as of June 30, 2003 and determined that a goodwill impairment did exist. Therefore, we recorded a charge of approximately $28.6 million during the second quarter of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, we determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, we determined that an additional impairment was warranted, and recorded an impairment charge on the remaining goodwill balance of approximately $84.4 million.

Restricted Cash.    The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2004, the majority of the total restricted cash balance of $7.5 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.2 million has been classified as “Restricted cash - noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $1.3 million at December 31, 2004, which are classified as current assets.

Losses on Insured Claims.    The Company limits its exposure to losses on insurance claims by maintaining stop-loss and aggregate liability coverages. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Deferred Tax Valuation Allowance.    Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. deferred tax asset because it was not likely that this benefit would be realized. Because conditions about the likelihood of realization have not changed, we have continued to maintain this valuation allowance against all U.S. deferred tax assets. Although taxes are not currently owed, we provide for and classify as deferred the future tax liability on the earnings of our Norwegian subsidiary which operates under the Norwegian shipping tax regime.

Deferred marine inspection costs.    We record the cost of major scheduled drydockings in connection with regulatory marine inspections for our vessels as deferred charges. We amortize on an individual vessel basis deferred marine inspection costs over the expected periods of benefit, typically ranging from two to five years. Non-regulatory drydocking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology, and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory drydocking expenditures are expensed in the period in which they are incurred.

New Accounting Standards

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard was issued in the fourth quarter of 2004, but implementation has been deferred until 2005. Although we are in the process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if we report net income.

In December 2004, the FASB issued a revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”). This revised statement establishes a new standard for transactions in which an entity exchanges its equity instruments for goods and services or other transactions involving equity instruments. Among other things, this statement requires the fair-value based method of accounting for equity based compensation to employees. Under this method, public entities must measure the grant date fair value of equity based awards issued to employees and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity based compensation to employees. For public companies not filing as small business issuers, the statement is effective for the first interim or annual period that begins after June 15, 2005 and will require a modified version of the prospective method to be used. Following the accounting guidance set forth in Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we will adopt SFAS No. 123R upon emerging from bankruptcy. Although we are currently analyzing the effect of the statement, it is likely that earnings will decrease in 2005 due to the recognition of employee based stock compensation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an impact on our financial position or results of operations.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 is not expected to have an impact on our diluted earnings (loss) per share.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue will coincide with the effective date of an anticipated FASB Staff Position (“FSP”) that will provide guidance in determining whether two or more operating segments have similar economic characteristics. The consensus should be applied to fiscal years ending after that effective date, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. Early application is permitted. The FASB staff anticipates that the final issuance of the FSP and its effective date will be in 2005. We do not anticipate a material impact on the financial statements from the adoption of this consensus.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures primarily include interest rate and exchange rate fluctuations on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during 2004. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 12 to our consolidated financial statements in Item 8. These instruments are subject to interest rate risk.

As of December 31, 2004 and 2003, we had $132.7 million and $115.0 million, respectively, in variable rate debt. As of December 31, 2004 and 2003, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $133.0 million and $115.6 million, respectively. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of December 31, 2004 and 2003 would increase annual interest expense by approximately $1.3 and $1.2 million, respectively.

As of December 31, 2004, the carrying value of our long-term fixed rate debt, including accrued interest, was $14.5 million, which includes our 6.08% MARAD bonds ($2.5 million), and 6.11% MARAD bonds ($11.9 million), and excludes our 8.875% senior notes ($250.0 million). As of December 31, 2003, the carrying value of our long-term fixed rate debt, including accrued interest, was $268.2 million. The fair value of our long-term fixed rate debt as of December 31, 2004 and 2003 was approximately $13.3 million and $198.6 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2004 and 2003 by approximately $0.4 million and $15.3 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

Foreign Currency Exchange Rate Sensitivity

We have substantial operations located outside the United States (principally the North Sea and Brazil) for which the functional currency is not the U.S. Dollar. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations and, therefore, our consolidated financial statements, will fluctuate based upon changes in currency exchange rates.

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

During 2003, in conjunction with the sale of our large North Sea class vessel described in Note 3 of the consolidated financial statements in Item 8, we entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, we recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange forward contracts outstanding as of December 31, 2004 or December 31, 2003.

In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. We recorded other comprehensive gains of $17.7 million, $10.6 million and $71.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, as a result of the net increase in the value of the NOK and other currencies against the U.S. dollar.

As described above, at December 31, 2004, 2003, and 2002, we had the equivalent of $78.5 million, $84.6 million and $94.1 million, respectively, of outstanding NOK-denominated indebtedness, including accrued interest. The potential increase in the U.S. Dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $8.7 million, $9.3 million and $10.5 million at December 31, 2004, 2003, and 2002, respectively.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trico Marine Services, Inc.:

We have completed an integrated audit of Trico Marine Services, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries (Debtors in Possession) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1, 3, 4, 11 and 12 to the consolidated financial statements, effective December 21, 2004, the Company and two of its United States (“U.S.”) subsidiaries filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Effective March 15, 2005, the Company’s plan of reorganization was substantially completed and the Company emerged from bankruptcy. In connection with the emergence from bankruptcy, the Company will adopt fresh start accounting which will result in substantial adjustments to recorded assets and liabilities as of the emergence date. These factors, among others, also impact the Company’s liquidity and are discussed in Note 1 to the consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 15, 2005

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

as of December 31, 2004 and December 31, 2003

	December 31, 2004	December 31, 2003
	(Dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,170	$25,892
Restricted cash	1,293	1,708
Accounts receivable, net	34,373	30,451
Prepaid expenses and other current assets	1,405	1,501
Assets held for sale	3,883	—

Total current assets	54,124	59,552
Property and equipment:
Land and buildings	3,774	6,402
Marine vessels	659,289	661,729
Construction-in-progress	32	170
Transportation and other	5,240	4,628

	668,335	672,929
Less accumulated depreciation and amortization	209,124	185,910

Net property and equipment	459,211	487,019
Restricted cash—noncurrent	6,232	—
Other assets	31,188	38,620

Total assets	$550,755	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$60,902	$66,266
Accounts payable	6,495	6,190
Accrued expenses	7,994	6,352
Accrued insurance reserve	4,420	4,497
Accrued interest	518	3,656
Income taxes payable	455	331

Total current liabilities	80,784	87,292
Liabilities subject to compromise:
Senior Notes	250,000	—
Accrued interest on Senior Notes	25,179	—
Long-term debt, net of discounts	86,229	313,900
Deferred income taxes	40,010	39,772
Other liabilities	4,712	2,196

Total liabilities	486,914	443,160
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 and 36,982,569 shares issued and 36,965,537 and 36,910,537 shares outstanding at December 31, 2004 and December 31, 2003	370	370
Additional paid-in capital	338,071	338,007
Accumulated deficit	(310,797)	(214,845)
Unearned compensation	(119)	(127)
Cumulative foreign currency translation adjustment	36,317	18,627
Treasury stock, at par value, 72,032 shares at December 31, 2004 and December 31, 2003	(1)	(1)

Total stockholders’ equity	63,841	142,031

Total liabilities and stockholders’ equity	$550,755	$585,191

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands, except share and per share amounts)
Revenues:
Charter hire	$112,315	$123,290	$133,771
Other vessel income	195	231	171

Total revenues	112,510	123,521	133,942

Operating expenses:
Direct vessel operating expenses and other	80,712	81,188	84,101
General and administrative	16,815	15,519	15,077
Amortization of marine inspection costs	11,432	10,775	10,225
Depreciation and amortization expense	32,931	33,392	31,870
Impairment of goodwill	—	113,028	—
Impairment of long-lived assets	8,584	—	5,200
Loss on assets held for sale	10,725	6,165	—
(Gain) loss on sales of assets	30	(1,045)	(454)

Total operating expenses	161,229	259,022	146,019

Operating loss	(48,719)	(135,501)	(12,077)

Reorganization costs	(8,617)	—	—
Interest expense	(33,405)	(30,159)	(28,432)
Amortization of deferred financing costs	(7,813)	(977)	(1,127)
Loss on early retirement of debt	(618)	—	(10,998)
Other income (loss), net	152	(649)	(794)

Loss before income taxes	(99,020)	(167,286)	(53,428)

Income tax expense (benefit)	(3,068)	(2,888)	14,550

Net loss	$(95,952)	$(164,398)	$(67,978)

Basic loss per common share:
Net loss	$(2.60)	$(4.51)	$(1.87)

Average common shares outstanding	36,876,152	36,470,940	36,260,993

Diluted loss per common share:
Net loss	$(2.60)	$(4.51)	$(1.87)

Average common shares outstanding	36,876,152	36,470,940	36,260,993

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Cumulative Foreign Currency Translation Adjustment	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars					Shares	Dollars
	(Dollars in thousands, except share amounts)
Balance, December 31, 2001	36,326,367	$363	$337,283	$17,531	$—	$(63,450)	72,032	$(1)	$291,726
Stock options exercised	18,000	—	60	—	—	—	—	—	60
Comprehensive income:					—
Gain on foreign currency translation	—	—	—	—	—	71,518	—	—	71,518
Net loss	—	—	—	(67,978)	—	—	—	—	(67,978)

Comprehensive income									3,540
Balance, December 31, 2002	36,344,367	363	337,343	(50,447)	—	8,068	72,032	(1)	295,326
Stock options exercised	578,202	6	520	—	—	—	—	—	526
Issuances of restricted stock	60,000	1	144	—	(145)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	18	—	—	—	18
Comprehensive loss:
Gain on foreign currency translation	—	—	—	—	—	10,559	—	—	10,559
Net loss	—	—	—	(164,398)	—	—	—	—	(164,398)

Comprehensive loss									(153,839)
Balance, December 31, 2003	36,982,569	370	338,007	(214,845)	(127)	18,627	72,032	(1)	142,031
Issuances of restricted stock	25,000	—	58	—	(58)	—	—	—	—
Issuances of stock to directors	30,000	—	6	—	—	—	—	—	6
Amortization of unearned compensation	—	—	—	—	66	—	—	—	66
Comprehensive loss:
Gain on foreign currency translation	—	—	—	—	—	17,690	—	—	17,690
Net loss	—	—	—	(95,952)	—	—	—	—	(95,952)

Comprehensive loss									(78,262)
Balance, December 31, 2004	37,037,569	$370	$338,071	$(310,797)	$(119)	$36,317	72,032	$(1)	$63,841

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Net loss	$(95,952)	$(164,398)	$(67,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,077	45,280	43,264
Deferred marine inspection costs	(11,360)	(10,840)	(9,542)
Deferred income taxes	(3,388)	(3,132)	14,359
Loss on asset held for sale	10,725	6,165	—
Impairment of goodwill	—	113,028	—
Loss on early retirement of debt	618	—	10,998
Impairment of long-lived assets	8,584	—	5,200
Gain on sales of assets	30	(1,045)	(454)
Provision for doubtful accounts	565	120	120
Amortization of unearned compensation	66	18	—
Change in operating assets and liabilities:
Accounts receivable	(3,065)	9,074	6,069
Prepaid expenses and other current assets	163	(347)	2,676
Accounts payable and accrued expenses	23,380	(3,659)	(3,892)
Other, net	(204)	471	(8,665)

Net cash used in operating activities	(14,761)	(9,265)	(7,845)

Cash flows from investing activities:
Purchases of property and equipment	(6,155)	(26,443)	(69,797)
Proceeds from sales of assets	3,831	54,392	1,984
Increase in restricted cash	(5,677)	(730)	(92)
Other, net	2,857	996	(1,610)

Net cash provided by (used in) investing activities	(5,144)	28,215	(69,515)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	526	60
Proceeds from issuance of debt	55,365	50,763	346,592
Repayment of debt	(48,280)	(57,408)	(292,286)
Proceeds from sale-leaseback transactions	2,746	2,929	5,858
Deferred financing costs and other	(2,783)	(150)	(6,866)

Net cash (used in) provided by financing activities	7,048	(3,340)	53,358

Effect of exchange rate changes on cash and cash equivalents	135	117	2,213
Net increase (decrease) in cash and cash equivalents	(12,722)	15,727	(21,789)
Cash and cash equivalents at beginning of period	25,892	10,165	31,954

Cash and cash equivalents at end of period	$13,170	$25,892	$10,165

Supplemental cash flow information:
Income taxes paid	$210	$14	$796

Interest paid	$8,464	$32,547	$36,474

Operating cash payments from reorganization items	$8,168	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.     The Company

Trico Marine Services, Inc. (the “Company”) is a provider of marine support vessels to the oil and gas industry in the Gulf of Mexico (the “Gulf”), the North Sea, Latin America and West Africa. As of December 31, 2004, the Company had a total fleet of 83 vessels, including 48 supply vessels, 12 large capacity platform supply vessels (“PSVs”), six large anchor handling, towing and supply vessels (“AHTSs”), 11 crew boats, and six line-handling vessels. We are leasing three of the crew boats under ten-year operating lease agreements. The services provided by the Company’s diversified fleet include transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment from one location to another and support for the construction, installation, maintenance and removal of offshore facilities.

On December 21, 2004, Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization is being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” Included in the consolidated financial statements for the year ended December 31, 2004 are subsidiaries operating inside and outside of the United States which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not Debtors in any bankruptcy or insolvency proceeding. The Debtors were operating as debtors-in-possession pursuant to the Bankruptcy Code from the period of December 21, 2004 until March 15, 2005. Please refer to the discussion in Note 3.

Liquidity

As further discussed in Note 3, the Company’s recurring losses and negative cash flows from operations resulted in our reorganization proceedings. We emerged from Chapter 11 on March 15, 2005 and have subsequently evaluated our ability to continue as a going concern. We believe that our cash on hand and available borrowings under the NOK credit facility and the $20 million revolving credit component of the $75 million secured credit facility (the “Exit Credit Facility”) (see Note 12) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least December 31, 2005.

During 2005 and the first quarter of 2006, our current plan requires us to fund our U.S. operations by utilizing the revolving credit facility of the Exit Credit Facility. We are currently in compliance with the financial covenants in the Exit Credit Facility. In addition, we have performed an analysis of the financial covenants under the Exit Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged for the rest of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to decline more than ten percent from current levels, we may have difficulty complying with the covenants in the agreement relating to our earnings before interest, taxes, depreciation and amortization, as defined (the “U.S. EBITDA Covenant”), for our U.S. operations. In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million from our international subsidiaries. If our U.S. operations have difficulty complying with these covenants based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our Exit Credit Facility, our NOK Term Loan and our Trico Supply Bank Facility on our ability to repatriate funds from Norway on a tax efficient basis and

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

limitations on the amounts, we do not expect those restrictions to prevent the repatriation of sufficient cash to comply with the U.S. EBITDA covenant, if such repatriation was needed.

Our cash provided by operations in 2005 will be determined by the day rates and utilization levels of our vessels, which is affected by expenditures for oil and gas exploration, development and production. The Company cannot make any assurances that the factors beyond the Company’s control affecting demand for our vessels will not impact the Company’s ability to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. According to the Company’s confirmed plan of reorganization, only the Company’s $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest are subject to compromise. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”). The financial statements for the period ended December 31, 2004 do not reflect the effect of any changes in the Company’s capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Upon confirmation of the plan of reorganization by the Bankruptcy Court which was subject to the closing of the Exit Credit Facility, the Company adopted “fresh-start” accounting as required by SOP 90-7 on the effective date of the reorganization. The Company is in process of allocating the reorganization value to its assets and liabilities in relation to their fair value based on a total equity value of $110 million. Accordingly, the carrying values of assets and liabilities on the effective date of reorganization will differ materially from the amounts shown as of December 31, 2004.

Consolidation Policy

The consolidated financial statements include Trico Marine Services, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

All highly liquid investments with original maturity dates of three months or less are considered to be cash equivalents.

Restricted Cash

The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2004, the majority of the total restricted cash balance of $7.5 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility (see Note 12). Since the cash held in escrow for outstanding letters of credit will not be used to offset currently

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

maturing liabilities, the balance of $6.2 million has been classified as “Restricted cash—noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $1.3 million at December 31, 2004, which are classified as current assets.

Accounts Receivable

In the normal course of business, the Company extends credit to its customers on a short-term basis, generally 90 days or less. The Company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary.

The Company is exposed to insurance risks related to the Company’s insurance and reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The Company records the reinsurance recoverable amount when the claim has been communicated and accepted by the carrier, and the Company expects to receive amounts owed. The Company monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for doubtful reinsurance receivables.

Property and Equipment

All property and equipment is stated at cost, reduced by the amount of impairments, if any. Depreciation is recognized using the straight-line method, assuming an estimated salvage value of between zero and 10% for marine vessels and no salvage value for other assets. Marine vessels are depreciated over estimated useful lives ranging from 15 to 30 years from the date of acquisition. Major modifications which extend the useful life of marine vessels are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over estimated useful lives ranging from 15 to 40 years. Transportation and other equipment are depreciated over estimated useful lives ranging from five to ten years. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations.

Depreciation expense amounted to approximately $32.9 million, $33.4 million and $31.9 million in 2004, 2003 and 2002, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was capitalized in 2004. Approximately $0.2 million and $0.7 million of interest was capitalized in 2003 and 2002, respectively.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company has grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like vessels for impairment review if the cold-stacked vessel is determined to be capable of

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, the Company has not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds the discounted cash flow or fair market value of the asset.

Marine vessel spare parts

Marine vessel spare parts are stated at the lower of average cost or market and are included in other assets in the consolidated balance sheet.

Deferred marine inspection costs

Drydocking expenditures incurred in connection with regulatory marine inspections are capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months). These marine inspection costs are included in other assets in the consolidated balance sheet. Non-regulatory dry-docking expenditures are either capitalized as major modifications or expensed, depending on the work being performed.

Deferred Financing Costs

Deferred financing costs include costs associated with the issuance of the Company’s debt and are amortized using the effective interest rate method of amortization over the life of the related debt agreement or on a straight-line basis over the life of the related debt agreement which approximates the effective interest rate method of amortization.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets”, provides that goodwill is no longer amortized, but must be tested for impairment using a fair value approach. The Company tests for the possible impairment of goodwill at the reporting unit level in accordance with the requirements of SFAS No. 142. In assessing reporting unit fair value, the Company must make assumptions regarding estimated future cash flows and other factors used to determine fair value. Annually or when market conditions necessitate interim analysis, the Company calculated reporting unit fair value based on estimated cash flows, comparable industry financial ratios and other analysis. The reporting unit fair value was compared to carrying value to determine whether the goodwill is impaired. The Company performed its annual impairment analysis as of June 30, 2003 and determined that a goodwill impairment did exist. Therefore, the Company recorded a charge of approximately $28.6 million during the second quarter of 2003. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, the Company determined that an additional interim test of impairment was necessary as of December 31, 2003. As a result of the December 2003 analysis, the Company determined that an additional impairment was warranted, and recorded an impairment on the remaining goodwill balance of approximately $84.4 million.

Income Taxes

Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. Management provides valuation allowances against deferred tax assets for amounts which are not considered “more likely than not” to be realized. Although taxes are considered indefintely deferred, the Company provides for and classifies as deferred the future tax liability on the earnings of our Norwegian subsidiary which operates under the Norwegian shipping tax regime.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Revenue Recognition

Trico earns and recognizes revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which Trico provides a vessel to a customer and is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, Trico provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years.

Direct Vessel Operating Expenses

Direct vessel operating expenses principally include crew costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred, except for deferred marine inspection costs, which are deferred and amortized.

Losses on Insured Claims

The Company limits its exposure to losses on insurance claims by maintaining stop-loss and aggregate liability coverages. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the cumulative foreign currency translation adjustment component of stockholders’ equity.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Stock Based Compensation

The Company has stock-based employee compensation plans, under which employees are granted stock options and restricted stock awards. These plans are described in more detail in Note 18. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting For Stock Based Compensation” and, subsequently, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” For restricted stock awards, the fair value at the date of the grant is expensed over the vesting period. For stock options, no compensation cost is reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net loss	$(95,952)	$(164,398)	$(67,978)
Add: Stock based compensation expense included in reported net income, net of related tax effects	72	18	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of tax	(238)	(472)	(878)

Pro forma net loss	$(96,118)	$(164,852)	$(68,856)

Net loss per common share:
Basic and Diluted—as reported	$(2.60)	$(4.51)	$(1.87)

Basic and Diluted—pro forma	$(2.61)	$(4.52)	$(1.90)

There were no options granted during 2004. The estimated weighted average fair value of options granted during 2003 and 2002 were $1.52 and $4.01 per share, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions by grant year:

	2003	2002
Expected annual dividends	$—	$—
Risk free interest rate	3.15%	6.28%
Expected term (in years)	5	5
Volatility	62.24%	44.36%

Comprehensive Income/(Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of currency translation adjustments in foreign subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentations.

New Accounting Standards

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard was issued in the fourth quarter of 2004, but has been deferred until 2005. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if the Company reports net income.

In December 2004, the FASB issued a revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”). This revised statement establishes a new standard for transactions in which an entity exchanges its equity instruments for goods and services or other transactions involving equity instruments. Among other things, this statement requires the fair-value based method of accounting for equity based compensation to employees. Under this method, public entities must measure the grant date fair value of equity based awards issued to employees and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity based compensation to employees. For public companies not filing as small business issuers, the statement is effective for the first interim or annual period that begins after June 15, 2005 and will require a modified version of the prospective method to be used. Following the accounting guidance set forth in Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company will adopt SFAS No. 123R upon emerging from bankruptcy. Although the Company is currently analyzing the effect of the statement, it is likely that earnings will decrease in 2005 due to the recognition of employee based stock compensation. See Note 3 for stock options expected to be issued in connection with confirmation of our plan or reorganization.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s financial position or results of operations.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 is not expected to have an impact on our diluted earnings (loss) per share.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue will coincide with the effective date of an anticipated FASB Staff Position (“FSP”) that will provide guidance in determining whether two or more operating segments have similar economic characteristics. The consensus should be applied to fiscal years ending after that effective date, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. Early application is permitted. The FASB staff anticipates that the final issuance of the FSP and its effective date will be in 2005. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

3.    Chapter 11 Proceedings

On December 21, 2004, Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization is being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” Included in the consolidated financial statements for the year ended December 31, 2004 are subsidiaries operating inside and outside of the United States which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not Debtors in any bankruptcy or insolvency proceeding. The Debtors are currently operating as debtors-in-possession pursuant to the Bankruptcy Code.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following is a summary of the Debtors’ condensed combined balance sheet and income statement as of and for the year ended December 31, 2004, presented in accordance with SOP 90-7. Material intercompany accounts between Debtors have been eliminated and subsidiaries not subject to the proceeding are presented as an equity method investee (dollars in thousands):

As of December 31, 2004
ASSETS
Total current assets	$21,228
Net property and equipment	132,058
Intercompany notes and accounts receivables	21,165
Investments in subsidiaries	208,743
Other non-current assets	22,385

Total assets	$405,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$12,007
Liabilities subject to compromise	275,179
Long-term debt	54,550

Total liabilities	341,736

Stockholders’ equity	63,841

Total liabilities and stockholders’ equity	$405,577

Year ended December 31, 2004
Total revenues	$47,533
Total operating expenses	73,540

Operating loss	(26,007)

Reorganization costs	(8,617)
Interest expense	(29,842)
Amortization of deferred financing costs	(7,585)
Loss on early retirement of debt	(618)
Equity in net earnings (loss) of subsidiaries	(23,570)
Other income (loss), net	287

Loss before income taxes	(95,952)
Income tax expense (benefit)	—

Net loss	$(95,952)

We commenced a Chapter 11 reorganization of the Debtors to reorganize our capital structure to bring it into alignment with the Company’s present and future operating prospects and to the provide the Company with greater liquidity. Our need for a reorganization resulted in part from prior precipitous declines in day rates and utilization, particularly in the U.S. Gulf of Mexico (the “Gulf”) market, leading to negative operating results in recent years. Although the Company took steps to enhance liquidity during this time period, including refinancing long-term debt in 2002, selling vessels in 2003 and 2004 and refinancing its U.S. revolving credit

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

facility in February 2004, the Company’s financial and liquidity position continued to deteriorate in 2004, primarily due to extremely low demand for its vessels in its key markets.

The Debtors initiated their Chapter 11 cases in accordance with the Bankruptcy Court’s special guidelines for “prepackaged” bankruptcy cases, pursuant to which the Debtors solicited and obtained the consent of their creditors to the terms of reorganization as set forth in the Debtors’ joint prepackaged plan of reorganization (the “Plan”) prior to the filing of the Chapter 11 cases.

In November 2004, the Company announced that it had commenced the formal process of soliciting approvals for a consensual financial reorganization of the Company from holders of the Company’s $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”). The holders of the Senior Notes voted overwhelmingly to accept the plan, with the Company receiving acceptances from 99.9% of the eligible creditors who voted on the Plan.

Pursuant to the Plan, the holders of the Senior Notes will receive, in exchange for their total claims (including principal and accrued but unpaid interest), 100% of the fully diluted new common stock of the reorganized Trico Marine Services, Inc. (10,000,000 shares), before giving effect to (i) the potential exercise of 1,000,000 shares of warrants to be distributed to the Company’s existing holders of old common stock pursuant to the Plan and (ii) up to 750,000 options to be issued under a new employee and director stock option plan. On the Plan’s effective date, the sole equity interests in the reorganized Company will consist of new common stock issued to the holders of the Senior Notes, warrants issued to the holders of old common stock, and options and restricted stock to be issued to employees and directors, including the chairman of the board of directors.

At the “first day” hearings held on December 22, 2004, the Bankruptcy Court entered several orders for relief authorizing the Debtors to, among other things, pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations; to pay various prepetition claims of the Debtors’ vendors and other service providers in the ordinary course of business; to continue their cash management systems and to maintain existing bank accounts; to dispense with the requirement of filing schedules of assets, liabilities, executory contracts, unexpired leases, and other financial statements in light of the prepackaged nature of the Debtors’ bankruptcy cases; and to employ and retain certain legal, financial and administrative advisors for the duration of the Debtors’ bankruptcy cases. On December 22, 2004, the Debtors also received approval from the Bankruptcy Court for a $75 million secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”) comprised of a $55 million unamortizing term loan component and a $20 million revolving credit facility component. The term loan proceeds were used to repay and retire the existing $55 million secured term loan (the “2004 Term Loan”). The revolving credit facility component will provide additional liquidity for reorganization and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets. The DIP Credit Facility does not amortize and expires on the earlier of the date the Company emerges from Bankruptcy or May 4, 2005. On January 19, 2005, the Bankruptcy Court entered the final order for the DIP Credit Facility, and the repayment of the 2004 Term Loan occurred.

On January 19, 2005, the Bankruptcy Court held a confirmation hearing with respect to the Plan, during which the Bankruptcy Court found that the Debtors’ disclosure statement with respect to the Plan was adequate in all respects pursuant to the relevant provisions of the Bankruptcy Code and, on that basis and in accordance with other findings of fact and conclusions of law, confirmed the Plan, as further evidenced in the Bankruptcy Court’s order to that effect entered on January 21, 2005.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On February 21, 2005, the Company entered into a new $75 million secured credit agreement (the “Exit Credit Facility”), comprised of a $55 million term loan component and a $20 million revolving credit facility component. The Exit Credit Facility became effective on March 15, 2005 after the Bankruptcy Court entered the final order for the agreement. Under the terms of the Exit Credit Facility, the Company is required to make mandatory term loan repayments of $5 million during each of 2007, 2008 and 2009, with a final payment of $40 million in 2010. The revolving credit component reduces upon mandatory prepayment events including certain sales of assets and debt or equity issuances, and has a final maturity of February 2010, whereby all remaining commitments will terminate. Covenants in the Exit Credit Facility prohibit the Company from incurring additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the United States and entering into unapproved joint ventures. In addition, other covenants restrict the amount of capital expenditures and maintenance and classification costs that may be incurred.

Following the Bankruptcy Court hearing approving the Exit Credit Facility and the completion of various post-confirmation financing and corporate governance requirements set forth in the Plan, the Company emerged from bankruptcy on March 15, 2005 (the “Exit Date”). On March 15, 2005, holders of the Company’s old common stock became entitled to receive warrants to purchase new common stock. Each holder of old common stock will receive one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. In addition, the Company issued approximately 698,000 stock options to employees and the chairman of the board of directors with exercise prices of $11.00 per share, as well as an award of 30,000 shares of stock to directors.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the reorganization of our assets and liabilities as a result of the Plan’s effectiveness, as well as the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), with respect to reporting upon emergence from Chapter 11, which is commonly referred to as “fresh-start” accounting. As part of our upcoming “fresh-start” accounting adjustments, the entire Senior Notes principal and accrued interest balance ($275.2 million at December 31, 2004) will be converted into new common stock. In addition, our long-lived assets will be reduced based on the fair market values assigned to our reorganized liabilities and current assets, and based upon a total equity value of $110.0 million. Going forward, we expect that interest expense and depreciation and amortization will be dramatically reduced, and other changes may result from adopting new accounting policies. Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted as of the date of emergence. The Company is in process of compiling its reorganized balance sheet as of the Exit Date.

4.    Reorganization Costs

The following summarizes the reorganization costs incurred by the Company during the year ended December 31, 2004:

2004
Professional and other fees	$8,009
Key employee retention program	608

Reorganization costs	$8,617

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Since April 2004, when the Company announced it had retained financial and legal reorganization advisors, the Company has incurred significant costs associated with the reorganization initiative. During the year ended December 31, 2004, the Company incurred reorganization charges of $8.6 million, primarily related to fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. In addition to the monthly fees, the Company has agreed to pay approximately $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes (in cash or in our common stock, issued at the reorganization value of $11.00 per share, or a combination of the two) upon consummation of a reorganization. These success fees were accrued when the advisors met the criteria for the fee under the agreement, which occurred on the Exit Date.

The Company has also adopted a key employee retention plan, which calls for aggregate payments of $1.0 million payable based on service over an estimated 15 month period beginning in December 2004. During 2004, the Company accrued approximately $0.6 million for the retention plan. In December 2004, the Company made payments of approximately $0.3 million representing the first of four vesting dates under the key employee retention plan.

These expenses are classified as “Reorganization costs,” a non-operating expense, in the condensed consolidated statements of operations for the year ended December 31, 2004.

5.    Assets Held for Sale and Sales of Vessels

In December 2004, the Company entered into a sale-leaseback transaction for its 14,000 square foot primary office in the North Sea to provide additional liquidity. The sale generated approximately $2.8 million of net proceeds. The Company entered into a 10-year operating lease for the use of the facility, with annual rent payments of approximately $0.3 million. The lease contains options, at the Company’s discretion, to extend the lease for an additional six years, as well as a fair-value purchase option at the end of the lease term.

During the second quarter of 2004, as a result of an inability to achieve adequate day rates and long-term contracts for some of the oldest North Sea class vessels, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair value of the asset less transaction costs or commissions. Based on the Company’s estimates of fair value less transaction costs or commissions, the Company recorded an initial charge of $8.7 million on the three North Sea class vessels during the second quarter of 2004 and recorded an additional charge of $2.0 million during the fourth quarter of 2004 on the remaining two vessels, which are still being actively marketed for sale. The fourth quarter impairment relates to changes in the previously estimated selling prices of the vessels due to changes in market conditions.

During October 2004, the Company began actively marketing a group of five linehandler vessels, currently operating in Brazil. The five vessels are included in assets held for sale at December 31, 2004 at their aggregate book value of $1.5 million, as the estimated fair value exceeded the book value.

During the second quarter of fiscal year 2003, the Company committed to a formal plan to sell its investment in the construction of the anchor handling towing supply vessel (“AHTS”) which had a long-term contract with Petroleo Brazileiro S.A. (“Petrobras”) as well as dispose of one of its larger North Sea class vessels. In accordance with SFAS No. 144, these assets were classified as held for sale, and the Company recorded a charge of approximately $5.2 million for the impairment related to the anticipated sale of the assets

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

during the second quarter of 2003. The Company completed the sale of the above-described assets in September 2003. The Company received net proceeds in the amount of $52.5 million from the sale of the Brazilian AHTS and North Sea class vessel and recorded an additional loss of $0.9 million on the transactions. The total loss on the sale of the North Sea class vessel and Brazilian AHTS was $6.2 million.

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

In February 2002, the Company sold one of its crew boats for $0.7 million and recognized a gain of approximately $0.5 million from the sale. In April 2002, the Company completed an agreement for a sales-type lease of three of its line handling vessels and recognized a loss of approximately $0.1 million on the transaction. The sales are included in gain (loss) on sale of assets in the accompanying Consolidated Statement of Operations.

6.    Vessel Impairments

In accordance with the provisions of SFAS No. 144, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Due to changes to the Company’s operational reorganization plan as well as the continued low levels of day rates and utilization in the Company’s key market areas during the first half of the year, the Company determined that a test for impairment of its vessels was necessary as of June 30, 2004. The Company records impairment losses on long-lived assets held for use when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the second quarter of 2004, based on the Company’s updated estimates of cash flows, the Company recorded a charge of $8.6 million on three of its North Sea class vessels classified as held for use. If market conditions were to further deteriorate in any markets in which the Company operates or if vessels are mobilized into a new market with new cash flow estimates, it could require the Company to re-evaluate the recoverability of its long-lived assets in that market. In addition, if the Company decides to sell additional vessels in the future, further impairments may be required depending on the estimated selling prices of the vessels.

During 2002, the Company determined that the carrying value of two vessels exceeded their fair values. Fair value was determined through the use of estimated vessel discounted cash flows. The Company reduced net book value to the estimated fair value for the vessels and recorded a non-cash $5.2 million impairment charge.

7.    Deferred financing costs and original issue discounts:

Since an event of default occurred under the Senior Notes indenture and the 2004 Term Loan agreement, the maturities under both facilities could be accelerated and the outstanding balances are payable immediately upon demand. As a result, the Company determined that there is substantial doubt about the future benefit the Company will receive from the deferred financing costs and original issue discounts associated with these debt offerings. Therefore, the Company expensed the remaining unamortized deferred finance cost balance of $7.2 million during the second quarter of 2004. This accelerated amortization is included in “Amortization of deferred finance costs” in the consolidated statement of operations for the year ended December 31, 2004. In addition, the Company recorded a charge of $2.8 million during the second quarter of 2004 to accelerate the amortization of original issue discounts, which is included in “Interest expense” in the consolidated statement of operations for the year ended December 31, 2004.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

8.    Accounts Receivable

The Company’s accounts receivable, net consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Trade receivables	$31,344	$24,432
Allowance for doubtful accounts	(1,233)	(542)
Insurance and other	4,262	6,561

Accounts receivable, net	$34,373	$30,451

The Company’s receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Latin America. Since the Company’s receivables are primarily generated from customers having similar economic interests, the Company has potential exposure to credit risk that could result from economic or other changes to the oil and gas industry. As of December 31, 2004, no individual customer represented greater than 10% of the outstanding accounts receivable balance. During 2004, the Company recorded an increase to the allowance for doubtful accounts of $0.7 million.

9.    Goodwill

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

The Company did not record a tax benefit for goodwill impairments in 2003 because these charges are not deductible for tax purposes.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10.    Other Assets

The Company’s other assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Deferred marine inspection costs, net of accumulated amortization of $22,111 and $25,461 in 2004 and 2003, respectively	$19,017	$20,828
Deferred financing costs, net of accumulated amortization of $840 and $1,810 in 2004 and 2003, respectively	882	6,366
Marine vessel spare parts	7,058	9,122
Other	4,231	2,304

Other assets	$31,188	$38,620

Approximately $0.5 million of fees were capitalized as deferred financing costs related to the DIP Credit Facility and Exit Credit Facility during 2004. See Note 7 for a discussion of accelerated amortization of deferred financing costs.

11.    Prepetition Liabilities Subject to Compromise

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. Under the Company’s joint plan of reorganization confirmed by the Bankruptcy Court, the prepetition claims subject to compromise were converted on March 15, 2005 into substantially 100% of the new equity of the Company, subject to dilution by employee and director stock options and warrants issued to prepetition common stockholders.

On a consolidated basis, prepetition liabilities subject to compromise under Chapter 11 proceedings, consisted of the following:

December 31, 2004
Senior Notes	$250,000
Accrued interest on Senior Notes	25,179

Pre-petition liabilities subject to compromise	$275,179

The total interest on the Senior Notes that was not charged to earnings for the period from December 21, 2004 to December 31, 2004, was not material. Such interest was not accrued as the Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to prepetition unsecured or undersecured claims.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

12.    Debt

The Company’s debt not subject to compromise consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Senior Notes, bearing interest at 8.875%, due May 2012 (1)	$—	$250,000
Trico Supply Bank Facility, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 2.99% at December 31, 2004) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($5.9 million) beginning March 2003 with balance of the commitment expiring September 2009.	55,927	61,508
2004 Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or U.S. Prime rate plus 5%, at the Company’s option, plus a default premium of 2% (10.84% at December 31, 2004) collateralized by 43 Gulf class supply vessels. Principal is reduced by quarterly payments of $150,000 through 2007, $10.5 million in payments during 2008 and $42.3 million in 2009.	54,550	—
Bank Credit Facility, bearing interest at a Eurocurrency rate plus a margin, as defined on the date of the borrowing, interest payable at the end of the interest period or quarterly, principal due December 2005, collateralized by certain marine vessels.	—	31,000
6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels.	11,948	13,206
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (3.04% at December 31, 2004), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006.	22,206	22,503
6.08% Notes, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel.	2,500	3,750
Original issue discounts	—	(1,801)

	147,131	380,166
Less current maturities	60,902	66,266

Long-term debt	86,229	313,900

(1)	The December 31, 2004 column excludes $250 million of outstanding indebtedness under the Senior Notes, which was “subject to compromise” as of December 31, 2004, and was converted into equity on March 15, 2005 in connection with the Chapter 11 reorganization.

Substantially all of the Company’s assets were pledged as collateral at December 31, 2004.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Annual maturities on debt not subject to compromise during the next five years are as follows (in thousands):

Period	Amount
2005	$60,902
2006	22,247
2007	6,258
2008	6,258
2009	6,258
Thereafter	45,208

$147,131

The 2004 Term Loan maturities have been adjusted to reflect the maturities of the Exit Credit Facility in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” since the 2004 Term Loan was refinanced subsequent to the balance sheet date with the Exit Credit Facility. See below for further discussion of the Exit Credit Facility and 2004 Term Loan.

The Company has classified the entire outstanding balance of the Trico Supply Bank Facility as a current liability for presentation in accordance with SFAS No. 6 since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances. The Company had NOK 340 million ($55.9 million) and NOK 410 million ($61.5 million) outstanding under this facility as of December 31, 2004 and December 31, 2003, respectively. One of the Company’s Norwegian subsidiaries, Trico Shipping AS, is the borrower of this facility.

On December 22, 2004, while operating as a debtor-in-possession, the Company entered into the DIP Credit Facility. The DIP Credit Facility consists of a $55 million unamortizing term loan and a $20 million revolving line of credit. After the DIP Credit Facility was approved by the Bankruptcy Court on January 19, 2005, the term loan proceeds were used to repay and retire the 2004 Term Loan. The revolving credit facility component will provide additional operating liquidity for the Company’s U.S. operations. The DIP Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries. The DIP Credit Facility bears interest at LIBOR or 2%, whichever is higher, plus 5.0%, or U.S. Prime rate plus 4.0%, at the Company’s option. The DIP Credit Facility includes financial maintenance covenants that limit the amount of indebtedness and the cash held outside the U.S. The DIP Credit Facility also contains covenants that place restrictions on the Company’s ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. The DIP Credit Facility matures at the earlier of the Exit Date or May 4, 2005. On March 11, 2005, the Company became aware that a payment received on an account receivable in Mexico caused the Company to breach a covenant in our DIP Credit Facility relating to maximum balance limits in foreign bank accounts. On the same day, the Company’s lenders agreed to waive this covenant default.

On the Exit Date, The DIP Credit Facility was repaid and retired with the proceeds from a new senior secured credit agreement (the “Exit Credit Facility”). The Exit Credit Facility consists of a $55 million term loan component, which amortizes in annual increments of $5 million during 2007 through 2009 with the final $40 million due at maturity in 2010, and a $20 million revolving credit facility component. The Exit Credit Facility bears interest at LIBOR or 2%, whichever is higher, plus 5.3%, or U.S. Prime rate plus 4.3%, at the Company’s

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

option. The revolving credit facility component provides the Company with the availability to issue up to $15 million of stand-by letters of credit, subject to total borrowings outstanding under the facility. The Exit Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries. Covenants in the Exit Credit Facility prohibit the Company from incurring additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the United States, sales of assets, making investments and entering into unapproved joint ventures. In addition, other covenants restrict the amount of capital expenditures and maintenance and classification costs that may be incurred and has a minimum EBITDA requirements and maximum leverage ratios. If an event of default were to occur, all amounts outstanding under the Exit Credit Facility would become immediately due and payable and the Company would be prohibited from using any cash collateral.

On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bore interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option, plus a default premium of 2% (10.8% at December 31, 2004 including the default premium). Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company is not subject to financial maintenance covenants, but is subject to other covenants that place restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contains cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. The occurrence of an event of default under the Senior Notes indenture triggered a cross-default under the 2004 Term Loan. On September 20, 2004, the Company announced it had received a notice of default and guarantee demand from the 2004 Term Loan’s administrative agent. On January 19, 2005, the date the Bankruptcy Court confirmed the DIP Credit Facility, the 2004 Term Loan was repaid and retired using the proceeds of the DIP Credit Facility term loan component. Since the 2004 Term Loan was unimpaired during the reorganization, the principal amount outstanding of $54.6 million at December 31, 2004 is not included in liabilities subject to compromise on the accompanying consolidated balance sheet. The Company has classified the outstanding balance of the 2004 Term Loan as a non-current liability for presentation in accordance with SFAS No. 6 since the 2004 Term Loan was refinanced with the DIP Credit Facility and ultimately the Exit Credit Facility on March 15, 2005, which is a long-term obligation.

The 2004 Term Loan was collateralized by 43 vessels, together with the proceeds thereof (which represent substantially all of the Company’s U.S. Gulf class supply boats), a pledge of stock of the Company’s two primary U.S. subsidiaries, and the pledge of certain other collateral of the Company and its U.S. subsidiaries. The principal balance was being reduced by quarterly principal payments of $0.2 million through 2007, payments of $10.5 million in 2008, and $42.3 million in 2009.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On May 31, 2002, the Company issued $250 million of 8 7/8% senior notes due 2012 (the “Senior Notes”) pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). The Company’s reorganization initiatives led to the decision to withhold interest payments beginning with the $11.1 million payment due May 15, 2004 on the Senior Notes. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company became in default under the Senior Notes indenture. The Company filed a prepackaged petition of bankruptcy under Chapter 11 of the Bankruptcy Code on December 21, 2004 which resulted in the conversion of the entire Senior Notes balance, including accrued interest, into 100% of the outstanding new common stock of the reorganized Company, subject to dilution by warrants issued to existing common stockholders and options and restricted stock issued to employees and directors. This plan of reorganization was solicited in November 2004 and was overwhelmingly accepted by the holders of the Senior Notes and was confirmed by the Bankruptcy Court in January 2005.

According to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company ceased recording interest expense on the Senior Notes as of the Commencement Date since the claim is unsecured. The Company has also classified the outstanding principal and interest balances on the Senior Notes as “Liabilities subject to compromise” on the accompanying consolidated balance sheet.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $2.5 million is outstanding at December 31, 2004. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $11.9 million is outstanding at December 31, 2004. The non-Debtor special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the 6.11% Notes or 6.08% Notes. Since the 6.08% Notes and 6.11% Notes were unimpaired during the reorganization, the principal amounts outstanding of $2.5 million and $11.9 million, respectively, at December 31, 2004 are not included in liabilities subject to compromise on the accompanying consolidated balance sheet.

On June 26, 2003, we entered in a term loan (the “NOK Term Loan”) payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($24.7 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.04% at December 31, 2004). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.2 million), with the first payment due on June 30, 2004, and a final payment of NOK 112.5 million ($18.5 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of December 31, 2004, the outstanding balance on the NOK Term Loan was NOK 135 million ($22.2 million). The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the NOK Term Loan.

In April 2002, the Company amended the NOK 650 million ($106.9 million) revolving credit facility (the “Trico Supply Bank Facility”) by increasing the capacity to NOK 800 million ($131.6 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.6 million) reductions every six months starting in March 2003. The Trico Supply Bank Facility provides for a NOK 280 million ($46.1 million) balloon payment in September of 2009. At December 31, 2004, the Company had NOK 340 million ($55.9 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. The defaults under the 2004 Term Loan and Senior Notes did not trigger cross-defaults under the Trico Supply Bank Facility. However, after a review of the credit facility’s terms, the Company determined that since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility must be classified as a current liability in accordance with SFAS No. 6.

During December 2004, the Company and its Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increase the Company’s ability to repatriate cash from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. As a result of the modifications, our effective interest rate increased 1% on both facilities. These covenant modifications were effective as of December 31, 2004.

During 2003 and 2004, our senior implied credit rating and our Senior Notes’ rating have been continuously downgraded by both Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). S&P discontinued its coverage of the Company in October 2004 while Moody’s withdrew its senior implied rating and its Senior Notes rating on January 18, 2005.

13.    Operating Leases

On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into the master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale and lease back of three crew boats. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million in cash deposits pursuant thereto in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying condensed consolidated balance sheet.

The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to an $10.9 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could further impair the Company’s liquidity, and could cause further deterioration of the Company’s financial position.

Prior to the Commencement Date, the Company received a notice of default from the 2004 Term Loan’s administrative agent, and was therefore in default under the Master Charter. However, as part of the $1.7 million Pledge Agreement, GECC agreed to forbear for a period of six months, until December 22, 2004, from exercising its remedies under the cross-default provisions in the Master Charter related to the Company’s failure to pay interest due on the Senior Notes. Following the Company’s commencement of the bankruptcy proceedings on December 21, 2004 and in accordance with the terms of the Plan, as confirmed by the Bankruptcy Court in

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

January 2005 and discussed in more detail in Note 3, the obligations under the Master Charter will continue to remain unimpaired.

In December 2004, the Company entered into a sale-leaseback transaction for its 14,000 square foot primary office in the North Sea to provide additional liquidity. The Company entered into a 10-year operating lease for the use of the facility, with annual rent payments of approximately $0.3 million. The lease contains options, at the Company’s discretion, to extend the lease for an additional six years, as well as a fair-value purchase option at the end of the lease term.

Future minimum payments under non-cancelable operating lease obligations are approximately $1.5 million, $1.5 million, $1.5 million, $1.4 million, $1.4 million and $4.6 million for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and subsequent years, respectively. Operating lease payments in 2004, 2003 and 2002 were $1.2 million, $1.4 million and $0.3 million, respectively.

14.    Financial Instruments

There were no foreign exchange contracts outstanding as of December 31, 2004.

During 2003, in conjunction with the sale of the Company’s large North Sea class vessel described in Note 5, the Company entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, the Company recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange contracts outstanding as of December 31, 2003.

15.    Taxes

Income (loss) before income taxes derived from U.S. and international operations for the three years in the period ended December 31, 2004 are as follows (in thousands):

	2004	2003	2002
United States	$(72,431)	$(44,092)	$(59,044)
International	(26,589)	(123,194)	5,616

	$(99,020)	$(167,286)	$(53,428)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The components of income tax expense (benefit) from continuing operations of the Company for the periods ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	2004	2003	2002
Current income taxes:
U.S. federal income taxes	$—	$—	$—
State income taxes	—	—	—
Foreign taxes	325	231	—
Deferred income taxes:
U.S. federal income taxes	—	—	12,844
State income taxes	—	—	41
Foreign taxes	(3,393)	(3,119)	1,665

	$(3,068)	$(2,888)	$14,550

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. The Company plans to effectuate a reduction of paid-in-capital to permit tax-efficient repatriation of funds from its primary Norwegian subsidiary during 2005. However, the potential distribution, if consummated, will not be considered an extraordinary dividend under the Act. This potential distribution, if consummated, is expected to be a return of capital because the Norwegian subsidiary does not expect to have current or accumulated earnings and profits.

The Company has not recognized a U.S. deferred tax liability for the undistributed earnings of a non-U.S. subsidiary because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. The amount of the potential deferred tax liability has not been disclosed because it is impractical to calculate the amount at this time.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company’s deferred income taxes at December 31, 2004 and 2003 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current
2004
Depreciation and amortization	$—	$—	$—	$51,316
Deferral of Norwegian earnings	—	1,215	—	41,225
Insurance reserves	1,711	—	—	—
Net operating loss carryforward	—	119,092	—	—
Other	533	—	—	—

	$2,244	$120,307	$—	$92,541

Current deferred tax assets, net				$2,244

Non-current deferred tax asset, net				$67,776

Valuation Allowance				70,020

Deferred tax asset after valuation, net				—

Non-current deferred tax liabilities, net—foreign jurisdiction				$40,010

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current
2003
Depreciation and amortization	$—	$—	$—	$54,012
Deferral of Norwegian earnings	—	—	—	39,772
Insurance reserves	1,656	—	—	—
Net operating loss carryforward	—	99,893	—	—
Other	207	—	—	—

	$1,863	$99,893	$—	$93,784

Current deferred tax assets, net				$1,863

Non-current deferred tax asset, net				$45,881

Valuation Allowance				47,744

Deferred tax asset after valuation, net				—

Non-current deferred tax liabilities, net—foreign jurisdiction				$39,772

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	2004	2003	2002
Federal income taxes at statutory rate	$(34,657)	$(58,550)	$(18,700)
State income taxes net of federal benefit	(333)	14	41
Foreign tax rate differential	6,300	8,559	(417)
Non-deductible items in foreign jurisdictions	—	31,516	—
Non-deductible loss and expenses	3,322	569	40
Foreign earnings	24	545	589
Valuation Allowance	22,276	14,459	32,997

Income tax expense (benefit)	$(3,068)	$(2,888)	$14,550

Effective tax rate	3%	2%	27%

The net operating loss carryforwards for federal and state tax purposes are approximately $334 million at December 31, 2004 and expire at various periods through 2024. The Company incurred a change of control under IRC Section 382 on May 26, 2000 that will limit the utilization of approximately $167 million of net operating loss carryforwards to a set level as provided by regulations. The limitation should be approximately $17 million per year.

The Company incurred non-cash charges of approximately $22.3 million, $14.5 million and $33.0 million in 2004, 2003 and 2002, respectively, as a result of establishing valuation allowances against its net deferred tax assets. The valuation allowance is in accordance with SFAS No. 109, “Accounting for Income Taxes,” which places significant weight on recent loss history in the determination of whether or not a valuation allowance is required.

The Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 23.7 million Real ($8.9 million at December 31, 2004). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax (which may include litigation at the Rio de Janeiro state court) proves unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.2 million Real ($0.8 million at December 31, 2004). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004 and is awaiting a ruling. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company’s Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If the Company fails to meet these criteria, the subsidiary may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. The Company entered into discussions during March 2005 with the Norwegian shipping tax regime authorities regarding certain transactions between the Company and the Norwegian subsidiary during parts of 2002, 2003 and 2004. Based on discussions to date, the Company does not believe any material amounts of tax will be considered due in the next twelve months. However, if any of these transactions are determined to be a breach of the shipping tax regime and, as a result, the Company is deemed to have exited the shipping tax regime during the period the breach existed, a portion of the deferred tax liability may become immediately due and payable.

16.    Preferred Stock

In February 1998, the Company’s board of directors approved the adoption of a Stockholder Rights Plan (the “Plan”). In connection with the Plan, the board of directors approved the authorization of 100,000 shares of $0.01 par value preferred stock, designated the Series AA Participating Cumulative Preference Stock (the “Preferred Stock”). Under the Plan, Preference Stock Purchase Rights (the “Rights”) were distributed as a dividend at a rate of one Right for each share of the Company’s old common stock held as of record as of the close of business on March 6, 1998. Each Right entitles holders of the Company’s old common stock to buy a fraction of a share of the new series of the Company’s preferred stock at an exercise price of $105. The Rights will become exercisable and detach from the common stock, only if a person or group, with certain exceptions, acquires 15% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 15% or more of outstanding common stock. Once exercisable, each Right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the Rights. The Company will generally be able to redeem the Rights at $0.01 per Right at any time until the close of business on the tenth day after the Rights become exercisable. As of December 31, 2004, there are no preferred shares issued or outstanding.

On the Exit Date, the Preferred Stock and Rights were cancelled. The Company’s new charter does not provide for a stockholder rights plan.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

17.    Earnings Per Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the years ending December 31, 2004, 2003 and 2002 (in thousands, except share and per share data).

	Years Ended December 31,
	2004	2003	2002
Basic EPS:
Loss available to common shares (numerator)	$(95,952)	$(164,398)	$(67,978)

Weighted-average common shares outstanding (denominator)	36,876,152	36,470,940	36,260,993

Basic EPS	$(2.60)	$(4.51)	$(1.87)

Diluted EPS:
Loss available to common shares (numerator)	$(95,952)	$(164,398)	$(67,978)

Weighted-average common shares outstanding (denominator)	36,876,152	36,470,940	36,260,993
Effect of dilutive securities	—	—	—

Adjusted weighted-average shares	36,876,152	36,470,940	36,260,993

Diluted EPS	$(2.60)	$(4.51)	$(1.87)

For the year ending December 31, 2004, options to purchase 1,077,800 shares of old common stock at prices ranging from $2.05 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2004, 65,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2003, options to purchase 1,984,166 shares of old common stock at prices ranging from $0.91 to $23.13 were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2003, 60,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2002, options to purchase 2,133,218 shares of old common stock at prices ranging from $0.91 to $23.13 were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

During January 2005, the Bankruptcy Court confirmed the Company’s plan to reorganize under Chapter 11 of the Bankruptcy Code, and on March 15, 2005 the Company emerged from bankruptcy. The Company’s reorganization included issuing 10,000,000 shares of new common stock, issuing 728,000 options to purchase new common stock and restricted stock to employees and directors and converting the Company’s previous common shares into warrants for 1,000,000 shares of new common stock. This transaction will have a significant effect on the number of common shares outstanding and the calculation of EPS.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

18.    Equity Incentive Plans

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

According to the 1993 Plan, Awards could be granted with respect to a maximum of 1,455,018 shares of common stock. Awards have been granted with respect to all 1,455,018 shares. All of these Awards had a ten-year term. All un-exercised awards expired during October 2003, leaving no options outstanding under the 1993 plan.

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

According to the 1996 Plan, Awards could be granted with respect to a maximum of 1,500,000 shares of common stock. No participant may be granted more than 100,000 restricted shares of common stock or common stock options in any calendar year.

Generally, stock option awards under the 1996 Plan expire 10 years from the date of the grant. Generally, stock option awards to employees vest ratably over 4 years while awards to directors vest immediately. As of December 31, 2004, there were 1,077,800 options outstanding under the 1996 Plan. Pursuant to the completed Chapter 11 process, the 1993 and 1996 Plans have been terminated effective March 15, 2005. See additional discussion in Note 3.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002 and the changes during the years ended on those dates are presented below:

	2004		2003		2002
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of year	1,242,050	$10.51	2,083,968	$7.03	1,857,218	$7.19
Granted	—	$—	57,000	$2.76	296,000	$7.12
Exercised	—	$—	(578,202)	$0.91	(18,000)	$3.36
Expired / Forfeited	(164,250)	$10.14	(320,716)	$3.79	(51,250)	$14.67

Outstanding at end of year	1,077,800	$10.57	1,242,050	$10.51	2,083,968	$7.03

Exercisable at end of year	955,550	$11.10	962,050	$11.29	1,625,531	$6.68

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$2.05 to $2.45	45,000	8.4	$2.34	21,250	$2.25
$3.09 to $3.79	22,000	8.3	$3.47	22,000	$3.47
$4.50	147,500	4.2	$4.50	147,500	$4.50
$7.00 to $8.00	360,000	4.9	$7.59	261,500	$7.66
$10.69 to $12.91	247,000	5.5	$11.63	247,000	$11.63
$17.75 to $19.50	135,900	3.1	$17.80	135,900	$17.80
$20.13 to $23.13	120,400	2.4	$20.93	120,400	$20.93

	1,077,800	4.6	$10.57	955,550	$11.10

In 2003 and 2004, the Company issued restricted stock awards to employees, which vest ratably over 3 years. Since there is no price to the employee for these awards, the Company has recorded the deferred compensation cost and is amortizing the value of the awards over the 3 year vesting periods. The following table summarizes the restricted stock activity:

Restricted Stock
Outstanding at December 31, 2002	—
Granted	60,000
Vested	—
Cancelled	—

Outstanding at December 31, 2003	60,000
Granted	25,000
Vested	(20,000)
Cancelled	—

Outstanding at December 31, 2004	65,000

On the Exit Date, all outstanding stock options and restricted stock grants were cancelled. No shares were granted or exercised between December 31, 2004 and the Exit Date.

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, the Company is authorized to issue shares of new common stock pursuant to “Awards” granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. Awards, having a maximum term of 10 years, may be granted to key employees and directors of the Company. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms for Awards granted under the Plan.

According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock. Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Generally, a portion of stock option awards to employees vest upon emergence from bankruptcy and then remaining portion vest ratably over four years, subject to certain conditions for specific employees. Awards to directors vest immediately. As of December 31, 2004, there were no options outstanding under the 2004 Plan. On March 15, 2005, awards of approximately 698,000 stock options with exercise prices of $11.00 per share were issued to employees and the chairman of the board of directors and 30,000 shares of restricted stock were issued to directors.

19.    Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ before tax savings contributions on up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the years ended December 31, 2004, 2003, and 2002 of approximately $0.1 million, $0.2 million and $0.2 million, respectively.

In October 2003, the Company determined that shares of old common stock purchased on the open market through its 401(k) Plan for the accounts of employees electing to purchase Company common stock exceeded the amount that had been registered under the Securities Act of 1933. The Company has notified the participating employees of their rights under Section 12(a)(1) of the Securities Act. No claims have been asserted against the Company with respect to these matters. If any of these claims are litigated, the Company believes it can assert arguments and defenses that could significantly reduce or eliminate any liability. The Company does not believe the resolution of any such claims, if asserted, would have a material adverse impact on its results from operations or financial condition.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Norwegian Pension Plans

Substantially all of the Company’s Norwegian employees are covered by two non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company uses an October measurement date for all pension plans.

	2004	2003
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,465	$3,082
Service cost	380	443
Interest cost	28	158
Benefits paid	(91)	(69)
Translation adjustment and other	29	(149)

Benefit obligation at end of year	$3,811	$3,465

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,095	$3,651
Actual return on plan assets	205	215
Contributions	407	466
Benefits paid	(91)	(69)
Translation adjustment and other	255	(168)

Fair value of plan assets at end of year	$4,871	$4,095

Funded status, over funded	$1,060	$630
Unrecognized net actuarial gain and other	(13)	(18)

Prepaid benefit cost	$1,047	$612

	2004	2003	2002
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$380	$443	$307
Interest cost	133	158	118
Return on plan assets	(221)	(215)	(187)
Social security contributions	59	71	44
Recognized net actuarial loss	10	18	—

Net periodic benefit cost	$361	$475	$282

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

	2004	2003
Weighted-Average Assumptions
Discount rate	4.50%	5.25%

Return on plan assets	5.50%	6.25%

Rate of compensation increase	3.30%	3.30%

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

	2004	2003
Equity securities	16%	31%
Debt Securities	51%	5%
Property and other	33%	64%

All asset categories	100%	100%

The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were approximately $3.8 million, $3.3 million, and $4.9 million, respectively, at December 31, 2004 and $3.8 million, $3.0 million, and $4.1 million, respectively, at December 31, 2003. In the future, the Company expects to pay approximately $0.1 million in benefits per year under the Norwegian plans.

The Company expects to contribute $0.3 million to its Norwegian pension plans in 2005.

United Kingdom Pension Plan

Substantially all of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. During 2004, the Company recognized a cost of $2.7 million for the MNOPF Plan, which represents an assessment of current obligations to the MNOPF Plan. During 2002 and 2003, no amounts were expensed or contributed related to the MNOPF Plan.

The Company expects to contribute $0.4 million to its United Kingdom pension plan in 2005.

20.    Commitments and Contingencies

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Directors, in the United States District Court for the Eastern District of Louisiana. The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. The lawsuit alleges that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. Although the Company denies plaintiffs’ allegations and all charges of wrongdoing, on January 11, 2005, it agreed in principle to settle the lawsuit for $600,000 in cash (a portion of which will be paid by the Company’s insurer) to avoid the potential for protracted and expensive litigation. The Company also agreed in principle to implement several corporate governance changes. The proposed settlement, however, must be approved by the United States District Court for the Eastern District of Louisiana to become effective. The Company cannot make any assurance that such approval will occur.

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s insurance coverages. At December 31, 2004 and December 31, 2003, the Company has accrued a liability in the amount of approximately $4.4 million and $4.5 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

21.    Fair Value of Financial Instruments and Market Risks

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

Debt not subject to compromise: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of debt not subject to compromise, including accrued interest, as of December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Carrying amount	$147,131	$383,822
Fair value	$145,953	314,237

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Political Risk: The Company is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed) and contract loss. The Company considers these risks carefully in connection with its investing and operating activities.

Foreign Currency Risk: The Company’s international operations are subject to certain risks, including currency fluctuations and government actions. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, from time to time, the Company utilizes short-term forward contracts to minimize the exposure to foreign currency risk. There were no contracts outstanding at December 31, 2004.

22.    Quarterly Financial Data (Unaudited)

Year ended December 31, 2004(1)	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)
Revenues	$23,569	$25,746	$29,488	$33,707
Operating loss	(9,274)	(28,283)	(3,425)	(7,737)
Net loss	$(16,454)	$(44,726)	$(16,168)	$(18,604)
Basic and diluted loss per share:
Net loss per average common share outstanding	$(0.45)	$(1.21)	$(0.44)	$(0.50)

Year ended December 31, 2003(2)	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)
Revenues	$29,011	$34,492	$31,583	$28,435
Operating loss	(5,721)	(35,814)	(1,929)	(92,037)
Net loss	$(13,471)	$(41,989)	$(9,505)	$(99,433)
Basic and diluted loss per share:
Net loss per average common share outstanding	$(0.37)	$(1.16)	$(0.26)	$(2.70)

(1)	In the second quarter of 2004, an $8.7 million impairment charge was recognized on assets held for sale, an $8.6 million impairment charge was recognized on long-lived assets held for use, and accelerated amortization charges of $7.2 million and $2.8 million were recognized on deferred financing costs and original issue discounts, respectively. The Company recorded reorganization costs of $1.7 million, $2.6 million and $4.3 million in the second, third and fourth quarters of 2004, respectively. In the fourth quarter of 2004, the Company recorded an additional impairment of $2.1 million on assets held for sale.
(2)	In the second quarter of 2003, a $5.2 million impairment charge was recognized on assets held for sale. Also in the second quarter, the Company recorded a goodwill impairment of $28.6 million. In the third quarter of 2003, the Company completed the sale of the aforementioned assets, and recognized an additional charge of $0.9 million. In the fourth quarter of 2003, the Company recorded an additional goodwill impairment charge of $84.4 million.

23.    Segment and Geographic Information

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the Other segment includes primarily Latin America and West Africa, which are combined for reporting purposes. Segments are combined for reporting purposes if those segments meet the criteria in SFAS No. 131, which involves a determination based on the materiality and characteristics of each segment. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment.

Segment data as of and for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

December 31, 2004	U.S.		North Sea		Other	Totals
Revenues from external customers	$35,090		$60,409		$17,011	$112,510
Interest revenue	208		209		5	422
Interest expense	30,799		2,504		102	33,405
Depreciation and amortization expense	28,192		22,011		4,874	55,077
Income tax expense (benefit)	—		(3,068)		—	(3,068)
Segment net income (loss)	(65,187	)(1)	(22,796	)(2)	(7,969)	(95,952)
Long-lived assets(7)	124,015		304,414		49,799	478,228
Segment total assets	424,572		339,589		54,142	818,303
Expenditures for segment assets	3,108		11,608		2,798	17,514

December 31, 2003	U.S.		North Sea		Other	Totals
Revenues from external customers	$29,345		$66,399		$27,777	$123,521
Intersegment revenues	23		—		—	23
Interest revenue	94		229		—	323
Interest expense	24,509		5,595		55	30,159
Depreciation and amortization expense	17,839		22,367		4,939	45,145
Income tax expense (benefit)	—		(2,888)		—	(2,888)
Segment net income (loss)	(45,693	)(3)	(118,729	)(4)	24 (5)	(164,398)
Long-lived assets(7)	121,243		316,304		70,300	507,847
Segment total assets	431,743		356,176		71,073	858,992
Expenditures for segment assets	4,566		16,678		16,034	37,278

December 31, 2002	U.S.		North Sea		Other	Totals
Revenues from external customers	$42,862		$71,155		$19,925	$133,942
Intersegment revenues	112		—		—	112
Interest revenue	447		293		2	742
Interest expense	24,005		4,403		24	28,432
Depreciation and amortization expense	20,366		18,556		4,300	43,222
Income tax expense	12,885		1,665		—	14,550
Segment net income (loss)	(72,344	)(6)	6,314		(1,948)	(67,978)
Long-lived assets(7)	137,150		353,622		75,820	566,592
Segment total assets	468,776		488,598		80,406	1,037,780
Expenditures for segment assets	11,234		62,313		5,792	79,339

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(1)	Includes accelerated amortization of deferred financing charges of $7.2 million, accelerated amortization of debt discounts of $2.8 million, reorganization costs of $8.6 million and a loss on retirement of debt of $0.6 million.
(2)	Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $10.7 million on assets held for sale.
(3)	Includes a gain of $1.0 million related to the sale of three boats.
(4)	Includes a charge of $5.2 million related to a loss on sale of a North Sea class vessel, and goodwill impairment charges.
(5)	Includes a charge of $1.0 million related to the sale of a investment in a construction project in Brazil, and a goodwill impairment charge of $0.9 million.
(6)	Includes a charge of $5.2 million related to vessel impairments.
(7)	Includes property and equipment and deferred marine inspection costs.

A reconciliation of segment total assets to consolidated total assets as of December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Total assets for reportable segments	$818,303	$858,992	$1,037,780
Elimination of intersegment receivables	(8,288)	(7,403)	(10,423)
Elimination of investment in subsidiaries	(259,260)	(266,398)	(280,182)

Total consolidated assets	$550,755	$585,191	$747,175

For the years ended December 31, 2004 and 2003, no individual customer represented more than 10% of consolidated revenues.

For the year ended December 31, 2002, revenues from one customer and its affiliates were approximately $17.8 million or 13% of the Company’s consolidated revenues. Revenues for the Company’s U.S., North Sea and West Africa segments include approximately $8.2 million, $3.3 million and $6.3 million of these revenues, respectively.

24.    Consolidating Financial Statements for Subsidiary Guarantors

The following tables present the consolidating historical financial statements as of December 31, 2004 and 2003 and for the three fiscal years in the period ended December 31, 2004 for the subsidiaries of the Company that serve as guarantors of the 8 7/8% Senior Notes and for the Company’s subsidiaries that do not serve as guarantors. The guarantor subsidiaries are 100% owned by the parent company and their guarantees are full and unconditional and joint and several.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,875	$10,295	$—	$13,170
Restricted cash	—	—	1,293	—	1,293
Accounts receivable, net	—	16,155	18,218	—	34,373
Due from affiliates	—	—	1,722	(1,722)	—
Prepaid expenses and other current assets	224	722	459	—	1,405
Deferred income taxes	—	—	—	—	—
Assets held for sale	—	1,251	2,632	—	3,883

Total current assets	224	21,003	34,619	(1,722)	54,124

Property and equipment, at cost:
Land and buildings	—	3,616	158	—	3,774
Marine vessels	—	240,532	418,757	—	659,289
Construction-in-progress	—	32	—	—	32
Transportation and other	—	3,237	2,003	—	5,240

	—	247,417	420,918	—	668,335
Less accumulated depreciation and amortization	—	115,359	93,765	—	209,124

Net property and equipment	—	132,058	327,153	—	459,211

Investment in subsidiaries	148,223	7,226	—	(155,449)	—
Due from affiliates	174,674	21,165	—	(195,839)	—
Other assets	68	11,841	19,279	—	31,188
Restricted cash—noncurrent	—	6,232	—	—	6,232
Deferred income taxes	16,248	—	—	(16,248)	—

	$339,437	$199,525	$381,051	$(369,258)	$550,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$60,902	$—	$60,902
Accounts payable	—	3,314	3,181	—	6,495
Due to affiliates	—	1,722	—	(1,722)	—
Accrued expenses	417	2,134	5,443	—	7,994
Accrued insurance reserve	—	4,420	—	—	4,420
Accrued interest	—	—	518	—	518
Income tax payable	—	—	455	—	455

Total current liabilities	417	11,590	70,499	(1,722)	80,784

Liabilities subject to compromise:
Senior Notes	250,000	—	—	—	250,000
Accrued interest on Senior Notes	25,179	—	—	—	25,179

	275,179	—	—	—	275,179

Long-term debt	—	54,550	31,679	—	86,229
Due to affiliates	—	174,674	21,165	(195,839)	—
Deferred income taxes	—	12,005	44,253	(16,248)	40,010
Other liabilities	—	—	4,712	—	4,712

Total liabilities	275,596	252,819	172,308	(213,809)	486,914

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 shares issued and 36,965,537 shares outstanding	370	50	1,942	(1,992)	370
Additional paid-in capital	338,071	4,822	256,691	(261,513)	338,071
Retained earnings (accumulated deficit)	(310,797)	(58,166)	(86,207)	144,373	(310,797)
Unearned compensation	(119)	—	—	—	(119)
Cumulative foreign currency translation adjustment	36,317	—	36,317	(36,317)	36,317
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	63,841	(53,294)	208,743	(155,449)	63,841

Total liabilities and stockholders’ equity	$339,437	$199,525	$381,051	$(369,258)	$550,755

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,460	$21,432	$—	$25,892
Restricted cash	—	866	842	—	1,708
Accounts receivable, net	—	16,571	13,880	—	30,451
Due from affiliates	21,902	107	525	(22,534)	—
Prepaid expenses and other current assets	125	424	952	—	1,501
Deferred income taxes	—	—	—	—	—

Total current assets	22,027	22,428	37,631	(22,534)	59,552

Property and equipment, at cost:
Land and buildings	—	3,616	2,786	—	6,402
Marine vessels	—	242,113	419,616	—	661,729
Construction-in-progress	—	170	—	—	170
Transportation and other	—	2,891	1,737	—	4,628

	—	248,790	424,139	—	672,929
Less accumulated depreciation and amortization	—	101,881	84,029	—	185,910

Net property and equipment	—	146,909	340,110	—	487,019
Investment in subsidiaries	199,014	7,274	—	(206,288)	—
Due from affiliates	150,386	17,186	—	(167,572)	—
Goodwill, net	—	—	—	—	—
Other assets	5,436	14,547	18,637	—	38,620
Deferred income taxes	16,248	—	—	(16,248)	—

	$393,111	$208,344	$396,378	$(412,642)	$585,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$66,266	$—	$66,266
Accounts payable	—	2,895	3,295	—	6,190
Due to affiliates	—	22,426	107	(22,533)	—
Accrued expenses	46	2,319	3,987	—	6,352
Accrued insurance reserve	—	4,497	—	—	4,497
Accrued interest	2,835	40	781	—	3,656
Income tax payable	—	—	331	—	331

Total current liabilities	2,881	32,177	74,767	(22,533)	87,292

Long-term debt	248,199	31,000	34,701	—	313,900
Due to affiliates	—	150,386	17,186	(167,572)	—
Deferred income taxes	—	12,005	44,015	(16,248)	39,772
Other liabilities	—	—	2,196	—	2,196

Total liabilities	251,080	225,568	172,865	(206,353)	443,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued	—	—	—	—	—
Common stock, $.01 par value, 55,000,000 shares authorized, 36,982,569 shares issued and 36,910,537 shares outstanding	370	50	1,938	(1,988)	370
Additional paid-in capital	338,007	4,822	265,585	(270,407)	338,007
Retained earnings (accumulated deficit)	(214,845)	(22,096)	(62,637)	84,733	(214,845)
Unearned compensation	(127)	—	—	—	(127)
Cumulative foreign currency translation adjustment	18,627	—	18,627	(18,627)	18,627
Treasury stock, at par value, 72,032 shares	(1)	—	—	—	(1)

Total stockholders’ equity	142,031	(17,224)	223,513	(206,289)	142,031

Total liabilities and stockholders’ equity	$393,111	$208,344	$396,378	$(412,642)	$585,191

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Charter hire	$—	$47,350	$68,205	$(3,240)	$112,315
Other vessel income	—	183	1,103	(1,091)	195

Total revenues	—	47,533	69,308	(4,331)	112,510

Operating expenses:
Direct vessel operating expenses and other	268	43,161	41,614	(4,331)	80,712
General and administrative	1,186	8,766	6,863	—	16,815
Amortization of marine inspection costs	—	4,168	7,264	—	11,432
Depreciation and amortization expense	—	15,995	16,936	—	32,931
Impairment of long-lived assets	—	—	8,584	—	8,584
Loss on assets held for sale	—	—	10,725	—	10,725
Gain on sales of assets	—	(4)	34	—	30

Total operating expenses	1,454	72,086	92,020	(4,331)	161,229

Operating loss	(1,454)	(24,553)	(22,712)	—	(48,719)

Reorganization costs	(7,925)	(692)	—	—	(8,617)
Interest expense	(24,144)	(8,134)	(3,563)	2,436	(33,405)
Amortization of deferred financing costs	(5,276)	(2,309)	(228)	—	(7,813)
Equity in net earnings of subsidiaries	(59,591)	(49)	—	59,640	—
Loss on early retirement of debt	—	(618)	—	—	(618)
Other income, net	2,438	285	(135)	(2,436)	152

Loss before income taxes	(95,952)	(36,070)	(26,638)	59,640	(99,020)

Income tax benefit	—	—	(3,068)	—	(3,068)

Net loss	(95,952)	(36,070)	(23,570)	59,640	(95,952)

Equity in comprehensive loss of subsidiaries	17,690	—	—	(17,690)	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	17,690	—	17,690

Comprehensive loss	$(78,262)	$(36,070)	$(5,880)	$41,950	$(78,262)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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
Other comprehensive loss:
Foreign currency translation adjustments	—	—	10,559	—	10,559

Comprehensive loss	$(153,839)	$(22,943)	$(109,709)	$132,652	$(153,839)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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
Other comprehensive income:
Foreign currency translation adjustments	—	—	71,518	—	71,518

Comprehensive income (loss)	$3,540	$(24,369)	$77,176	$(52,807)	$3,540

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(95,952)	$(36,070)	$(23,570)	$59,640	$(95,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,076	23,573	24,428	—	55,077
Deferred marine inspection costs	—	(2,435)	(8,925)	—	(11,360)
Deferred income taxes	—	—	(3,388)	—	(3,388)
Loss on assets held for sale	—	—	10,725	—	10,725
Equity in net earnings (loss)	59,591	49	—	(59,640)	—
Loss on early retirement of debt	—	618	—	—	618
Impairment of long-lived assets	—	—	8,584	—	8,584
Loss (gain) on sales of assets	—	(3)	33	—	30
Provision for doubtful accounts	—	565	—	—	565
Amortization of unearned compensation	72	—	—	—	72
Change in operating assets and liabilities:
Accounts receivable	—	(149)	(2,916)	—	(3,065)
Prepaid expenses and other current assets	(100)	(298)	561	—	163
Accounts payable and accrued expenses	22,716	117	547	—	23,380
Other, net	94	501	(805)	—	(210)

Net cash provided by (used in) operating activities:	(6,503)	(13,532)	5,274	—	(14,761)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,143)	(4,012)	—	(6,155)
Proceeds from sales of assets	—	119	3,712	—	3,831
Increase in restricted cash	—	(5,366)	(311)	—	(5,677)
Dividends received from subsidiaries	8,893	—	—	(8,893)	—
Other, net	(4)	—	2,857	4	2,857

Net cash provided by (used in) investing activities:	8,889	(7,390)	2,246	(8,889)	(5,144)

Cash flows from financing activities:
Net proceeds from issuance of stock	—	—	—	—	—
Equity contribution from parent	—	—	4	(4)	—
Proceeds from issuance of long-term debt	—	53,900	1,465	—	55,365
Repayment of long-term debt	—	(31,493)	(16,787)	—	(48,280)
Proceeds from sale-leaseback transactions	—	—	2,746	—	2,746
Dividends paid to parent	—	—	(8,893)	8,893	—
Advances (to)/from affiliates	(2,386)	(287)	2,673	—	—
Deferred financing costs and other	—	(2,783)	—	—	(2,783)

Net cash provided by (used in) financing activities:	(2,386)	19,337	(18,792)	8,889	7,048

Effect of exchange rates on cash and cash equivalents	—	—	135	—	135

Net increase in cash and cash equivalents	—	(1,585)	(11,137)	—	(12,722)
Cash and cash equivalents at beginning of period	—	4,460	21,432	—	25,892

Cash and cash equivalents at end of period	$—	$2,875	$10,295	$—	$13,170

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(164,398)	$(22,943)	$(120,269)	$143,212	$(164,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	532	20,258	24,490	—	45,280
Deferred marine inspection costs	—	(4,623)	(6,217)	—	(10,840)
Amortization of unearned compensation	18	—	—	—	18
Deferred income taxes	(18)	—	(3,114)	—	(3,132)
Equity in net earnings (loss)	143,247	(35)	—	(143,212)	—
Loss on impairment of goodwill	364	—	112,664	—	113,028
Loss on assets held for sale	358	—	5,807	—	6,165
Loss (gain) on sales of assets	—	(1,211)	166	—	(1,045)
Provision for doubtful accounts	—	120	—	—	120
Change in operating assets and liabilities:
Accounts receivable	5,109	3,233	732	—	9,074
Prepaid expenses and other current assets	(59)	347	(635)	—	(347)
Accounts payable and accrued expenses	15	(297)	(3,377)	—	(3,659)
Other, net	(28)	140	359	—	471

Net cash provided by (used in) operating activities:	(14,860)	(5,011)	10,606	—	(9,265)

Cash flows from investing activities:
Purchases of property and equipment	—	(2,598)	(23,845)	—	(26,443)
Proceeds from sales of assets	5,927	1,548	46,917	—	54,392
Dividends received from subsidiaries	12,662	—	—	(12,662)	—
(Increase) decrease in restricted cash	—	(866)	136	—	(730)
Other, net	(6,183)	—	995	6,184	996

Net cash provided by (used in) investing activities:	12,406	(1,916)	24,203	(6,478)	28,215

Cash flows from financing activities:
Net proceeds from issuance of stock	526	—	—	—	526
Equity contribution from parent	—	—	6,184	(6,184)	—
Proceeds from issuance of long-term debt	—	12,094	38,669	—	50,763
Repayment of long-term debt	—	(3,594)	(53,814)	—	(57,408)
Proceeds from sale-leaseback transactions	—	2,929	—	—	2,929
Dividends paid to parent	—	—	(12,662)	12,662	—
Advances (to)/from affiliates	1,928	(2,974)	1,046	—	—
Deferred financing costs and other	—	(40)	(110)	—	(150)

Net cash provided by (used in) financing activities:	2,454	8,415	(20,687)	6,478	(3,340)

Effect of exchange rates on cash and cash equivalents	—	—	117	—	117

Net increase in cash and cash equivalents	—	1,488	14,239	—	15,727
Cash and cash equivalents at beginning of period	—	2,971	7,194	—	10,165

Cash and cash equivalents at end of period	$—	$4,459	$21,433	$—	$25,892

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Consolidating Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(67,978)	$(24,369)	$5,658	$18,711	$(67,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	632	22,040	20,592	—	43,264
Deferred marine inspection costs	—	(3,212)	(6,330)	—	(9,542)
Deferred income taxes	15,529	(3,837)	2,667	—	14,359
Equity in net earnings (loss)	20,316	(1,605)	—	(18,711)	—
Loss on early retirement of debt	10,896	102	—	—	10,998
Asset write-down	—	5,200	—	—	5,200
Gain on sales of assets	—	(443)	(11)	—	(454)
Provision for doubtful accounts	—	120	—	—	120
Change in operating assets and liabilities:
Accounts receivable	—	3,933	2,136	—	6,069
Prepaid expenses and other current assets	132	(67)	2,611	—	2,676
Accounts payable and accrued expenses	(5,913)	(639)	2,660	—	(3,892)
Other, net	24	(2,179)	(6,510)	—	(8,665)

Net cash provided by (used in) operating activities	(26,362)	(4,956)	23,473	—	(7,845)

Cash flows from investing activities:
Purchases of property and equipment	—	(8,593)	(61,204)	—	(69,797)
Proceeds from sales of assets	—	1,965	19	—	1,984
Dividends received from subsidiaries	2,089	—	—	(2,089)	—
Increase in restricted cash	—	—	(92)	—	(92)
Other, net	(1,025)	—	(1,610)	1,025	(1,610)

Net cash provided by (used in) investing activities	1,064	(6,628)	(62,887)	(1,064)	(69,515)

Cash flows from financing activities:
Net proceeds from issuance of stock	60	—	1,025	(1,025)	60
Proceeds from issuance of long-term debt	247,990	44,000	54,602	—	346,592
Repayment of long-term debt	(256,366)	(21,518)	(14,402)	—	(292,286)
Proceeds from sale-leaseback transactions	—	5,858	—	—	5,858
Dividends paid to parent	—	—	(2,089)	2,089	—
Advances (to)/from affiliates	39,503	(40,762)	1,259	—	—
Deferred financing costs and other	(5,889)	(977)	—	—	(6,866)

Net cash provided by (used in) financing activities	25,298	(13,399)	40,395	1,064	53,358

Effect of exchange rates on cash and cash equivalents	—	—	2,213	—	2,213

Net increase (decrease) in cash and cash equivalents	—	(24,983)	3,194	—	(21,789)
Cash and cash equivalents at beginning of period	—	27,954	4,000	—	31,954

Cash and cash equivalents at end of period	$—	$2,971	$7,194	$—	$10,165

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Modification to Norwegian Loan Agreements

During December 2004, the Company and its Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increase the Company’s ability to repatriate cash from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. As a result of the modifications, our effective interest rate increased 1% on both facilities. These covenant modifications were effective as of December 31, 2004.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following financial statements, schedule and exhibits are filed as part of this Report:

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS E. FAIRLEY Thomas E. Fairley	President, CEO and Director (Principal Executive Officer)	March 15, 2005

/S/ TREVOR TURBIDY Trevor Turbidy	Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/S/ GEOFF A. JONES Geoff A. Jones	Controller (Principal Accounting Officer)	March 15, 2005

/S/ JOSEPH S. COMPOFELICE Joseph S. Compofelice	Non-executive Chairman of the Board of Directors	March 15, 2005

Per Staehr	Director	March 15, 2005

/S/ RICHARD A. BACHMANN Richard A. Bachmann	Director	March 15, 2005

/S/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director	March 15, 2005

/S/ MYLES W. SCOGGINS Myles W. Scoggins	Director	March 15, 2005

/S/ KENNETH M. BURKE Kenneth M. Burke	Director	March 15, 2005

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Valuation and Qualifying Accounts

for the years ended December 31, 2004, 2003 and 2002

(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Recoveries (Deductions)	Balance at end of period

2004
Valuation allowance on deferred tax assets:	$47,744	$22,276	$—	$—	$70,020
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$542	$947	$11	$(267)	$1,233

2003
Valuation allowance on deferred tax assets:	$32,997	$14,459	$288	$—	$47,744
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$422	$120	$—	$—	$542

2002
Valuation allowance on deferred tax assets:	$—	$32,997	$—	$—	$32,997
Deducted in balance sheet from accounts receivable:

Allowance for doubtful accounts—trade	$338	$120	$—	$(36)	$422

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX

Exhibit Number

2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 10, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated March 16, 2005).

4	Instruments which define the rights of holders of long-term debt, of the Company and all of its consolidated subsidiaries, are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

4.1	Specimen Common Stock Certificate. (1)

4.2	Registration Rights Agreement, dated as of March 15, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).

4.3	Warrant Agreement, dated March 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 16, 2005)

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 16, 2005)

10.1	Loan Agreement dated April 24, 2002 between Trico Shipping AS and Den Norske Bank ASA, as agent, and the other lenders specified therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.2	Master Bareboat Charter dated as of September 30, 2002, between Trico Marine Operators, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3	Loan Agreement dated June 26, 2003 between Trico Shipping AS and Den Norske Bank ASA, as Bank and Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.4	Credit Agreement dated February 12, 2004 between Trico Marine Assets, Inc. and Trico Marine Operators, Inc. as borrowers, and Bear Stearns Corporate Lending Inc., as agent, and the other lenders specified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 13, 2004).

10.5	$75,000,000 Credit Agreement (DIP) dated as of December 22, 2004 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 27, 2004).

E-1

Exhibit Number

10.6		$75,000,000 Credit Agreement (Exit) dated as of February 21 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005).

10.7	*	Employment Agreement dated as of March 15, 2005, between Trico Marine Services, Inc. and Thomas E. Fairley (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated March 16, 2005).

10.8	*	Employment Agreement dated as of March 15. 2005, between Trico Marine Services, Inc. and Trevor Turbidy (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated March 16, 2005).

10.9	*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).

10.10	*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).

10.11	*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).

10.12	*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).

10.13	*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).

10.14	*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).

10.15		Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated March 16, 2005)

12.1		Computation of Ratio of Earnings to Fixed Charges. (1)

14.1		Financial Code of Ethics. (1)

21.1		Subsidiaries of the Company. (1)

31.1		Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2		Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1		Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Arrangement.
(1)	Filed herewith

E-2