Form 10-Q
period 2005-03-31
TRICO MARINE SERVICES INC
filed 2005-05-10
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28316

Trico Marine Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

2401 Fountainview, Suite 920 Houston, Texas (Address of principal executive offices)	77057 (Zip code)

Registrant’s telephone number, including area code: (713) 780-9926

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2005 was 10,196,600.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Successor	|	Predecessor
	Company	|	Company
	March 31,	|	December 31,
ASSETS	2005	|	2004
Current assets:		|
Cash and cash equivalents	$15,907	|	$13,170
Restricted cash	1,012	|	1,293
Accounts receivable, net	30,003	|	34,373
Prepaid expenses and other current assets	1,914	|	1,405
Assets held for sale	3,773	|	3,883
Total current assets	52,609	|	54,124
		|
Property and equipment:		|
Land and buildings	1,823	|	3,774
Marine vessels	260,585	|	659,289
Construction-in-progress	64	|	32
Transportation and other	1,192	|	5,240
	263,664	|	668,335
Less accumulated depreciation and amortization	1,199	|	209,124
Net property and equipment	262,465	|	459,211
		|
Restricted cash - noncurrent	6,481	|	6,232
Other assets	9,568	|	31,188
Total assets	$331,123	|	$550,755
		|
LIABILITIES AND STOCKHOLDERS' EQUITY		|
Current liabilities:		|
Short-term and current maturities of debt	$52,152	|	$60,902
Accounts payable	11,157	|	6,495
Accrued expenses	7,985	|	7,994
Accrued insurance reserve	4,291	|	4,420
Accrued interest	683	|	518
Income taxes payable	374	|	455
Total current liabilities	76,642	|	80,784
		|
Liabilities subject to compromise:		|
Senior Notes	-	|	250,000
Accrued interest on Senior Notes	-	|	25,179
		|
Long-term debt, net of discounts	85,325	|	86,229
Deferred income taxes	40,000	|	40,010
Deferred revenues on unfavorable contracts (see Note 5)	15,474	|	-
Other liabilities	4,527	|	4,712
Total liabilities	221,968	|	486,914
		|
Commitments and contingencies		|
Stockholders' equity:		|
Preferred stock, $.01 par value, 5,000,000 shares authorized and		|
zero shares issued at March 31, 2005 and December 31, 2004	-	|	-
Old Common stock, $.01 par value, 55,000,000 shares authorized,		|
zero and 37,037,569 shares issued and zero and 36,965,537		|
shares outstanding at March 31, 2005 and December 31, 2004	-	|	370
New Common stock, $.01 par value, 25,000,000 shares authorized,		|
10,096,600 and zero shares issued and outstanding at March 31, 2005		|
and December 31, 2004	101	|
Warrants - Series A	1,658	|	-
Warrants - Series B	637	|	-
Additional paid-in capital	109,661	|	338,071
Retained earnings (accumulated deficit)	106	|	(310,797)
Unearned compensation	(165	) |	(119)
Cumulative foreign currency translation adjustment	(2,843	) |	36,317
Treasury stock, at par value, zero and 72,032 shares at March 31, 2005		|
and December 31, 2004	-	|	(1)
Total stockholders' equity	109,155	|	63,841
		|
Total liabilities and stockholders' equity	$331,123	|	$550,755
		|

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Successor	|	Predecessor
	Company	|	Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Three months
	through	|	through	ended March 31,
	March 31, 2005	|	March 14, 2005	2004
Revenues:		|
Charter hire	$7,600	|	$29,869	$23,504
Amortization of non-cash deferred revenues (See Note 5)	599	|	-	-
Other vessel income	11	|	17	65
Total revenues	8,210	|	29,886	23,569
		|
Operating expenses:		|
Direct vessel operating expenses and other	4,003	|	16,217	18,112
General and administrative	1,959	|	4,030	3,555
Amortization of marine inspection costs	-	|	2,055	2,880
Depreciation and amortization expense	1,137	|	6,703	8,287
Loss on sales of assets	-	|	2	9
Total operating expenses	7,099	|	29,007	32,843
		|
Operating income (loss)	1,111	|	879	(9,274)
		|
Reorganization costs	-	|	(6,659)	-
Gain on debt discharge	-	|	166,459	-
Fresh-start adjustments	-	|	(219,008)	-
Interest expense	(494	) |	(1,940)	(7,436)
Amortization of deferred financing costs	(18	) |	(50)	(240)
Loss on early retirement of debt	-	|	-	(618)
Other income (loss), net	155	|	5	499
Income (loss) before income taxes	754	|	(60,314)	(17,069)
		|
Income tax expense (benefit)	648	|	1,047	(615)
		|
Net income (loss)	$106	|	$(61,361)	$(16,454)
		|
		|
Basic loss per common share:		|
Net income (loss)	$0.01	|	$(1.66)	$(0.45)
Average common shares outstanding	10,064,447	|	36,908,505	36,850,812
		|
Diluted loss per common share:		|
Net income (loss)	$0.01	|	$(1.66)	$(0.45)
Average common shares outstanding	10,293,357	|	36,908,505	36,850,812
		|

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Successor	|	Predecessor
	Company	|	Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Three months
	through	|	through	ended March 31,
	March 31, 2005	|	March 14, 2005	2004
Net income (loss)	$106	|	$(61,361)	$(16,454)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	1,155	|	8,808	11,468
Amortization of non-cash deferred revenues (see Note 5)	(599	) |	-	-
Deferred marine inspection costs	-	|	(1,277)	(5,589)
Deferred income taxes	293	|	1,397	(615)
Gain on debt discharge	-	|	(166,459)	-
Fresh start adjustments	-	|	219,008	-
Loss on early retirement of debt	-	|	-	618
Loss (gain) on sales of assets	-	|	2	9
Provision for doubtful accounts	10	|	40	30
Stock compensation expense	1,160	|	9	15
Change in operating assets and liabilities:		|
Accounts receivable	1,312	|	2,404	2,486
Prepaid expenses and other current assets	95	|	(630)	219
Accounts payable and accrued expenses	(2,743	) |	7,676	7,164
Other, net	714	|	(449)	(168)
Net cash provided by (used in) operating activities	1,503	|	9,168	(817)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(43	) |	(947)	(3,118)
Proceeds from sales of assets	-	|	-	109
Increase in restricted cash	(501	) |	508	(5,958)
Other, net	235	|	(211)	44
Net cash used in investing activities	(309	) |	(650)	(8,923)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	733	|	-	-
Proceeds from issuance of debt	54,550	|	54,550	53,900
Repayment of debt	(59,355	) |	(56,771)	(33,136)
Deferred financing costs and other	-	|	(375)	(2,284)
Net cash (used in) provided by financing activities	(4,072	) |	(2,596)	18,480
		|
Effect of exchange rate changes on cash and cash equivalents	(369	) |	62	(192)
		|
Net increase (decrease) in cash and cash equivalents	(3,247	) |	5,984	8,548
Cash and cash equivalents at beginning of period	19,154	|	13,170	25,892
Cash and cash equivalents at end of period	$15,907	|	$19,154	$34,440
		|
Supplemental cash flow information:		|
Income taxes paid	$-	|	$72	$2
Interest paid	$925	|	$1,265	$1,439
Operating cash payments from reorganization items	$212	|	$1,457	$-
		|

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
for the three months ended March 31, 2005
(Dollars in thousands, except share amounts)
												Cumulative
										Retained		Foreign
	Old Common		New Common		Warrants -		Warrants -		Additional	Earnings		Currency			Total
	Stock		Stock		Series A		Series B		Paid-In	(Accumulated	Unearned	Translation	Treasury Stock		Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	Compensation	Adjustment	Shares	Dollars	Equity

Balance, December 31, 2004 (Predecessor Company)	37,037,569	$370	-	$-	-	$-	-	$-	$338,071	$(310,797)	$(119)	$36,317	72,032	$(1)	$63,841

Forfeiture of restricted stock	(5,000)	-	-	-	-	-	-	-	(12)	-	12	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	-	9	-	-	-	9
Comprehensive loss:
Gain on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(1,209)	-	-	(1,209)
Net loss - January 1, 2005 through March 14, 2005	-	-	-	-	-	-	-	-	-	(61,361)	-	-	-	-	(61,361)
Comprehensive loss:															(62,570)

Reorganization adjustments	(37,032,569)	(370)	10,000,000	100	499,429	1,658	499,429	637	(230,454)	372,158	98	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	-	-	10,000,000	100	499,429	1,658	499,429	637	107,605	-	-	-	-	-	110,000

Issuances of restricted stock to directors	-	-	30,000	-	-	-	-	-	330	-	(330)	-	-	-	-
Exercise of stock options	-	-	66,600	1	-	-	-	-	732	-	-	-	-	-	733
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	-	165	-	-	-	165
Stock based compensation	-	-	-	-	-	-	-	-	994	-	-	-	-	-	994
Comprehensive loss:
Gain on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(2,843)	-	-	(2,843)
Net loss - March 15, 2005 through March 31, 2005	-	-	-	-	-	-	-	-	-	106	-	-	-	-	106
Comprehensive loss:															(2,737)

Balance, March 31, 2005 (Successor Company)	-	$-	10,096,600	$101	499,429	$1,658	499,429	$637	$109,661	$106	$(165)	$(2,843)	-	$-	$109,155

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

1. Financial statement presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the period January 1, 2005 through March 14, 2005 and March 15, 2005 through March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On December 21, 2004, Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” The Debtors operated as debtors-in-possession pursuant to the Bankruptcy Code during the period from December 21, 2004 through March 15, 2005 (the “Exit Date”).

The financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 4). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”), which interest totaled approximately $5.1 million during the period from the Commencement Date to the Exit Date.

In accordance with SOP 90-7, we adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.  References to the “Successor Company” in the unaudited consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. The financial statements for the period ended December 31, 2004 do not reflect the effect of any changes in the Company’s capital structure as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 4.

2.	Liquidity

The Company’s recurring losses and negative cash flows from operations resulted in our reorganization proceedings, which is further discussed in Note 3. We emerged from Chapter 11 on March 15, 2005 and have subsequently evaluated our ability to continue as a going concern. We believe, barring any unexpected event that would materially and adversely affect our financial condition, that our cash on hand and available borrowings under the NOK credit facility and the $20 million revolving credit component of the $75 million secured credit facility (the “Exit Credit Facility”) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least December 31, 2005. For a more detailed discussion of our Exit Credit Facility, read Note 12.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

During 2005 and the first quarter of 2006, our current plan requires us to fund our U.S. operations with cash flows from operations or by utilizing the revolving credit facility of the Exit Credit Facility. As of March 31, 2005, no amounts were outstanding under the revolving credit facility; however, significant payments remitted to financial advisors in April 2005 required us to utilize approximately $2 million of the facility’s $20 million capacity. We have performed an analysis of the financial covenants under the Exit Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged through the end of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to decline more than fifteen percent from March 31, 2005 levels, for example, on actively marketed vessels, we may have difficulty complying with the covenant relating to our earnings before interest, taxes, depreciation and amortization, as defined, for our U.S. and other non-North Sea operations (the “U.S. EBITDA Covenant”). In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million per year from our international subsidiaries. If our U.S. operations have difficulty complying with the U.S. EBITDA Covenant based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our Exit Credit Facility, our term loan (the “NOK Term Loan”) payable in Norwegian kroner (“NOK”) and our Norwegian revolving credit facility (the “Trico Supply Bank Facility”) on our ability to repatriate funds from Norway, we do not expect to require the repatriation of funds in order to comply with the U.S. EBITDA Covenant in excess of the amount that we would be permitted to repatriate under those restrictions, if any such repatriation is required.

The Company cannot make any assurances that the factors beyond the Company’s control affecting demand for our vessels will not impact the Company’s ability to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.

3.	Reorganization under Chapter 11

On the Exit Date, following the Bankruptcy Court hearing approving the Exit Credit Facility and the completion of various post-confirmation financing and corporate governance requirements set forth in the Plan, the Company emerged from bankruptcy.

The Debtors initiated their Chapter 11 cases on December 21, 2004 in accordance with the Bankruptcy Court’s special guidelines for “prepackaged” bankruptcy cases, pursuant to which the Debtors solicited and obtained the consent of their creditors to the terms of reorganization as set forth in the Plan prior to the filing of the Chapter 11 cases.

Pursuant to the Plan, the holders of the Senior Notes received, in exchange for their total claims (including principal and accrued but unpaid interest), 100% of the fully diluted new common stock of the reorganized Company (10,000,000 shares), before giving effect to (i) the potential exercise of 1,000,000 shares of warrants distributed or to be distributed to the Company’s holders of old common stock pursuant to the Plan, (ii) up to 750,000 options issued or to be issued under a new employee and director stock option plan, and (iii) 100,000 shares stock issued to the financial advisors of the ad-hoc creditor committee as of April 1, 2005.

On the Exit Date, holders of the Company’s old common stock became entitled to receive warrants to purchase new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. For further information on warrants, see Note 6. In addition, the Company issued approximately 698,000 stock options to employees and the Chairman of the Board of Directors with an exercise price of $11.00 per share, as well as an aggregate award of 30,000 shares of restricted stock to six members of the Company’s Board of Directors.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

4.	Fresh-start reporting:

Fresh-Start Adjustments

In accordance with fresh-start accounting, the reorganization value of the Company as of the Exit Date is allocated based on the fair market values of the assets and liabilities. Any excess of fair value over reorganization value is treated as negative goodwill, and is applied to reduce the value of long-lived assets on pro rata basis. Such fair values represented our best estimates based on independent appraisals and valuations.

To facilitate the calculation of the reorganization value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company, with the assistance of its financial advisors, using various valuation methods, including (i) a comparable company analysis which estimates the value of the Company based on the implied valuations of other similar companies that are publicly traded; (ii) a discounted cash flow analysis which estimates the value of the Company by determining the current value of estimated future cash flows to be generated; and (iii) a net operating loss carryforwards (“NOL”) valuation analysis which estimated the present value of the tax savings the NOLs would provide relative to the taxes the reorganized Debtors would pay absent the application of such NOLs. The future enterprise value is highly dependent upon achieving the projected financial results set forth in the projections as well as the realization of certain other assumptions which are beyond our control. As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $110 million.

As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off of the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and resulting discharge of the Senior Notes and related accrued interest resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the unaudited consolidated statement of operations.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

The following table reflects the reorganization adjustments to the Company’s condensed consolidated balance sheet as of March 15, 2005 (in thousands):

	Predecessor			|	Successor
	Company			|	Company
	Balance Sheet			|	Balance Sheet
	as of	Reorganization	Fresh Start	|	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	|	March 15, 2005
ASSETS				|
Total current assets	$57,504	$-	$-	|	$57,504
				|
Property and equipment:				|
Land and buildings	3,771	-	(1,949	) |	1,822
Marine vessels	657,780	-	(390,405	) |	267,375
Transportation and other	5,216	-	(4,029	) |	1,187
Construction-in-progress	100	-	(36	) |	64
	666,867	-	(396,419	) |	270,448
Less accumulated depreciation and amortization	215,338	-	(215,338	) |	-
Net property and equipment	451,529	-	(181,081	) |	270,448
				|
Restricted cash - noncurrent	6,454	-	-	|	6,454
Other assets	31,305	-	(20,720	) |	10,585
Total assets	$546,792	$-	$(201,801	) |	$344,991
				|
LIABILITIES AND STOCKHOLDERS' EQUITY				|
Total current liabilities	$86,435	$-	$-	|	$86,435
				|
Liabilities subject to compromise:				|
Senior Notes	250,000	(250,000)	-	|	-
Accrued interest on Senior Notes	25,179	(25,179)	-	|	-
				|
Long-term debt, net of discounts	85,479	-	547	|	86,026
Deferred income taxes	41,185	-	-	|	41,185
Deferred revenues on unfavorable contracts (see Note 5)	-	-	16,660	|	16,660
Other liabilities	4,685	-	-	|	4,685
Total liabilities	492,963	(275,179)	17,207	|	234,991
				|
Commitments and contingencies				|
Stockholders' equity:				|
Preferred stock	-	-	-	|	-
Common stock, $.01 par value	370	(270)	-	|	100
Warrants - Series A	-	1,658	-	|	1,658
Warrants - Series B	-	637	-	|	637
Additional paid-in capital	338,059	(230,454)	-	|	107,605
Accumulated deficit	(319,609)	538,617	(219,008	) |	-
Unearned compensation	(98)	98	-	|	-
Cumulative foreign currency translation adjustment	35,108	(35,108)	-	|	-
Treasury stock, at par value	(1)	1	-	|	-
Total stockholders' equity	53,829	275,179	(219,008	) |	110,000
				|
Total liabilities and stockholders' equity	$546,792	$-	$(201,801	) |	$344,991

(1) To record the conversion of liabilities subject to compromise into new common stock, the conversion of old common stock into warrants and the adjustment of other comprehensive income and unearned compensation.

(2) To adjust assets and liabilities to fair market value, and reflect the write-off of the Predecessor Company’s equity and the application of negative goodwill to long-lived assets.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

Changes to Significant Accounting Policies

Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy. The significant accounting policies disclosed in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2004 will continue to be used by the Successor Company except for the policies related to equity-based compensation, marine inspection costs, deferred revenues on unfavorable contracts (described in Note 5) and depreciable lives of property, plant and equipment.

In accordance with SOP 90-7, we were required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we are required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the board of directors in connection with the emergence of bankruptcy, some of which were immediately vested, the Company recorded approximately $1.0 million of compensation expense related to the adoption of SFAS No. 123R during the period ended March 31, 2005. For further information on equity-based compensation, see Note 10.

The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company will now expense marine inspection costs in the period incurred rather than defer and amortize the costs over the period between marine inspections. This change in accounting methods had the following affect on net loss and earnings per share for the periods indicated:

	Period from
	January 1, 2005	Quarter ended
	through	March 31,
	March 14, 2005	2004

Net loss	$(61,361)	$(16,454)
Add: Amortization of marine inspection costs
included in reported net loss	2,055	2,880

Deduct: Expenditures for marine inspection costs
determined under the "expense as incurred" method	(1,277)	(5,589)
Pro forma net loss	$(60,583)	$(19,163)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)	$(0.45)
Basic and Diluted - pro forma	$(1.64)	$(0.52)

Also, during fresh-start accounting, the Company’s long-lived assets were adjusted to fair market value and reduced by the amount of negative goodwill implied in the reorganization. New book values were determined for the Company’s long-lived assets. On the Exit Date, the Company revised the useful lives of its long-lived assets to represent the estimated remaining useful lives at that date.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

5.	Deferred revenue on unfavorable contracts:

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the period from March 15, 2005 to March 31, 2005, the Company recorded approximately NOK 3.7 million ($0.6 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 98.2 million ($15.5 million at March 31, 2005) is included in deferred revenues on unfavorable contracts in the consolidated balance sheet at March 31, 2005.

Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
9 Months ending December 31, 2005	$9,757
Year ending December 31, 2006	4,367
Thereafter	1,350
$15,474

The majority of the amortization of deferred revenue is recognized in 2005 and 2006 as the majority of the related contracts mature within this time period.

6.	Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, all of which are currently outstanding. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants and increase the amount of common stock outstanding and additional paid in capital.

The fair value of the warrants of $1.7 million and $0.6 million, in the aggregate, for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	$-	$-
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

7.	Reorganization costs:

Since April 2004, the Company has incurred significant costs associated with its reorganization. No reorganization costs were incurred during the period from March 15, 2005 to March 31, 2005. The following summarizes the reorganization costs incurred by the Company during the period from January 1, 2005 to March 14, 2005 (in thousands):

Predecessor
Company
Period from
January 1, 2005
through
March 14, 2005

Professional and other fees	$6,479
Key employee retention program	180
Reorganization costs	$6,659

During the period from January 1, 2005 to March 14, 2005, the Company incurred reorganization charges of approximately $6.7 million, primarily related to fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. The reorganization costs include $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes which were accrued on the Exit Date when the advisors met the criteria for the fee under the agreement. Of the total success fees of $3.5 million, $1.1 million was settled by issuing 100,000 shares of new common stock on April 1, 2005 to the ad-hoc creditors’ committee’s financial advisors, who had the right to elect and elected to receive the Company’s new common stock in lieu of cash as payment.

During the restructuring, the Company adopted a key employee retention plan, which calls for payments to certain key employees totaling $1.0 million payable based on service over a fifteen-month period beginning in December 2004. On each of the Commencement Date and the Exit Date, the Company made payments of approximately $0.3 million, representing the first and second of four vesting dates under the key employee retention plan.

These expenses are classified as “Reorganization costs,” a non-operating expense, in the consolidated statements of operations.

8.	Assets held for sale and sales of vessels:

On April 29, 2005, in an effort to reduce costs associated with cold-stacked vessels and to provide liquidity for current operating needs, the Company initiated the process to actively market two of its Gulf of Mexico class cold-stacked supply boats for sale. The Company had previously intended to return the vessels to service. The Company does not expect the estimated selling prices to differ materially from the current book values. The potential sale of these cold-stacked vessels would be subject to approval of the Exit Credit Facility lenders.

During the second quarter of 2004, as a result of an inability to achieve adequate day rates and long-term contracts for some of the oldest North Sea class vessels, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair value of the asset less transaction costs or commissions. Based on the Company’s estimates of fair value less transaction costs or commissions, the Company recorded an initial charge of approximately $8.7 million on the three North Sea class vessels during the second quarter of 2004 and recorded an additional charge of approximately $2.0 million during the fourth quarter of 2004 on the remaining two vessels. During March 2005, the Company signed agreements to sell both remaining vessels for approximately $1.6 million each. One vessel was sold on April 20, 2005 while the second sale is scheduled to close in July 2005. The carrying value of these assets approximates the selling prices less costs expected to be incurred to complete the transactions.

During October 2004, the Company began actively marketing a group of five linehandler vessels, currently operating in Brazil. The five vessels are included in assets held for sale at December 31, 2004 at their aggregate book value of $1.5 million, as the estimated fair value exceeded the book value. On May 5, 2005, the Company entered into an agreement to sell the five linehandler vessels. The agreement to sell the vessels is contingent on approval from the current charterer of the vessels. As of May 9, 2005, the charterer had not approved the sale, and there can be no assurance that it will be approved in a timely manner or at all.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

9.	Earnings per share:

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the period from January 1, 2005 to March 14, 2005, the period from March 15, 2005 to March 31, 2005 and the three month period ending March 31, 2004 (in thousands, except share and per share data).

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Three months
	through	|	through	ended March 31,
	March 31, 2005	|	March 14, 2005	2004
		|
Basic EPS:		|
Net income (loss) available to common shares (numerator)	$106	|	$(61,361)	$(16,454)
		|
Weighted-average common shares outstanding (denominator)	10,064,447	|	36,908,505	36,850,812
		|
Basic EPS	$0.01	|	$(1.66)	$(0.45)
		|
Diluted EPS:		|
Net income (loss) available to common shares (numerator)	$106	|	$(61,361)	$(16,454)
		|
Weighted-average common shares outstanding (denominator)	10,064,447	|	36,908,505	36,850,812
Effect of dilutive securities	228,910	|	-	-
Adjusted weighted-average shares	10,293,357	|	36,908,505	36,850,812
		|
Diluted EPS	$0.01	|	$(1.66)	$(0.45)

For the period from March 15, 2005 to March 31, 2005, 998,858 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise prices of $25.00 and $18.75, respectively, were greater than the average market price of common shares for that period.

For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

For the three month period ended March 31, 2004, options to purchase 1,242,050 shares of common stock at prices ranging from $2.05 to $23.13 and 85,000 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

10.	Equity-based compensation:

Prior to the reorganization, the Company sponsored three stock-based incentive compensation plans, the “1993 Stock Option Plan” (the “1993 Plan”), the “1996 Stock Incentive Plan” (the “1996 Plan”) and the non-employee director stock-based incentive compensation plan (the “Director Plan”). Please read the Company’s December 31, 2004 Annual Report on Form 10-K for a description of the 1993 Plan, 1996 Plan and the Director Plan. On the Exit Date, the 1993 Plan, 1996 Plan and the Director Plan were terminated and all unvested stock options under the plans were cancelled. No shares were granted or exercised between December 31, 2004 and the Exit Date.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, the Company is authorized to issue shares of new common stock pursuant to “Awards” granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted and unrestricted stock awards, or any combination of such Awards. Awards, having a maximum term of 10 years, may be granted to key employees and directors of the Company. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms for Awards granted under the Plan.

According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock. Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant. Generally, a portion of stock option awards to employees vested upon the Company’s emergence from bankruptcy and the remaining portion vest ratably over four years, subject to certain conditions for specific employees. On the Exit Date, awards of approximately 698,000 stock options with exercise prices of $11.00 per share were issued to employees and the chairman of the board of directors, and 30,000 shares of restricted stock were issued to the non-employee directors. The restrictions on the Exit Date restricted stock issuances lapsed on April 15, 2005. A portion of the options awarded to our Chief Financial Officer are performance-based and vest if the Company achieves various levels of cumulative earnings before interest, taxes, depreciation and amortization, as defined, following the grant date. These performance-based options expire three years after the grant date if the performance criteria are not met.

In December 2004, the FASB issued a revised version of SFAS No. 123R. Following the accounting guidance set forth in SOP 90-7, the Company adopted SFAS No. 123R upon emerging from bankruptcy. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. As a result, the Company began to measure the grant date fair value of equity-based awards issued to employees and amortize the cost of that award over the period in which service is rendered. During the period from March 15, 2005 through March 31, 2005, the Company recognized approximately $1.0 million in compensation costs related to grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.4 million in compensation expense with a weighted average life of 3.8 years related to options that are outstanding but not yet vested as of March 31, 2005.

Prior to March 15, 2005, the Company accounted for stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For restricted stock awards, the fair value at the date of the grant was expensed over the vesting period. For director stock awards, compensation expense was recognized immediately since prior share grants were unrestricted at the time of grant. For stock options, no compensation cost was reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the periods ended March 31, 2004 and March 14, 2005 (in thousands, except per share data).

	Predecessor Company
	Period from
	January 1, 2005	Three months
	through	ended March 31,
	March 14, 2005	2004

Net loss	$(61,361)	$(16,454)
Add: Stock based compensation expense included in
reported net loss, net of related tax effects	9	15

Deduct: Total stock-based compensation expense
determined under fair value-based method, net of tax	(40)	(117)
Pro forma net loss	$(61,392)	$(16,556)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)	$(0.45)
Basic and Diluted - pro forma	$(1.66)	$(0.45)

The estimated weighted average fair value of options granted during the period from March 15, 2005 to March 31, 2005 was $5.06 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

March 15, 2005
Expected annual dividends	$-
Risk free interest rate	4.12%
Expected term (in years)	5
Volatility (1)	46.7%

(1) The estimated volatility is based on the average volatility of a peer group.

A summary of the changes to the Company’s stock options during the three months ended March 31, 2005 is presented below:

	Three Months Ended
	March 31, 2005
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices

Outstanding at beginning of period	1,077,800	$10.57
Cancelled during reorganization	(1,077,800)	$10.57
Granted	698,000	$11.00
Exercised	(66,600)	$11.00
Expired / Forfeited	(187,500)	$11.00
Outstanding at end of period	443,900	$11.00
Exercisable at end of period	132,733	$11.00

On March 16, 2005, options to purchase 66,600 of our new common stock with an exercise price of $11.00 per share were exercised. The Company received $0.7 million related to the exercise.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 3/31/05	Contract Life	Price	at 3/31/05	Price

$11.00	443,900	7.0	$11.00	132,736	$11.00
	443,900	7.0	$11.00	132,736	$11.00

11.	Taxes:

The Company’s income tax for the periods ended March 14, 2005 and March 31, 2005 is comprised of income tax expenses of $1.0 million and $0.7 million, respectively. The Company’s income tax for the quarter ended March 31, 2004 is comprised of income tax benefits of $0.6 million. The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2005 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The ability to deduct amounts incurred as a result of the financial restructuring process is dependent on several factors including the ultimate restructuring alternative that is implemented. The Company believes that it has provided appropriately for the potential non-deductibility of these expenses and any change in circumstances should not have a material adverse impact on its financial position.

As of March 14, 2005, the company had approximately $337 million in pre-reorganization net operating loss (the “NOL”) carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, the Company realized cancellation of debt income (“COD Income”) of approximately $166.5 million when its Senior Notes were converted into equity. On January 1, 2006, as required by the Internal Revenue Code, the Company will reduce its NOL carryforwards or depreciable basis by the amount of COD Income, leaving $170.5 million remaining in post-reorganization NOL carryforwards.

In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. For the remainder of 2005, this limitation is expected to be approximately $3.7 million due to the timing of our emergence from bankruptcy. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within 2 years of the Exit Date. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of March 31, 2005.

A valuation allowance is being provided against the Company's U.S. net deferred tax asset as of the reorganization date.  Any release in future periods of the valuation allowance relating to pre-confirmation deferred tax assets will increase the Company’s additional paid-in capital.   If the net deferred tax asset is used to offset taxable income in the future, the reduction in the valuation allowance will be recorded as noted above and the utilization of the deferred tax asset will be reflected as an increase to deferred income tax expense.

On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 23.7 million Reais ($8.9 million at March 31, 2005). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax (which may include litigation at the Rio de Janeiro state court) proves unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.5 million Reais ($1.0 million at March 31, 2005). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004 and is awaiting a ruling. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Bazilian tax assessments could have a material adverse affect on the Company’s financial position and results of operations.

The Company’s Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If the Company fails to meet these criteria, the subsidiary may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. The Company entered into discussions during March 2005 with the Norwegian shipping tax regime authorities regarding certain transactions between the Company and the Norwegian subsidiary during parts of 2001, 2002 and 2003. During March 2005, the Company received written communications from the regime authorities stating that the transactions did not constitute a breach in the shipping tax regime regulations.

12.	Debt:

The Company’s debt consists of the following at March 31, 2005 and December 31, 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	March 31,	|	December 31,
	2005	|	2004(1)
|
Term loan component of the Exit Credit Facility, bearing interest at a		|
Eurocurrency rate plus a margin, as defined on the date of the borrowing (8.3% at		|
March 31, 2005), interest payable quarterly, reducing in three annual installments		|
of $5 million beginning February 2007, with the balance of the commitment		|
maturing February 2010, collateralized by substantially all of the Company's assets.	$54,550	|	$-
Revolving credit facility component of the Exit Credit Facility, bearing interest		|
at a Eurocurrency rate plus a margin, as defined on the date of the		|
borrowing, commitment expiring in February 2010, collateralized by substantially		|
all of the Company's assets.	-	|	-
Trico Supply Bank Facility, bearing interest at NIBOR (Norwegian Interbank		|
Offered Rate) plus a margin (weighted average interest rate of 4.0%		|
at March 31, 2005) and collateralized by certain marine vessels. This		|
facility's current availability reduces in 13 semi-annual installments of NOK		|
40 million ($6.3 million) beginning March 2003 with balance of the		|
commitment expiring September 2009.	47,280	|	55,927
2004 Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or		|
U.S. Prime rate plus 5%, at the Company's option, plus a default premium of 2%		|
collateralized by 43 Gulf class supply vessels. Principal is reduced by		|
quarterly payments of $150,000 through 2007, $10.5 million in payments		|
during 2008 and $42.3 million in 2009.	-	|	54,550
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)		|
plus a margin (4.0% at March 31, 2005), collateralized by two marine		|
vessels, reducing in 5 semi-annual installments beginning June 30, 2004		|
by NOK 7.5 million ($1.2 million) with the balance of the commitment		|
expiring June 2006.	21,276	|	22,206
6.11% Notes, bearing interest at 6.11%, principal and interest due in		|
30 semi-annual installments, maturing April 2014, collateralized by		|
two marine vessels.	11,948	|	11,948
6.08% Notes, bearing interest at 6.08%, principal and interest due in		|
16 semi-annual installments, maturing September 2006, collateralized		|
by a marine vessel.	1,875	|	2,500
Fresh-start debt premium (2)	548	|	-
	137,477	|	147,131
Less current maturities	52,152	|	60,902
Long-term debt	$85,325	|	$86,229
|

(1) The December 31, 2004 column excludes $250 million of outstanding indebtedness under the Senior Notes, which was “subject to compromise” as of December 31, 2004, and was converted into equity on March 15, 2005 in connection with the Chapter 11 reorganization. Refer to Note 3 for further details on the Company’s reorganization.

(2) During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date. This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

Substantially all of the Company’s assets were pledged as collateral at March 31, 2005.

Maturities on debt during the nine month period ending December 31, 2005, the next five subsequent years and thereafter are as follows (in thousands):
Period	Amount
9 Months ending December 31, 2005	$51,527
12 months ending December 31, 2006	21,420
12 months ending December 31, 2007	6,258
12 months ending December 31, 2008	6,258
12 months ending December 31, 2009	6,258
12 months ending December 31, 2010	40,808
Thereafter	4,400
$136,929
Fresh-start debt premium (1)	548
$137,477

(1) During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date. This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

The Company has classified the entire outstanding balance of the Trico Supply Bank Facility as a current liability for presentation in accordance with SFAS No. 6 since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances. The Company had NOK 300 million ($47.3 million) and NOK 340 million ($55.9 million) outstanding under this facility as of March 31, 2005 and December 31, 2004, respectively. One of the Company’s Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility.

On December 22, 2004, while operating as a debtor-in-possession, the Company entered into the $75 million secured super-priority debtor-in-possession credit agreement (the "DIP Credit Facility"). The DIP Credit Facility consisted of a $55 million unamortizing term loan and a $20 million revolving line of credit. After the DIP Credit Facility was approved by the Bankruptcy Court on January 19, 2005, the term loan proceeds were used to repay and retire the 2004 Term Loan. The revolving credit facility component provided additional operating liquidity for the Company’s U.S. operations. The DIP Credit Facility was secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries. The DIP Credit Facility bore interest at LIBOR or 2%, whichever is higher, plus 5.0%, or U.S. Prime rate plus 4.0%, at the Company’s option. The DIP Credit Facility included financial maintenance covenants that limited the amount of indebtedness and the cash held outside the U.S. The DIP Credit Facility also contained covenants that restricted the Company’s ability to incur additional indebtedness or liens, dispose of property, pay dividends or make certain other distributions and other specified limitations. The DIP Credit Facility matured at the earlier of the Exit Date or May 4, 2005.

On the Exit Date, the DIP Credit Facility was repaid and retired with the proceeds from the Exit Credit Facility. The Exit Credit Facility consists of a $55 million term loan component, which amortizes in annual increments of $5 million during 2007 through 2009 with the final $40 million due at maturity in 2010, and a $20 million revolving credit facility component. The Exit Credit Facility bears interest at LIBOR or 2%, whichever is higher, plus 5.3%, or U.S. Prime rate plus 4.3%, at the Company’s option. The revolving credit facility component provides the Company with the availability to issue up to $15 million of stand-by letters of credit, subject to total borrowings outstanding under the facility. The Exit Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries. Covenants in the Exit Credit Facility prohibit the Company from incurring additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the U.S., sales of assets, making investments and entering into unapproved joint ventures, in each case without the consent of the lenders. In addition, other covenants restrict the amount of capital expenditures and maintenance and marine inspection costs that may be incurred and impose minimum EBITDA requirements and maximum leverage ratios. If an event of default were to occur, all amounts outstanding under the Exit Credit Facility would become immediately due and payable and the Company would be prohibited from using any cash collateral. The Company obtained the consent of the Exit Credit Facility lenders for the sale of the five linehandler vessels described in Note 8 above as of April 13, 2005. Although the Company notified the Exit Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, as described in Note 8 above, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on the Company's Trico Supply Bank Facility was not obtained from the Exit Credit Facility lenders until May 9, 2005, in connection with which the Company agreed to permanently reduce the availability of the Trico Supply Bank Facility by the amount of such proceeds, and agreed to pay default interest to the Exit Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bore interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option, plus a default premium of 2%. Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company was not subject to financial maintenance covenants, but was subject to other covenants that placed restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contained cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. On January 19, 2005, the date the Bankruptcy Court confirmed the DIP Credit Facility, the 2004 Term Loan was repaid and retired using the proceeds of the DIP Credit Facility term loan component.

On May 31, 2002, the Company issued its $250 million 8 7/8% Senior Notes due 2012 pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). The Company’s reorganization initiatives led to the decision to withhold interest payments beginning with the $11.1 million payment due May 15, 2004 on the Senior Notes. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company became in default under the Senior Notes Indenture. The Company filed a prepackaged petition of bankruptcy under Chapter 11 of the Bankruptcy Code on December 21, 2004, which resulted in the conversion of the entire Senior Notes balance, including accrued interest, into 100% of the outstanding new common stock of the reorganized Company, subject to dilution by warrants issued to existing common stockholders, options and restricted stock issued to employees and directors and issuances of stock to advisors. This plan of reorganization was solicited in November 2004 and was overwhelmingly accepted by the holders of the Senior Notes and was confirmed by the Bankruptcy Court in January 2005.

In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company ceased recording interest expense on the Senior Notes as of the Commencement Date since the claim is unsecured. The Company classified the outstanding principal and interest balances on the Senior Notes as “Liabilities subject to compromise” on the December 31, 2004 consolidated balance sheet.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $1.9 million is outstanding at March 31, 2005. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $11.9 million is outstanding at March 31, 2005. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration.

On June 26, 2003, we entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($24.7 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.0% at March 31, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.2 million), with the first payment having occurred on June 30, 2004, and a final payment of NOK 112.5 million ($17.7 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of March 31, 2005, the outstanding balance on the NOK Term Loan was NOK 135 million ($21.3 million).

In April 2002, the Company amended the NOK 650 million ($102.4 million) Trico Supply Bank Facility by increasing the capacity to NOK 800 million ($126.1 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.3 million) reductions every six months starting in March 2003. The Trico Supply Bank Facility provides for a NOK 280 million ($44.1 million) balloon payment in September of 2009. At March 31, 2005, the Company had NOK 300 million ($47.3 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. In connection with the sale of two PSV vessels described in Note 8, with the consent of its lenders under its Exit Credit Facility, the Company permanently reduced the availability of the Trico Supply Bank Facility by the amount of the proceeds from the sales. Therefore, the facility was permanently reduced by $1.6 million in April 2005 upon completion of the sale of one PSV and is expected to be reduced by $1.6 million in July 2005 if the sale of the second PSV is completed.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

13.	Employee benefit plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the plans of $0.2 million, zero and zero during the period from March 15, 2005 through March 31, 2005, the period from January 1, 2005 through March 14, 2005 and the three months ended March 31, 2004, respectively. The Company uses an October 31 measurement date for all pension plans. Components of net periodic benefit cost are as follows for the period from March 15, 2005 through March 31, 2005, the period from January 1, 2005 through March 14, 2005 and the three months ended March 31, 2004 (in thousands):

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Three months
	through	|	through	ended March 31,
	March 31, 2005	|	March 14, 2005	2004
		|
		|
Service cost	$18	|	$76	$113
Interest cost	6	|	27	41
Return on plan assets	(10	)|	(44)	(55)
Social security contributions	3	|	12	18
Recognized net actuarial loss	-	|	2	4
Net periodic benefit cost	$17	|	$73	$121

14.	Contingent litigation:

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”).  The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004.  Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects.  Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements. The settlement will not be final until the District Court conducts a fairness hearing and enters a final order, which is expected to occur in August 2005. Should the District Court determine that the settlement is not equitable to the class, the settlement amount could be increased or the Company may be forced to litigate the claim, either of which could result in a material adverse effect on our consolidated results of operations or cash flows.

In addition, the Company is a party to routine litigation incidental to our business, which primarily involves personal injury, pollution and property damage claims and related threatened or pending legal proceedings.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  The Company has established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

15.	Segment and geographic information:

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2004 Annual Report on Form 10-K for a description of the significant policies and read Note 4 for changes to those accounting policies since December 31, 2004) except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes Norway and the United Kingdom, and the Other segment includes primarily Brazil, Mexico and West Africa, which are combined for reporting purposes. Segments are combined for reporting purposes if those segments meet the criteria in SFAS No. 131, which involves a determination based on the materiality and characteristics of each segment. Long-term debt and related interest expense associated with the acquisitions of foreign subsidiaries are reflected in the U.S. segment.
Successor Company
Period from March 15, 2005 to March 31, 2005
	U.S.	North Sea	Other	Totals
Revenues from external customers	$1,780	$5,244	$1,186	$8,210
Intersegment revenues	-	-	-	-
Segment net (loss) income	(2,292)	2,303	95	106
Segment total assets (at end of period)	178,654	193,452	40,147	412,253

Predecessor Company
Period from January 1, 2005 to March 14, 2005
	U.S.		North Sea		Other		Totals
Revenues from external customers	$8,171		$16,528		$5,187		$29,886
Intersegment revenues	-		-		-		-
Segment net income (loss)	74,473	(1)	(112,824)	(2)	(23,010)	(3)	(61,361)

Three months ended March 31, 2004
	U.S.		North Sea		Other		Totals
Revenues from external customers	$7,919		$12,297		$3,353		$23,569
Intersegment revenues	-		-		-		-
Segment net (loss) income	(12,564)	(4)	(1,792)		(2,098)		(16,454)
Segment total assets (at end of period)	455,661		342,995		61,713		860,369

(1) Includes a gain on discharge of debt of $166.5 million, fresh-start adjustment charges of $81.1 million and reorganization costs of $6.7 million.
(2) Includes fresh-start adjustment charges of $115.3 million.
(3) Includes fresh-start adjustment charges of $22.6 million.
(4) Includes a loss on retirement of debt of $0.6 million.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

A reconciliation of segment data to consolidated data as of March 31, 2005 and 2004 is as follows (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	March 31,	|	March 31,
	2005	|	2004
Total assets for reportable segments	$412,253	|	$860,369
Elimination of intersegment receivables	(9,017	) |	(7,442)
Elimination of investment in subsidiaries	(72,113	) |	(266,398)
Total consolidated assets	$331,123	|	$586,529

16.	New accounting standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the third quarter of 2005. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if the Company reports net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Significant Events

After experiencing the most difficult year in the Company’s history, we have seen significant increases in day rates for our North Sea fleet during the first quarter of 2005, particularly in the AHTS class. Combined with modest increases in day rates for our Gulf class vessels, we have posted our highest revenues and operating income since the fourth quarter of 2001. Day rates for the AHTS class operating in the North Sea spot market reached near-record levels during the months of February and March, primarily related to a shortage of available AHTS and a significant number of rig moves in the region. This surge in day rates has subsided somewhat since the near record levels seen in the first quarter of 2005, with day rates averaging $13,824 for our North Sea class during the month of April 2005.

We have now shifted our focus from the challenges of completing the reorganization to executing a new strategic plan based on our focus on the following items:

• Strengthen our balance sheet and improve liquidity. Through the restructuring, we eliminated debt and accrued interest and reduced annual interest expense, and emerged with only $137.5 million of consolidated indebtedness as well as $20.0 million of borrowing capacity under our Exit Credit Facility as of March 31, 2005. While we have dramatically reduced our leverage and interest expense, we will continue to focus on further reductions in our net debt to provide the Company with improved financial flexibility.

• Reevaluate our contract coverage. To achieve long-term profitability, we must achieve the correct balance between a pricing structure that emphasizes the stability of long-term contracts and an opportunistic short-term strategy of favoring the spot market.

• Improve our cost structure and operating efficiency. As part of our restructuring, we reduced operating costs and eliminated redundancies in each of the major markets in which we operate. We will continue to work to lower operating costs and improve efficiency without impacting our ongoing commitment to safety and customer service.

• Increase management depth. We expect to continue to upgrade and augment our management group to ensure that Trico has an experienced and highly-qualified team capable of building the Company and capitalizing on new opportunities. We will strive to attract and retain the highest caliber individuals to manage and grow our business.

• Upgrade our fleet. To ensure success in highly competitive markets, we are seeking to optimize our fleet by selling older, underutilized vessels and replacing them with newer, more technologically advanced vessels that have the capabilities our customers require in each specific region. An important aspect of our long-term strategy is commencing a comprehensive new-build program to address our aging fleet.

• Expand our geographic presence. We are working to mobilize underutilized vessels to improving international markets. To accelerate our penetration into these markets, we will work, where advantageous, through joint venture arrangements or in cooperation with local partners.

We began the quarter while operating under the protection of Chapter 11 bankruptcy. On March 15, 2005, we emerged from bankruptcy and converted our $250 million senior notes into equity. The bankruptcy process also involved making several “fresh-start” accounting adjustments to our financial statements, including revaluing assets and liabilities to fair market values and recording write-downs to our long-lived assets as a result of the implied negative goodwill balance after our fair market value adjustments. As a result of these fresh-start accounting entries, our results before our reorganization may not be comparable to our results after our reorganization. See further discussion in the “Liquidity and Capital Resources” section and a summary of the impact of the adjustments and changes to our accounting policies in Note 4 to our financial statements included in Item 1.

During our reorganization, we refinanced our U.S. secured credit facility with a new $75 million exit credit facility, which we refer to as the “Exit Credit Facility”. This facility extends the maturity of our long-term debt with a $55 million amortizing term loan and provides additional liquidity with a $20 million revolving line of credit. The Exit Credit Facility also contains numerous positive and negative covenants that may restrict operating flexibility in the future.

Our President and Chief Executive Officer, Thomas E. Fairley, resigned effective March 31, 2005. We have commenced a search for a new President and Chief Executive Officer. Joseph S. Compofelice, our Chairman of the Board, is acting as our interim Chief Executive Officer.

Results of Operations

Comparison of day rates and utilization during the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

		Three months ended
	Month of	March 31,
	April 2005	2005	2004
Average Day Rates: (1)
Supply (Gulf class)	$5,496	$5,193	$4,287
Supply/Anchor Handling (North Sea class)	13,824	15,777	10,461
Crew/line handling	2,042	2,223	2,494

Utilization: (2)(3)
Supply (Gulf class)	55%	52%	43%
Supply/Anchor Handling (North Sea class)	85%	89%	68%
Crew/line handling	90%	91%	84%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0	48.0
Supply/Anchor Handling (North Sea class)	17.7	18.0	19.0
Crew/line handling	17.0	17.0	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)	Stacked vessels are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 91%, 86%, and 71% for the month of April 2005, and the three month periods ended March 31, 2005 and 2004, respectively.
(4)	Includes periods of both the Successor and Predecessor companies, before and after our emergence from bankruptcy.

For the Gulf class supply vessels, average day rates increased 21% from $4,287 in the first quarter of 2004 to $5,193 in the first quarter of 2005. Utilization also increased for these vessels from 43% in the first quarter of 2004 to 52% in the first quarter of 2005. The increase in both day rates and utilization is a direct result of the increased level of Gulf of Mexico platform activity in recent months.

For our North Sea class PSVs and AHTSs, average day rates increased 51% from $10,461 in the first quarter of 2004 to $15,777 in the first quarter of 2005. Utilization increased from 68% in the first quarter of 2004 to 89% in the first quarter of 2005, due to increased demand for North Sea vessels, particularly the AHTS class, during the first quarter of 2005. The impact of very strong market conditions in the North Sea during the first quarter of 2005 is dampened by the fact that we have a majority of our North Sea vessels under medium or long-term contracts.

The Company’s crew boats and line handlers experienced decreased day rates, but increased utilization when comparing the first quarter of 2005 to the first quarter of 2004. Day rates decreased 11% from $2,494 in the first quarter of 2004 to $2,223 in the first quarter of 2005, while utilization increased from 84% in the first quarter of 2004 to 91% in the first quarter of 2005. Day rates for our crewboats and linehandlers may not be comparable to those of our competitors due to the fact we have five of our vessels under bareboat charter contracts, which significantly reduces the average day rate for the class.

Comparison of the Actual Results for the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the three months ended March 31, 2005 compared to the same period in 2004 (in thousands).

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Charter hire	$37,469	$23,504
Amortization of non-cash deferred revenues	599	-
Other vessel income	28	65
Total revenues	38,096	23,569

Operating expenses:
Direct vessel operating expenses and other	20,220	18,112
General and administrative	5,989	3,555
Amortization of marine inspection costs	2,055	2,880
Depreciation and amortization expense	7,840	8,287
(Gain) loss on sales of assets	2	9
Total operating expenses	36,106	32,843

Operating income (loss)	1,990	(9,274)

Reorganization costs	(6,659)	-
Gain on debt discharge	166,459	-
Fresh-start adjustments	(219,008)	-
Interest expense	(2,434)	(7,436)
Amortization of deferred financing costs	(68)	(240)
Loss on early retirement of debt	-	(618)
Other income (loss), net	160	499
Loss before income taxes	(59,560)	(17,069)

Income tax expense (benefit)	1,695	(615)

Net loss	$(61,255)	$(16,454)

Our revenues for the first quarter of 2005 were $38.1 million compared to $23.6 million in the first quarter of 2004, which is an increase of $14.6 million or 62%. The increase in the first quarter of 2005 was a result of higher average vessel day rates and utilization for the Company’s North Sea class PSVs and AHTSs, and Gulf class supply boats. In addition, a weaker U.S. dollar relative to the Norwegian kroner caused a $2.0 million favorable impact on revenues when comparing the first quarter of 2004 to the first quarter of 2005. Revenues were also affected positively by the amortization of $0.6 million in non-cash deferred revenue on unfavorable contracts, initially recorded in connection with fresh-start adjustments.

Direct vessel operating expenses increased 12% from $18.1 million in the first quarter of 2004 to $20.2 million in the first quarter of 2005. The increase is primarily due to increases in labor costs, supplies, and repairs and maintenance costs. The increase in labor costs is a result of an increase in overall fleet utilization.

General and administrative expenses increased 68% from $3.6 million to $6.0 million when comparing the first quarter of 2004 to the first quarter of 2005. The increase in general and administrative expenses is partially related to the recognition of $1.0 million of compensation expense related to stock option grants to employees during the quarter. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy. In addition, costs associated with recruiting and compensating our new board of directors and legal and consulting costs in the North Sea have increased compared to the first quarter of 2004. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs will be expensed as incurred. This may lead to greater fluctuations of our operating profit in future periods, depending on the timing and nature of our marine inspections. During the period from January 1, 2005 through March 14, 2005, we recorded amortization of marine inspection costs of $2.1 million. During the period from March 15, 2005 through March 31, 2005, we recorded an expense of $0.2 million for marine inspection costs incurred, creating aggregate expenses for marine inspection costs of $2.3 million during the first quarter of 2005. This compares to marine inspection cost amortization of $2.9 million in the first quarter of 2004. This decrease is due to the change in accounting methods and timing of marine inspections during recent years.

In future periods, because of our change in accounting methods related to marine inspection costs, our expense in a given period may vary dramatically based on the timing and number of marine inspections. During the remainder of 2005, we have approximately $8.0 million of planned expenditures related to upcoming marine inspections.

The Company’s depreciation and amortization expense decreased $0.5 million from $8.3 million in the first quarter of 2004 to $7.8 million in the first quarter of 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005. In addition, we sold a North Sea vessel in July 2004, reducing quarterly depreciation by approximately $0.1 million.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first quarter of 2005, the Company expensed $6.7 million in fees related to the restructuring effort. In addition, on the Exit Date, we recorded a gain on debt discharge of $166.5 million and fresh-start adjustment charges of $219.0 million.

Interest expense decreased $5.0 million from $7.4 million in the first quarter of 2004 to $2.4 million in the first quarter of 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $5.5 million of interest expense during the first quarter of 2004 related to our Senior Notes. In exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each facility effective for the first quarter of 2005. In addition, we paid default interest premiums on our 2004 Term Loan until the funding of our secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”) on January 20, 2005.

Amortization of deferred financing costs decreased approximately $0.2 million when comparing the first quarter of 2004 to the first quarter of 2005. This decrease is attributable to the majority of deferred financing costs being expensed during the second quarter of 2004 when the Senior Notes and 2004 Term Loan became immediately due and payable upon demand as a result of defaults.

In February 2004, we refinanced a portion of our U.S. dollar debt and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

The Company recorded a consolidated income tax expense in the first quarter of 2005 of $1.7 million, which is primarily related to the income generated by the Company’s Norwegian operations. The Company recorded an income tax benefit in the first quarter of 2004 of $0.6 million, also primarily related to the Company’s Norwegian operations. The Company has booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

Comparison of Pro-Forma Results for the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

The following financial information reflects the pro-forma financial statements for the three months ended March 31, 2005 compared to pro-forma financial statements for the same period in 2004, in each case prepared as if the financial restructuring occurred immediately prior to each period presented. The pro-forma financial information reflects the consummation of our plan of reorganization, including the conversion of the Senior Notes into new common stock and the adoption of new accounting policies, which are discussed in more detail in Note 4 to the financial statements in Item 1. The pro-forma financial information should be read in conjunction with the consolidated financial statements, related notes and other financial information included therein.

The pro-forma financial information adjustments are based on available information and assumptions believed to be reasonable by management. The pro-forma financial information does not purport to present the results of operations of the Company had the reorganization occurred on the date specified (in thousands).

	Pro-Forma Results for the
	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Charter hire	$37,469	$23,504
Amortization of non-cash deferred revenues	599	599
Other vessel income	28	65
Total revenues	38,096	24,168

Operating expenses:
Direct vessel operating expenses and other	21,497	23,701
General and administrative	6,020	3,586
Amortization of marine inspection costs	-	-
Depreciation and amortization expense	6,378	6,263
Loss on sales of assets	2	9
Total operating expenses	33,897	33,559

Operating income (loss)	4,199	(9,391)

Reorganization costs	(6,659)	-
Gain on debt discharge	-	-
Fresh-start adjustments	-	-
Interest expense	(2,434)	(1,889)
Amortization of deferred financing costs	(68)	(240)
Loss on early retirement of debt	-	(618)
Other income (loss), net	160	499
Loss before income taxes	(4,802)	(11,639)

Income tax expense (benefit)	1,695	(615)

Net loss	$(6,497)	$(11,024)

A reconciliation of the actual results to the pro-forma results for the quarter ended March 31, 2005 is as follows (in thousands):

	Successor	|	Predecessor	Combined				Combined
	Company	|	Company	Actual results				Pro-forma results
	Period from	|	Period from	for the Three				for the Three
	March 15, 2005	|	January 1, 2005	months ended	Pro-forma			months ended
	through	|	through	March 31, 2005	Adjustments			March 31, 2005
	March 31, 2005	|	March 14, 2005	(Unaudited)				(Unaudited)
Revenues:		|
Charter hire	$7,600	|	$29,869	$37,469	$-			$37,469
Amortization of non-cash deferred revenues	599	|	-	599	-			599
Other vessel income	11	|	17	28	-			28
Total revenues	8,210	|	29,886	38,096	-			38,096
		|
Operating expenses:		|
Direct vessel operating expenses and other	4,003	|	16,217	20,220	1,277	(a	)	21,497
General and administrative	1,959	|	4,030	5,989	31	(b	)	6,020
Amortization of marine inspection costs	-	|	2,055	2,055	(2,055)	(a	)	-
Depreciation and amortization expense	1,137	|	6,703	7,840	(1,462)	(c	)	6,378
(Gain) loss on sales of assets	-	|	2	2	-			2
Total operating expenses	7,099	|	29,007	36,106	(2,209)			33,897
		|
Operating income	1,111	|	879	1,990	2,209			4,199
		|
Reorganization costs	-	|	(6,659)	(6,659)	-			(6,659)
Gain on debt discharge	-	|	166,459	166,459	(166,459)	(d	)	-
Fresh-start adjustments	-	|	(219,008)	(219,008)	219,008	(e	)	-
Interest expense	(494	) |	(1,940)	(2,434)	-			(2,434)
Amortization of deferred financing costs	(18	) |	(50)	(68)	-			(68)
Loss on early retirement of debt	-	|	-	-	-			-
Other income (loss), net	155	|	5	160	-			160
Income (loss) before income taxes	754	|	(60,314)	(59,560)	54,758			(4,802)
		|
Income tax expense (benefit)	648	|	1,047	1,695	-			1,695
		|
Net income (loss)	$106	|	$(61,361)	$(61,255)	$54,758			$(6,497)

(a) Reflects the increase to operating expenses and reduction in amortization of marine inspection costs due to the change in accounting methods for marine inspection costs on the Exit Date.
(b) Reflects the increase to general and administrative costs to recognize the equity-based compensation expense due to the adoption of SFAS 123R on the Exit Date.
(c) Reflects a decrease in depreciation expense related to the pro-forma application of negative goodwill to our long-lived assets and the estimation of new remaining useful lives on the Exit Date.
(d) Eliminates the gain on debt discharge recognized on the Exit Date.
(e) Eliminates the fresh-start adjustment expense recognized on the Exit Date.

A reconciliation of the actual results to the pro-forma results for the quarter ended March 31, 2004 is as follows (in thousands):

	Actual results				Pro-forma results
	for the Three				for the Three
	months ended	Pro-forma			months ended
	March 31, 2004	Adjustments			March 31, 2004
	(Unaudited)				(Unaudited)
Revenues:
Charter hire	$23,504	$-			$23,504
Amortization of non-cash deferred revenues	-	599	(a	)	599
Other vessel income	65	-			65
Total revenues	23,569	599			24,168

Operating expenses:
Direct vessel operating expenses and other	18,112	5,589	(b	)	23,701
General and administrative	3,555	31	(c	)	3,586
Amortization of marine inspection costs	2,880	(2,880)	(b	)	-
Depreciation and amortization expense	8,287	(2,024)	(d	)	6,263
(Gain) loss on sales of assets	9	-			9
Total operating expenses	32,843	716			33,559

Operating income (loss)	(9,274)	(117)			(9,391)

Reorganization costs	-	-			-
Gain on debt discharge	-	-			-
Fresh-start adjustments	-	-			-
Interest expense	(7,436)	5,547	(e	)	(1,889)
Amortization of deferred financing costs	(240)	-			(240)
Loss on early retirement of debt	(618)	-			(618)
Other income (loss), net	499	-			499
Loss before income taxes	(17,069)	5,430			(11,639)

Income tax expense (benefit)	(615)	-			(615)

Net loss	$(16,454)	$5,430			$(11,024)

(a) Reflects the increase to revenues related to the amortization of deferred revenues on unfavorable contracts.
(b) Reflects the increase to operating expenses and reduction in amortization of marine inspection costs due to the change in accounting methods for marine inspection costs on the Exit Date.
(c) Reflects the increase to general and administrative costs to recognize the equity-based compensation expense due to the adoption of SFAS 123R on the Exit Date.
(d) Reflects a decrease in depreciation expense related to the pro-forma application of negative goodwill to our long-lived assets and the estimation of new remaining useful lives on the Exit Date.
(e) Reduces interest expense by the amount of Senior Notes interest, which was converted to equity on the Exit Date.

The following discussion is based on pro-forma operating results for comparison purposes. These pro-forma results differ materially from our actual results reported in all periods presented.

Our pro-forma revenues for the first quarter of 2005 were $38.1 million compared to $24.2 million in the first quarter of 2004, which is an increase of $13.9 million or 58%. The increase in the first quarter of 2005 was a result of higher average vessel day rates and utilization for the Company’s North Sea class PSVs and AHTSs, and Gulf class supply boats. In addition, a weaker U.S. dollar relative to the Norwegian kroner resulted in a $2.0 million favorable impact on revenues when comparing the first quarter of 2004 to the first quarter of 2005.

Pro-forma direct vessel operating expenses decreased 9% from $23.7 million in the first quarter of 2004 to $21.5 million in the first quarter of 2005. The decrease is primarily due to a reduction in marine inspection costs of $4.2 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs will be expensed as incurred. For pro-forma purposes, we have assumed that the change in accounting methods was adopted at the beginning of each period presented. Therefore, no amortization of deferred marine inspection costs is reported. Included in direct vessel operating expenses for the three months ended March 31, 2004 and 2005 are $5.6 million and $1.4 million, respectively, of marine inspection costs that have been expensed as incurred on a pro-forma basis.

The decrease in marine inspection costs was offset by increases in labor costs, supplies, and repairs and maintenance costs. The increase in labor costs is a result of an increase in overall fleet utilization. In addition, a weaker U.S. dollar relative to the Norwegian kroner caused an $0.8 million increase to direct vessel operating expenses when comparing the first quarter of 2004 to the first quarter of 2005.

Pro-forma general and administrative expenses increased 68% from $3.6 million to $6.0 million when comparing the first quarter of 2004 to the first quarter of 2005. The increase in general and administrative expenses is partially related to the recognition of $1.0 million of compensation expense related to stock option grants to employees during the quarter. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy. For purposes of the pro-forma exercise, we have assumed that the change in accounting methods was adopted at the beginning of each period presented.

In addition, general and administrative costs associated with recruiting and compensating our new board of directors, costs related to our Mexico and Nigerian operations and legal and consulting costs in the North Sea have increased compared to the first quarter of 2004. The legal and financial advisory costs associated with the restructuring initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, and are discussed below.

The Company’s pro-forma depreciation and amortization expense increased $0.1 million from $6.3 million in the first quarter of 2004 to $6.4 million in the first quarter of 2005 on a pro-forma basis. Pro-forma depreciation and amortization was computed as if the Company’s emergence from bankruptcy occurred at the beginning of each period presented. Therefore, pro-forma depreciation and amortization reflects the adjustment to recognize all assets at their fair market values, the application of negative goodwill to long-lived assets and the estimation of new remaining useful lives. The slight depreciation increase is related to changes in the NOK to USD currency translation rates, offset by the sale of a North Sea vessel in July 2004, which was being depreciated during the first quarter of 2004.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first quarter of 2005, the Company expensed $6.7 million in fees related to the restructuring effort.

Pro-forma interest expense increased $0.5 million from $1.9 million in the first quarter of 2004 to $2.4 million in the first quarter of 2005. Pro-forma interest expense does not include interest related to our Senior Notes, which were converted to equity during the reorganization. In exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each facility effective for the first quarter of 2005. In addition, we paid default interest premiums on our 2004 Term Loan until the funding of our secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”) on January 20, 2005.

Amortization of deferred financing costs decreased approximately $0.2 million when comparing the first quarter of 2004 to the first quarter of 2005. This decrease is attributable to the majority of deferred financing costs being expensed during the second quarter of 2004 when the Senior Notes and 2004 Term Loan became immediately due and payable upon demand as a result of defaults.

In February 2004, we refinanced a portion of our U.S. dollar debt and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

The Company recorded a consolidated income tax expense in the first quarter of 2005 of $1.7 million, which is primarily related to the income generated by the Company’s Norwegian operations. The Company recorded an income tax benefit in the first quarter of 2004 of $0.6 million, also primarily related to the Company’s Norwegian operations. The Company has recognized a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

Liquidity and Capital Resources

Reorganization Under Chapter 11

During March 2005, we emerged from Chapter 11 bankruptcy and reorganized our capital structure. The financial impact of the reorganization is described in more detail in Notes 3 and 4 to the financial statements included in Item 1. The reorganization resulted in the exchange of all $250 million in outstanding Senior Notes, plus $25.2 million of accrued interest for 100% of the common stock of the reorganized company, subject to potential dilution by warrants issued to existing common stockholders, options and restricted stock issued to employees and directors and stock issued to financial advisors in lieu of cash. This reorganization eliminates approximately $22.2 million of fixed rate interest expense per year. The Senior Notes had an original maturity of 2012.

During our reorganization, we refinanced our $55 million February 2004 senior secured credit facility (the “2004 Term Loan”) with a new senior secured term loan and revolving credit facility. On January 19, 2005, we refinanced the 2004 Term Loan with the DIP Credit Facility, comprised of a $55 million unamortizing term loan and a $20 million revolving credit facility. The DIP Credit Facility was primarily secured by our U.S. fleet and pledges of stock from substantially all of our domestic and international subsidiaries.

On March 15, 2005, we repaid and retired the debt outstanding under our DIP Credit Facility with the Exit Credit Facility, which amortizes and has a final maturity of February 21, 2010. Similar to the DIP Credit Facility, the Exit Credit Facility provides our U.S. operations with additional credit capacity. As of March 31, 2005, we had $54.6 million outstanding under the secured term loan component of our Exit Credit Facility and no indebtedness outstanding under our revolving credit facility. Interest is recorded on our Exit Credit Facility based on variable interest rates, plus the applicable margin, subject to floors. We have the ability to select our interest rate based on LIBOR or Prime rates, plus an applicable margin of 525 basis points and 425 basis points, respectively (8.3% at March 31, 2005). We may set interest rates over periods ranging from one to three months. The Exit Credit Facility also contains a commitment fee of 1% on the unused portion of our revolving credit facility.

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

Our Exit Credit Facility provides for certain financial and other covenants including affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, in each case without the consent of the lenders, as well as covenants establishing maximum capital expenditures, maximum maintenance and marine inspection costs, minimum EBITDA, as defined therein, and maximum leverage ratio. Payment on the debt outstanding under our Exit Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million and occurrence of a material adverse effect. We may not make any voluntary prepayments of the facility before March 15, 2006, the first anniversary of the funding. After that date, prepayments may be made at premiums of 3%, 2% and 1% for prepayments occurring before the second, third and fourth anniversaries of the funding, respectively. If accepted by the lenders, funds generated from equity issuances can be used as prepayments before the fourth anniversary without the incurrence of prepayment fees. The Company obtained the consent of the Exit Credit Facility lenders for the sale of the five linehandler vessels described in Note 8 to the financial statements included in Item 1above, as of April 13, 2005. Although the Company notified the Exit Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, as described in Note 8 above, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on the Company's Trico Supply Bank Facility was not obtained from the Exit Credit Facility lenders until May 9, 2005, in connection with which the Company agreed to permanently reduce the availability of the Trico Supply Bank Facility by the amount of such proceeds, and agreed to pay default interest to the Exit Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee.

Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At March 31, 2005, we had approximately $23.4 million in cash, of which $15.9 million was unrestricted. In addition to cash on hand, we had NOK 237 million ($37.4 million) of committed capacity under our Trico Supply Bank Facility. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. As of March 31, 2005, we had $20.0 million of committed available capacity under our Exit Credit Facility’s revolving credit facility. The Trico Supply Bank Facility availability reduces by NOK 40 million ($6.3 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted. In connection with the sale of two PSV vessels described in Note 8, with the consent of our lenders under its Exit Credit Facility, the Company permanently reduced the availability of the Trico Supply Bank Facility by the amount of the proceeds from the sales. Therefore, the facility was permanently reduced by $1.6 million in April 2005 upon completion of the sale of one PSV and is expected to be reduced by $1.6 million in July 2005 if the sale of the second PSV is completed.

Currently, we do not expect to repatriate cash from our Norwegian subsidiary in 2005 to fund our U.S. operations. We expect, barring any unexpected event that would materially and adversely affect our financial condition, that cash on hand in the U.S., cash generated from U.S. operations and availability under the Exit Credit Facility’s revolving credit facility will be sufficient to fund our U.S. operations through December 31, 2005 and that cash provided by operating activities in our North Sea region will be sufficient to fund those operations during 2005.

During 2005 and the first quarter of 2006, our current plan requires us to fund our U.S. operations by utilizing the revolving credit facility of the Exit Credit Facility. As of March 31, 2005, no amounts were outstanding under the revolving credit facility. However, a large amount of payments made to financial advisors in April 2005 required us to utilize approximately $2 million of the facility’s $20 million capacity. We are currently in compliance with the financial covenants in the Exit Credit Facility. In addition, we have performed an analysis of the financial covenants under the Exit Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged for the rest of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to decline more than fifteen percent from March 31, 2005, for example, on actively marketed vessels, we may have difficulty complying with the covenants in the agreement relating to our earnings before interest, taxes, depreciation and amortization, as defined in the Exit Credit Facility, for our U.S. operations. We refer to this covenant as the “U.S. EBITDA Covenant. In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million from our international subsidiaries. If our U.S. operations have difficulty complying with these covenants based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our Exit Credit Facility, our NOK Term Loan and our Trico Supply Bank Facility on our ability to repatriate funds from Norway, we do not expect to require the repatriation of funds in order to comply with the U.S. EBITDA Covenant in excess of the amount that we would be permitted to repatriate under those restrictions, if any such repatriation is required (read “Business and Properties - Cautionary Statements - Risks Relating to our Reorganization and Financial Condition - We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility” included in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2004).

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

All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner. As stated above, the available borrowing capacity under the Trico Supply Bank Facility was limited to approximately $37.4 million at March 31, 2005, and was reduced by $1.6 million upon the sale of one North Sea PSV in April 2005.

We and our Norwegian lender have agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0x to 5.5x effective as of December 31, 2004. With these covenant modifications, and assuming that we comply with certain applicable restrictions in our Exit Credit Facility, we believe that we will be able to repatriate cash tax-effectively from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. In exchange for these and other modifications to the credit agreements, our effective applicable margin increased 100 basis points on each facility.

If we were able to reduce the paid-in capital, we would be able to repatriate funds from Norway up to the amount of the approved reduction without incurring withholding or other taxes, by putting an intercompany note in place for a similar amount. This ability would allow us to improve working capital in the U.S. and could further assist us in meeting certain covenants under the Exit Facility or to utilize the resources for other corporate purposes.

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK 800 million revolving credit facility as a current liability in the December 31, 2004 consolidated balance sheet. We refer to this credit facility as the Trico Supply Bank Facility. For future cash flow planning purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 340 million ($55.9 million) and NOK 410 million ($61.5 million) outstanding under this facility as of December 31, 2004 and December 31, 2003, respectively. The Trico Supply Bank Facility has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility

The following financial information and discussion reflects the Predecessor and Successor companies’ actual combined statements of cash flows for the three months ended March 31, 2005 compared to the same period in 2004 (in thousands).

	Successor	|	Predecessor
	Company	|	Company
	Period from	|	Period from	Combined
	March 15, 2005	|	January 1, 2005	Three months	Three months
	through	|	through	ended March 31,	ended March 31,
	March 31, 2005	|	March 14, 2005	2005	2004
Net income (loss)	$106	|	$(61,361)	$(61,255)	$(16,454)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	1,155	|	8,808	9,963	11,468
Amortization of deferred revenues (see Note 5)	(599	) |	-	(599)	-
Deferred marine inspection costs	-	|	(1,277)	(1,277)	(5,589)
Deferred income taxes	293	|	1,397	1,690	(615)
Gain on debt discharge	-	|	(166,459)	(166,459)	-
Fresh start adjustments	-	|	219,008	219,008	-
Loss on early retirement of debt	-	|	-	-	618
Loss (gain) on sales of assets	-	|	2	2	9
Provision for doubtful accounts	10	|	40	50	30
Stock compensation expense	1,160	|	9	1,169	15
Change in operating assets and liabilities:		|
Accounts receivable	1,312	|	2,404	3,716	2,486
Prepaid expenses and other current assets	95	|	(630)	(535)	219
Accounts payable and accrued expenses	(2,743	) |	7,676	4,933	7,164
Other, net	714	|	(449)	265	(168)
Net cash provided by (used in) operating activities	1,503	|	9,168	10,671	(817)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(43	) |	(947)	(990)	(3,118)
Proceeds from sales of assets	-	|	-	-	109
Increase in restricted cash	(501	) |	508	7	(5,958)
Other, net	235	|	(211)	24	44
Net cash used in investing activities	(309	) |	(650)	(959)	(8,923)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	733	|	-	733	-
Proceeds from issuance of debt	54,550	|	54,550	109,100	53,900
Repayment of debt	(59,355	) |	(56,771)	(116,126)	(33,136)
Deferred financing costs and other	-	|	(375)	(375)	(2,284)
Net cash (used in) provided by financing activities	(4,072	) |	(2,596)	(6,668)	18,480
		|
Effect of exchange rate changes on cash and cash equivalents	(369	) |	62	(307)	(192)
		|
Net (decrease) increase in cash and cash equivalents	(3,247	) |	5,984	2,737	8,548
Cash and cash equivalents at beginning of period	19,154	|	13,170	13,170	25,892
Cash and cash equivalents at end of period	$15,907	|	$19,154	$15,907	$34,440

During the first three months of 2005, $10.7 million in funds were provided by operating activities compared to $0.8 million used in operating activities during the first three months of 2004. Operating cash flows increased by $11.5 million, primarily due to a $14.5 million increase in revenues, offset by increases to operating expenses and general and administrative expenses. In both periods, the Company experienced benefits due to sources of cash from working capital changes.

In the first three months of 2005, $1.0 million was used in investing activities, compared with $8.9 million used in investing activities in the first three months of 2004. The first quarter 2004 use of cash was a result of the February 2004 refinancing of the Bank Credit Facility, which required us to cash collateralize our outstanding letters of credit, resulting in a use of $6.0 million of cash that was previously unrestricted.

Cash used in financing activities was $6.7 million in the first three months of 2005 compared to $18.5 million provided by financing activities in the first three months of 2004. We refinanced the $54.6 million outstanding balance under the 2004 Term Loan with the DIP Credit Facility on January 19, 2005 and later refinanced the DIP Credit Facility with the Exit Credit Facility on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million. In addition, excess cash on hand in the North Sea during the first quarter of 2005 was used to repay amounts outstanding under the Trico Supply Bank Facility. In 2004, we refinanced our Bank Credit Facility in the U.S. with the 2004 Term Loan, which generated $20.4 million in net proceeds.

Our liquidity and ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our:

•	ability to maintain adequate cash on hand, including our ability to repatriate cash from our foreign subsidiaries in a tax efficient manner;
•	ability to generate positive cash flow from operations;
•	ability to comply with the credit agreements described in Note 12 to the financial statements in Item 1, and
•	ability to achieve profitability following the reorganization.

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

The following table summarizes our contractual commitments as of March 31, 2005, following the conversion of the Senior Notes principal amount of $250 million into equity and the elimination of the requirement to pay future interest amounts due under the Senior Notes (in thousands).

Description	9 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	12 Months ending December 31, 2010	Thereafter	Total
Debt (1)	$51,527	$21,420	$6,258	$6,258	$6,258	$40,808	$4,400	$136,929
Interest on fixed rate debt	609	659	544	467	391	314	493	3,477
Interest on variable rate debt (2)	6,112	4,843	4,182	3,767	3,352	547	-	22,803
Operating leases	1,141	1,477	1,454	1,397	1,397	1,385	3,140	11,391
Pension obligations	651	399	399	399	399	399	1,497	4,143
Total	$60,040	$28,798	$12,837	$12,288	$11,797	$43,453	$9,530	$178,743

(1) Excludes fresh-start debt premium.
(2) Calculated at the rate applicable at March 31, 2005.

Our Trico Supply Bank Facility is classified as a current maturity in accordance with GAAP requirements. We classified our Exit Credit Facility separately by its components. The $55 million term loan component is classified as a non-current liability subject to its amortization schedule, while advances under the $20 million revolving credit component will be classified as current liabilities.

We have issued standby letters of credit totaling $6.1 million as of March 31, 2005. As a result of the provisions within the letter of credit agreements and the retirement of the Bank Credit Facility, we posted the entire balance of standby letters of credit plus 5% ($6.4 million) into an escrow account. In addition, we made a $1.7 million cash deposit with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets”.

At March 31, 2005, we did not have any planned capital expenditures other than approximately $8.0 million to fund upcoming vessel marine inspections and $4.9 million to fund other improvements, to be incurred during the remainder of 2005.

During the past year, we mobilized several vessels from the domestic Gulf of Mexico fleet into other international markets. We must provide for certain costs including fuel and transportation charges, and if necessary, perform certain regulatory tasks in order to mobilize a vessel into a new market. As part of our new business plan, we anticipate relocating vessels to other markets, and as such, we will incur additional mobilization costs in 2005.

On April 29, 2005, we filed a shelf registration statement with the Securities and Exchange Commission, or the “Commission”, covering the offer and sale from time to time: (1) by us of 2,000,000 shares of our common stock and (2) by the selling stockholders named in the registration statement of up to 10,000,000 shares of our common stock. We expect this registration statement will be declared effective by the Commission in the second quarter of 2005. Once the registration statement is declared effective by the Commission, we believe that it will provide us with an additional source of potential liquidity. Except as may be provided in any particular offering, we intend to use the net proceeds we receive from any sale of securities by us under the registration statement to repay our outstanding indebtedness and, to the extent permitted under our credit agreements, for general corporate purposes. We will not receive any proceeds from the sale of the shares of common stock that may be offered by the selling stockholders.

Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the near term may be limited, however. Under the terms of our registration rights agreement with certain of our existing common stockholders, we may be prohibited from effecting certain transactions in our common stock, including any public offering of common stock, while these affiliates are effecting an underwritten offering of their common stock. As a result, our ability to opportunistically access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity, such as our credit facilities, even if those sources are less attractive to us than selling primary shares of our common stock in the market.

Critical Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, fixed assets, deferred expenses, inventories, income taxes, pension liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our condensed consolidated financial statements. We believe the following represent our critical accounting policies.

Financial reporting by entities in reorganization. While we are reorganizing under Chapter 11 of the bankruptcy code, the financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires us to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise separately from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Bankruptcy. According to our confirmed plan of reorganization, only our Senior Notes and the related accrued interest are subject to compromise. In addition, we discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”). Upon confirmation of the plan of reorganization by the Bankruptcy Court, we adopted “fresh-start” accounting as required by SOP 90-7 on the effective date of the reorganization.

The most significant assumption impacting our reorganized balance sheet on the Exit Date relates to the determination of the reorganization value of the Company. To facilitate the calculation of the reorganization value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the reorganization value was determined by the Company, with the assistance of its financial advisors, using various valuation methods, including (i) a comparable company analysis which estimates the value of the Company based on the implied valuations of other similar companies that are publicly traded; (ii) a discounted cash flow analysis which estimates the value of the Company by determining the current value of estimated future cash flows to be generated; and (iii) a net operating loss carryforwards (“NOL”) valuation analysis which estimated the present value of the tax savings the NOLs would provide relative to the taxes the reorganized Debtors would pay absent the application of such NOLs. The future enterprise value is highly dependent upon achieving the projected financial results set forth in the projections as well as the realization of certain other assumptions which are beyond our control. As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $110 million. After determining the reorganization value, other significant assumptions related to the fair values attributed to our long-lived assets, which were generally obtained by use of independent third party appraisals. The application of fresh-start accounting resulted in negative goodwill of $155.1 million, which was allocated on pro-rata basis to reduce the value of long lived assets, primarily marine vessels.

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

Accounting for long-lived assets. We have approximately $262.5 million in net property and equipment (excluding assets held for sale) at March 31, 2005, which comprises approximately 79% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy) and the application of fresh-start accounting described in Note 4 to the financial statements in Item 1.

On the Exit Date, we recorded our vessels at their estimated fair values, reduced by the pro-rata application of negative goodwill as discussed previously. Prior to the Exit Date, we recorded vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Upon our emergence from bankruptcy, we reset the remaining lives of our long-lived assets and began to depreciate the new book values over those remaining useful lives, which ranged from 3 years to 27 years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of March 31, 2005, we had approximately 19 cold stack vessels. We have concluded that none of these vessels will be withdrawn from service in the next twelve months, however a decision to market and sell two of these cold-stacked vessels was made on April 29, 2005. In addition, we have initiated the process to destack and activate three other vessels in the second quarter of 2005. In performing our impairment analysis, we have estimated the costs to destack these vessels, and included those costs in our cash flow projections. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flow. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.

Restricted cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At March 31, 2005, the majority of the total restricted cash balance of $7.5 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.4 million has been classified as “Restricted cash - noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $1.0 million at March 31, 2005, which are classified as current assets.

Losses on insured claims. The Company limits its exposure to losses on insurance claims by maintaining liability coverages subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

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

Marine inspection costs. For all periods prior to the Exit Date, we recorded the cost of major scheduled drydockings in connection with regulatory marine inspections for our vessels as deferred charges. Under this method of accounting, deferred marine inspection costs were amortized over the expected periods of benefit, which typically ranged from two to five years. On the Exit Date, we elected to change our accounting policy to record all marine inspection costs as expenses in the period in which the costs are incurred. The Company believes that this change is preferable because it provides a better presentation of operating expenses and earnings during a given period.

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

Equity-based compensation. Following the accounting guidance set forth in Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adopted SFAS No. 123R upon emerging from bankruptcy on March 15, 2005. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we will measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. As a result of issuing stock options in connection with the emergence of bankruptcy, some of which were immediately vested, we recorded approximately $1.0 million of compensation expense related to the adoption of SFAS No. 123R during the period ended March 31, 2005.

Deferred revenue on unfavorable contracts. During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Significant assumptions in determining the unfavorable contract value included estimates of current market rates for similar term contracts and estimates of the likelihood of our option periods under the contracts being exercised by the charterer. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the period from March 15, 2005 to March 31, 2005, the Company recorded approximately NOK 3.7 million ($0.6 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 98.2 million ($15.5 million at March 31, 2005) is included in deferred revenues on unfavorable contracts in the consolidated balance sheet at March 31, 2005.

New Accounting Standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatorily redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the third quarter of 2005. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods if the Company reports net income.

CAUTIONARY STATEMENTS

Certain statements made in this Quarterly Report that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;
•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith;
•	our ability to repatriate cash from foreign operations if and when needed;
•	projected or anticipated benefits from future or past acquisitions;
•	projections involving revenues, operating results or cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and
•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements which are not historical facts.

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

Our actual results could differ materially from the anticipated results or other expectations expressed in our forward-looking statements as a result of the following risk relating to our reorganization and financial condition:

Our credit agreements contain strict covenants that limit many aspects of our operations, which may require us to seek waivers, amendments or consents frequently in the ordinary course of our business, and may lead to the unintentional breach of one or more of these covenants from time to time. If we violate any of these covenants and we are unable to obtain a waiver, then our lenders may declare amounts outstanding under our credit agreements to be immediately due and payable.

A significant number of covenants under our credit facilities limit many aspect of our operations, including our ability to incur additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the U.S., sales of assets, making investments and entering into unapproved joint ventures, in each case without the consent of the lenders. In addition, other covenants restrict the amount of capital expenditures and maintenance and marine inspection costs that may be incurred and impose minimum EBITDA requirements and maximum leverage ratios. During the normal course of operating our business, we may not always be able to comply with one or more of these covenants, and therefore may need to seek waivers, amendments or consents from our lenders. While we have amended our Exit Credit Agreement and/or obtained waivers thereunder three times since March 15, 2005, in order to permit us to consummate a transaction or to cure inadvertent defaults or potential defaults, there is no assurance that our lenders will waive covenants for future potential transactions or future breaches of these covenants, or that such waivers will be obtained without the payment of fees, which could be substantial. If we are unable to obtain a waiver of any future violations, our lenders could declare all amounts outstanding under our credit agreements to be immediately due and payable. Moreover, all of our debt has customary cross-default provisions, which means that an event of default under one of our debt instruments may trigger defaults under our other debt instruments. If such an event were to occur, we would not have sufficient financial resources to repay our indebtedness and our ability to operate our business would be substantially impaired.

Additional important risk factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

Risks Relating to our Reorganization and Financial Condition

•	We are highly dependent on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness in the future. If we are unable to increase our cash flow, we may not be able to meet our obligations under our credit facilities and we may not be able to secure additional financing or have sufficient capital to support our operations.

•	Our financial and other covenants under our credit facility may limit operating flexibility and our ability to obtain additional financing.

•	We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility.

•	We may face material tax consequences or assessments in countries in which we operate. If a tax assessment is levied against us, then our net income and cash available to service our credit facilities or repay them when due could be substantially reduced.

•	Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

•	Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.

•	The costs associated with our reorganization will negatively impact our cash flows from operations during the first and second quarters of 2005.

•	Currency fluctuations could adversely affect our financial condition and results of operations.

•	Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the short-term could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of new common stock in the public market, which may depress the market price of our stock.

•	The level of trading activity in our new common stock may be reduced because the market for and liquidity of our shares may be volatile and is limited.

Risks Relating to our Operations

•	Our fleet includes many older vessels that require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.

•	Increases in the supply of new generation offshore supply vessels could decrease day rates.

•	Operating internationally poses uncertain hazards that increase our operating expenses.

•	Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.

•	Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.

•	Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

•	We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

•	The loss of a key customer could have an adverse impact on our financial results.

•	The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.

•	Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.

•	Unionization efforts could increase our costs or limit our flexibility.

•	The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

Risks Relating to our Industry

•	We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

•	Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas, may adversely affect demand for our vessels.

•	The marine support service industry is highly competitive. If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.

For a more detailed description of these risks, see Part I, Items 1 and 2 of the Company’s 2004 Annual Report on Form 10-K. Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Quarterly Report, whether as a result of receiving new information, the occurrence of future events or otherwise, other than as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2005, other than those outlined elsewhere in this quarterly report. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2004 Annual Report on Form 10-K in conjunction with the information contained in this report.

Item 4.    Controls and Procedures.

Our management, under the supervision of and with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”).  The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004.  Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects.  Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements. The settlement will not be final until the District Court conducts a fairness hearing and enters a final order, which is expected to occur in August 2005. Should the District Court determine that the settlement is not equitable to the class, the settlement amount could be increased or the Company may be forced to litigate the claim, either of which could result in a material adverse effect on our consolidated results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On May 5, 2005, our Board of Directors determined that, in return for serving as interim Chief Executive Officer, Mr. Compofelice, who also serves as our Chairman of the Board, will receive approximately $15,000 per month for the period in which he serves as interim Chief Executive Officer (beginning on April 8, 2005), and 5,000 shares of restricted stock vesting on June 4, 2005. Mr. Compofelice’s director fees remain unchanged.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number
2.1
Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 10, 2004).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated March 16, 2005).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005).
4.2
Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 16, 2005).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
10.1	$75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005).
10.2	First Waiver and Amendment, dated as of March 15, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005. (1)
10.3	Second Amendment, dated as of April 13, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005. (1)
10.4	Consent, Waiver and Third Amendment, dated as of May 9, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005. (1)
10.5*
Employment Agreement dated as of March 15, 2005, between Trico Marine Services, Inc. and Thomas E. Fairley (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated March 16, 2005).

10.6*
Employment Agreement dated as of March 15. 2005, between Trico Marine Services, Inc. and Trevor Turbidy (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated March 16, 2005).

10.7*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).
10.8*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).
10.9*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).
10.10*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).
10.11*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).
10.12*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).
10.13*	Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated March 16, 2005).
10.14*	Summary of Compensation for our Interim Chief Executive Officer (1)
18	Preferability letter from PricewaterhouseCoopers LLP (1)
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
_________________

*	Management Contract or Compensation Plan or Arrangement.
(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial Officer
(principal financial officer)
Date: May 9, 2005

