Form 10-Q
period 2005-06-30
TRICO MARINE SERVICES INC
filed 2005-08-09
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2005 was 10,298,355.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of June 30, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Successor	|	Predecessor
	Company	|	Company
	June 30,	|	December 31,
ASSETS	2005	|	2004
Current assets:		|
Cash and cash equivalents	$10,838	|	$13,170
Restricted cash	1,046	|	1,293
Accounts receivable, net	37,998	|	34,373
Prepaid expenses and other current assets	3,070	|	1,405
Assets held for sale	1,224	|	3,883
Total current assets	54,176	|	54,124
		|
Property and equipment:		|
Land and buildings	1,826	|	3,774
Marine vessels	254,386	|	659,289
Construction-in-progress	308	|	32
Transportation and other	1,303	|	5,240
	257,823	|	668,335
Less accumulated depreciation and amortization	7,359	|	209,124
Net property and equipment	250,464	|	459,211
		|
Restricted cash - noncurrent	6,876	|	6,232
Other assets	12,224	|	31,188
Total assets	$323,740	|	$550,755
		|
LIABILITIES AND STOCKHOLDERS' EQUITY		|
Current liabilities:		|
Short-term and current maturities of debt	$60,247	|	$60,902
Accounts payable	7,085	|	6,495
Accrued expenses	9,645	|	7,994
Accrued insurance reserve	4,341	|	4,420
Accrued interest	435	|	518
Income taxes payable	375	|	455
Total current liabilities	82,128	|	80,784
		|
Liabilities subject to compromise:		|
Senior Notes	-	|	250,000
Accrued interest on Senior Notes	-	|	25,179
		|
Long-term debt, including premiums	70,767	|	86,229
Deferred income taxes	41,734	|	40,010
Deferred revenues on unfavorable contracts (see Note 5)	11,853	|	-
Other liabilities	4,351	|	4,712
Total liabilities	210,833	|	486,914
		|
Commitments and contingencies		|
Stockholders' equity:		|
Preferred stock, $.01 par value, 5,000,000 shares authorized and		|
zero shares issued at June 30, 2005 and December 31, 2004	-	|	-
Old Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569		|
shares issued and 36,965,537 shares outstanding at December 31, 2004	-	|	370
New Common stock, $.01 par value, 25,000,000 shares authorized, and		|
10,298,355 outstanding at June 30, 2005	103	|	-
Warrants - Series A	1,649	|	-
Warrants - Series B	635	|	-
Additional paid-in capital	112,146	|	338,071
Retained earnings (accumulated deficit)	3,671	|	(310,797)
Unearned compensation	(92)	|	(119)
Cumulative foreign currency translation adjustment	(5,205)	|	36,317
Treasury stock, at par value, zero and 72,032 shares at June 30, 2005		|
and December 31, 2004	-	|	(1)
Total stockholders' equity	112,907	|	63,841
		|
Total liabilities and stockholders' equity	$323,740	|	$550,755
		|
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Successor	|	Predecessor
	Company	|	Company
		|
	Three months	|	Three months
	ended	|	ended
	June 30, 2005	|	June 30, 2004
Revenues:		|
Charter hire	$39,945	|	$25,709
Amortization of non-cash deferred revenues (See Note 5)	3,168	|	-
Other vessel income	44	|	37
Total revenues	43,157	|	25,746
		|
Operating expenses:		|
Direct vessel operating expenses and other	22,959	|	19,429
General and administrative	5,062	|	4,122
Amortization of marine inspection costs	-	|	3,133
Depreciation and amortization expense	6,360	|	8,387
Impairment of long-lived assets	-	|	8,584
Loss on assets held for sale	-	|	8,674
(Gain) loss on sales of assets	(278)	|	2
Total operating expenses	34,103	|	52,331
		|
Operating income (loss)	9,054	|	(26,585)
		|
Reorganization costs	-	|	(1,698)
Interest expense	(2,186)	|	(10,492)
Amortization of deferred financing costs	(94)	|	(7,460)
Other income (loss), net	(165)	|	135
Income (loss) before income taxes	6,609	|	(46,100)
		|
Income tax expense (benefit)	3,044	|	(1,374)
		|
Net income (loss)	$3,565	|	$(44,726)
		|
		|
Basic income (loss) per common share:		|
Net income (loss)	$0.35	|	$(1.21)
Average common shares outstanding	10,224,348	|	36,862,735
		|
Diluted income (loss) per common share:		|
Net income (loss)	$0.34	|	$(1.21)
Average common shares outstanding	10,438,659	|	36,862,735
		|
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Six months
	through	|	through	ended
	June 30, 2005	|	March 14, 2005	June 30, 2004
Revenues:		|
Charter hire	$47,475	|	$29,869	$49,213
Amortization of non-cash deferred revenues (See Note 5)	3,837	|	-	-
Other vessel income	55	|	17	102
Total revenues	51,367	|	29,886	49,315
		|
Operating expenses:		|
Direct vessel operating expenses and other	26,962	|	16,217	37,541
General and administrative	7,021	|	4,030	7,677
Amortization of marine inspection costs	-	|	2,055	6,013
Depreciation and amortization expense	7,497	|	6,703	16,674
Impairment of long-lived assets	-	|	-	8,584
Loss on assets held for sale	-	|	-	8,674
(Gain) loss on sales of assets	(278)	|	2	11
Total operating expenses	41,202	|	29,007	85,174
		|
Operating income (loss)	10,165	|	879	(35,859)
		|
Reorganization costs	-	|	(6,659)	(1,698)
Gain on debt discharge	-	|	166,459	-
Fresh-start adjustments	-	|	(219,008)	-
Interest expense	(2,680)	|	(1,940)	(17,928)
Amortization of deferred financing costs	(112)	|	(50)	(7,700)
Loss on early retirement of debt	-	|	-	(618)
Other income (loss), net	(10)	|	5	634
Income (loss) before income taxes	7,363	|	(60,314)	(63,169)
		|
Income tax expense (benefit)	3,692	|	1,047	(1,989)
		|
Net income (loss)	$3,671	|	$(61,361)	$(61,180)
		|
		|
Basic income (loss) per common share:		|
Net income (loss)	$0.36	|	$(1.66)	$(1.66)
Average common shares outstanding	10,203,623	|	36,908,505	36,856,773
		|
Diluted income (loss) per common share:		|
Net income (loss)	$0.35	|	$(1.66)	$(1.66)
Average common shares outstanding	10,390,611	|	36,908,505	36,856,773
		|
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Six months
	through	|	through	ended
	June 30, 2005	|	March 14, 2005	June 30, 2004
Net income (loss)	$3,671	|	$(61,361)	$(61,180)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	7,592	|	8,808	33,288
Amortization of non-cash deferred revenues (see Note 5)	(3,837)	|	-	-
Deferred marine inspection costs	-	|	(1,277)	(7,291)
Deferred income taxes	3,258	|	1,397	(1,956)
Gain on debt discharge	-	|	(166,459)	-
Fresh start adjustments	-	|	219,008	-
Impairment of long-lived assets	-	|	-	8,584
Loss on assets held for sale	-	|	-	8,674
Loss on early retirement of debt	-	|	-	618
Loss (gain) on sales of assets	(278)	|	2	11
Provision for doubtful accounts	40	|	40	505
Stock compensation expense	1,553	|	9	38
Change in operating assets and liabilities:		|
Accounts receivable	(7,100)	|	2,404	810
Prepaid expenses and other current assets	(1,087)	|	(630)	(997)
Accounts payable and accrued expenses	(4,167)	|	7,676	10,225
Other, net	298	|	(449)	(1,143)
Net cash provided by (used in) operating activities	(57)	|	9,168	(9,814)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(686)	|	(947)	(4,874)
Proceeds from sales of assets	1,552	|	-	110
Increase in restricted cash	(965)	|	508	(6,308)
Other, net	(26)	|	(211)	(283)
Net cash used in investing activities	(125)	|	(650)	(11,355)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	1,788	|	-	-
Proceeds from issuance of debt	59,550	|	54,550	55,365
Repayment of debt	(69,013)	|	(56,771)	(35,014)
Deferred financing costs and other	-	|	(375)	(2,284)
Net cash (used in) provided by financing activities	(7,675)	|	(2,596)	18,067
		|
Effect of exchange rate changes on cash and cash equivalents	(459)	|	62	(221)
		|
Net increase (decrease) in cash and cash equivalents	(8,316)	|	5,984	(3,323)
Cash and cash equivalents at beginning of period	19,154	|	13,170	25,892
Cash and cash equivalents at end of period	$10,838	|	$19,154	$22,569
		|
Supplemental cash flow information:		|
Income taxes paid	$71	|	$72	$15
Interest paid	$3,435	|	$1,265	$4,003
Operating cash payments from reorganization items	$4,290	|	$1,457	$1,474
		|
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
for the six months ended June 30, 2005
(Unaudited)
(Dollars in thousands, except share amounts)
												Cumulative
										Retained		Foreign
									Additional	Earnings		Currency			Total
	Old Common Stock		New Common Stock		Warrants - Series A		Warrants - Series B		Paid-In	(Accumulated	Unearned	Translation	Treasury Stock		Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	Compensation	Adjustment	Shares	Dollars	Equity

Balance, December 31, 2004 (Predecessor Company)	37,037,569	$370	-	$-	-	$-	-	$-	$338,071	$(310,797)	$(119)	$36,317	72,032	$(1)	$63,841

Forfeiture of restricted stock	(5,000)	-	-	-	-	-	-	-	(12)	-	12	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	-	9	-	-	-	9
Comprehensive loss:
Loss on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(1,209)	-	-	(1,209)
Net loss - January 1, 2005 through March 14, 2005	-	-	-	-	-	-	-	-	-	(61,361)	-	-	-	-	(61,361)
Comprehensive loss:															(62,570)

Reorganization adjustments	(37,032,569)	(370)	10,000,000	100	499,429	1,658	499,429	637	(230,454)	372,158	98	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	-	-	10,000,000	100	499,429	1,658	499,429	637	107,605	-	-	-	-	-	110,000

Issuances of restricted stock to employees and directors	-	-	40,000	-	-	-	-	-	522	-	(522)	-	-	-	-
Issuances of stock to advisors	-	-	100,000	1	-	-	-	-	1,099	-	-	-	-	-	1,100
Exercise of stock options	-	-	153,896	2	-	-	-	-	1,691	-	-	-	-	-	1,693
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	-	430	-	-	-	430
Stock based compensation	-	-	-	-	-	-	-	-	1,123	-	-	-	-	-	1,123
Exercise of warrants for common stock	-	-	4,459	-	(2,568)	(9)	(1,891)	(2)	106	-	-	-	-	-	95
Comprehensive loss:
Loss on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(5,205)	-	-	(5,205)
Net income - March 15, 2005 through June 30, 2005	-	-	-	-	-	-	-	-	-	3,671	-	-	-	-	3,671
Comprehensive loss:															(1,534)

Balance, June 30, 2005 (Successor Company)	-	$-	10,298,355	$103	496,861	$1,649	497,538	$635	$112,146	$3,671	$(92)	$(5,205)	-	$-	$112,907

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

1. Financial statement presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the periods from January 1, 2005 through March 14, 2005, March 15, 2005 through June 30, 2005 or the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The financial statements for the period in which the Company was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 4). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”), which interest totaled approximately $5.1 million during the period from the Commencement Date to the Exit Date.

In accordance with SOP 90-7, the Company adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.  References to the “Successor Company” in the unaudited consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. The financial statements for the period ended December 31, 2004 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 4.

2.	Liquidity

The Company’s recurring losses and negative cash flows from operations resulted in its reorganization proceedings, which are further discussed in Note 3. The Company emerged from Chapter 11 on March 15, 2005 and has subsequently evaluated its ability to continue as a going concern. The Company believes, barring any unexpected event that would materially and adversely affect its financial condition, that cash on hand and available borrowings under the Norwegian revolving credit facility (the “Trico Supply Bank Facility”) and the $20 million revolving credit component of the $75 million secured credit facility (the “Exit Credit Facility”) will be sufficient to fund debt service requirements, working capital and capital expenditures through at least December 31, 2005. For a more detailed discussion of the Exit Credit Facility, read Note 13.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

During 2005 and the first quarter of 2006, the Company’s current plan requires it to fund U.S. operations with cash flows from operations or by utilizing the revolving credit facility of the Exit Credit Facility. Between March 15, 2005 and June 30, 2005, significant payments remitted to financial advisors and other prepayments required the Company to utilize approximately $5 million of the facility’s $20 million capacity. The Company has performed an analysis of the financial covenants under the Exit Credit Facility, and has determined that, if current day rates and utilization levels were to continue unchanged through the end of 2005, and barring any unexpected event that would materially and adversely affect its financial condition, it would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for the Company’s U.S. fleet were to decline more than fifteen percent from June 30, 2005 levels, for example, on actively marketed vessels, it may have difficulty complying with the covenant relating to its earnings before interest, taxes, depreciation and amortization, as defined, for the U.S. and other non-North Sea operations (the “U.S. EBITDA Covenant”). In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), the Company may have difficulty meeting the U.S. EBITDA Covenant in 2005. The Company’s U.S. EBITDA Covenant permits it to “import” earnings of up to $5 million per year from international subsidiaries. If the U.S. operations have difficulty complying with the U.S. EBITDA Covenant based on their operating results, the Company will likely need to repatriate cash from its Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in the Company’s Exit Credit Facility, the term loan (the “NOK Term Loan”) payable in Norwegian kroner (“NOK”) and the Trico Supply Bank Facility on the ability to repatriate funds from Norway, the Company does not expect to require the repatriation of funds in order to comply with the U.S. EBITDA Covenant in excess of the amount that it would be permitted to repatriate under those restrictions, if any such repatriation is required.

The Company cannot make any assurances that the factors beyond the Company’s control affecting demand for its vessels will not impact the Company’s ability to generate sufficient cash flow from operations in amounts sufficient to pay indebtedness and fund other liquidity needs.

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

Pursuant to the Plan, the holders of the Senior Notes received, in exchange for their total claims (including principal and accrued but unpaid interest), 100% of the fully diluted new common stock of the reorganized Company (10,000,000 shares), before giving effect to (i) the potential exercise of approximately 1,000,000 shares of warrants distributed or to be distributed to the Company’s holders of old common stock pursuant to the Plan, (ii) up to 750,000 options or restricted shares issued or to be issued under a new employee and director equity compensation plan, and (iii) 100,000 shares of stock issued to the financial advisors of the ad-hoc creditor committee on April 1, 2005.

On the Exit Date, holders of the Company’s old common stock became entitled to receive warrants to purchase new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. For further information on warrants, see Note 6. In addition, on the Exit Date, the Company issued approximately 698,000 stock options to employees and the Chairman of the Board of Directors with an exercise price of $11.00 per share, as well as an aggregate award of 30,000 shares of restricted stock to six members of the Company’s Board of Directors.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

4.	Fresh-start reporting:

Fresh-Start Adjustments

In accordance with fresh-start accounting, the reorganization value of the Company as of the Exit Date is allocated based on the fair market values of the assets and liabilities. Any excess of fair value over reorganization value is treated as negative goodwill, and is applied to reduce the value of long-lived assets on a pro rata basis. Such fair values represented the Company’s best estimates based on internal and independent appraisals and valuations.

To facilitate the calculation of the reorganization value of the Successor Company, the Company developed a set of financial projections during 2004. Based on these financial projections, the reorganization value was determined by the Company, with the assistance of its financial advisors, using various valuation methods, including (i) a comparable company analysis which estimates the value of the Company based on the implied valuations of other similar companies that are publicly traded; (ii) a discounted cash flow analysis which estimates the value of the Company by determining the current value of estimated future cash flows to be generated; and (iii) a net operating loss carryforwards (“NOL”) valuation analysis which estimated the present value of the tax savings the NOLs would provide relative to the taxes the reorganized Debtors would pay absent the application of such NOLs. The future enterprise value is highly dependent upon achieving the projected financial results set forth in the projections as well as the realization of certain other assumptions which are beyond its control. As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $110 million.

As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off of the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced its non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and resulting discharge of the Senior Notes and related accrued interest resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the unaudited consolidated statement of operations.

The following table reflects the reorganization adjustments to the Company’s condensed consolidated balance sheet as of March 15, 2005 (Unaudited) (in thousands):

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

	Predecessor			|	Successor
	Company			|	Company
	Balance Sheet			|	Balance Sheet
	as of	Reorganization	Fresh Start	|	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	|	March 15, 2005
ASSETS				|
Total current assets	$57,504	$-	$-	|	$57,504
				|
Property and equipment:				|
Land and buildings	3,771	-	(1,949)	|	1,822
Marine vessels	657,780	-	(390,405)	|	267,375
Transportation and other	5,216	-	(4,029)	|	1,187
Construction-in-progress	100	-	(36)	|	64
	666,867	-	(396,419)	|	270,448
Less accumulated depreciation and amortization	215,338	-	(215,338)	|	-
Net property and equipment	451,529	-	(181,081)	|	270,448
				|
Restricted cash - noncurrent	6,454	-	-	|	6,454
Other assets	31,305	-	(20,720)	|	10,585
Total assets	$546,792	$-	$(201,801)	|	$344,991
				|
LIABILITIES AND STOCKHOLDERS' EQUITY				|
Total current liabilities	$86,435	$-	$-	|	$86,435
				|
Liabilities subject to compromise:				|
Senior Notes	250,000	(250,000)	-	|	-
Accrued interest on Senior Notes	25,179	(25,179)	-	|	-
				|
Long-term debt, net of discounts	85,479	-	547	|	86,026
Deferred income taxes	41,185	-	-	|	41,185
Deferred revenues on unfavorable contracts (see Note 5)	-	-	16,660	|	16,660
Other liabilities	4,685	-	-	|	4,685
Total liabilities	492,963	(275,179)	17,207	|	234,991
				|
Commitments and contingencies				|
Stockholders' equity:				|
Preferred stock	-	-	-	|	-
Common stock, $.01 par value	370	(270)	-	|	100
Warrants - Series A	-	1,658	-	|	1,658
Warrants - Series B	-	637	-	|	637
Additional paid-in capital	338,059	(230,454)	-	|	107,605
Accumulated deficit	(319,609)	538,617	(219,008)	|	-
Unearned compensation	(98)	98	-	|	-
Cumulative foreign currency translation adjustment	35,108	(35,108)	-	|	-
Treasury stock, at par value	(1)	1	-	|	-
Total stockholders' equity	53,829	275,179	(219,008)	|	110,000
				|
Total liabilities and stockholders' equity	$546,792	$-	$(201,801)	|	$344,991

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

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

Changes to Significant Accounting Policies

Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy. The significant accounting policies disclosed in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2004 will continue to be used by the Successor Company except for the policies related to equity-based compensation, marine inspection costs, deferred revenues on unfavorable contracts (described in Note 5) and depreciable lives of property, plant and equipment.

In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $1.1 million of compensation expense related to the adoption of SFAS No. 123R during the period from March 15, 2005 to June 30, 2005. For further information on equity-based compensation, see Note 11.

The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company will now expense marine inspection costs in the period incurred rather than deferring and amortizing the costs over the period between marine inspections. This change in accounting methods had the following affect on net loss and earnings per share for the periods indicated:

	Three months	Six months
	ended	ended
	June 30, 2004	June 30, 2004

Net loss	$(44,726)	$(61,180)
Add: Amortization of marine inspection costs
included in reported net loss	3,133	6,013

Deduct: Expenditures for marine inspection costs determined
under the "expense as incurred" method	(1,702)	(7,291)
Pro forma net loss	$(43,295)	$(62,458)
Net loss per common share:
Basic and Diluted - as reported	$(1.21)	$(1.66)
Basic and Diluted - pro forma	$(1.17)	$(1.69)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

Also, during fresh-start accounting, the Company’s long-lived assets were adjusted to fair market value and reduced by the amount of negative goodwill implied in the reorganization. New book values were determined for the Company’s long-lived assets. On the Exit Date, the Company revised the useful lives of its long-lived assets to represent the estimated remaining useful lives at that date. Below is a table illustrating the depreciable lives for the Predecessor Company and the Successor Company:

	Predecessor	|	Successor
	Company	|	Company
Buildings and improvements	15-40 years	|	7-33 years
Marine vessels	15-30 years	|	3-27 years
Transportation and other	5-10 years	|	1-9 years

5.	Deferred revenue on unfavorable contracts:

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues, operating income, and net income during future periods, particularly the remainder of 2005 and 2006. During the three months ended June 30, 2005 and the period from March 15, 2005 to June 30, 2005, the Company recorded approximately NOK 20.7 million ($3.2 million) and NOK 24.4 million ($3.8 million), respectively, of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 77.5 million ($11.8 million) is included in deferred revenues on unfavorable contracts in the consolidated balance sheet at June 30, 2005.

Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
6 Months ending December 31, 2005	$6,305
Year ending December 31, 2006	4,238
Thereafter	1,310
$11,853

The majority of the amortization of deferred revenue is recognized in 2005 and 2006 as the majority of the related contracts mature within this time period.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

6.	Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,861 Series A Warrants and 497,538 Series B Warrants remain outstanding as of June 30, 2005. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at March 15, 2005 of $1.7 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	$-	$-
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%

During the second quarter of 2005, 2,568 and 1,891 shares of Series A Warrants and Series B Warrants, respectively, were exercised into common stock.

7.	Reorganization costs:

Since April 2004, the Company has incurred significant costs associated with its reorganization. No reorganization costs were incurred during the periods after March 15, 2005. The following summarizes the reorganization costs incurred by the Company during the periods from January 1, 2005 to March 14, 2005 and three months June 30, 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	Period from	|
	January 1, 2005	|	Three months
	through	|	ended
	March 14, 2005	|	June 30, 2004
		|
Professional and other fees	$6,479	|	$1,698
Key employee retention program	180	|	-
Reorganization costs	$6,659	|	$1,698

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

During the restructuring, the Company adopted a key employee retention plan, which calls for payments to certain key employees totaling $1.0 million payable based on service over a fifteen-month period beginning in December 2004. On each of the Commencement Date and the Exit Date, the Company made payments of approximately $0.3 million, representing the first and second of four vesting dates under the key employee retention plan. The remaining payments under the key employee retention plan will be made in September 2005 and March 2006.

These expenses are classified as “Reorganization costs,” a non-operating expense, in the consolidated statements of operations though the Exit Date.

8.	Assets held for sale and sales of vessels:

On April 29, 2005, in an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for current operating needs, the Company initiated the process to actively market two of its Gulf of Mexico class cold-stacked supply boats for sale. The Company had previously intended to return the vessels to service. The Company does not expect the estimated selling prices to differ materially from the current book values. The vessels are currently included in “other assets” at June 30, 2005 at their aggregate book value of $1.1 million. As of August 8, 2005, the Company had not entered into any firm commitments to sell either vessel. The Exit Credit Facility has been amended to permit the sale of these cold-stacked vessels, proceeds of which will be used to repay a portion of the outstanding balance under the term loan component of the Exit Credit Facility, plus applicable prepayment premiums. Because the proceeds are required repay long-term debt, these held for sale vessels have been included in other non-current assets in the accompanying balance sheet as of June 30, 2005.

During the second quarter of 2004, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair value of the asset less transaction costs or commissions. Based on the Company’s estimates of fair value less transaction costs or commissions, the Company recorded an initial charge of approximately $8.7 million on the three North Sea class vessels during the second quarter of 2004 and recorded an additional charge of approximately $2.0 million during the fourth quarter of 2004 on the remaining two vessels. During March 2005, the Company signed agreements to sell both remaining vessels for approximately $1.6 million each. One vessel was sold on April 20, 2005 while the other vessel was sold on July 14, 2005. The carrying value of these assets approximated the selling prices less costs incurred to complete the transactions and is classified as assets held for sale--current at June 30, 2005.

During October 2004, the Company began actively marketing a group of five linehandler vessels, currently operating in Brazil. The five vessels are included in “other assets” at June 30, 2005 at their aggregate book value of $1.2 million, as the estimated fair value exceeded the book value. On May 5, 2005, the Company entered into an agreement to sell the five linehandler vessels. The agreement to sell the vessels is contingent on approval from the current charterer of the vessels. As of August 8, 2005, the charterer had not approved the sale, and there can be no assurance that it will be approved in a timely manner or at all. Because the proceeds are required to repay long-term debt, these held for sale vessels have been included in other non-current assets in the accompanying balance sheet as of June 30, 2005.

The Company has a crewboat under charter with a customer in Mexico which has a purchase option at the conclusion of the charter at an agreed upon fair market value. At the expiration of the charter in July 2005, the customer exercised the purchase option with the Company at the agreed upon price of $0.6 million. The transaction is expected to be consummated in August 2005, subject to obtaining the necessary governmental and third party approvals and consents. Because this crewboat was not being activity market for sale, it is included in “marine vessels” in the accompanying balance sheet as of June 30, 2005.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

9.	Other Assets:

The Company’s other assets consist of the following at June 30, 2005 and December 31, 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	June 30,	|	December 31,
	2005	|	2004
Deferred marine inspection costs, net of accumulated		|
amortization of $22.1 million at December 31, 2004	$-	|	$19,017
Deferred financing costs, net of accumulated amortization		|
of $1.0 million and $0.8 million at June 30, 2005 and		|
December 31, 2004, respectively	1,160	|	882
Marine vessel spare parts	4,427	|	7,058
Asset held for sale, non-current	2,296	|	-
Other	4,341	|	4,231
Other assets	$12,224	|	$31,188

The change in deferred marine inspection costs is due to the Company’s fresh-start accounting adjustments and the subsequent change in accounting policy. See Note 4 for a discussion of changes to the Company’s marine inspection cost accounting policy. The decrease in marine vessel spare parts is related to the overall reduction in the net book value of the Company’s long-lived assets which were recorded when the negative goodwill was allocated on a pro-rata basis to reduce the book value of its long-lived assets during fresh-start accounting on March 15, 2005.

10.	Earnings per share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ending June 30, 2005 and 2004 (in thousands, except share and per share data).

	Successor	|	Predecessor
	Company	|	Company
		|
	Three months	|	Three months
	ended	|	ended
	June 30, 2005	|	June 30, 2004
		|
Basic EPS:		|
Net income (loss) available to common shares (numerator)	$3,565	|	$(44,726)
		|
Weighted-average common shares outstanding (denominator)	10,224,348	|	36,862,735
		|
Basic EPS	$0.35	|	$(1.21)
		|
Diluted EPS:		|
Net income (loss) available to common shares (numerator)	$3,565	|	$(44,726)
		|
Weighted-average common shares outstanding (denominator)	10,224,348	|	36,862,735
Effect of dilutive securities	214,311	|	-
Adjusted weighted-average shares	10,438,659	|	36,862,735
		|
Diluted EPS	$0.34	|	$(1.21)

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

For the three month period ended June 30, 2005, 499,429 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period. For the three month period ended June 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 and 85,000 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the period from January 1, 2005 to March 14, 2005, the period from March 15, 2005 to June 30, 2005 and the six months ending June 30, 2004 (in thousands, except share and per share data).

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Six months
	through	|	through	ended
	June 30, 2005	|	March 14, 2005	June 30, 2004
		|
Basic EPS:		|
Net income (loss) available to common shares (numerator)	$3,671	|	$(61,361)	$(61,180)
		|
Weighted-average common shares outstanding (denominator)	10,203,623	|	36,908,505	36,856,773
		|
Basic EPS	$0.36	|	$(1.66)	$(1.66)
		|
Diluted EPS:		|
Net income (loss) available to common shares (numerator)	$3,671	|	$(61,361)	$(61,180)
		|
Weighted-average common shares outstanding (denominator)	10,203,623	|	36,908,505	36,856,773
Effect of dilutive securities	186,988	|	-	-
Adjusted weighted-average shares	10,390,611	|	36,908,505	36,856,773
		|
Diluted EPS	$0.35	|	$(1.66)	$(1.66)

For the period from March 15, 2005 to June 30, 2005, 998,858 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise prices of $25.00 and $18.75, respectively, were greater than the average market price of common shares for that period. For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. For the six month period ended June 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 and 85,000 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

11.	Equity-based compensation:

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

According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock. Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant. A portion of stock option awards to employees vested upon the Company’s emergence from bankruptcy and the remaining portion vests ratably over four years, subject to certain conditions for specific employees. On the Exit Date, awards of approximately 698,000 stock options with exercise prices of $11.00 per share were issued to employees and the non-executive Chairman of the Board of Directors, and 30,000 shares of restricted stock were issued to the non-employee directors. The restrictions on the Exit Date restricted stock issuances lapsed on April 15, 2005. A portion of the options awarded to the Chief Financial Officer are performance-based and vest if the Company achieves various levels of cumulative earnings before interest, taxes, depreciation and amortization, as defined, following the grant date. These performance-based options expire three years after the grant date if the performance criteria are not met.

During May 2005, the Company issued 5,000 shares of restricted stock to the Company’s non-executive Chairman of the Board and interim Chief Executive Officer, and also issued 5,000 shares of restricted stock to its General Counsel. The forfeiture restrictions relating to the 5,000 shares of restricted stock granted to the Chairman of the Board and interim Chief Executive Officer lapsed one month following issuance. The Company expensed $0.4 million of restricted stock compensation during the period March 15 through June 30, 2005. The forfeiture restrictions relating to the shares of restricted stock granted to the Company’s General Counsel expire ratably over three years, beginning on the anniversary of the issuance.

In December 2004, the FASB issued a revised version of SFAS No. 123R. Following the accounting guidance set forth in SOP 90-7, the Company adopted SFAS No. 123R upon emerging from bankruptcy. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. As a result, the Company began to measure the grant date fair value of equity-based awards issued to employees and amortize the cost of that award over the period in which service is rendered. During the three months ended June 30, 2005 and the period from March 15, 2005 through June 30, 2005, the Company recognized approximately $0.1 million and $1.1 million, respectively, in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.4 million in compensation expense over the next 3.7 years related to options that are outstanding but not yet vested as of June 30, 2005.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the three and six month periods ended June 30, 2004 and the period ended March 14, 2005 (in thousands, except per share data).

	Predecessor Company
	Period from
	January 1, 2005	Three months	Six months
	through	ended	ended
	March 14, 2005	June 30, 2004	June 30, 2004

Net loss, as reported	$(61,361)	$(44,726)	$(61,180)
Add: Stock based compensation expense included in
reported net loss, net of related tax effects	9	23	38

Deduct: Total stock-based compensation expense
determined under fair value-based method, net of tax	(40)	(70)	(187)
Pro forma net loss	$(61,392)	$(44,773)	$(61,329)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)	$(1.21)	$(1.66)
Basic and Diluted - pro forma	$(1.66)	$(1.21)	$(1.66)

The estimated weighted average fair value of options granted during 2005 was $5.06 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

March 15, 2005
Expected annual dividends	$-
Risk free interest rate	4.12%
Expected term (in years)	5
Volatility (1)	46.7%

(1) The volatility assumption is based on the average volatility of a peer group.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

A summary of the changes to the Company’s stock options during the six months ended June 30, 2005 is presented below:

	Six Months Ended
	June 30, 2005
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices

Outstanding at December 31, 2004	1,077,800	$10.57
Cancelled during reorganization	(1,077,800)	$10.57
Granted	698,000	$11.00
Exercised	(153,896)	$11.00
Expired / Forfeited	(187,500)	$11.00
Outstanding at June 30, 2005	356,604	$11.00
Exercisable at June 30, 2005	45,440	$11.00

During 2005, options to purchase 153,896 shares of its new common stock with exercise prices of $11.00 per share were exercised. The Company received $1.7 million related to these exercises.

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
Exercise Prices	at 6/30/05	Contract Life	Price	at 6/30/05	Contract Life	Price

$11.00	356,604	6.7	$11.00	45,440	6.7	$11.00

12.	Taxes:

The Company’s income tax for the period ended March 14, 2005, for the three months ended June 30, 2005 and for the period from March 15, 2005 through June 30, 2005 is comprised of income tax expenses of $1.0 million, $3.0 million and $3.7 million, respectively. The Company’s income tax for the three and six months ended June 30, 2004 is comprised of income tax benefits of $1.4 million and $2.0 million, respectively. The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2005 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The ability to deduct amounts incurred as a result of the financial restructuring process is dependent on several factors including the ultimate restructuring alternative that is implemented. The Company believes that it has provided appropriately for the potential non-deductibility of these expenses and any change in circumstances should not have a material adverse impact on its financial position.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

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

In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. For the remainder of 2005, this limitation is expected to be approximately $3.7 million due to the timing of the Company’s emergence from bankruptcy. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of June 30, 2005.

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

On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 23.7 million Reais ($10.1 million at June 30, 2005). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. If the Company’s challenge to the imposition of this tax (which may include litigation at the Rio de Janeiro state court) proves unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.5 million Reais ($1.1 million at June 30, 2005). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004 and is awaiting a ruling. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Brazilian tax assessments could have a material adverse affect on the Company’s financial position and results of operations.

The Company’s Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If the Company fails to meet these criteria, the subsidiary may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

13.	Debt:

The Company’s debt consists of the following at June 30, 2005 and December 31, 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	June 30,	|	December 31,
	2005	|	2004(1)
|
Term loan component of the Exit Credit Facility, bearing interest at a		|
Eurocurrency rate plus a margin, as defined on the date of the borrowing (8.7% at		|
June 30, 2005), interest payable quarterly, reducing in three annual installments		|
of $5 million beginning February 2007, with the balance of the commitment		|
maturing February 2010, collateralized by substantially all of the Company's assets.	$54,550	|	$-
Revolving credit facility component of the Exit Credit Facility, bearing interest		|
at a Eurocurrency rate plus a margin (weighted average interest rate of 8.5%), as		|
defined on the date of the borrowing, commitment expiring in February 2010,		|
collateralized by substantially all of the Company's assets.	5,000	|	-
Trico Supply Bank Facility, bearing interest at NIBOR (Norwegian Interbank		|
Offered Rate) plus a margin (weighted average interest rate of 4.1%		|
at June 30, 2005) and collateralized by certain marine vessels. This		|
facility's current availability reduces in 13 semi-annual installments of NOK		|
40 million ($6.1 million) beginning March 2003 with balance of the		|
commitment expiring September 2009.	38,238	|	55,927
2004 Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or		|
U.S. Prime rate plus 5%, at the Company's option, plus a default premium of 2%		|
collateralized by 43 Gulf class supply vessels. Principal is reduced by		|
quarterly payments of $150,000 through 2007, $10.5 million in payments		|
during 2008 and $42.3 million in 2009.	-	|	54,550
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)		|
plus a margin (4.1% at June 30, 2005), collateralized by two marine		|
vessels, reducing in 5 semi-annual installments beginning June 30, 2004		|
by NOK 7.5 million ($1.1 million) with the balance of the commitment		|
expiring June 2006.	19,501	|	22,206
6.11% Notes, bearing interest at 6.11%, principal and interest due in		|
30 semi-annual installments, maturing April 2014, collateralized by		|
two marine vessels.	11,319	|	11,948
6.08% Notes, bearing interest at 6.08%, principal and interest due in		|
16 semi-annual installments, maturing September 2006, collateralized		|
by a marine vessel.	1,875	|	2,500
Fresh-start debt premium (2)	531	|	-
	131,014	|	147,131
Less current maturities	60,247	|	60,902
Long-term debt	$70,767	|	$86,229

(1) The December 31, 2004 column excludes $250 million of outstanding indebtedness under the Senior Notes, which was “subject to compromise” as of December 31, 2004, and was converted into equity on March 15, 2005 in connection with the Chapter 11 reorganization. Refer to Note 3 for further details on the Company’s reorganization.

(2) During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date. This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

Substantially all of the Company’s assets were pledged as collateral at June 30, 2005.

Maturities on debt during the six month period ending December 31, 2005, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
6 Months ending December 31, 2005	$40,639
12 months ending December 31, 2006	20,862
12 months ending December 31, 2007	6,258
12 months ending December 31, 2008	6,258
12 months ending December 31, 2009	6,258
12 months ending December 31, 2010	45,808
Thereafter	4,400
$130,483
Fresh-start debt premium	531
$131,014

On December 22, 2004, while operating as a debtor-in-possession, the Company entered into the $75 million secured super-priority debtor-in-possession credit agreement (the "DIP Credit Facility"). The DIP Credit Facility consisted of a $55 million unamortizing term loan and a $20 million revolving line of credit. After the DIP Credit Facility was approved by the Bankruptcy Court on January 19, 2005, the term loan proceeds were used to repay and retire the 2004 Term Loan. The revolving credit facility component provided additional operating liquidity for the Company’s U.S. operations. The DIP Credit Facility was secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries. The DIP Credit Facility bore interest at LIBOR or 2%, whichever is higher, plus 5.0%, or U.S. Prime rate plus 4.0%, at the Company’s option. The DIP Credit Facility included financial maintenance covenants that limited the amount of indebtedness and the cash held outside the U.S. The DIP Credit Facility also contained covenants that restricted the Company’s ability to incur additional indebtedness or liens, dispose of property, pay dividends or make certain other distributions and other specified limitations. The DIP Credit Facility matured at the Exit Date.

On the Exit Date, the DIP Credit Facility was repaid and retired with the proceeds from the Exit Credit Facility. The Exit Credit Facility consists of a $55 million term loan component, which amortizes in annual increments of $5 million during 2007 through 2009 with the final $40 million due at maturity in 2010, and a $20 million revolving credit facility component. The Exit Credit Facility bears interest at LIBOR or 2%, whichever is higher, plus 5.3%, or U.S. Prime rate plus 4.3%, at the Company’s option. The revolving credit facility component provides the Company with the availability to issue up to $15 million of stand-by letters of credit, subject to total borrowings outstanding under the facility. The Exit Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries. Covenants in the Exit Credit Facility prohibit the Company from incurring additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the U.S., sales of assets, making investments and entering into unapproved joint ventures, in each case without the consent of the lenders. In addition, other covenants restrict the amount of capital expenditures and maintenance and marine inspection costs that may be incurred and impose minimum EBITDA requirements and maximum leverage ratios. The Exit Credit Facility contains a subjective acceleration clause (material adverse change clause), which could also trigger an event of default if a material adverse change is deemed to have occurred. If an event of default were to occur, all amounts outstanding under the Exit Credit Facility would become immediately due and payable and the Company would be prohibited from using any cash collateral. The Company obtained the consent of the Exit Credit Facility lenders for the sale of the five linehandler vessels described in Note 8 above as of April 13, 2005. Although the Company notified the Exit Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, as described in Note 8 above, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on the Company's Trico Supply Bank Facility was not obtained from the Exit Credit Facility lenders until May 9, 2005, in connection with which the Company agreed to permanently reduce the availability of the Trico Supply Bank Facility by the amount of such proceeds, and agreed to pay default interest to the Exit Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee. In August 2005, the Company further amended the Exit Credit Facility to provide the Company the ability to sell specified vessels and inventory, if those assets were to be marketed in the future. These potential sales may require prepayment of the Exit Credit Facility before its final maturity.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

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

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $1.9 million is outstanding at June 30, 2005. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $11.3 million is outstanding at June 30, 2005. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration.

On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian kroner (“NOK”) in the amount of NOK 150.0 million ($22.9 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.1% at June 30, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.4 million), with the first payment having occurred on June 30, 2004, and a final payment of NOK 112.5 million ($17.1 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of June 30, 2005, the outstanding balance on the NOK Term Loan was NOK 127.5 million ($19.5 million).

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

In April 2002, the Company amended the NOK 650 million ($99.4 million) Trico Supply Bank Facility by increasing the capacity to NOK 800 million ($122.4 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.1 million) reductions every six months starting in March 2003. The Trico Supply Bank Facility provides for a NOK 280 million ($42.8 million) balloon payment in September of 2009. At June 30, 2005, the Company had NOK 250 million ($38.2 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. In connection with the sale of two PSV vessels described in Note 8, with the consent of its lenders under its Exit Credit Facility, the Company permanently reduced the availability of the Trico Supply Bank Facility by the amount of the proceeds from the sales. Therefore, the facility was permanently reduced by $1.6 million in April 2005 upon completion of the sale of one PSV and was reduced again by $1.6 million in July 2005 upon completion of the sale of the second PSV.

During December 2004, the Company and its Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increase the Company’s ability to repatriate cash from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. As a result of the modifications, the Company’s effective interest rate increased 1% on both facilities. These covenant modifications were effective as of December 31, 2004.

14.	Employee benefit plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the plans of $0.5 million, zero, and $0.4 million during the period from March 15, 2005 through March 30, 2005, the period from January 1, 2005 through March 14, 2005 and the six months ended June 30, 2004, respectively. The Company made funding contributions to the plans of $0.4 million and $0.2 million during the three months ended June 30, 2005 and 2004, respectively. The Company uses an October 31 measurement date for Norwegian pension plans. The United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

Components of net periodic benefit cost are as follows for the three months ended June 30, 2005 and 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	Three months	|	Three months
	ended	|	ended
	June 30, 2005	|	June 30, 2004
		|
Service cost	$95	|	$114
Interest cost	33	|	41
Return on plan assets	(55)	|	(55)
Social security contributions	15	|	18
Recognized net actuarial loss	2	|	5
Net periodic benefit cost	$90	|	$123

Components of net periodic benefit cost are as follows for the period from March 15, 2005 through June 30, 2005, the period from January 1, 2005 through March 14, 2005 and the six months ended June 30, 2004 (in thousands):

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Six months
	through	|	through	ended
	June 30, 2005	|	March 14, 2005	June 30, 2004
		|
Service cost	$113	|	$76	$227
Interest cost	39	|	27	81
Return on plan assets	(65)	|	(44)	(110)
Social security contributions	18	|	12	37
Recognized net actuarial loss	2	|	2	9
Net periodic benefit cost	$107	|	$73	$244

15.	Contingent litigation:

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”).  The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004.  Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects.  Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements. The settlement will not be final until the District Court conducts a fairness hearing and enters a final order, which is expected to occur in August 2005. Should the District Court determine that the settlement is not equitable to the class, the settlement amount could be increased or the Company may be forced to litigate the claim, either of which could result in a material adverse effect on its consolidated results of operations or cash flows.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

In addition, the Company is a party to routine litigation incidental to its business, which primarily involves personal injury, pollution and property damage claims and related threatened or pending legal proceedings.  Many of the other lawsuits to which the Company is a party to are covered by insurance and are being defended by its insurance carriers.  The Company has established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on its consolidated financial position.  However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated results of operations or cash flows.

16.	Segment and geographic information:

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2004 Annual Report on Form 10-K for a description of the significant policies and read Note 4 for changes to those accounting policies since December 31, 2004) except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on net income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom, and the Other segment includes primarily the Company’s operating segments in Brazil, Mexico and West Africa, which are combined for reporting purposes. These operating segments are combined for reporting purposes as they meet the aggregation criteria in SFAS No. 131, which involves a determination of economic results and characteristics of each segment.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

Financial information for the three months ended June 30, 2005 and 2004 by segment is as follows:

Successor Company
Three months ended June 30, 2005
	U.S.	North Sea		Other	Totals
Revenues from external customers	$11,531	$24,786	(1)	$7,273	$43,590
Intersegment revenues	-	-		(433)	(433)
Operating (loss) income (3)	(1,828)	10,462	(1)	420	9,054
Segment total assets (at end of period)	172,339	206,374		27,222	405,935

Predecessor Company
Three months ended June 30, 2004
	U.S.	North Sea		Other	Totals
Revenues from external customers	$8,209	$13,604		$3,933	$25,746
Intersegment revenues	-	-		-	-
Operating (loss) income (3)	(5,345)	(19,800)	(2)	(1,440)	(26,585)
Segment total assets (at end of period)	436,974	319,539		60,363	816,876

(1) Includes amortization of non-cash deferred revenues of $3.2 million.
(2) Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $8.7 million on assets held for sale.
(3) During the second quarter of 2005, the Company has determined it now analyzes its segments based upon operating income (loss) and has presented all periods accordingly. Previously, the Company utilized a measure of net income (loss) in analyzing the results of each segment.

A reconciliation of segment data to consolidated data as of June 30, 2005 and 2004 is as follows (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	June 30,	|	June 30,
	2005	|	2004
Total assets for reportable segments	$405,935	|	$816,876
Elimination of intersegment receivables	(10,083)	|	(7,990)
Elimination of investment in subsidiaries	(72,112)	|	(266,402)
Total consolidated assets	$323,740	|	$542,484

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

Financial information for the period from January 1, 2005 to March 14, 2005, for the period from March 15, 2005 to June 30, 2005 and for the six months ended June 30, 2004 by segment is as follows:

Successor Company
Period from March 15, 2005 to June 30, 2005
	U.S.	North Sea		Other	Totals
Revenues from external customers	$13,310	$30,031	(1)	$8,523	$51,864
Intersegment revenues	-	-		(497)	(497)
Operating (loss) income (3)	(3,872)	13,511	(1)	526	10,165

Predecessor Company
Period from January 1, 2005 to March 14, 2005
	U.S.	North Sea		Other	Totals
Revenues from external customers	$8,171	$16,528		$5,187	$29,886
Intersegment revenues	-	-		-	-
Operating (loss) income (3)	(2,996)	4,220		(345)	879

Six months ended June 30, 2004
	U.S.	North Sea		Other	Totals
Revenues from external customers	$16,128	$25,901		$7,286	$49,315
Intersegment revenues	-	-		-	-
Operating (loss) income (3)	(10,445)	(21,917)	(2)	(3,497)	(35,859)

(1) Includes amortization of non-cash deferred revenues of $3.8 million.
(2) Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $8.7 million on assets held for sale.
(3) During the second quarter of 2005, the Company has determined it now analyzes its segments based upon operating income (loss) and has presented all periods accordingly. Previously, the Company utilized a measure of net income (loss) in analyzing the results of each segment.

17.	New accounting standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatory redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the third quarter of 2005. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined as reporting results as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements or results of operations unless a future change in accounting principle is made.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

In June 2004, the FASB issued an exposure draft entitled “Fair Value Measurements.” This proposed standard will define fair value and establish a framework for applying the fair value measurement objective in GAAP. The statement will focus on "how" to measure fair value, not "what" to measure at fair value, and is intended to improve the consistency and comparability of the measurements, codify and simplify the guidance that currently exists for developing the measurements, and improve disclosures about the measurements. The proposed standard is expected to be issued in the third quarter of 2005, and is proposed to be effective for fiscal years beginning after June 15, 2005. The adoption of this proposed standard is not expected to have a material impact on the Company’s financial statements or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Significant Events

Our charter hire revenues improved during the second quarter of 2005, due to increased utilization and rates in all major vessel classes. Charter hire revenues increased by $2.5 million on a sequential basis to $39.9 million for the second quarter of 2005, producing our highest quarterly charter hire revenue since 2001. After softening in the North Sea AHTS market surge in April 2005, May and June AHTS revenues returned to the near record levels experienced in the first quarter of 2005. In the Gulf of Mexico, supply boat day rates increased due to increased demand for nearly all vessels in the market caused by increased seasonal demands, specifically in the second quarter, increased work related to repairs from hurricane damages and reduced supply as a result of more vessels mobilizing to international markets. Our supply boat utilization also increased as a result of the market demand increases and due to the de-stacking of three supply boats, which entered the Gulf of Mexico market in late May 2005 to replace vessels redeployed to other regions.

We began the year operating under the protection of Chapter 11 of the US bankruptcy code. On March 15, 2005, we emerged from Chapter 11 and exchanged our $250 million senior notes for equity. The emergence also involved making several “fresh-start” accounting adjustments to our financial statements, including revaluing assets and liabilities to fair market values and recording write-downs to our long -lived assets as a result of the implied negative goodwill balance after our fair market value adjustments. As a result of these fresh-start accounting entries, our results before our reorganization may not be comparable to our results after our reorganization. See further discussion in the “Liquidity and Capital Resources” section and a summary of the impact of the adjustments and changes to our accounting policies in Note 4 to our financial statements included in Item 1.

During our reorganization, we refinanced our U.S. secured credit facility with a new $75 million exit credit facility, which we refer to as the “Exit Credit Facility”. This facility extends the maturity of our long-term debt with a $55 million amortizing term loan and provides additional liquidity with a $20 million revolving line of credit. The Exit Credit Facility also contains numerous affirmative and negative covenants that may restrict operating flexibility in the future.

We have now shifted our focus from the challenges of completing the reorganization to executing a new strategic plan based on our focus on the following items:

• Strengthen our balance sheet and improve liquidity. Through the restructuring, we eliminated $275.2 million in indebtness and accrued interest and reduced annual interest expense by $22.2 million, and emerged with $144.9 million of consolidated indebtedness on the Exit Date. While we have dramatically reduced our leverage and interest expense, we will continue to focus on further reductions in our net debt to provide us with improved financial flexibility. Since the Exit Date, consolidated indebtedness has been further reduced to $131.0 million.

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

• Upgrade our fleet. To ensure success in highly competitive markets, we are seeking to optimize our fleet by selling older, underutilized vessels and replacing them with newer, more technologically advanced vessels that have the capabilities our customers require in each specific region. An important aspect of our long-term strategy is commencing a effort new-build program and rejuvenation to address our aging fleet.

• Expand our geographic presence to stronger long-term markets. We are working to mobilize underutilized vessels to improving international markets. To accelerate our penetration into these markets, we will work, where advantageous, through joint venture arrangements or in cooperation with local partners.

We are proceeding with our search for a new President and Chief Executive Officer. Joseph S. Compofelice, our Chairman of the Board, is acting as our interim Chief Executive Officer.

Our financial condition and results of operations are impacted primarily by “day rates” and “vessel utilization”. Typically, marine support vessels are priced to the customer on the basis of a daily rate, or “day rate,” regardless of whether a charter contract is for several days or several years. The average day rate of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period. Vessel demand is most directly impacted by offshore drilling activity. Vessel day rates and utilization are generally impacted by vessel demand, availability of vessels in the region and various factors such as vessel size, capacity, horsepower, and age and whether a vessel has equipment such as sophisticated dynamic positioning and fire-fighting systems.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

				Period from
				March 15, 2005
		Three months ended		through
	Month of	June 30,		June 30, 2005
	July 2005	2005	2004	2005(4)	2004
Average Day Rates: (1)
Supply (Gulf class)	$5,965	$5,727	$4,303	$5,474	$4,295
Supply/Anchor Handling (North Sea class)	15,699	16,147	10,271	15,956	10,360
Crew/line handling	2,482	2,208	2,466	2,215	2,480

Utilization: (2)(3)
Supply (Gulf class)	63%	58%	46%	55%	45%
Supply/Anchor Handling (North Sea class)	91%	89%	77%	89%	72%
Crew/line handling	91%	89%	89%	90%	87%

Average number of Vessels:
Supply (Gulf class)	48.0	48.0	48.0	48.0	48.0
Supply/Anchor Handling (North Sea class)	16.3	17.2	19.0	17.6	19.0
Crew/line handling	17.0	17.0	17.0	17.0	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)	Stacked vessels are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 94%, 93%, 79%, 90%, and 77% for the month of July 2005, the three month periods ended June 30, 2005 and 2004 and the six month periods ended June 30, 2005 and 2004, respectively.
(4)	Includes periods of both the Successor and Predecessor companies, before and after our emergence from bankruptcy.

Comparison of day rates and utilization during the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004

For our North Sea class PSVs and AHTSs, average day rates increased 57% from $10,271 in the second quarter of 2004 to $16,147 in the second quarter of 2005. Utilization increased from 77% in the second quarter of 2004 to 89% in the second quarter of 2005. Comparing the first six months of each year, day rates for the North Sea class increased 54% from $10,360 in the first six months of 2004 to $15,956 in the first six months 2005. Utilization increased from 72% in the first six months of 2004 to 89% in the first six months 2005. The increases were due to increased demand for North Sea vessels, particularly the AHTS class, during 2005. The impact of very strong market conditions in the North Sea during 2005 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates increased 33% from $4,303 in the second quarter of 2004 to $5,727 in the second quarter of 2005. Utilization also increased for these vessels from 46% in the second quarter of 2004 to 58% in the second quarter of 2005. Six month average day rates increased 27% from $4,295 in the first six months of 2004 to $5,474 in the first six months of 2005. Utilization also increased for these vessels from 45% in the first six months of 2004 to 55% in the first six months of 2005. The increase in both day rates and utilization is a result of the increased seasonal demands, specifically in the second quarter, increased work related repairs from hurricane damages and reduced supply as a result of more vessels mobilizing to other worldwide markets.

Our crew boats and line handlers experienced decreased day rates, and utilization remained unchanged in the second quarter of 2005 compared to the second quarter of 2004. Day rates decreased 10% from $2,466 in the second quarter of 2004 to $2,208 in the second quarter of 2005. Six month average day rates decreased 11% from $2,480 in the first six months of 2004 to $2,215 in the first six months of 2005, while utilization increased from 87% in the first six months of 2004 to 90% in the first six months of 2005. Day rates for our crewboats and linehandlers may not be comparable to those of our competitors because we have five of our vessels are under bareboat charter contracts, which significantly reduce the average day rate for the class.

Comparison of the Results for the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004

The following financial information and discussion reflects the Successor company’s financial statements for the three months ended June 30, 2005 compared to the Predecessor company’s for the same period in 2004 (in thousands).

Our charter hire revenues for the second quarter of 2005 were $39.9 million compared to $25.7 million in the second quarter of 2004, which is an increase of $14.2 million or 55%. In addition to the day rate and utilization increases discussed previously, a weaker U.S. dollar relative to the Norwegian kroner caused a $1.5 million favorable impact on revenues when comparing the second quarter of 2004 to the second quarter of 2005.

During the second quarter of 2005, we recorded $3.2 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct vessel operating expenses increased 18% from $19.4 million in the second quarter of 2004 to $23.0 million in the second quarter of 2005. This increase is primarily due to $3.5 million of marine inspection costs included in operating expenses during the second quarter of 2005. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of the accounting method related to marine inspection costs, expenses in a given period may vary dramatically based on the timing and the number of marine inspections. Other general decreases in direct vessel operating expenses were offset by translation differences, which caused a $0.6 million increase to direct vessel operating expenses when comparing the second quarter of 2004 to the second quarter of 2005.

General and administrative expenses increased 23% from $4.1 million to $5.1 million when comparing the second quarter of 2004 to the second quarter of 2005. The increase in general and administrative expenses is related to increased consulting fees, stock compensation expense and insurance costs.

Depreciation and amortization expense decreased $2.0 million from $8.4 million in the second quarter of 2004 to $6.4 million in the second quarter of 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005. In addition, we sold one North Sea vessel in July 2004 and another in April 2005, reducing quarterly depreciation by approximately $0.2 million.

During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during the second quarter of 2005.

During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the final vessel July 2005. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs and we recorded a charge of $8.7 million during the second quarter of 2004.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the second quarter of 2004, we expensed $1.7 million in fees related to our reorganization effort.

Interest expense decreased $8.3 million from $10.5 million in the second quarter of 2004 to $2.2 million in the second quarter of 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $5.5 million of interest expense during the second quarter of 2004 related to our Senior Notes. Also in the second quarter of 2004, we recorded a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the 2004 Term Loan, and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each Norwegian credit facility effective for the first quarter of 2005.

Amortization of deferred financing costs decreased approximately $7.4 million from $7.5 million in the second quarter of 2004 to $0.1 million in the second quarter of 2005. During the second quarter of 2004, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization on our deferred financing costs to expense the remaining unamortized balance. The acceleration resulted in a charge of $7.2 million, which was included in amortization of deferred financing charges during the quarter ended June 30, 2004.

We recorded a consolidated income tax expense in the second quarter of 2005 of $3.0 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in the second quarter of 2004 of $1.4 million, also primarily related to our Norwegian operations. We have booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

Comparison of the Results for the Six Month Period Ended June 30, 2005 to the Six Month Period Ended June 30, 2004

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the six months ended June 30, 2005 compared to the same period in 2004 (in thousands).

Our charter hire revenues for the first six months of 2005 were $77.3 million compared to $49.3 million in the first six months of 2004, which is an increase of $28.1 million or 57%. In addition to the day rate and utilization increases discussed previously, a weaker U.S. dollar relative to the Norwegian kroner caused a $3.6 million favorable impact on revenues when comparing the first six months of 2004 to the first six months of 2005.

During the first six months of 2005, we recorded $3.8 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization is required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability which is required to be amortized as revenue over the contract periods.

Direct vessel operating expenses increased 15% from $37.5 million in the first six months of 2004 to $43.2 million in the first six months of 2005. The increase is primarily due to $3.7 million of marine inspection costs included in operating costs in the first six months of 2005. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of our change in accounting methods related to marine inspection costs, our expenses in a given period may vary dramatically based on the timing and the number of marine inspections. In addition, a weaker U.S. dollar relative to the Norwegian kroner caused a $1.4 million increase to direct vessel operating expenses when comparing the first six months of 2004 to the first six months of 2005.

General and administrative expenses increased 44% from $7.7 million to $11.1 million when comparing the first six months of 2004 to the first six months of 2005. The increase in general and administrative expenses is partially related to the recognition of $1.1 million of compensation expense related to stock option grants since the Exit Date. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy. In addition, costs associated with recruiting and compensating our new Board of Directors and consulting costs have increased.

Depreciation and amortization expense decreased $2.5 million from $16.7 million in the first six months of 2004 to $14.2 million in the first six months of 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets as a result of fresh-start accounting on March 15, 2005. In addition, we sold one North Sea vessel in July 2004 and another in April 2005, reducing quarterly depreciation by approximately $0.2 million.

During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during the first six months of 2005.

During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs and we recorded a charge of $8.7 million during the second quarter of 2004.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first six months of 2004, we expensed $1.7 million in fees related to the restructuring effort.

Interest expense decreased $13.3 million from $17.9 million in the first six months of 2004 to $4.6 million in the first six months of 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $11.1 million of interest expense during the first six months of 2004 related to our Senior Notes. Also in the second quarter of 2004, we recorded a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the 2004 Term Loan, and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each Norwegian credit facility effective for the first quarter of 2005.

Amortization of deferred financing costs decreased approximately $7.5 million when comparing the first six months of 2004 to the first six months of 2005. During the second quarter of 2004, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization on our deferred financing costs to expense the remaining unamortized balance. The acceleration resulted in a charge of $7.2 million, which was included in amortization of deferred financing charges during the quarter ended June 30, 2004.

In February 2004, we refinanced a portion of our U.S. dollar debt and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

We recorded a consolidated income tax expense in the first six months of 2005 of $4.7 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in the first six months of 2004 of $2.0 million, also primarily related to our Norwegian operations. We have booked a full valuation allowance against our U.S. net operating losses and deferred tax assets during 2004 and 2005.

Comparison of Results for the Quarter Ended June 30, 2005 to the Pro forma Quarter Ended June 30, 2004

The following financial information reflects the financial statements for the three months ended June 30, 2005 compared to pro forma financial statements for the same period in 2004, prepared as if the financial restructuring occurred prior to each period presented. Since the second quarter of 2005 represents a full period after our reorganization, no pro forma adjustments were necessary. The pro forma financial information reflects the consummation of our plan of reorganization, including the conversion of the Senior Notes into new common stock and the adoption of new accounting policies, which are discussed in more detail in Note 4 to the financial statements in Item 1. The pro forma financial information should be read in conjunction with the consolidated financial statements, related notes and other financial information included therein.

The pro forma financial information adjustments are based on available information and assumptions believed to be reasonable by management. The pro forma financial information does not purport to present the results of operations of the Company had the reorganization occurred on the date specified (in thousands).

	Pro forma Results for the
	Three months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Charter hire	$39,945	$25,709
Amortization of non-cash deferred revenues	3,168	3,168
Other vessel income	44	37
Total revenues	43,157	28,914

Operating expenses:
Direct vessel operating expenses and other	22,959	21,131
General and administrative	5,062	4,169
Depreciation and amortization expense	6,360	6,311
Impairment of long-lived assets	-	8,584
Loss on assets held for sale	-	8,674
Loss on sales of assets	(278)	2
Total operating expenses	34,103	48,871

Operating income (loss)	9,054	(19,957)

Reorganization costs	-	(1,698)
Interest expense	(2,186)	(4,805)
Amortization of deferred financing costs	(94)	(7,460)
Other income (loss), net	(165)	135
Loss before income taxes	6,609	(33,785)

Income tax expense (benefit)	3,044	(1,374)

Net loss	$3,565	$(32,411)

A reconciliation of the actual results to the pro forma results for the quarter ended June 30, 2004 is as follows (in thousands):

	Actual results				Pro forma results
	for the Three				for the Three
	months ended	Pro forma			months ended
	June 30, 2004	Adjustments			June 30, 2004

	(Unaudited)
Revenues:
Charter hire	$25,709	$-			$25,709
Amortization of non-cash deferred revenues	-	3,168	(a	)	3,168
Other vessel income	37	-			37
Total revenues	25,746	3,168			28,914

Operating expenses:
Direct vessel operating expenses and other	19,429	1,702	(b	)	21,131
General and administrative	4,122	47	(c	)	4,169
Amortization of marine inspection costs	3,133	(3,133)	(b	)	-
Depreciation and amortization expense	8,387	(2,076)	(d	)	6,311
Impairment of long-lived assets	8,584	-			8,584
Loss on assets held for sale	8,674	-			8,674
(Gain) loss on sales of assets	2	-			2
Total operating expenses	52,331	(3,460)			48,871

Operating income (loss)	(26,585)	6,628			(19,957)

Reorganization costs	(1,698)	-			(1,698)
Interest expense	(10,492)	5,687	(e	)	(4,805)
Amortization of deferred financing costs	(7,460)	-			(7,460)
Other income (loss), net	135	-			135
Loss before income taxes	(46,100)	12,315			(33,785)

Income tax expense (benefit)	(1,374)	-			(1,374)

Net loss	$(44,726)	$12,315			$(32,411)

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
(d) Reflects a decrease in depreciation expense related to the pro forma application of negative goodwill to our long-lived assets and the estimation of new remaining useful lives on the Exit Date.
(e) Reduces interest expense by the amount of Senior Notes interest, which was converted to equity on the Exit Date.

The following discussion is based on pro forma operating results for comparison purposes. Since the second quarter of 2005 represents a full period after our reorganization, no pro forma adjustments were necessary. Pro forma results for the second quarter of 2004 differ materially from our actual results reported.

Our charter hire revenues for the second quarter of 2005 were $39.9 million compared to $25.7 million in the second quarter of 2004, which is an increase of $14.2 million or 55%. In addition to the day rates and utilization increase discussed previously, a weaker U.S. dollar relative to the Norwegian kroner caused a $1.5 million favorable impact on revenues when comparing the second quarter of 2004 to the second quarter of 2005.

Pro forma direct vessel operating expenses increased 9% from $21.1 million in the second quarter of 2004 to $23.0 million in the second quarter of 2005. The increase is primarily due to an increase in marine inspection costs of $1.8 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs will be expensed as incurred. For pro forma purposes, we have assumed that the change in accounting methods was adopted prior to each period presented. Therefore, no amortization of deferred marine inspection costs is reported. Included in pro forma direct vessel operating expenses for the three months ended June 30, 2004 and 2005 are $1.7 million and $3.5 million, respectively, of marine inspection costs that have been expensed as incurred on a pro forma basis. The increase in expenditures was primarily related to the de-stacking of three Gulf of Mexico supply boats during the second quarter of 2005 and the timing of recurring marine inspections. Other general decreases in direct vessel operating expenses were offset by translation differences, which caused a $0.6 million increase to direct vessel operating expenses when comparing the second quarter of 2004 to the second quarter of 2005.

Pro forma general and administrative expenses increased 21% from $4.2 million to $5.1 million when comparing the second quarter of 2004 to the second quarter of 2005. The increases in general and administrative expense are primarily due to higher consulting expenses, increased infrastructure in Nigeria and increased stock compensation expense. Although the pro forma results reflect stock compensation expense being recorded for stock options in each period, a higher stock price in 2005 compared to 2004 has increased the value of such awards, thus increasing the expense recorded.

Our pro forma depreciation and amortization expense remained virtually flat, increasing slightly from $6.3 million in the second quarter of 2004 to $6.4 million in the second quarter of 2005 on a pro forma basis. Pro forma depreciation and amortization was computed as if our emergence from bankruptcy occurred at the beginning of each period presented. Therefore, pro forma depreciation and amortization reflects the adjustment to recognize all assets at their fair market values, the application of negative goodwill to long-lived assets and the estimation of new remaining useful lives. The slight depreciation increase is related to changes in the NOK to USD currency translation rates, offset by the sales of North Sea vessels in July 2004 and April 2005, which were being depreciated during the second quarter of 2004.

During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during the first six months of 2005.

During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs. As a result, we recorded a charge of $8.7 million during the second quarter of 2004.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the second quarter of 2004, we expensed $1.7 million in fees related to the restructuring effort.

Pro forma interest expense decreased $2.6 million from $4.8 million in the second quarter of 2004 to $2.2 million in the second quarter of 2005. Pro forma interest expense does not include interest related to our Senior Notes, which were converted to equity during the reorganization. The decrease in interest expense relates to a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the 2004 Term Loan, and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each Norwegian credit facility effective for the first quarter of 2005.

Amortization of deferred financing costs decreased approximately $7.4 million when comparing the second quarter of 2004 to the second quarter of 2005. This decrease is attributable to the majority of deferred financing costs being expensed during the second quarter of 2004 when the Senior Notes and 2004 Term Loan became immediately due and payable upon demand as a result of defaults.

We recorded a consolidated income tax expense in the second quarter of 2005 of $3.0 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in the second quarter of 2004 of $1.4 million, also primarily related to our Norwegian operations. We have recognized a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

Comparison of Pro forma Results for the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

The following financial information reflects the pro forma financial statements for the six months ended June 30, 2005 compared to pro forma financial statements for the same period in 2004, in each case prepared as if the financial restructuring occurred prior to each period presented. The pro forma financial information reflects the consummation of our plan of reorganization, including the exchange of the Senior Notes into new common stock and the adoption of new accounting policies, which are discussed in more detail in Note 4 to the financial statements in Item 1. The pro forma financial information should be read in conjunction with the consolidated financial statements, related notes and other financial information included therein.

The pro forma financial information adjustments are based on available information and assumptions believed to be reasonable by management. The pro forma financial information does not present our results of operations as if the had the reorganization occurred on the date specified (in thousands).

	Pro forma Results for the
	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Charter hire	$77,344	$49,213
Amortization of non-cash deferred revenues	3,837	3,837
Other vessel income	72	102
Total revenues	81,253	53,152

Operating expenses:
Direct vessel operating expenses and other	44,456	44,832
General and administrative	11,082	7,826
Depreciation and amortization expense	12,738	12,574
Impairment of long-lived assets	-	8,584
Loss on assets held for sale	-	8,674
(Gain) loss on sales of assets	(276)	11
Total operating expenses	68,000	82,501

Operating income (loss)	13,253	(29,349)

Reorganization costs	(6,659)	(1,698)
Interest expense	(4,620)	(6,834)
Amortization of deferred financing costs	(162)	(7,700)
Loss on early retirement of debt	-	(618)
Other income (loss), net	(5)	634
Loss before income taxes	1,807	(45,565)

Income tax expense (benefit)	4,739	(1,989)

Net loss	$(2,932)	$(43,576)

A reconciliation of the actual results to the pro forma results for the six months ended June 30, 2004 is as follows (in thousands):

	Successor	|	Predecessor
	Company	|	Company	Combined			Combined
	Period from	|	Period from	Actual results			Pro forma results
	March 15, 2005	|	January 1, 2005	for the Six			for the Six
	through	|	through	months ended	Pro forma		months ended
	June 30, 2005	|	March 14, 2005	June 30, 2005	Adjustments		June 30, 2005
		|
		|		(Unaudited)
Revenues:		|
Charter hire	$47,475	|	$29,869	$77,344	$-		$77,344
Amortization of non-cash deferred revenues	3,837	|	-	3,837	-		3,837
Other vessel income	55	|	17	72	-		72
Total revenues	51,367	|	29,886	81,253	-		81,253
		|
Operating expenses:		|
Direct vessel operating expenses and other	26,962	|	16,217	43,179	1,277	(a)	44,456
General and administrative	7,021	|	4,030	11,051	31	(b)	11,082
Amortization of marine inspection costs	-	|	2,055	2,055	(2,055)	(a)	-
Depreciation and amortization expense	7,497	|	6,703	14,200	(1,462)	(c)	12,738
Loss on sales of assets	(278	)|	2	(276)	-		(276)
Total operating expenses	41,202	|	29,007	70,209	(2,209)		68,000
		|
Operating income	10,165	|	879	11,044	2,209		13,253
		|
Reorganization costs	-	|	(6,659)	(6,659)	-		(6,659)
Gain on debt discharge	-	|	166,459	166,459	(166,459)	(d)	-
Fresh-start adjustments	-	|	(219,008)	(219,008)	219,008	(e)	-
Interest expense	(2,680	)|	(1,940)	(4,620)	-		(4,620)
Amortization of deferred financing costs	(112	)|	(50)	(162)	-		(162)
Other income (loss), net	(10	)|	5	(5)	-		(5)
Income (loss) before income taxes	7,363	|	(60,314)	(52,951)	54,758		1,807
		|
Income tax expense	3,692	|	1,047	4,739	-		4,739
		|
Net income (loss)	$3,671	|	$(61,361)	$(57,690)	$54,758		$(2,932)

(a) Reflects the increase to operating expenses and reduction in amortization of marine inspection costs due to the change in accounting methods for marine inspection costs on the Exit Date.
(b) Reflects the increase to general and administrative costs to recognize the equity-based compensation expense due to the adoption of SFAS 123R on the Exit Date.
(c) Reflects a decrease in depreciation expense related to the pro forma application of negative goodwill to our long-lived assets and the estimation of new remaining useful lives on the Exit Date.
(d) Eliminates the gain on debt discharge recognized on the Exit Date.
(e) Eliminates the fresh-start adjustment expense recognized on the Exit Date.

	Actual results			Pro forma results
	for the Six			for the Six
	months ended	Pro forma		months ended
	June 30, 2004	Adjustments		June 30, 2004

		(Unaudited)
Revenues:
Charter hire	$49,213	$-		$49,213
Amortization of non-cash deferred revenues	-	3,837	(a)	3,837
Other vessel income	102	-		102
Total revenues	49,315	3,837		53,152

Operating expenses:
Direct vessel operating expenses and other	37,541	7,291	(b)	44,832
General and administrative	7,677	149	(c)	7,826
Amortization of marine inspection costs	6,013	(6,013)	(b)	-
Depreciation and amortization expense	16,674	(4,100)	(d)	12,574
Impairment of long-lived assets	8,584	-		8,584
Loss on assets held for sale	8,674	-		8,674
(Gain) loss on sales of assets	11	-		11
Total operating expenses	85,174	(2,673)		82,501

Operating income (loss)	(35,859)	6,510		(29,349)

Reorganization costs	(1,698)	-		(1,698)
Interest expense	(17,928)	11,094	(e)	(6,834)
Amortization of deferred financing costs	(7,700)	-		(7,700)
Loss on early retirement of debt	(618)	-		(618)
Other income (loss), net	634	-		634
Loss before income taxes	(63,169)	17,604		(45,565)

Income tax expense (benefit)	(1,989)	-		(1,989)

Net loss	$(61,180)	$17,604		$(43,576)

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
(d) Reflects a decrease in depreciation expense related to the pro forma application of negative goodwill to our long-lived assets and the estimation of new remaining useful lives on the Exit Date.
(e) Reduces interest expense by the amount of Senior Notes interest, which was converted to equity on the Exit Date.

The following discussion is based on pro forma operating results for comparison purposes. Pro forma results differ materially from our actual results reported.

Our charter hire revenues for the first six months of 2005 were $77.3 million compared to $49.3 million in the first six months of 2004, which is an increase of $28.1 million or 57%. In addition to the increase in day rates and utilization discussed previously, a weaker U.S. dollar relative to the Norwegian kroner caused a $3.6 million favorable impact on revenues when comparing the first six months of 2004 to the first six months of 2005.

Pro forma direct vessel operating expenses decreased 1% from $44.8 million in the first six months of 2004 to $44.5 million in the first six months of 2005. The decrease is primarily due to a reduction in marine inspection costs of $2.3 million, offset by the affect of changes in NOK to USD translation rates on operating expenses which increased operating expenses by approximately $1.4 million and increased supplies and maintenance costs. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs will be expensed as incurred. For pro forma purposes, we have assumed that the change in accounting methods was adopted prior to each period presented. Therefore, no amortization of deferred marine inspection costs is reported in this pro forma analysis. Included in direct vessel operating expenses for the six months ended June 30, 2004 and 2005 are $7.3 million and $5.0 million, respectively, of marine inspection costs that have been expensed as incurred on a pro forma basis. The decrease in marine inspection expenditures was primarily related to a large number of marine inspections being incurred during the first half of 2004, offset by the de-stacking of three Gulf of Mexico supply boats during the second quarter of 2005.

Pro forma general and administrative expenses increased 42% from $7.8 million to $11.1 million when comparing the first six months of 2004 to the first six months of 2005. The increase in general and administrative expenses is related to increased consulting fees, stock compensation expense and insurance costs.

Our pro forma depreciation and amortization expense increased $0.1 million from $12.6 million in the first six months of 2004 to $12.7 million in the first six months of 2005 on a pro forma basis. Pro forma depreciation and amortization was computed as if our emergence from bankruptcy occurred at the beginning of each period presented. Therefore, pro forma depreciation and amortization reflects the adjustment to recognize all assets at their fair market values, the application of negative goodwill to long-lived assets and the estimation of new remaining useful lives. The slight depreciation increase is related to changes in the NOK to USD currency translation rates, offset by the sales of North Sea vessels in July 2004 and April 2005, which were being depreciated during the first six months of 2004.

During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during the first six months of 2005.

During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs and we recorded a charge of $8.7 million during the second quarter of 2004.

Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the second quarter of 2005, we expensed $1.7 million in fees related to the restructuring effort.

Pro forma interest expense decreased $2.2 million from $6.8 million in the first six months of 2004 to $4.6 million in the first six months of 2005. Pro forma interest expense does not include interest related to our Senior Notes, which were exchanged to equity during the reorganization. The decrease in interest expense relates to a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the 2004 Term Loan, and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 100 basis points on each Norwegian credit facility effective for the first quarter of 2005.

Amortization of deferred financing costs decreased approximately $7.5 million when comparing the first six months of 2004 to the first six months of 2005. This decrease is attributable to the majority of deferred financing costs being expensed during the second quarter of 2004 when the Senior Notes and 2004 Term Loan became immediately due and payable upon demand as a result of defaults.

In February 2004, we refinanced a portion of our U.S. dollar debt and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

We recorded a consolidated income tax expense in the first six months of 2005 of $4.7 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in the first six months of 2004 of $2.0 million, also primarily related to our Norwegian operations. We have recognized a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

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

On March 15, 2005, we repaid and retired the debt outstanding under our DIP Credit Facility with the Exit Credit Facility, which amortizes and has a final maturity of February 21, 2010. Similar to the DIP Credit Facility, the Exit Credit Facility provides our U.S. operations with additional credit capacity. As of June 30, 2005, we had $54.6 million outstanding under the secured term loan component of our Exit Credit Facility and $5 million of indebtedness outstanding under our revolving credit facility. Interest is recorded on our Exit Credit Facility based on variable interest rates, plus the applicable margin, subject to floors. We have the ability to select our interest rate based on LIBOR or Prime rates, plus an applicable margin of 525 basis points or 425 basis points, respectively (8.7% at June 30, 2005). We may set interest rates over periods ranging from one to three months. The Exit Credit Facility also contains a commitment fee of 1% on the unused portion of our revolving credit facility.

The Exit Credit Facility is secured by substantially all of our domestically owned assets, including vessels working in other locations and accounts receivable, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, our two primary North Sea subsidiaries and is guaranteed by substantially all of our domestic and international subsidiaries.

Our Exit Credit Facility provides for certain financial and other covenants including affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, in each case without the consent of the lenders, as well as covenants establishing maximum capital expenditures, maximum maintenance and marine inspection costs, minimum EBITDA, as defined therein, and maximum leverage ratio. Payment on the debt outstanding under our Exit Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million and occurrence of a material adverse effect. Mandatory prepayments may also be required upon certain events including asset sales, debt issuances, and excess cash flow as defined. We may not make any voluntary prepayments of the facility before March 15, 2006, the first anniversary of the funding. After that date, prepayments may be made at premiums of 3%, 2% and 1% for prepayments occurring before the second, third and fourth anniversaries of the funding, respectively. If accepted by the lenders, funds generated from equity issuances can be used as prepayments before the fourth anniversary without the incurrence of prepayment fees. We obtained the consent of the Exit Credit Facility lenders for the sale of the five linehandler vessels described in Note 8 to the financial statements included in Item 1above, as of April 13, 2005. Although we notified the Exit Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, as described in Note 8 above, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on our Trico Supply Bank Facility was not obtained from the Exit Credit Facility lenders until May 9, 2005, in connection with which we agreed to permanently reduce the availability of the Trico Supply Bank Facility by the amount of such proceeds, and agreed to pay default interest to the Exit Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee. Also on May 9, 2005, we obtained the consent of the Exit Credit Facility lenders for the July 2005 sale of a PSV, which is described in Note 8.

Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At June 30, 2005, we had approximately $18.8 million in cash, of which $10.8 million was unrestricted. In addition to cash on hand, our Trico Supply Bank facility has a total facility amount of NOK 600 million ($91.8 million) of which NOK 250 million ($38.2 million) was outstanding as of June 30, 2005. However, due to liquidity and other restrictions, we had NOK 267 million ($40.8 million) of remaining available capacity under the Trico Supply Bank Facility at June 30, 2005. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. The Trico Supply Bank Facility availability reduces by NOK 40 million ($6.1 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted. As of June 30, 2005, we had $15.0 million of remaining available capacity under our Exit Credit Facility’s revolving credit facility.

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

During 2005 and the first quarter of 2006, our current plan requires us to fund our U.S. operations by utilizing the revolving credit facility of the Exit Credit Facility. A large amount of payments made to financial advisors in the second quarter of 2005 required us to utilize approximately $5 million of the facility’s $20 million capacity. We are currently in compliance with the financial covenants in the Exit Credit Facility. In addition, we have performed an analysis of the financial covenants under the Exit Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged for the rest of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to decline more than fifteen percent from June 30, 2005, for example, on actively marketed vessels, we may have difficulty complying with the covenants in the agreement relating to our earnings before interest, taxes, depreciation and amortization, as defined in the Exit Credit Facility, for our U.S. operations. We refer to this covenant as the “U.S. EBITDA Covenant.” In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million from our international subsidiaries. If our U.S. operations have difficulty complying with these covenants based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our Exit Credit Facility, our NOK Term Loan and our Trico Supply Bank Facility on our ability to repatriate funds from Norway, we do not expect to require the repatriation of funds in order to comply with the U.S. EBITDA Covenant in excess of the amount that we would be permitted to repatriate under those restrictions, if any such repatriation is required (read “Business and Properties - Cautionary Statements - Risks Relating to our Reorganization and Financial Condition - We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility” included in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2004).

Although we do not expect to repatriate cash from our Norwegian subsidiary in 2005, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway in the future. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of June 30, 2005, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital depends on a number of factors, including:

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

All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner. As stated above, the available borrowing capacity under the Trico Supply Bank Facility was limited to approximately $40.8 million at June 30, 2005.

In 2004, we and our Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and Trico Supply Bank Facility to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0x to 5.5x effective as of December 31, 2004. With these covenant modifications, and assuming that we comply with certain applicable restrictions in our Exit Credit Facility, we believe that we will be able to repatriate cash tax-efficiently from Norway without incurring a default under the Trico Supply Bank Facility or the NOK Term Loan. In exchange for these and other modifications to the credit agreements, our effective applicable margin increased 100 basis points on each facility.

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

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK 800 million ($122.4 million) revolving credit facility as a current liability in the December 31, 2004 consolidated balance sheet. We refer to this credit facility as the Trico Supply Bank Facility. For future cash flow planning purposes, we consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the Trico Supply Bank Facility, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 250 million ($38.2 million) and NOK 340 million ($55.9 million) outstanding under this facility as of June 30, 2005 and December 31, 2004, respectively. The Trico Supply Bank Facility has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility

The following financial information and discussion reflects the Predecessor and Successor companies’ actual combined statements of cash flows for the six months ended June 30, 2005 compared to the same period in 2004 (in thousands).

	Successor	|	Predecessor
	Company	|	Company
	Period from	|	Period from	Combined
	March 15, 2005	|	January 1, 2005	Six months	Six months
	through	|	through	ended	ended
	June 30, 2005	|	March 14, 2005	June 30, 2005	June 30, 2004
Net income (loss)	$3,671	|	$(61,361)	$(57,690)	$(61,180)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	7,592	|	8,808	16,400	33,288
Amortization of deferred revenues (see Note 5)	(3,837)	|	-	(3,837)	-
Deferred marine inspection costs	-	|	(1,277)	(1,277)	(7,291)
Deferred income taxes	3,258	|	1,397	4,655	(1,956)
Gain on debt discharge	-	|	(166,459)	(166,459)	-
Fresh start adjustments	-	|	219,008	219,008	-
Impairment of long-lived assets	-	|	-	-	8,584
Loss on assets held for sale	-	|	-	-	8,674
Loss on early retirement of debt	-	|	-	-	618
Loss (gain) on sales of assets	(278)	|	2	(276)	11
Provision for doubtful accounts	40	|	40	80	505
Stock compensation expense	1,553	|	9	1,562	38
Change in operating assets and liabilities:		|
Accounts receivable	(7,100)	|	2,404	(4,696)	810
Prepaid expenses and other current assets	(1,087)	|	(630)	(1,717)	(997)
Accounts payable and accrued expenses	(4,167)	|	7,676	3,509	10,225
Other, net	298	|	(449)	(151)	(1,143)
Net cash provided by (used in) operating activities	(57)	|	9,168	9,111	(9,814)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(686)	|	(947)	(1,633)	(4,874)
Proceeds from sales of assets	1,552	|	-	1,552	110
Increase in restricted cash	(965)	|	508	(457)	(6,308)
Other, net	(26)	|	(211)	(237)	(283)
Net cash used in investing activities	(125)	|	(650)	(775)	(11,355)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	1,788	|	-	1,788	-
Proceeds from issuance of debt	59,550	|	54,550	114,100	55,365
Repayment of debt	(69,013)	|	(56,771)	(125,784)	(35,014)
Deferred financing costs and other	-	|	(375)	(375)	(2,284)
Net cash (used in) provided by financing activities	(7,675)	|	(2,596)	(10,271)	18,067
		|
Effect of exchange rate changes on cash and cash equivalents	(459)	|	62	(397)	(221)
		|
Net (decrease) increase in cash and cash equivalents	(8,316)	|	5,984	(2,332)	(3,323)
Cash and cash equivalents at beginning of period	19,154	|	13,170	13,170	25,892
Cash and cash equivalents at end of period	$10,838	|	$19,154	$10,838	$22,569

During the first six months of 2005, $9.1 million in funds were provided by operating activities compared to $9.8 million used in operating activities during the first six months of 2004. Operating cash flows increased by $18.9 million, primarily due to a $28.1 million increase in charter hire revenues, offset by cash flow changes in working capital. The working capital changes primarily relate to increased accounts receivables from the revenue increase and the timing of payables at the end of the periods.

In the first six months of 2005, $0.1 million was used in investing activities, compared with $11.4 million used in investing activities in the first six months of 2004. Capital expenditures decreased by $3.2 million, primarily due to the lack of major capital projects during 2005. The 2004 use of cash was primarily a result of the February 2004 refinancing of the Bank Credit Facility, which required us to cash collateralize our outstanding letters of credit, resulting in a use of $6.0 million of cash that was previously unrestricted.

Cash used in financing activities was $10.3 million in the first six months of 2005 compared to $18.1 million provided by financing activities in the first six months of 2004. We refinanced the $54.6 million outstanding balance under the 2004 Term Loan with the DIP Credit Facility on January 19, 2005 and later refinanced the DIP Credit Facility with the Exit Credit Facility on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million. In addition, excess cash on hand in the North Sea during the six months of 2005 was used to repay amounts outstanding under the Trico Supply Bank Facility and we used $5.0 million of our U.S. revolving credit facility during the second quarter of 2005. In 2004, we refinanced our Bank Credit Facility in the U.S. with the 2004 Term Loan, which generated $20.4 million in net proceeds.

Our liquidity and ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our:

•	ability to maintain adequate cash on hand, including our ability to repatriate cash from our foreign subsidiaries in a tax efficient manner;
•	ability to generate positive cash flow from operations;
•	ability to comply with the credit agreements described in Note 13 to the financial statements in Item 1, and
•	ability to achieve profitability following the reorganization.

In general, we operate through two primary operating segments, the Gulf of Mexico and the North Sea. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime make it difficult for us to effectively transfer the financial resources from one segment for the benefit of the other. During the three year period preceding the reorganization, our U.S. Gulf of Mexico operating segment incurred significant losses while operating under a significant debt burden, and had not been able to utilize the financial resources of our North Sea operating segment, which carried a lower level of debt.

The following table summarizes our contractual commitments as of June 30, 2005 (in thousands):

Description	6 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	12 Months ending December 31, 2010	Thereafter	Total
Debt (1)	$2,401	$20,862	$6,258	$6,258	$44,496	$45,808	$4,400	$130,483
Interest on fixed rate debt (2)	406	659	544	467	391	314	493	3,274
Interest on variable rate debt	4,547	6,363	5,711	5,296	4,499	547	-	26,963
Operating leases	754	1,468	1,445	1,387	1,387	1,376	3,111	10,928
Pension obligations	510	387	387	387	387	387	1,454	3,899
Total	$8,618	$29,739	$14,345	$13,795	$51,160	$48,432	$9,458	$175,547

(1) Excludes fresh-start debt premium. We consider the Trico Supply Bank Facility to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009; therefore, the above table shows the Trico Banking Facility being repaid in its final year of maturity in September of 2009. The Trico Supply Bank Facility is classified as current in accordance with GAAP requirements.
(2) Calculated at the rate applicable at June 30, 2005. Although the Trico Supply Bank Facility is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until full its maturity of 2009.

We have issued standby letters of credit totaling $6.5 million as of June 30, 2005. As a result of the provisions within the letter of credit agreements and the retirement of the Bank Credit Facility, we posted the entire balance of standby letters of credit plus 5% ($6.8 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At June 30, 2005, we did not have any planned capital expenditures other than approximately $2.6 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2005. In addition, we anticipate spending approximately $5.0 million to fund upcoming vessel marine inspections during the remainder of 2005.

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

On April 29, 2005, we filed a shelf registration statement with the Securities and Exchange Commission, or the “Commission”, which was declared effective by the Commission on May 20, 2005. The shelf registration statement covers the offer and sale from time to time: (1) by us of 2,000,000 shares of our common stock and (2) by the selling stockholders named in the registration statement of up to 6,996,200 shares of our common stock. This registration statement was declared effective by the Commission during the second quarter of 2005. Except as may be provided in any particular offering, we intend to use the net proceeds we receive from any sale of securities by us under the registration statement to repay our outstanding indebtedness and, to the extent permitted under our credit agreements, for general corporate purposes. We will not receive any proceeds from the sale of the shares of common stock that may be offered by the selling stockholders.

Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the near term may be limited, however. Under the terms of our registration rights agreement with certain of our existing common stockholders, we may be prohibited from affecting certain transactions in our common stock, including any public offering of common stock, while these affiliates are affecting an underwritten offering of their common stock. As a result, our ability to opportunistically access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity, such as our credit facilities, even if those sources are less attractive to us than selling primary shares of our common stock in the market.

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

Financial reporting by entities in reorganization. While under Chapter 11 of the bankruptcy code, the financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required us to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise separately from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Bankruptcy. According to our confirmed plan of reorganization, only our Senior Notes and the related accrued interest were subject to compromise. In addition, we discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”). Upon confirmation of the plan of reorganization by the Bankruptcy Court, we adopted “fresh-start” accounting as required by SOP 90-7 on the effective date of the reorganization.

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

Accounting for long-lived assets. We have approximately $250.4 million in net property and equipment (excluding assets held for sale) at June 30, 2005, which comprises approximately 77% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy) and the application of fresh-start accounting described in Note 4 to the financial statements in Item 1.

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

Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of June 30, 2005, we had approximately 17 cold-stacked vessels after having activated three cold-stacked vessels in the second quarter of 2005. We have concluded that none of these vessels will be withdrawn from service in the next twelve months; however a decision to market and sell two of these cold-stacked vessels was made on April 29, 2005. In performing our impairment analysis, we have estimated the costs to destack these vessels, and included those costs in our cash flow projections. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.

Restricted cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At June 30, 2005, the majority of the total restricted cash balance of $7.9 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $6.9 million has been classified as “Restricted cash - noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $1.0 million at June 30, 2005, which are classified as current assets.

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

Equity-based compensation. Following the accounting guidance set forth SOP 90-7, we adopted SFAS No. 123R upon emerging from bankruptcy on March 15, 2005. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we will measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. As a result of issuing stock options in connection with the emergence of bankruptcy, some of which were immediately vested, we recorded approximately $1.1 million of compensation expense related to the adoption of SFAS No. 123R during the six months ended June 30, 2005.

Deferred revenue on unfavorable contracts. During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Significant assumptions in determining the unfavorable contract value included estimates of current market rates for similar term contracts and estimates of the likelihood of our option periods under the contracts being exercised by the charterer. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the period from March 15, 2005 to June 30, 2005, the Company recorded approximately NOK 25.1 million ($3.8 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 77.8 million ($11.9 million at June 30, 2005) is included in “Deferred revenues on unfavorable contracts” in the consolidated balance sheet at June 30, 2005.

New Accounting Standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatory redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard is expected to be issued in the third quarter of 2005. Although the Company is in process of analyzing this proposed statement, it is likely that the statement will lower diluted EPS in future periods.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined as reporting results as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements or results of operations unless a future change in accounting principle is made.

In June 2004, the FASB issued an exposure draft entitled “Fair Value Measurements.” This proposed standard will define fair value and establish a framework for applying the fair value measurement objective in GAAP. The statement will focus on "how" to measure fair value, not "what" to measure at fair value, and is intended to improve the consistency and comparability of the measurements, codify and simplify the guidance that currently exists for developing the measurements, and improve disclosures about the measurements. The proposed standard is expected to be issued in the third quarter of 2005, and is proposed to be effective for fiscal years beginning after June 15, 2005. The adoption of this proposed standard is not expected to have a material impact on the Company’s financial statements or results of operations.

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

A significant number of covenants under our credit facilities limit many aspects of our operations, including our ability to incur additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the U.S., sales of assets, making investments and entering into unapproved joint ventures, in each case without the consent of the lenders. In addition, other covenants restrict the amount of capital expenditures and maintenance and marine inspection costs that may be incurred and impose minimum EBITDA requirements and maximum leverage ratios. During the normal course of operating our business, we may not always be able to comply with one or more of these covenants, and therefore may need to seek waivers, amendments or consents from our lenders. While we have amended our Exit Credit Agreement and/or obtained waivers there under three times since March 15, 2005, in order to permit us to consummate a transaction or to cure inadvertent defaults or potential defaults, there is no assurance that our lenders will waive covenants for future potential transactions or future breached of these covenants, or that such waivers will be obtained without the payment of fees, which could be substantial. If we are unable to obtain a waiver of any future violations, our lenders could declare all amounts outstanding under our credit agreements to be immediately due and payable. Moreover, all of our debt has customary cross-default provisions, which means that an event of default under one of our debt instruments may trigger defaults under our other debt instruments. If such an event were to occur, we would not have sufficient financial resources to repay our indebtedness and our ability to operate our business would be substantially impaired.

Additional important risk factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements includes the following:

Risks Relating to our Reorganization and Financial Condition

•	We are highly dependent on external sources of financing and improved cash flow to meet our obligations and reduce our indebtedness in the future. If we are unable to increase our cash flow, we may not be able to meet our obligations under our credit facilities and we may not be able to secure additional financing or have sufficient capital to support our operations.

•	Our financial and other covenants under our credit facility may limit operating flexibility and our ability to obtain additional financing.

•	We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility.

•	We may face material tax consequences or assessments in countries in which we operate. If a tax assessment is levied against us, then our net income and cash available to service our credit facilities or repay them when due could be substantially reduced.

•	Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

•	Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.

•	The costs associated with our reorganization have negatively impacted our cash flows from operations during the first and second quarters of 2005.

•	Currency fluctuations could adversely affect our financial condition and results of operations.

•	Our ability to issue primary shares in the equity capital markets for the benefit of the Company in the short-term could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of new common stock in the public market, which may depress the market price of our stock.

•	The level of trading activity in our new common stock may be reduced because the market for and liquidity of our shares may be volatile and is limited.

Risks Relating to our Operations

•	Our fleet includes many older vessels that require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.

•	Increases in the supply of new generation offshore supply vessels could decrease day rates.

•	Operating internationally poses uncertain hazards that increase our operating expenses.

•	Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.

•	Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.

•	Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

•	We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

•	The loss of a key customer could have an adverse impact on our financial results.

•	The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.

•	Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.

•	Unionization efforts could increase our costs or limit our flexibility.

•	The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

Risks Relating to our Industry

•	We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

•	Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate due to new vessel construction and the mobilization of vessels between market areas, may adversely affect demand for our vessels.

•	The marine support service industry is highly competitive. If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2005, other than those outlined elsewhere in this Quarterly Report. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2004 Annual Report on Form 10-K in conjunction with the information contained in this Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on June 15, 2005.

(b)	At the Annual Meeting, Richard A. Bachmann and Kenneth M. Burke were re-elected to serve until the annual meeting of stockholders for the year 2008. In addition to the directors elected at the Annual Meeting, the terms of Joseph S. Compofelice, Myles W. Scoggins, Edward C. Hutcheson, Jr., and Per Staehr continued after the Annual Meeting.

(c)	At the Annual Meeting, holders of shares of the Company’s common stock elected Messrs. Bachmann and Burke with the number of votes cast for and withheld for such nominees as set forth below.

Name	For	Withheld
Richard A. Bachmann	4,722,446	6,000
Kenneth M. Burke	4,722,446	6,000

At the Annual Meeting, holders of shares of the Company’s common stock also ratified the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2005 with the number of votes as set forth below:

For	Withheld	Abstain	Broker Non-Votes
4,728,446	-	2,121,600	-

Item 5. Other Information.

On August 8, 2005, the Company entered into an employment agreement with Mr. Varma (the “Varma Agreement”) as General Counsel, Secretary and Director of Corporate Governance. Pursuant to the terms of the Varma Agreement, Mr. Varma will receive an annual base salary of $190,000. Mr. Varma will also be eligible to participate in the Company’s annual cash incentive plan as approved from time to time by the Board in amounts to be determined by the Board (or a duly authorized committee thereof) based upon criteria established by the Board. Mr. Varma will be entitled to participate in all benefits, plans and programs and other employee benefits of the sort provided to other similarly-situated executive employees of the Company. The Varma Agreement also contains certain non-competition and non-disclosure provisions that are effective throughout the term of Mr. Varma’s employment and for a period of one year thereafter.

The Varma Agreement is effective for a term of one year beginning on May 2, 2005, and will be extended for successive one year terms unless either party gives written notice to the other that no such extension shall occur. If Mr. Varma’s employment is terminated by the Company prior to expiration of the term, then, upon his termination, regardless of the reason therefore, all compensation and benefits to Mr. Varma shall terminate with the termination of his employment. However, if Mr. Varma is terminated by the Company for any reason other than his death, disability, or cause, or if Mr. Varma terminates his employment with the Company for good reason, then Mr. Varma will be entitled to the following termination benefits: (i) a lump sum cash payment equal to the sum of (A) one year of his annual base salary at the rate in effect on the date of termination of his employment and (B) any bonus that Mr. Varma has earned and accrued as of the date his employment with the Company is terminated, (ii) all of the outstanding stock options, restricted stock awards and other equity based awards granted by Company to Mr. Varma shall become fully vested and immediately exercisable on the date his employment with the Company is terminated, and (iii) health coverage (collectively, the “Varma Termination Benefits”), except that if Mr. Varma is terminated within twelve months after a change in control occurs, then the Varma Termination Benefits will be reduced by an amount equal to one year of his annual base salary at the rate in effect on the date of such change in control.

The foregoing description of the Varma Agreement is qualified in its entirety by reference to the Varma Agreement, a copy of which is filed as Exhibit 10.15 to this Quarterly Report and is incorporated by reference into this Item 5.

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

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 16, 2005).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
10.1	$75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005).
10.2
First Waiver and Amendment, dated as of March 15, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated May 10, 2005).

10.3
Second Amendment, dated as of April 13, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated May 10, 2005).

10.4
Consent, Waiver and Third Amendment, dated as of May 9, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated May 10, 2005).

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

10.7*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).
10.8*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).
10.9*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).
10.10*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).
10.11*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).
10.12*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).
10.13*	Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated March 16, 2005).
10.14*	Summary of Compensation for our Interim Chief Executive Officer (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q dated May 10, 2005).
10.15*	Employment Agreement dated as of August 8, 2005, between Trico Marine Services, Inc. and Rishi Varma. (1)
10.16	Consent, Waiver and Fourth Amendment, dated as of August 1, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of August 1, 2005. (1)
18	Preferability letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 18 to our Quarterly Report on Form 10-Q dated May 10, 2005).
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
_________________
*	Management Contract or Compensation Plan or Arrangement.
(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Trevor Turbidy
Trevor Turbidy
Vice President and Chief Financial Officer
(principal financial officer)
Date: August 9, 2005

