Form 10-Q
period 2005-09-30
TRICO MARINE SERVICES INC
filed 2005-11-04
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28316

Trico Marine Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

2401 Fountainview Drive, Suite 920 Houston, Texas (Address of principal executive offices)	77057 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at October 31, 2005 was 14,637,942.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of September 30, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Successor	|	Predecessor
	Company	|	Company
	September 30,	|	December 31,
ASSETS	2005	|	2004
Current assets:		|
Cash and cash equivalents	$14,491	|	$13,170
Restricted cash	584	|	1,293
Accounts receivable, net	40,331	|	34,373
Prepaid expenses and other current assets	2,750	|	1,405
Assets held for sale	490	|	3,883
Total current assets	58,646	|	54,124
		|
Property and equipment:		|
Land and buildings	1,846	|	3,774
Marine vessels	254,355	|	659,289
Construction-in-progress	51	|	32
Transportation and other	1,392	|	5,240
	257,644	|	668,335
Less accumulated depreciation and amortization	13,474	|	209,124
Net property and equipment	244,170	|	459,211
		|
Restricted cash - noncurrent	7,063	|	6,232
Other assets	11,782	|	31,188
Total assets	$321,661	|	$550,755
		|
LIABILITIES AND STOCKHOLDERS' EQUITY		|
Current liabilities:		|
Short-term and current maturities of debt	$53,384	|	$60,902
Accounts payable	6,804	|	6,495
Accrued expenses	8,899	|	7,994
Accrued insurance reserve	3,544	|	4,420
Accrued interest	633	|	518
Income taxes payable	405	|	455
Total current liabilities	73,669	|	80,784
		|
Liabilities subject to compromise:		|
Senior Notes	-	|	250,000
Accrued interest on Senior Notes	-	|	25,179
		|
Long-term debt, including premiums	70,379	|	86,229
Deferred income taxes	44,957	|	40,010
Deferred revenues on unfavorable contracts (see Note 4)	8,661	|	-
Other liabilities	2,225	|	4,712
Total liabilities	199,891	|	486,914
		|
Commitments and contingencies		|
Stockholders' equity:		|
Preferred stock, $.01 par value, 5,000,000 shares authorized and		|
zero shares issued at Septmber 30, 2005 and December 31, 2004	-	|	-
Old Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569		|
shares issued and 36,965,537 shares outstanding at December 31, 2004	-	|	370
New Common stock, $.01 par value, 25,000,000 shares authorized, and		|
10,364,408 shares issued and outstanding at September 30, 2005	104	|	-
Warrants - Series A	1,649	|	-
Warrants - Series B	635	|	-
Additional paid-in capital	113,823	|	338,071
Retained earnings (accumulated deficit)	12,221	|	(310,797)
Unearned compensation	(1,500)	|	(119)
Cumulative foreign currency translation adjustment	(5,162)	|	36,317
Treasury stock, at par value, zero and 72,032 shares at September 30, 2005		|
and December 31, 2004	-	|	(1)
Total stockholders' equity	121,770	|	63,841
		|
Total liabilities and stockholders' equity	$321,661	|	$550,755

The accompanying notes are an integral part of these consolidated financial statements.

1

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)
		|
	Successor	|	Predecessor
	Company	|	Company
	Three months	|	Three months
	ended	|	ended
	September 30, 2005	|	September 30, 2004
Revenues:		|
Charter hire	$43,872	|	$29,455
Amortization of non-cash deferred revenues (See Note 4)	3,235	|	-
Other vessel income	19	|	33
Total revenues	47,126	|	29,488
		|
Operating expenses:		|
Direct vessel operating expenses and other	19,886	|	19,072
General and administrative	6,205	|	4,936
Amortization of marine inspection costs	-	|	2,632
Depreciation and amortization expense	6,247	|	7,983
Gain on sales of assets	(429)	|	(12)
Total operating expenses	31,909	|	34,611
		|
Operating income (loss)	15,217	|	(5,123)
		|
Reorganization costs	-	|	(2,627)
Interest expense	(2,255)	|	(7,884)
Amortization of deferred financing costs	(97)	|	(56)
Other loss, net	(265)	|	(42)
Income (loss) before income taxes	12,600	|	(15,732)
		|
Income tax expense	4,050	|	436
		|
Net income (loss)	$8,550	|	$(16,168)
		|
		|
Basic income (loss) per common share:		|
Net income (loss)	$0.83	|	$(0.44)
Average common shares outstanding	10,294,250	|	36,890,102
		|
Diluted income (loss) per common share:		|
Net income (loss)	$0.81	|	$(0.44)
Average common shares outstanding	10,577,956	|	36,890,102

The accompanying notes are an integral part of these consolidated financial statements.

2

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Sucessor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Nine months
	through	|	through	ended
	September 30, 2005	|	March 14, 2005	September 30, 2004
Revenues:		|
Charter hire	$91,347	|	$29,869	$78,668
Amortization of non-cash deferred revenues (See Note 4)	7,072	|	-	-
Other vessel income	74	|	17	135
Total revenues	98,493	|	29,886	78,803
		|
Operating expenses:		|
Direct vessel operating expenses and other	46,848	|	16,217	56,613
General and administrative	13,226	|	4,030	12,613
Amortization of marine inspection costs	-	|	2,055	8,645
Depreciation and amortization expense	13,744	|	6,703	24,657
Impairment of long-lived assets	-	|	-	8,584
Loss on assets held for sale	-	|	-	8,674
(Gain) loss on sales of assets	(707)	|	2	(1)
Total operating expenses	73,111	|	29,007	119,785
		|
Operating income (loss)	25,382	|	879	(40,982)
		|
Reorganization costs	-	|	(6,659)	(4,325)
Gain on debt discharge	-	|	166,459	-
Fresh-start adjustments	-	|	(219,008)	-
Interest expense	(4,935)	|	(1,940)	(25,812)
Amortization of deferred financing costs	(209)	|	(50)	(7,756)
Loss on early retirement of debt	-	|	-	(618)
Other income (loss), net	(275)	|	5	592
Income (loss) before income taxes	19,963	|	(60,314)	(78,901)
		|
Income tax expense (benefit)	7,742	|	1,047	(1,553)
		|
Net income (loss)	$12,221	|	$(61,361)	$(77,348)
		|
		|
Basic income (loss) per common share:		|
Net income (loss)	$1.19	|	$(1.66)	$(2.10)
Average common shares outstanding	10,247,469	|	36,908,505	36,867,964
		|
Diluted income (loss) per common share:		|
Net income (loss)	$1.17	|	$(1.66)	$(2.10)
Average common shares outstanding	10,416,505	|	36,908,505	36,867,964

The accompanying notes are an integral part of these consolidated financial statements.

3

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Nine months
	through	|	through	ended
	September 30, 2005	|	March 14, 2005	September 30, 2004
Net income (loss)	$12,221	|	$(61,361)	$(77,348)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	13,918	|	8,808	43,959
Amortization of non-cash deferred revenues (see Note 4)	(7,072)	|	-	-
Deferred marine inspection costs	-	|	(1,277)	(8,955)
Deferred income taxes	6,480	|	1,397	(1,521)
Gain on debt discharge	-	|	(166,459)	-
Fresh start adjustments	-	|	219,008	-
Impairment of long-lived assets	-	|	-	8,584
Loss on assets held for sale	-	|	-	8,674
Loss on early retirement of debt	-	|	-	618
Loss (gain) on sales of assets	(707)	|	2	(1)
Provision for doubtful accounts	100	|	40	535
Stock compensation expense	1,809	|	9	55
Change in operating assets and liabilities:		|
Accounts receivable	(9,410)	|	2,404	1,617
Prepaid expenses and other current assets	(762)	|	(630)	(440)
Accounts payable and accrued expenses	(5,815)	|	7,676	16,584
Other, net	(1,294)	|	(449)	(970)
Net cash provided by (used in) operating activities	9,468	|	9,168	(8,609)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(1,264)	|	(947)	(5,295)
Proceeds from sales of assets	3,324	|	-	3,822
Increase in restricted cash	(685)	|	508	(6,165)
Other, net	-	|	(211)	42
Net cash provided by (used in) investing activities	1,375	|	(650)	(7,596)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	1,801	|	-	-
Proceeds from issuance of debt	60,550	|	54,550	55,365
Repayment of debt	(77,339)	|	(56,771)	(42,315)
Deferred financing costs and other	-	|	(375)	(2,284)
Net cash (used in) provided by financing activities	(14,988)	|	(2,596)	10,766
		|
Effect of exchange rate changes on cash and cash equivalents	(518)	|	62	(167)
		|
Net increase (decrease) in cash and cash equivalents	(4,663)	|	5,984	(5,606)
Cash and cash equivalents at beginning of period	19,154	|	13,170	25,892
Cash and cash equivalents at end of period	$14,491	|	$19,154	$20,286
		|
Supplemental cash flow information:		|
Income taxes paid	$649	|	$72	$17
Interest paid	$5,511	|	$1,265	$6,112
Operating cash payments from reorganization items	$-	|	$1,457	$3,805

The accompanying notes are an integral part of these consolidated financial statements.

4

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
for the nine months ended September 30, 2005
(Unaudited)
(Dollars in thousands, except share amounts)
												Cumulative
										Retained		Foreign
									Additional	Earnings		Currency			Total
	Old Common Stock		New Common Stock		Warrants - Series A		Warrants - Series B		Paid-In	(Accumulated	Unearned	Translation	Treasury Stock		Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	Compensation	Adjustment	Shares	Dollars	Equity

Balance, December 31, 2004 (Predecessor Company)	37,037,569	$370	-	$-	-	$-	-	$-	$338,071	$(310,797)	$(119)	$36,317	72,032	$(1)	$63,841

Forfeiture of restricted stock	(5,000)	-	-	-	-	-	-	-	(12)	-	12	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	-	9	-	-	-	9
Comprehensive loss:
Loss on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(1,209)	-	-	(1,209)
Net loss - January 1, 2005 through March 14, 2005	-	-	-	-	-	-	-	-	-	(61,361)	-	-	-	-	(61,361)
Comprehensive loss:															(62,570)

Reorganization adjustments	(37,032,569)	(370)	10,000,000	100	499,429	1,658	499,429	637	(230,454)	372,158	98	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	-	-	10,000,000	100	499,429	1,658	499,429	637	107,605	-	-	-	-	-	110,000

Issuances of restricted stock to employees and directors	-	-	105,000	1	-	-	-	-	2,087	-	(2,088)	-	-	-	-
Issuances of stock to advisors	-	-	100,000	1	-	-	-	-	1,099	-	-	-	-	-	1,100
Exercise of stock options	-	-	154,762	2	-	-	-	-	1,701	-	-	-	-	-	1,703
Amortization of unearned compensation	-	-		-	-	-	-	-	-	-	588	-	-	-	588
Stock based compensation	-	-	-	-	-	-	-	-	1,221	-		-	-	-	1,221
Exercise of warrants for common stock	-	-	4,646	-	(2,755)	(9)	(1,891)	(2)	110	-	-	-	-	-	99
Comprehensive loss:
Loss on foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	(5,162)	-	-	(5,162)
Net income - March 15, 2005 through Septemeber 30, 2005	-	-	-	-	-	-	-	-	-	12,221	-	-	-	-	12,221
Comprehensive income:															7,059

Balance, September 30, 2005 (Successor Company)	-	$-	10,364,408	$104	496,674	$1,649	497,538	$635	$113,823	$12,221	$(1,500)	$(5,162)	-	$-	$121,770

The accompanying notes are an integral part of these consolidated financial statements.

5
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

1. Financial statement presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the periods from January 1, 2005 through March 14, 2005, March 15, 2005 through September 30, 2005, or the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The financial statements for the period in which the Company was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 3). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”), which interest would have totaled approximately $5.1 million during the period from the Commencement Date to the Exit Date.

In accordance with SOP 90-7, the Company adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.  References to the “Successor Company” in the unaudited consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. The financial statements for the period ended December 31, 2004 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 3.

2.	Reorganization under Chapter 11

The Company’s recurring losses and negative cash flows from operations in 2002 through 2004 resulted in its reorganization proceedings. The Company emerged from Chapter 11 on March 15, 2005 and entered into a $75 million secured credit facility (the “U.S Credit Facility”).

The Debtors initiated their Chapter 11 cases on December 21, 2004 in accordance with the Bankruptcy Court’s special guidelines for “prepackaged” bankruptcy cases, pursuant to which the Debtors solicited and obtained the consent of their creditors to the terms of reorganization as set forth in the Plan prior to the filing of the Chapter 11 cases.

6
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

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

On the Exit Date, holders of the Company’s old common stock became entitled to receive warrants to purchase new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. For further information on warrants, see Note 5. In addition, on the Exit Date, the Company issued approximately 698,000 stock options to employees and the Chairman of the Board of Directors with an exercise price of $11.00 per share, as well as an aggregate award of 30,000 shares of restricted stock to independent members of the Company’s Board of Directors.

3.	Fresh-start reporting:

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

As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off of the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced its non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and discharge of the Senior Notes and related accrued interest resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the unaudited consolidated statement of operations.

The following table reflects the reorganization adjustments to the Company’s consolidated balance sheet as of March 15, 2005 (Unaudited) (in thousands):

7

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

	Predecessor			|	Successor
	Company			|	Company
	Balance Sheet			|	Balance Sheet
	as of	Reorganization	Fresh Start	|	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	|	March 15, 2005
ASSETS				|
Total current assets	$57,504	$-	$-	|	$57,504
				|
Property and equipment:				|
Land and buildings	3,771	-	(1,949)	|	1,822
Marine vessels	657,780	-	(390,405)	|	267,375
Transportation and other	5,216	-	(4,029)	|	1,187
Construction-in-progress	100	-	(36)	|	64
	666,867	-	(396,419)	|	270,448
Less accumulated depreciation and amortization	215,338	-	(215,338)	|	-
Net property and equipment	451,529	-	(181,081)	|	270,448
				|
Restricted cash - noncurrent	6,454	-	-	|	6,454
Other assets	31,305	-	(20,720)	|	10,585
Total assets	$546,792	$-	$(201,801)	|	$344,991
				|
LIABILITIES AND STOCKHOLDERS' EQUITY				|
Total current liabilities	$86,435	$-	$-	|	$86,435
				|
Liabilities subject to compromise:				|
Senior Notes	250,000	(250,000)	-	|	-
Accrued interest on Senior Notes	25,179	(25,179)	-	|	-
				|
Long-term debt, net of discounts	85,479	-	547	|	86,026
Deferred income taxes	41,185	-	-	|	41,185
Deferred revenues on unfavorable contracts (see Note 4)	-	-	16,660	|	16,660
Other liabilities	4,685	-	-	|	4,685
Total liabilities	492,963	(275,179)	17,207	|	234,991
				|
Commitments and contingencies				|
Stockholders' equity:				|
Preferred stock	-	-	-	|	-
Common stock, $.01 par value	370	(270)	-	|	100
Warrants - Series A	-	1,658	-	|	1,658
Warrants - Series B	-	637	-	|	637
Additional paid-in capital	338,059	(230,454)	-	|	107,605
Accumulated deficit	(319,609)	538,617	(219,008)	|	-
Unearned compensation	(98)	98	-	|	-
Cumulative foreign currency translation adjustment	35,108	(35,108)	-	|	-
Treasury stock, at par value	(1)	1	-	|	-
Total stockholders' equity	53,829	275,179	(219,008)	|	110,000
				|
Total liabilities and stockholders' equity	$546,792	$-	$(201,801)	|	$344,991

8
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

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

Changes to Significant Accounting Policies

Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy. The significant accounting policies disclosed in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2004 will continue to be used by the Successor Company except for the policies related to equity-based compensation, marine inspection costs, deferred revenues on unfavorable contracts (described in Note 4) and depreciable lives of property, plant and equipment.

In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $1.2 million of compensation expense related to the adoption of SFAS No. 123R during the period from March 15, 2005 to September 30, 2005 and $0.1 million for the three months ended September 30, 2005. For further information on equity-based compensation, see Note 10.

The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company will now expense marine inspection costs in the period incurred rather than deferring and amortizing the costs over the period between marine inspections. Had this change in accounting method been followed in previous periods, it would have had the following effect on net loss and earnings per share for the periods indicated:

	Period from
	January 1, 2005	Three months	Nine months
	through	ended	ended
	March 14, 2005	September 30, 2004	September 30, 2004

Net loss	$(61,361)	$(16,168)	$(77,348)
Add: Amortization of marine inspection costs
included in reported net loss	2,055	2,632	8,645

Deduct: Expenditures for marine inspection costs determined
under the "expense as incurred" method	(1,277)	(1,664)	(8,955)
Pro forma net loss	$(60,583)	$(15,200)	$(77,658)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)	$(0.44)	$(2.10)
Basic and Diluted - pro forma	$(1.64)	$(0.41)	$(2.11)

9
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

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

	Predecessor	Successor
	Company	Company
Buildings and improvements	15-40 years	7-33 years
Marine vessels	15-30 years	3-27 years
Transportation and other	5-10 years	1-9 years

4.	Deferred revenue on unfavorable contracts:

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues, operating income, and net income during future periods, particularly the remainder of 2005 and 2006. During the three months ended September 30, 2005 and the period from March 15, 2005 to September 30, 2005, the Company recorded approximately NOK 20.9 million ($3.2 million) and NOK 45.3 million ($7.1 million), respectively, of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 56.6 million ($8.7 million) is included in “deferred revenues on unfavorable contracts” in the consolidated balance sheet at September 30, 2005.

Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
3 Months ending December 31, 2005	$3,108
Year ending December 31, 2006	4,241
Thereafter	1,312
$8,661

The majority of the amortization of deferred revenue is recognized in 2005 and 2006 as the majority of the related contracts mature within this time period.

10
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

5.	Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,674 Series A Warrants and 497,538 Series B Warrants remain outstanding as of September 30, 2005. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	$-	$-
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%

Since the Exit Date, 2,755 and 1,891 shares of Series A Warrants and Series B Warrants, respectively, were exercised into common stock.

6.	Reorganization costs:

Since April 2004 through the Exit Date, the Company incurred significant costs associated with its reorganization. No reorganization costs were incurred during the periods after the Exit Date. The following summarizes the reorganization costs incurred by the Company during the periods from January 1, 2005 to March 14, 2005 and nine months ended September 30, 2004 and the three months ended September 30, 2004(in thousands):

	Period from
	January 1, 2005	Nine months	Three months
	through	ended	ended
	March 14, 2005	September 30, 2004	September 30, 2004

Professional and other fees	$6,479	$4,325	$2,627
Key employee retention program	180	-	-
Reorganization costs	$6,659	$4,325	$2,627

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

11
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

During the restructuring, the Company adopted a key employee retention plan, which calls for payments to certain key employees totaling $1.0 million payable based on service over a fifteen-month period beginning in December 2004. On each of the Commencement Date and the Exit Date, the Company made payments of approximately $0.3 million, representing the first and second of four vesting dates under the key employee retention plan. The Company made the third payment under the employee retention plan in September 2005 of approximately $0.3 million with the final payment due in March 2006.

These expenses are classified as “Reorganization costs,” a non-operating expense, in the consolidated statements of operations though the Exit Date.

7.	Assets held for sale and sales of vessels:

In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for current operating needs, the Company initiated the process to actively market two of its Gulf of Mexico class cold-stacked supply boats for sale in April 2005. The Company had previously intended to return the vessels to service. The Company entered into commitments to sell both vessels for net proceeds of approximately $1.5 million in the aggregate. These funds, once received will be set aside as restricted cash to repay debt. The U.S. Credit Facility has been amended to permit the sale of these two cold-stacked supply vessels, four crew boats with purchase options and five line handlers discussed below, proceeds of which will be used to repay a portion of the outstanding balance under the term loan component of the U.S. Credit Facility, plus applicable prepayment premiums. Because the proceeds are required to be used to repay long-term debt, these held for sale vessels have been included in other non-current assets in the accompanying unaudited balance sheet as of September 30, 2005.

During the second quarter of 2004, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated fair values of the asset less transaction costs or commissions. Based on the Company’s estimated fair value less transaction costs or commissions, the Company recorded an initial charge of approximately $8.7 million on the three North Sea class vessels during the second quarter of 2004 and recorded an additional charge of approximately $2.0 million during the fourth quarter of 2004 on the remaining two vessels. The Company sold the remaining two vessels for $1.6 million each during April and July of 2005, recognizing gains of $0.7 million in total.

During October 2004, the Company began actively marketing a group of five line handler vessels, currently operating in Brazil. The five vessels are included in “other assets” at September 30, 2005 at their aggregate book value of $1.2 million, as the estimated fair value exceeded the book value. On May 5, 2005, the Company entered into an agreement to sell the five linehandler vessels. The agreement to sell the vessels is contingent on approval from the current charterer of the vessels. As of November 3, 2005, the charterer had not approved the sale, and there can be no assurance that it will be approved in a timely manner or at all. Because the proceeds are required to repay long-term debt, these held for sale vessels have been included in other non-current assets in the accompanying unaudited balance sheet as of September 30, 2005.

The Company has four crew boats under charter with a customer in Mexico, each of which has a purchase option at the conclusion of its respective charter at agreed upon fair market values. One of the crew boats charter concluded in July 2005 and the customer exercised their purchase option with the Company at the agreed upon price of $0.6 million.

8.	Other Assets:

The Company’s other assets consist of the following at September 30, 2005 and December 31, 2004 (in thousands):

12

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

	Successor	|	Predecessor
	Company	|	Company
	September 30,	|	December 31,
	2005	|	2004
Deferred marine inspection costs, net of accumulated		|
amortization of $22.1 million at December 31, 2004	$-	|	$19,017
Deferred financing costs, net of accumulated amortization		|
of $1.1 million and $0.8 million at September 30, 2005		|
and December 31, 2004, respectively	1,095	|	882
Marine vessel spare parts	3,757	|	7,058
Assets held for sale	2,510	|	-
Other	4,420	|	4,231
Other assets	$11,782	|	$31,188

The change in deferred marine inspection costs is due to the Company’s fresh-start accounting adjustments and the subsequent change in accounting policy. See Note 3 for a discussion of changes to the Company’s marine inspection cost accounting policy. The decrease in marine vessel spare parts is related to the overall reduction in the net book value of the Company’s long-lived assets which were recorded when the negative goodwill was allocated on a pro-rata basis to reduce the book value of its long-lived assets during fresh-start accounting on March 15, 2005.

9.	Earnings per share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ending September 30, 2005 and 2004 (in thousands, except share and per share data).

	Successor	|	Predecessor
	Company	|	Company
		|
	Three months	|	Three months
	ended	|	ended
	September 30, 2005	|	September 30, 2004
		|
Net income (loss) available to common shares (numerator)	$8,550	|	$(16,168)
		|
Weighted-average common shares outstanding (denominator)	10,294,250	|	36,890,102
		|
Basic income (loss) per common share	$0.83	|	$(0.44)
		|
Net income (loss) available to common shares (numerator)	$8,550	|	$(16,168)
		|
Weighted-average common shares outstanding (denominator)	10,294,250	|	36,890,102
Effect of dilutive securities	283,706	|	-
Adjusted weighted-average shares	10,577,956	|	36,890,102
		|
Diluted income (loss) per common share	$0.81	|	$(0.44)

13
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

For the three month period ended September 30, 2005, 497,538 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period. For the three month period ended September 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 and 65,000 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the period from January 1, 2005 to March 14, 2005, the period from March 15, 2005 to September 30, 2005 and the nine months ending September 30, 2004 (in thousands, except share and per share data).

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Nine months
	through	|	through	ended
	September 30, 2005	|	March 14, 2005	September 30, 2004
		|
Net income (loss) available to common shares (numerator)	$12,221	|	$(61,361)	$(77,348)
		|
Weighted-average common shares outstanding (denominator)	10,247,469	|	36,908,505	36,867,964
		|
Basic income (loss) per common share	$1.19	|	$(1.66)	$(2.10)
		|
Net income (loss) available to common shares (numerator)	$12,221	|	$(61,361)	$(77,348)
		|
Weighted-average common shares outstanding (denominator)	10,247,469	|	36,908,505	36,867,964
Effect of dilutive securities	169,036	|	-	-
Adjusted weighted-average shares	10,416,505	|	36,908,505	36,867,964
		|
Diluted income (loss) per common share	$1.17	|	$(1.66)	$(2.10)

For the period from March 15, 2005 to September 30, 2005, 497,538 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period. For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. For the nine month period ended September 30, 2004, options to purchase 1,103,675 shares of common stock at prices ranging from $2.05 to $23.13 and 85,000 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

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

14
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, the Company is authorized to issue shares of new common stock pursuant to “Awards” granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted and unrestricted stock awards, or any combination of such Awards. Awards may be granted to key employees and directors of the Company. The Compensation Committee administers the 2004 Plan and has broad discretion in selecting 2004 Plan participants and determining the vesting period and other terms for Awards granted under the 2004 Plan.

According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock. Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant. A portion of stock option awards to employees vested upon the Company’s emergence from bankruptcy and the remaining portion vests ratably over four years, subject to certain conditions for specific employees. On the Exit Date, awards of approximately 698,000 stock options with exercise prices of $11.00 per share were issued to employees and the non-executive Chairman of the Board of Directors, and 30,000 shares of restricted stock were issued to the non-employee directors. The restrictions on the Exit Date restricted stock issuances lapsed on April 15, 2005. A portion of the options awarded to the Chief Executive Officer are performance-based and vest if the Company achieves various levels of cumulative earnings before interest, taxes, depreciation and amortization, as defined, following the grant date. These performance-based options expire three years after the grant date if the performance criteria are not met.

During September 2005, the Company issued 40,000 shares of restricted stock to the Company’s President and Chief Executive Officer, 15,000 shares of restricted stock to the Company’s Chief Financial Officer and 5,000 shares of restricted stock to the Company’s Vice President of Emerging International Markets, each in connection with the execution of employment agreements. The forfeiture restrictions relating to the shares of restricted stock granted to these executives expire ratably over periods ranging from two to three years, beginning on the first anniversary of the issuance.

During 2005, the Company issued 10,000 shares of restricted stock to the Company’s Chairman of the Board for serving as interim Chief Executive Officer and also issued 5,000 shares of restricted stock to its General Counsel upon completion of an employment agreement. The forfeiture restrictions relating to the 10,000 shares of restricted stock granted to the Chairman of the Board lapsed one month following the issuances. The forfeiture restrictions relating to the shares of restricted stock granted to the Company’s General Counsel expire ratably over three years, beginning on the first anniversary of the issuance.

In December 2004, the FASB issued a revised version of SFAS No. 123R. Following the accounting guidance set forth in SOP 90-7, the Company adopted SFAS No. 123R upon emerging from bankruptcy. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. As a result, the Company began to measure the grant date fair value of equity-based awards issued to employees and amortize the cost of that award over the period in which service is rendered. During the period from March 15, 2005 through September 30, 2005, the Company recognized approximately $1.2 million in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.3 million in compensation expense over the next 3.5 years related to options that are outstanding but not yet vested as of September 30, 2005.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the three and nine month periods ended September 30, 2004 and the period ended March 14, 2005 (in thousands, except per share data).

15
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

	Predecessor Company
	Period from
	January 1, 2005	Three months	Nine months
	through	ended	ended
	March 14, 2005	September 30, 2004	September 30, 2004

Net loss	$(61,361)	$(16,168)	$(77,348)
Add: Stock-based compensation expense included in
reported net loss, net of related tax effects	9	17	55

Deduct: Total stock-based compensation expense
determined under fair value-based method, net of tax	(40)	(59)	(245)
Pro-forma net loss	$(61,392)	$(16,210)	$(77,538)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)	$(0.44)	$(2.10)
Basic and Diluted - pro-forma	$(1.66)	$(0.44)	$(2.10)

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

A summary of the changes to the Company’s stock options during the nine months ended September 30, 2005 is presented below:

16
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

	Nine Months Ended
	September 30, 2005
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices

Outstanding at December 31, 2004	1,077,800	$10.57
Cancelled during reorganization	(1,077,800)	$10.57
Granted	698,000	$11.00
Exercised	(154,762)	$11.00
Expired / Forfeited	(187,500)	$11.00
Outstanding at September 30, 2005	355,738	$11.00
Exercisable at September 30, 2005	44,574	$11.00

During 2005, options to purchase 154,762 shares of its new common stock with exercise prices of $11.00 per share were exercised. The Company received $1.7 million related to these exercises.

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Price	at 9/30/05	Contract Life	Price	at 9/30/05	Price

$11.00	355,738	6.5	$ 11.00	44,574	$ 11.00
	355,738	6.5	$ 11.00	44,574	$ 11.00

11.	Taxes:

The Company’s income tax for the period ended March 14, 2005, for the three months ended September 30, 2005 and for the period from March 15, 2005 through September 30, 2005 is comprised of income tax expenses of $1.0 million, $4.1 million and $7.7 million, respectively. The Company’s income tax for the three and nine months ended September 30, 2004 is comprised of income tax expense of $0.4 million and an income tax benefit of $1.6 million, respectively. The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2005 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. The variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. The ability to deduct amounts incurred as a result of the financial restructuring process is dependent on several factors including the ultimate restructuring alternative that is implemented. The Company believes that it has provided appropriately for the potential non-deductibility of these expenses and any change in circumstances should not have a material adverse impact on its financial position.

As of March 14, 2005, the Company had approximately $337 million in pre-reorganization net operating loss (the “NOL”) carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, the Company realized cancellation of debt income (“COD Income”) of approximately $166.5 million when the Senior Notes were converted into equity. On January 1, 2006, as required by the Internal Revenue Code, the Company will reduce its NOL carryforwards or depreciable basis by the amount of COD Income.

17
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. For the remainder of 2005, this limitation is expected to be approximately $3.7 million due to the timing of the Company’s emergence from bankruptcy. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of September 30, 2005.

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

On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 23.7 million Reais ($10.3 million at September 30, 2005). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.5 million Reais ($1.1 million at September 30, 2005). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004 and is awaiting a ruling. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5.

If the Company’s challenge to the imposition of these taxes (which may include litigation at the Rio de Janeiro state court) prove unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Brazilian tax assessments could have a material adverse affect on the Company’s financial position and results of operations if the potentially mitigating factors also prove unsuccessful.

The Company’s Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If the Company fails to meet these criteria, the subsidiary may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. The Company currently believes that it is in good standing with the Norwegian shipping tax regime.

18
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

12.	Debt:

The Company’s debt consists of the following at September 30, 2005 and December 31, 2004 (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	September 30,	|	December 31,
	2005	|	2004(1)
|
Term loan component of the Exit Credit Facility, bearing interest at a		|
Eurocurrency rate plus a margin, as defined on the date of the borrowing (9.2% at		|
September 30, 2005), interest payable quarterly, reducing in three annual installments		|
of $5 million beginning February 2007, with the balance of the commitment		|
maturing February 2010, collateralized by substantially all of the Company's assets.	$54,550	|	$-
Revolving credit facility component of the Exit Credit Facility, bearing interest		|
at a Eurocurrency rate plus a margin (weighted average of 9.0% at September 30,2005),		|
as defined on the date of the borrowing, commitment expiring in February 2010,		|
collateralized by substantially all of the Company's assets.	6,000	|	-
NOK Revolver, bearing interest at NIBOR (Norwegian Interbank		|
Offered Rate) plus a margin (weighted average interest rate of 4.3%		|
at September 30, 2005) and collateralized by certain marine vessels. This		|
facility's current availability reduces in 13 semi-annual installments of NOK		|
40 million ($6.1 million) beginning March 2003 with balance of the		|
commitment expiring September 2009.	30,614	|	55,927
2004 Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or		|
U.S. Prime rate plus 5%, at the Company's option, plus a default premium of 2%		|
collateralized by 43 Gulf class supply vessels. Principal is reduced by		|
quarterly payments of $150,000 through 2007, $10.5 million in payments		|
during 2008 and $42.3 million in 2009.	-	|	54,550
NOK Term Loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)		|
plus a margin (4.3% at September 30, 2005), collateralized by two marine		|
vessels, reducing in 5 semi-annual installments beginning June 30, 2004		|
by NOK 7.5 million ($1.1 million) with the balance of the commitment		|
expiring June 2006.	19,516	|	22,206
6.11% Notes, bearing interest at 6.11%, principal and interest due in		|
30 semi-annual installments, maturing April 2014, collateralized by		|
two marine vessels.	11,319	|	11,948
6.08% Notes, bearing interest at 6.08%, principal and interest due in		|
16 semi-annual installments, maturing September 2006, collateralized		|
by a marine vessel.	1,250	|	2,500
Fresh-start debt premium(2)	514	|	-
	123,763	|	147,131
Less current maturities	53,384	|	60,902
Long-term debt	$70,379	|	$86,229

(1) The December 31, 2004 column excludes $250 million of outstanding indebtedness under the Senior Notes, which was “subject to compromise” as of December 31, 2004, and was converted into equity on March 15, 2005 in connection with the Chapter 11 reorganization. Refer to Note 2 for further details on the Company’s reorganization.

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

19
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

Substantially all of the Company’s assets were pledged as collateral at September 30, 2005.

Maturities on debt during the three month period ending December 31, 2005, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
3 Months ending December 31, 2005	$32,391
12 months ending December 31, 2006	21,622
12 months ending December 31, 2007	6,258
12 months ending December 31, 2008	6,258
12 months ending December 31, 2009	6,258
12 months ending December 31, 2010	46,062
Thereafter	4,400
$123,249
Fresh-start debt premium	514
$123,763

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

On the Exit Date, the DIP Credit Facility was repaid and retired with the proceeds from the U.S. Credit Facility. The U.S. Credit Facility consists of a $55 million term loan component, which amortizes in annual increments of $5 million during 2007 through 2009 with the final $40 million due at maturity in 2010, and a $20 million revolving credit facility component. The U.S. Credit Facility bears interest at LIBOR or 2%, whichever is higher, plus 5.3%, or U.S. Prime rate plus 4.3%, at the Company’s option. The revolving credit facility component provides the Company with the availability to issue up to $15 million of stand-by letters of credit, subject to total borrowings outstanding under the facility. The U.S. Credit Facility is secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries.

Covenants in the U.S. Credit Facility prohibit the Company from incurring additional indebtedness or liens, and place restrictions on certain activities including disposing of property, declaring dividends, re-flagging vessels outside the U.S., sales of assets, making investments and entering into unapproved joint ventures, in each case without the consent of the lenders. In addition, other covenants restrict the amount of capital expenditures and maintenance and marine inspection costs that may be incurred and impose minimum EBITDA requirements and maximum leverage ratios. The U.S. Credit Facility contains a subjective acceleration clause (material adverse change clause), which could also trigger an event of default if a material adverse change is deemed to have occurred. If an event of default were to occur, all amounts outstanding under the U.S. Credit Facility would become immediately due and payable and the Company would be prohibited from using any cash collateral. The Company obtained the consent of the U.S. Credit Facility lenders for the sale of the five linehandler vessels described in Note 7 above as of April 13, 2005. Although the Company notified the U.S. Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, as described in Note 7 above, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on the Company's NOK Revolver was not obtained from the U.S. Credit Facility lenders until May 9, 2005, in connection with which the Company agreed to permanently reduce the availability of the NOK Revolver by the amount of such proceeds, and agreed to pay default interest to the U.S. Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee. In August 2005, the Company further amended the U.S. Credit Facility to provide the Company the ability to sell specified vessels and inventory, if those assets were to be marketed in the future. These potential sales may require prepayment of the U.S. Credit Facility before its final maturity.

20
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

Pursuant to the U.S. Credit Facility, the Company is required to offer to repay the term component of the U.S. Credit Facility with the net proceeds from equity issuances to the U.S. Credit Facility lenders as a prepayment of the term portion of this indebtedness. If prepayment is not accepted by any of the lenders in the U.S. Credit Facility, then the Company may not repay that portion of the term indebtedness held by those lenders. The Company would be permitted to retire the U.S. Credit Facility on March 16, 2006 with a 3% prepayment penalty. On October 24, 2005, the Company completed a stock offering and received net proceeds of $95.8 million, before expenses (see Note 17).  As of November 3, 2005, the U.S. Credit Facility lenders had not notified the Company as to whether the October 2005 offer to prepay the term loan indebtedness would be accepted.  The Company has therefore classified the balance as a long-term liability according to its terms.

During December 2004, the Company and its Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and NOK Revolver to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increase the Company’s ability to repatriate cash from Norway without incurring a default under the NOK Revolver or the NOK Term Loan. As a result of the modifications, the Company’s effective interest rate increased by 1% on both facilities. These covenant modifications were effective as of December 31, 2004.

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

On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($23.0 million at September 30, 2005). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.3% at September 30, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment having occurred on September 30, 2004, and a final payment of NOK 112.5 million ($17.2 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of September 30, 2005, the outstanding balance on the NOK Term Loan was NOK 127.5 million ($19.5 million).

21
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

On May 31, 2002, the Company issued its $250 million 8.8% Senior Notes due 2012 pursuant to the terms of a senior note indenture (the “Senior Notes Indenture”). The Company’s reorganization initiatives led to the decision to withhold interest payments beginning with the $11.1 million payment due May 15, 2004 on the Senior Notes. Since the Company did not cure the non-payment before the expiration of a 30-day grace period, the Company defaulted under the Senior Notes Indenture. The Company filed a prepackaged petition of bankruptcy under Chapter 11 of the Bankruptcy Code on December 21, 2004, which resulted in the conversion of the entire Senior Notes balance, including accrued interest, into 100% of the outstanding new common stock of the reorganized Company, subject to dilution by warrants issued to existing common stockholders, options and restricted stock issued to employees and directors and issuances of stock to advisors. This plan of reorganization was solicited in November 2004 and was overwhelmingly accepted by the holders of the Senior Notes and was confirmed by the Bankruptcy Court in January 2005. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company ceased recording interest expense on the Senior Notes as of the Commencement Date since the claim is unsecured. The Company classified the outstanding principal and interest balances on the Senior Notes as “Liabilities subject to compromise” on the December 31, 2004 consolidated balance sheet.

In April 2002, the Company amended the NOK 650 million ($99.5 million) NOK Revolver by increasing the capacity to NOK 800 million ($122.5 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.1 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($42.9 million) balloon payment in September of 2009. At September 30, 2005, the Company had NOK 200 million ($30.6 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. In connection with the sale of two PSV vessels described in Note 7, with the consent of its lenders under its U.S. Credit Facility, the Company reduced the availability of the NOK Revolver by NOK 20 million ($3.1 million) on May 12, 2005.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $1.3 million is outstanding at September 30, 2005. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $11.3 million is outstanding at September 30, 2005. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration.

13.	Employee benefit plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company uses an October 31 measurement date for Norwegian pension plans. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the Norwegian plan of $0.7 million, zero, and $0.4 million during the period from March 15, 2005 through September 30, 2005, the period from January 1, 2005 through March 14, 2005 and the nine months ended September 30, 2004, respectively. The Company made funding contributions to the Norwegian pension plan of $0.4 million and zero during the three months ended September 30, 2005 and 2004, respectively.

The United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan, for which the Company made funding contributions of $0.6 million, zero, and $0.1 during the period from period from March 15, 2005 through September 30, 2005, the period from January 1, 2005 through March 14, 2005 and the nine months ended September 30, 2004, respectively. The Company made funding contributions to the United Kingdom pension plan of $0.4 million and $0.1 million during the three months ended September 30, 2005 and 2004, respectively.

Components of net periodic benefit cost are as follows for the three months ended September 30, 2005 and 2004 (in thousands):

22

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

	Successor	|	Predecessor
	Company	|	Company
	Three months	|	Three months
	ended	|	ended
	September 30, 2005	|	September 30, 2004
		|
		|
Service cost	$95	|	$114
Interest cost	33	|	41
Return on plan assets	(55)	|	(55)
Social security contributions	15	|	18
Recognized net actuarial loss	2	|	5
Net periodic benefit cost	$90	|	$123

Components of net periodic benefit cost are as follows for the period from March 15, 2005 through September 30, 2005, the period from January 1, 2005 through March 14, 2005 and the nine months ended September 30, 2004 (in thousands):

	Successor	|
	Company	|	Predecessor Company
	Period from	|	Period from
	March 15, 2005	|	January 1, 2005	Nine months
	through	|	through	ended
	September 30, 2005	|	March 14, 2005	September 30, 2004
		|
		|
Service cost	$208	|	$76	$342
Interest cost	73	|	27	122
Return on plan assets	(121)	|	(44)	(166)
Social security contributions	33	|	12	55
Recognized net actuarial loss	5	|	2	14
Net periodic benefit cost	$198	|	$73	$367

14.	Contingent litigation:

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”).  The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004.  Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects.  Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involved the creation of a settlement fund in the amount of $0.6 million and required the Company to implement certain other corporate governance related enhancements.  On August 23, 2005, the District Court issued a final judgment order dismissing the lawsuit against the Company, the Company’s former Chief Executive Officer and the Company’s former Chairman of the Board of Directors with prejudice. In addition, the District Court approved the terms of the settlement described above and ordered the settling parties to consummate the terms and provisions of the settlement.

23
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

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

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2004 Annual Report on Form 10-K for a description of the significant policies and read Note 3 for changes to those accounting policies since December 31, 2004) except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on operating income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom, and the Other segment includes primarily the Company’s operating segments in West Africa, Mexico and Brazil, which are combined for reporting purposes. These operating segments are combined for reporting purposes as they meet the aggregation criteria in SFAS No. 131, which involves a determination of economic results and characteristics of each segment.

During the second quarter of 2005, the Company determined it analyzes its segments based upon operating income (loss) and has presented all periods accordingly. Previously, the Company utilized a measure of net income (loss) in analyzing the results of each segment.
Financial information for the three months ended September 30, 2005 and 2004 by segment is as follows:

Successor Company
Three months ended September 30, 2005
	U.S.	North Sea		Other	Totals
Revenues from external customers	$ 15,286	$ 24,044	(1)	$ 7,796	$ 47,126
Intersegment revenues	438	-		-	438
Operating income	2,112	11,884	(1)	1,221	15,217
Segment total assets (at end of period)	171,699	200,227		33,204	405,130

Predecessor Company
Three months ended September 30, 2004
	U.S.	North Sea		Other	Totals
Revenues from external customers	$ 8,857	$ 16,339		$ 4,292	$ 29,488
Intersegment revenues	-	-		-	-
Operating (loss) income	(4,235)	3,149		(1,340)	(2,426)
Segment total assets (at end of period)	435,369	320,693		54,834	810,896

(1) Includes amortization of non-cash deferred revenues of $3.2 million.

24
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

A reconciliation of segment data to consolidated data as of September 30, 2005 and 2004 is as follows (in thousands):

	Successor	|	Predecessor
	Company	|	Company
	September 30,	|	September 30,
	2005	|	2004
Total assets for reportable segments	$ 405,130	|	$ 810,896
Elimination of intersegment receivables	(11,354)	|	(9,259)
Elimination of investment in subsidiaries	(72,115)	|	(266,401)
Total consolidated assets	$321,661	|	$535,236

Financial information for the period from January 1, 2005 to March 14, 2005, for the period from March 15, 2005 to September 30, 2005 and for the six months ended September 30, 2004 by segment is as follows:

Successor Company
Period from March 15, 2005 to September 30, 2005
	U.S.		North Sea		Other	Totals
Revenues from external customers	$ 28,610		$ 54,075	(1)	$ 15,808	$ 98,493
Intersegment revenues	935		-		-	935
Operating (loss) income	(1,746)		25,394	(1)	1,734	25,382

Predecessor Company
Period from January 1, 2005 to March 14, 2005
	U.S.		North Sea		Other	Totals
Revenues from external customers	$ 8,171		$ 16,528		$ 5,187	$ 29,886
Intersegment revenues	-		-		-	-
Operating (loss) income	(2,996)		4,220		(345)	879

Nine months ended September 30, 2004
	U.S.		North Sea		Other	Totals
Revenues from external customers	$ 24,985		$ 42,239		$ 11,579	$ 78,803
Intersegment revenues	-		-		-	-
Operating (loss) income	(13,952)	(2)	(15,296)	(3)	(2,444)	(31,692)

(1) Includes amortization of non-cash deferred revenues of $7.1 million.
(2) Includes accelerated amortization of deferred financing charges of $7.2 million, accelerated amortization of debt discounts of
$2.8 million and a loss on assets held for sale of $8.7.
(3) Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $8.7 million on assets held for sale.

25
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

16.	New accounting standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatory redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard has not yet been finalized. The Company is in process of analyzing the impact on EPS from this proposed statement.

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

In September 2004, the Emerging Issues Task Force, or the “EITF”, reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The consensus should be applied to fiscal years ending after September 15, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. Early application is permitted. The FASB staff anticipates that the final issuance of the FSP and its effective date will be in 2005. We do not anticipate a material impact on the financial statements from the adoption of this consensus.

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

In June 2004, the FASB issued an exposure draft entitled “Fair Value Measurements” and subsequent draft in October 2005. This proposed standard will define fair value and establish a framework for applying the fair value measurement objective in GAAP. The statement will focus on "how" to measure fair value, not "what" to measure at fair value, and is intended to improve the consistency and comparability of the measurements, codify and simplify the guidance that currently exists for developing the measurements, and improve disclosures about the measurements. The proposed standard is expected to be issued in the fourth quarter of 2005, and is proposed to be effective for fiscal years beginning after December 15, 2006. The adoption of this proposed standard is not expected to have a material impact on the Company’s financial statements or results of operations.

26
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

17.	Subsequent Events

On October 7, 2005, the Company announced the commencement of an underwritten public offering of 3,900,000 shares of its common stock. On October 18, 2005, the Company entered into an underwriting agreement by and among the Company and Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) with respect to the sale of 3,900,000 shares of the Company’s common stock and an over-allotment option to purchase up to an additional 585,000 shares of the Company’s common stock. On October 24, 2005, the Company received $95.8 million in net proceeds before expenses from the sale of 4,273,500 shares of its common stock at a public offering price of $24.00 per share. These shares consist of the 3,900,000 shares previously announced plus 373,500 shares resulting from the underwriters’ partial exercise of their option to purchase up to 585,000 shares of common stock from the Company to cover over-allotments. The underwriters have an over-allotment option to purchase up to an additional 211,500 shares of common stock from the Company at the same price per share that expires 30 days from October 18, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Primary Factors Affecting our Results of Operations

Day Rates and Utilization. Our results of operations are affected primarily by the day rates we receive and our fleet utilization. Day rates are driven by four key factors:

•	demand for vessels of the type that we own;
•	customer requirements for vessels; and
•	the supply of available vessels.

Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is typically influenced by exploration and development budgets of oil and gas companies. The number of drilling rigs in our market areas is a leading indicator of drilling activity. Our day rates and utilization rates are also affected by the size, configuration, age and capabilities of our fleet. In the case of supply vessels and PSVs, their deck space and liquid mud and dry bulk cement capacity are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations capabilities available in a given market area. Competition in the marine support services industry primarily involves factors such as:

•	price, service and reputation of vessel operators, safety record and crews; and
•	the quality and availability of vessels of the type and size required by the customer.

Operating Costs. Our operating costs are primarily a function of fleet size and utilization levels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs and marine insurance. When we charter vessels, we are typically responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs. For periods prior to our reorganization, costs incurred for marine inspections and regulatory compliance were capitalized and amortized over the period between such inspections, typically two to five years. Following our reorganization, costs associated with marine inspections have been expensed as incurred. Generally, increases or decreases in vessel utilization do not significantly affect our direct operating costs incurred when the vessels are active, depending, among other things, on the length of time between periods of vessel utilization.

Reorganization

We began the year operating under the protection of Chapter 11 of the U.S. bankruptcy code. On March 15, 2005, we emerged from Chapter 11 and exchanged our $250 million senior notes for equity. The emergence also involved making several “fresh-start” accounting adjustments to our financial statements, including revaluing assets and liabilities to fair market values and recording write-downs to our long-lived assets as a result of the implied negative goodwill balance after our fair market value adjustments. As a result of these fresh-start accounting entries, our results before our reorganization may not be comparable to our results after our reorganization. See further discussion in the “Liquidity and Capital Resources” section and a summary of the impact of the adjustments and changes to our accounting policies in Note 3 to our financial statements included in Item 1.

During our reorganization, we refinanced our previous U.S. secured credit facility with a new $75 million U.S. Credit Facility. This facility extends the maturity of our long-term debt with a $55 million amortizing term loan and provides additional liquidity with a $20 million revolving line of credit. The U.S. Credit Facility also contains numerous affirmative and negative covenants that may restrict operating flexibility in the future.

Equity Offering

In October 2005, we announced and closed the sale of 4,273,500 shares of our common stock in an underwritten offering and received $95.8 million net proceeds before expenses therefrom. These shares consist of the 3,900,000 shares previously announced plus 373,500 shares resulting from the underwriters’ partial exercise of their option to purchase up to 585,000 shares of common stock from the Company to cover over-allotments. The underwriters have an over-allotment option to purchase up to an additional 211,500 shares of common stock from the Company at the same price per share that expires 30 days from October 18, 2005. We intend to use the net proceeds primarily to repay existing indebtedness and for general corporate purposes.

Management’s Outlook

The oil and gas industry continues to experience strong growth due to demand for energy worldwide. We believe the following trends should benefit our operations and have a positive impact on our earnings:

Sustained higher oil and gas prices, driven by global economic recovery, increasing demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations has resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies. The markets in which we operate have responded to the increase in oil and gas activity, resulting generally in higher utilization and day rates through the first half of 2005. This continued strength in demand has been accentuated by recent hurricanes in the Gulf of Mexico. We expect drilling activity will continue to be robust for the remainder of 2005, which should continue to provide us with attractive day rates and productive utilization levels for our vessels.

We have now shifted our focus from the challenges of completing the reorganization to executing a new strategic plan based on our focus on the following items:

•	Expand our presence in growing international markets. We are seeking to expand our operations in growing international markets. Our strategy is to mobilize vessels from mature markets to regions that offer more sustained growth opportunities. We believe that these regions, which include Mexico, West Africa and Asia, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending, resulting in greater long-term demand for our services. We intend to deploy existing active and stacked vessels, as well as new vessels, to these regions.

•	Upgrade our fleet. To reduce the average age of our worldwide fleet and improve our competitiveness, we are planning to sell older vessels and replace them with newer, more technologically advanced vessels that have the capabilities to meet increasing customer requirements. An important aspect of our long-term strategy is the commencement of a capital program of prudent acquisitions of select vessels currently under construction or recently completed vessels that meet our requirements of worldwide deployment capability and broad customer applicability.

•	Maintain a conservative financial profile. We intend to maintain a conservative capital structure to ensure adequate liquidity and financial flexibility throughout the entire business cycle. We believe this is a prudent financial strategy, given that our industry is highly cyclical.

•	Balance mix of long-term contracts and spot market exposure. We actively manage our portfolio of customer contracts by entering into both long-term and spot market contracts. We seek to achieve an optimal balance between long-term contracts and the opportunistic short-term spot market to maximize our profitability while ensuring sufficient contracted cash flow.

On August 31, 2005, we announced that our Board of Directors appointed Trevor Turbidy to serve as our President and Chief Executive Officer. Mr. Turbidy replaced Mr. Joseph S. Compofelice who served as Interim Chief Executive Officer since March 31, 2005. Mr. Turbidy was also elected to our board of directors for a term expiring in 2006. We also announced the promotion of Geoff Jones to Vice President and Chief Financial Officer replacing Mr. Turbidy.

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

		Three months ended		Nine months ended
	Month of	September 30,		September 30,
	October 2005	2005	2004	2005(4)	2004
Average Day Rates: (1)
PSV/AHTS (North Sea class)	$17,139	$16,637	$10,752	$16,199	$10,391
Supply (Gulf class)	7,358	6,367	4,434	5,801	4,347
Crew/line handling	2,880	2,499	2,479	2,305	2,480

Utilization: (2)(3)
PSV/AHTS (North Sea class)	100%	92%	93%	90%	80%
Supply (Gulf class)	69%	62%	48%	57%	46%
Crew/line handling	83%	90%	92%	90%	89%

Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.1	18.1	17.1	18.7
Supply (Gulf class)	48.0	48.0	48.0	48.0	48.0
Crew/line handling	17.0	17.0	17.0	17.0	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)	Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 98%, 94%, 80%, 91%, and 73% for the month of October 2005, the three month periods ended September 30, 2005 and 2004 and the nine month periods ended September 30, 2005 and 2004, respectively.
(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.

Comparison of day rates and utilization during the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004

For our North Sea class PSVs and AHTSs, average day rates increased 55% from $10,752 in the third quarter of 2004 to $16,637 in the third quarter of 2005. Utilization decreased slightly from 93% in the third quarter of 2004 to 92% in the third quarter of 2005. Comparing the first nine months of each year, day rates for the North Sea class increased 56% from $10,391 in the first nine months of 2004 to $16,199 in the first nine months of 2005. Utilization increased from 80% in the first nine months of 2004 to 90% in the first nine months of 2005. The increases were due to increased demand for North Sea vessels during 2005 caused by shortages in the supply of vessels and increased exploration and production activities worldwide due to more attractive oil and gas prices. The impact of very strong market conditions in the North Sea during 2005 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates increased 44% from $4,434 in the third quarter of 2004 to $6,367 in the third quarter of 2005. Utilization also increased for these vessels from 48% in the third quarter of 2004 to 62% in the third quarter of 2005. Average day rates increased 33% from $4,347 in the first nine months of 2004 to $5,801 in the first nine months of 2005. Utilization also increased for these vessels from 46% in the first nine months of 2004 to 57% in the first nine months of 2005. The increase in both day rates and utilization is a result of the increased demand due to increased drilling activities and construction work, more attractive oil and gas prices and increased work related to repairs from hurricane damages in September.

Day rates and utilization for our crew boats and line handlers remained relatively flat in the third quarter of 2005 compared to the third quarter of 2004. Day rates increased slightly from $2,479 in the third quarter of 2004 to $2,499 in the third quarter of 2005. Nine month average day rates decreased 7% from $2,480 in the first nine months of 2004 to $2,305 in the first nine months of 2005, while utilization increased from 89% in the first nine months of 2004 to 90% in the first nine months of 2005. Day rates for our crew boats and linehandlers may not be comparable to those of our competitors because five of our vessels are under bareboat charter contracts, which significantly reduce the average day rate for the class.

Comparison of the Results for the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004

The following financial information and discussion reflects the Successor Company’s financial statements for the three months ended September 30, 2005 compared to the Predecessor Company’s for the same period in 2004 (in thousands).

Charter Hire Revenues. Our charter hire revenues for the third quarter of 2005 were $43.9 million compared to $29.5 million in the third quarter of 2004, an increase of $14.4 million or 49%. In addition to the day rate and utilization increases discussed previously, a weaker U.S. dollar relative to the Norwegian Kroner caused a $1.3 million favorable impact on revenues when comparing the third quarter of 2004 to the third quarter of 2005.

Amortization of Non-Cash Deferred Revenues. During the third quarter of 2005, we recorded $3.2 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct Operating Expenses. Direct vessel operating expenses increased 4% from $19.1 million in the third quarter of 2004 to $19.9 million in the third quarter of 2005. This increase is primarily due to $2.2 million of marine inspection costs included in operating expenses during the third quarter of 2005, which was partially offset by a decrease in pension expense of $0.6 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of the accounting method related to marine inspection costs, expenses in a given period may vary dramatically based on the timing and the number of marine inspections. Other general decreases in direct vessel operating expenses were partially offset by translation differences, which caused a $0.4 million increase to direct vessel operating expenses when comparing the third quarter of 2004 to the third quarter of 2005.

General & Administrative Expenses. General and administrative expenses increased 26% from $4.9 million to $6.2 million when comparing the third quarter of 2004 to the third quarter of 2005. The increased general and administrative expenses are related to increased consulting fees, compensation expenses, and severance costs. In addition, due to the extensive losses suffered by our employees during Hurricanes Katrina and Rita, the Company initiated a disaster relief program, which has increased our general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.8 million from $8.0 million in the third quarter of 2004 to $6.2 million in the third quarter of 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005.

Gain on Sale of Assets. We recognized a $0.4 million gain on sale of assets during the third quarter of 2005 primarily due to the sale of one PSV.

Reorganizations Costs. Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the third quarter of 2004, we expensed $2.6 million in fees related to our reorganization effort.

Interest Expense. Interest expense decreased $5.6 million from $7.9 million in the third quarter of 2004 to $2.3 million in the third quarter of 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $5.8 million of interest expense during the third quarter of 2004 related to our Senior Notes. In addition, a lower average debt balance in Norway was offset by higher variable interest rates.

Income Tax Expense. We recorded a consolidated income tax expense in the third quarter of 2005 of $4.1 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax expense in the third quarter of 2004 of $0.4 million, also primarily related to our Norwegian operations. We have booked a full valuation allowance against its U.S. net operating losses and deferred tax assets during 2004 and 2005.

Comparison of the Results for the Nine Month Period Ended September 30, 2005 to the Nine Month Period Ended September 30, 2004

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the nine months ended September 30, 2005 compared to the same period in 2004 (in thousands).

		Successor	|
	Combined	Company	|	Predecessor Company
	Results for the	Period from	|	Period from
	Nine months	March 15, 2005	|	January 1, 2005	Nine months
	ended	through	|	through	ended
	September 30, 2005	September 30, 2005	|	March 14, 2005	September 30, 2004
Revenues:			|
Charter hire	$121,216	$91,347	|	$29,869	$78,668
Amortization of non-cash deferred revenues	7,072	7,072	|	-	-
Other vessel income	91	74	|	17	135
Total revenues	128,379	98,493	|	29,886	78,803
			|
Operating expenses:			|
Direct vessel operating expenses and other	63,065	46,848	|	16,217	56,613
General and administrative	17,256	13,226	|	4,030	12,613
Amortization of marine inspection costs	2,055	-	|	2,055	8,645
Depreciation and amortization expense	20,447	13,744	|	6,703	24,657
Impairment of long-lived assets	-	-	|	-	8,584
Loss on assets held for sale	-	-	|	-	8,674
(Gain) loss on sales of assets	(705)	(707)	|	2	(1)
Total operating expenses	102,118	73,111	|	29,007	119,785
			|
Operating income (loss)	26,261	25,382	|	879	(40,982)
			|
Reorganization costs	(6,659)	-	|	(6,659)	(4,325)
Gain on debt discharge	166,459	-	|	166,459	-
Fresh-start adjustments	(219,008)	-	|	(219,008)	-
Interest expense	(6,875)	(4,935)	|	(1,940)	(25,812)
Amortization of deferred financing costs	(259)	(209)	|	(50)	(7,756)
Loss on early retirement of debt	-	-	|	-	(618)
Other income (loss), net	(270)	(275)	|	5	592
Income (loss) before income taxes	(40,351)	19,963	|	(60,314)	(78,901)
			|
Income tax expense (benefit)	8,789	7,742	|	1,047	(1,553)
			|
Net income (loss)	$(49,140)	$12,221	|	$(61,361)	$(77,348)

Charter Hire Revenues. Our charter hire revenues for the first nine months of 2005 were $121.2 million compared to $78.7 million in the first nine months of 2004, an increase of $42.5 million or 54%. In addition to the day rate and utilization increases discussed previously, a weaker U.S. dollar relative to the Norwegian Kroner caused a $4.9 million favorable impact on revenues when comparing the first nine months of 2004 to the first nine months of 2005.

Amortization of Non-Cash Deferred Revenues. During the first nine months of 2005, we recorded $7.1 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization is required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability which is required to be amortized as revenue over the contract periods.

Direct Operating Expenses. Direct vessel operating expenses increased 12% from $56.6 million in the first nine months of 2004 to $63.1 million in the first nine months of 2005. The increase is primarily due to $5.9 million of marine inspection costs included in operating costs in the first nine months of 2005, partially offset by a decrease in pension expense of $0.6 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of our change in accounting methods related to marine inspection costs, our expenses in a given period may vary dramatically based on the timing and the number of marine inspections. In addition, a weaker U.S. dollar relative to the Norwegian Kroner caused a $2.1 million increase to direct vessel operating expenses when comparing the first nine months of 2004 to the first nine months of 2005.

General & Administrative Expenses. General and administrative expenses increased 37% from $12.6 million to $17.3 million when comparing the first nine months of 2004 to the first nine months of 2005. The increase in general and administrative expenses is partially related to the recognition of $1.2 million of compensation expense related to stock option grants since the Exit Date. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy. Increased general and administrative expenses can also be attributed to costs associated with recruiting and compensating our new Board of Directors, increased infrastructure in West Africa, and higher consulting fees. In addition, due to the extensive losses suffered by our employees during Hurricanes Katrina and Rita, the Company initiated a disaster relief program, which has slightly increased our general and administrative expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.2 million from $24.6 million in the first nine months of 2004 to $20.4 million in the first nine months of 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets as a result of fresh-start accounting on March 15, 2005

Impairment Charges. During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges during the first nine months of 2005.

Loss on Asset Held for Sale. During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. We performed an analysis of the assets at June 30, 2004, and determined that, based on the estimated selling prices less costs to sell, it was necessary to reduce the book values of the three North Sea class PSVs and we recorded a charge of $8.7 million during the second quarter of 2004.

Gain on the Sale of Assets. We recognized a $0.7 million gain on sale of assets during the nine months ended September 30, 2005 primarily due to the sale two PSVs during 2005.

Reorganization Costs. Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first nine months of 2004, we expensed $4.3 million in fees related to the restructuring effort.

Interest Expense. Interest expense decreased $18.9 million from $25.8 million in the first nine months of 2004 to $6.9 million in the first nine months of 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $17.1 million of interest expense during the first nine months of 2004 related to our Senior Notes. Also in the second quarter of 2004, we recorded a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the 2004 Term Loan, and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 1% on each Norwegian credit facility effective for the first quarter of 2005.

Deferred Financing Costs. Amortization of deferred financing costs decreased approximately $7.5 million when comparing the first nine months of 2004 to the first nine months of 2005. During the second quarter of 2004, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization on our deferred financing costs to expense the remaining unamortized balance. The acceleration resulted in a charge of $7.2 million, which was included in amortization of deferred financing charges during the quarter ended September 30, 2004.

Loss on Early Retirement of Debt. In February 2004, we refinanced a portion of our U.S. debt and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.

Income Tax Expense. We recorded a consolidated income tax expense in the first nine months of 2005 of $8.8 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in the first nine months of 2004 of $1.6 million, also primarily related to our Norwegian operations. We have booked a full valuation allowance against our U.S. net operating losses and deferred tax assets during 2004 and 2005.

Our Liquidity and Capital Resources

On April 29, 2005, we filed a shelf registration statement with the Securities and Exchange Commission, or the “SEC”, which was declared effective by the SEC on May 20, 2005. The shelf registration statement covers the offer and sale from time to time: (1) by us of 2,000,000 shares of our common stock and (2) by the selling stockholders named in the registration statement of up to 6,996,200 shares of our common stock. Except as may be provided in any particular offering, we intend to use the net proceeds we receive from any sale of securities by us under the registration statement to repay our outstanding indebtedness and, to the extent permitted under our credit agreements, for general corporate purposes. On September 9, 2005, we filed a shelf registration statement with the SEC, which was declared effective by the SEC on September 28, 2005. The September 28, 2005 shelf registration statement provides for: (1) an increase in the amount of shares of common stock which we could sell from 2,000,000 to 4,500,000 shares, and (2)the offer and the sale from time to time by the selling stockholders named in the registration statement of up to 6,996,200 shares of our common stock.

On October 7, 2005, the Company announced the commencement of an underwritten public offering of 3,900,000 shares of its common stock. On October 18, 2005, the Company entered into an underwriting agreement by and among the Company and Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) with respect to the sale of 3,900,000 shares of the Company’s common stock and an over-allotment option to purchase up to an additional 585,000 shares of the Company’s common stock. On October 24, 2005, the Company received $95.8 million in net proceeds before expenses from the sale of 4,273,500 shares of its common stock at a public offering price of $24.00 per share. These shares consist of the 3,900,000 shares previously announced plus 373,500 shares resulting from the underwriters’ partial exercise of their option to purchase up to 585,000 shares of common stock from the Company to cover over-allotments. The underwriters have an over-allotment option to purchase up to an additional 211,500 shares of common stock from the Company at the same price per share that expires 30 days from October 18, 2005.

Pursuant to our U.S. credit facility, we must first offer the net proceeds from this offering to the lenders under such facility as a prepayment of the term portion of this indebtedness. If this prepayment offer is not accepted by any of the lenders in our U.S. credit facility, then we will not be permitted to repay the portion of the term indebtedness held by those lenders until March 16, 2006. Beginning on that date, we will be allowed to prepay all or any portion of the then-outstanding indebtedness under our U.S. credit facility, together with a 3% prepayment penalty on the amount so prepaid.

The following table sets forth our capitalization as of September 30, 2005 on a historical basis and as adjusted to reflect the October 2005 offering of common stock and pro-forma application of the net proceeds, including the planned repayment of the U.S. Credit Facility.

	As of September 30, 2005
	(in thousands)
		Pro-forma
	Historical	Adjustments	As Adjusted

Cash and cash equivalents	$14,491	$32,700	$47,191

Debt, including current portions:
U.S. Credit Facility(1)	$60,550	$(60,550)	$-
NOK Revolver	30,614	-	30,614
NOK Term Loan	19,516	-	19,516
Other indebtedness	13,083	-	13,083
Total debt	$123,763	$(60,550)	$63,213

Stockholders equity
Preferred stock	$-	$-	$-
Common stock	104	43	147
Warrants - Series A	1,649	-	1,649
Warrants - Series B	635	-	635
Additional paid-in capital	113,823	94,843	208,666
Retained earnings(2)	12,221	(1,637)	10,585
Unearned compensation	(1,500)	-	(1,500)
Cumulative foreign currency translation adjustment	(5,162)	-	(5,162)
Total stockholders equity	$121,770	$93,250	$215,020

Total capitalization	$245,533	$32,700	$278,233

(1)	Includes both the $54.6 million outstanding under the term loan component and the $6.0 outstanding under the revolving credit facility.
(2)	The adjustment in retained earning assumes a prepayment penalty of 3% to be incurred upon repayment of the U.S. Credit Facility, which we may retire on March 15, 2006 unless the lenders agree to accept repayment earlier.

Description of Indebtedness

$75.0 Million U.S. Credit Facility

On March 15, 2005, we entered into a $75.0 million U.S. Credit Facility, which is comprised of a $55.0 million term loan and a $20.0 million revolving credit facility. As of September 30, 2005, we had $54.6 million outstanding under the secured term loan component of our U.S. Credit Facility and $6.0 million of indebtedness outstanding under our revolving credit facility. Interest is recorded on our U.S. Credit Facility based on variable interest rates, plus the applicable margin, subject to floors. We have the ability to select our interest rate based on LIBOR or Prime rates, plus an applicable margin of 525 basis points or 425 basis points, respectively (9.2% at September 30, 2005). We may set interest rates over periods ranging up to three months. The U.S. Credit Facility also contains a commitment fee of 1% on the unused portion of our revolving credit facility. The term portion of this indebtedness amortizes in annual increments of $5.0 million in 2007 through 2009, with the balance due at maturity in 2010.

The U.S. Credit Facility is secured by substantially all of our domestically owned assets, including vessels working in other locations and accounts receivable, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, our two primary North Sea subsidiaries and is guaranteed by substantially all of our domestic and international subsidiaries.

Our U.S. Credit Facility provides for certain financial and other covenants, including affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, as well as covenants establishing maximum capital expenditures, maximum maintenance and marine inspection costs, minimum EBITDA, as defined therein, and maximum leverage ratio.

Payment on the debt outstanding under our U.S. Credit Facility may be accelerated following certain events of default including, but not limited to:

•	failure to make payments when due;
•	noncompliance with covenants;
•	breaches of representations and warranties;
•	commencement of insolvency proceedings; and
•	entry of judgment in excess of $5.0 million and occurrence of a material adverse effect.

We are currently in compliance with the financial covenants in the U.S. Credit Facility. The net proceeds to the Company from any equity issuance, must be offered to the U.S. Credit Facility lenders as a prepayment of the term portion of that indebtedness. Mandatory prepayments may also be required upon certain events including asset sales, debt issuances, and excess cash flow as defined. We may not make any voluntary prepayments of the facility before March 15, 2006, the first anniversary of the funding. After that date, voluntary prepayments may be made at premiums of 3%, 2% and 1% for prepayments occurring before the second, third and fourth anniversaries of the funding, respectively. If accepted by the lenders, funds generated from equity issuances can be used as prepayments before the fourth anniversary without the incurrence of prepayment fees.

We obtained the consent of the U.S. Credit Facility lenders for the sale of the five line handler vessels as of April 13, 2005. Although we notified the U.S. Credit Facility lenders on April 20, 2005 of the sale of a PSV on that date, formal consent and waiver of compliance for such sale and the use of proceeds to repay outstanding balances on our NOK Revolver was not obtained from the U.S. Credit Facility lenders until May 9, 2005, in connection with which we agreed to reduce the availability of the NOK Revolver by NOK 20 million ($3.1 million) and agreed to pay default interest to the U.S. Credit Facility lenders for the period from April 20, 2005 to May 9, 2005 plus an additional waiver fee. Also on May 9, 2005, we obtained the consent of the U.S. Credit Facility lenders for the July 2005 sale of a PSV. While we have amended our U.S. Credit Facility and/or obtained waivers thereunder five times since March 15, 2005, to permit us to consummate a transaction or to cure inadvertent defaults or potential defaults, there is no assurance that our lenders will waive covenants for future potential transactions or future breaches of these covenants, or grant additional waivers without the payment of substantial fees. Please read ‘‘Risk Factors — Risks Relating to our Capital Structure.’’

NOK Term Loan

On June 26, 2003, we entered into the NOK Term Loan in the amount of NOK 150.0 million ($23.0 million at September 30, 2005). Amounts borrowed under the NOK Term Loan bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 2.0% (4.3% at September 30, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million at September 30, 2005), with the first payment having occurred on June 30, 2004, and a final payment of NOK 112.5 million ($17.2 million at September 30, 2005) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea class vessels. As of September 30, 2005, the outstanding balance on the NOK Term Loan was NOK 127.5 million ($19.5 million).

Our NOK Term Loan provides for certain financial and other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and assigning or pledging our earnings.

During December 2004, we and our Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and the NOK Revolver (described below) to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increased our ability at that time to repatriate cash from Norway. As a result of the modifications, our effective interest rate increased 1% on both facilities. These covenant modifications were effective as of December 31, 2004. We are currently in compliance with the financial covenants in the NOK Term Loan.

NOK Revolver

We entered into the NOK Revolver in June 1998. In April 2002, we amended the NOK 650.0 million ($99.5 million at September 30, 2005) credit facility by increasing the capacity to NOK 800.0 million ($122.5 million at September 30, 2005) and revising reductions to the facility amount to provide for NOK 40.0 million ($6.1 million at September 30, 2005) reductions every six months starting in March 2003. The NOK Revolver provides for a final reduction of NOK 280.0 million ($42.9 million at September 30, 2005) on September of 2009. Amounts borrowed under the NOK Revolver bear interest at NIBOR plus 2.0% (4.3% at September 30, 2005). At September 30, 2005, we had NOK 200.0 million ($30.6 million) outstanding under this facility.

The NOK Revolver is collateralized by mortgages on 11 North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. In connection with the sale of two PSV vessels described above, with the consent of our lenders under our U.S. Credit Facility, we reduced the availability of the NOK Revolver by NOK 20 million ($3.1 million) on May 12, 2005. We are currently in compliance with the financial covenants in the NOK Revolver.

Our Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At September 30, 2005, we had approximately $22.1 million in cash, of which $14.5 million was unrestricted. In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 560 million ($85.7 million) of which NOK 200 million ($30.6 million) was outstanding as of September 30, 2005. However, due to liquidity and other restrictions, we had NOK 337 million ($51.5 million) of remaining available capacity under the NOK Revolver at September 30, 2005. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. The NOK Revolver availability reduces by NOK 40 million ($6.1 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted. As of September 30, 2005, we had $14.0 million of remaining available capacity under our U.S. Credit Facility’s revolving credit facility.

Currently, we do not expect to repatriate cash from our Norwegian subsidiary in 2005 to fund our U.S. operations. We expect, barring any unexpected event that would materially and adversely affect our financial condition, that cash on hand in the U.S., cash generated from U.S. operations and availability under the U.S. Credit Facility’s revolving credit facility will be sufficient to fund our U.S. operations through December 31, 2005 and that cash provided by operating activities in our North Sea region will be sufficient to fund those operations during 2005.

A large amount of payments made to financial advisors in the 2005 required us to utilize approximately $5 million of the facility’s $20 million capacity. We are currently in compliance with the financial covenants in the U.S. Credit Facility. In addition, we have performed an analysis of the financial covenants under the U.S. Credit Facility, and have determined that, if current day rates and utilization levels were to continue unchanged for the rest of 2005, and barring any unexpected event that would materially and adversely affect our financial condition, we would not expect to breach any of the financial covenants of the agreement. However, if day rates and utilization levels for our U.S. fleet were to significantly decline on actively marketed vessels, we may have difficulty complying with the covenants in the agreement relating to our earnings before interest, taxes, depreciation and amortization, as defined in the U.S. Credit Facility, for our U.S. operations. We refer to this covenant as the “U.S. EBITDA Covenant.” In particular, if operating results in the U.S. deteriorate (because, for example, day rates decline, utilization declines, expenses increase, or some combination of any or all the above), we may have difficulty meeting the U.S. EBITDA Covenant in 2005. Our U.S. EBITDA Covenant permits us to “import” earnings of up to $5 million from our international subsidiaries. If our U.S. operations have difficulty complying with these covenants based on their operating results, we will likely need to repatriate cash from our Norwegian subsidiaries in order to comply with the U.S. EBITDA Covenant. Although there are restrictions in our U.S. Credit Facility, our NOK Term Loan and our NOK Revolver on our ability to repatriate funds from Norway, we do not expect to require the repatriation of funds in order to comply with the U.S. EBITDA Covenant in excess of the amount that we would be permitted to repatriate under those restrictions, if any such repatriation is required (read “Business and Properties - Cautionary Statements - Risks Relating to our Reorganization and Financial Condition - We may not be able to repatriate funds from Norway to fund our U.S. operations, which will negatively impact our cash flows and limit our operational flexibility” included in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2004).

Although we do not expect to repatriate cash from our Norwegian subsidiary in 2005, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway in the future. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of September 30, 2005, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital depends on a number of factors, including:

•	The consent of our Norwegian bank syndicate,
•	The ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities in Norway,
•	The availability of cash at the Norwegian subsidiary, or availability under the NOK Revolver in order to generate funds for the transfer, and
•	The ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and NOK Revolver following completion of the reduction.

All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner. As stated above, the available borrowing capacity under the NOK Revolver was limited to approximately $51.5 million at September 30, 2005.

In 2004, we and our Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and NOK Revolver to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0x to 5.5x effective as of December 31, 2004. With these covenant modifications, and assuming that we comply with certain applicable restrictions in our U.S. Credit Facility, we believe that we will be able to repatriate cash tax-efficiently from Norway without incurring a default under the NOK Revolver or the NOK Term Loan. In exchange for these and other modifications to the credit agreements, our effective applicable margin increased 1% on each facility.

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

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK Revolver as a current liability in the September 30, 2005 and December 31, 2004 consolidated balance sheets. For future cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 200 million ($30.6 million) and NOK 340 million ($55.9 million) outstanding under this facility as of September 30, 2005 and December 31, 2004, respectively. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility

The following financial information and discussion reflects the Predecessor and Successor companies’ actual combined statements of cash flows for the nine months ended September 30, 2005 compared to the same period in 2004 (in thousands).

	Successor	|	Predecessor
	Company	|	Company
	Period from	|	Period from	Combined
	March 15, 2005	|	January 1, 2005	Nine months	Nine months
	through	|	through	ended	ended
	September 30, 2005	|	March 14, 2005	September 30, 2005	September 30, 2004
Net income (loss)	$12,221	|	$(61,361)	$(49,140)	$(77,348)
Adjustments to reconcile net income (loss) to net cash		|
provided by (used in) operating activities:		|
Depreciation and amortization	13,918	|	8,808	22,726	43,959
Amortization of deferred revenues (see Note 4)	(7,072)	|	-	(7,072)	-
Deferred marine inspection costs	-	|	(1,277)	(1,277)	(8,955)
Deferred income taxes	6,480	|	1,397	7,877	(1,521)
Gain on debt discharge	-	|	(166,459)	(166,459)	-
Fresh start adjustments	-	|	219,008	219,008	-
Impairment of long-lived assets	-	|	-	-	8,584
Loss on assets held for sale	-	|	-	-	8,674
Loss on early retirement of debt	-	|	-	-	618
Loss (gain) on sales of assets	(707)	|	2	(705)	(1)
Provision for doubtful accounts	100	|	40	140	535
Stock compensation expense	1,809	|	9	1,818	55
Change in operating assets and liabilities:		|
Accounts receivable	(9,410)	|	2,404	(7,006)	1,617
Prepaid expenses and other current assets	(762)	|	(630)	(1,392)	(440)
Accounts payable and accrued expenses	(5,815)	|	7,676	1,861	16,584
Other, net	(1,294)	|	(449)	(1,743)	(970)
Net cash provided by (used in) operating activities	9,468	|	9,168	18,636	(8,609)
		|
Cash flows from investing activities:		|
Purchases of property and equipment	(1,264)	|	(947)	(2,211)	(5,295)
Proceeds from sales of assets	3,324	|	-	3,324	3,822
Increase in restricted cash	(685)	|	508	(177)	(6,165)
Other, net	-	|	(211)	(211)	42
Net cash provided by (used in) investing activities	1,375	|	(650)	725	(7,596)
		|
Cash flows from financing activities:		|
Net proceeds from issuance of common stock	1,801	|	-	1,801	-
Proceeds from issuance of debt	60,550	|	54,550	115,100	55,365
Repayment of debt	(77,339)	|	(56,771)	(134,110)	(42,315)
Deferred financing costs and other	-	|	(375)	(375)	(2,284)
Net cash (used in) provided by financing activities	(14,988)	|	(2,596)	(17,584)	10,766
		|
Effect of exchange rate changes on cash and cash equivalents	(518)	|	62	(456)	(167)
		|
Net (decrease) increase in cash and cash equivalents	(4,663)	|	5,984	1,321	(5,606)
Cash and cash equivalents at beginning of period	19,154	|	13,170	13,170	25,892
Cash and cash equivalents at end of period	$14,491	|	$19,154	$14,491	$20,286

During the first nine months of 2005, $18.6 million in funds were provided by operating activities compared to $8.6 million used in operating activities during the first nine months of 2004. Operating cash flows increased by $27.2 million, primarily due to a $42.5 million increase in charter hire revenues, offset by cash flow changes in working capital. The working capital changes primarily relate to increased accounts receivables from the revenue increase and an increase in prepaid expenses.

In the first nine months of 2005, $0.7 million was provided by investing activities, compared with $7.6 million used in investing activities in the first nine months of 2004. Capital expenditures decreased by $3.1 million, primarily due to the lack of major capital projects during 2005. The 2004 use of cash was primarily a result of the February 2004 refinancing of our $50 million secured revolving credit facility (the “Bank Credit Facility”), which required us to cash collateralize our outstanding letters of credit, resulting in a use of $6.0 million of cash that was previously unrestricted.

Cash used in financing activities was $17.6 million in the first nine months of 2005 compared to $10.8 million provided by financing activities in the first nine months of 2004. We refinanced the $54.6 million outstanding balance under the 2004 Term Loan with the DIP Credit Facility on January 19, 2005 and later refinanced the DIP Credit Facility with the U.S. Credit Facility on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million. In addition, excess cash on hand in the North Sea during the nine months of 2005 was used to repay amounts outstanding under the NOK Revolver and we used $6.0 million of our U.S. revolving credit facility in 2005. In 2004, we refinanced our Bank Credit Facility in the U.S. with the 2004 Term Loan, which generated $20.4 million in net proceeds.

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

The following table summarizes our contractual commitments as of September 30, 2005 (in thousands):

Description	3 Months ending December 31, 2005	12 Months ending December 31, 2006	12 Months ending December 31, 2007	12 Months ending December 31, 2008	12 Months ending December 31, 2009	12 Months ending December 31, 2010	Thereafter	Total
Debt (1)	$1,776	$20,862	$6,258	$6,258	$36,848	$46,808	$4,400	$123,210
Interest on fixed rate debt	203	659	544	467	391	314	493	3,071
Interest on variable rate debt (2)	1,625	6,057	5,405	4,990	4,270	547	-	22,894
Operating leases	375	1,468	1,445	1,387	1,387	1,376	3,110	10,548
Pension obligations	61	387	387	387	387	387	1,453	3,449
Total	$4,040	$29,433	$14,039	$13,489	$43,283	$49,432	$9,456	$163,172

(1) Excludes fresh-start debt premium. We consider the NOK Revolver to be a long-term source of funds since advances can be refinanced until the facility reduces over time, concluding in September 2009; therefore, the above table shows the NOK Revolver being repaid in its final year of maturity in September of 2009.
(2) Calculated at the rate applicable at September 30, 2005. Although the NOK Revolver is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until full its maturity of 2009.

We have issued standby letters of credit totaling $6.7 million as of September 30, 2005. As a result of the provisions within the letter of credit agreements and the retirement of the Bank Credit Facility, we posted the entire balance of standby letters of credit plus 5% ($7.0 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At September 30, 2005, we did not have any planned capital expenditures other than approximately $2.0 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2005. In addition, we anticipate spending approximately $4.0 million to fund upcoming vessel marine inspections during the remainder of 2005. Marine inspection costs are included in operating expenses in all periods after our Reogranization.

Our Critical Accounting Policies:

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

Accounting for long-lived assets. We have approximately $244.2 million in net property and equipment (excluding assets held for sale) at September 30, 2005, which comprises approximately 76% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy) and the application of fresh-start accounting described in Note 3 to the financial statements in Item 1.

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

Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of September 30, 2005, we had approximately 15 cold-stacked vessels after having activated three cold-stacked vessels in the second quarter of 2005 and one in the third quarter of 2005. We have concluded that none of these vessels will be withdrawn from service in the next twelve months; however a decision to market and sell two of these cold-stacked vessels was made on April 29, 2005. In performing our impairment analysis, we have estimated the costs to destack these vessels, and included those costs in our cash flow projections. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs or commissions. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.

Restricted cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At September 30, 2005, the majority of the total restricted cash balance of $7.6 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the Bank Credit Facility. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $7.1 million has been classified as “Restricted cash - noncurrent” in the accompanying condensed consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $0.6 million at September 30, 2005, which are classified as current assets.

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

Equity-based compensation. Following the accounting guidance set forth SOP 90-7, we adopted SFAS No. 123R upon emerging from bankruptcy on March 15, 2005. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we will measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. As a result of issuing stock options in connection with the emergence of bankruptcy, some of which were immediately vested, we recorded approximately $1.2 million of compensation expense related to the adoption of SFAS No. 123R during the nine months ended September 30, 2005.

Deferred revenue on unfavorable contracts. During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” (“SFAS No. 141”) to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Significant assumptions in determining the unfavorable contract value included estimates of current market rates for similar term contracts and estimates of the likelihood of our option periods under the contracts being exercised by the charterer. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the period from March 15, 2005 to September 30, 2005, the Company recorded approximately NOK 45.3 million ($7.1 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 56.6 million ($8.7 million at September 30, 2005) is included in “Deferred revenues on unfavorable contracts” in the consolidated balance sheet at September 30, 2005.

New Accounting Standards:

As part of its short term international convergence project, the FASB is amending FAS No. 128, “Earnings Per Share” to make it consistent with international accounting standards and make earnings per share (“EPS”) computations comparable on a global basis. The amendment changes the computation of EPS by changing the treasury stock method and contingent share guidance for computing year-to-date EPS, assuming that the settlement of contracts that may be settled in stock will be settled by share issuances for the purposes of computing diluted EPS, and by requiring that mandatory redeemable convertible securities be included in the weighted-average number of shares outstanding used in computing basic EPS from the date the conversion becomes mandatory. The proposed standard has not yet been finalized. The Company is in process of analyzing the impact of EPS of statement.

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

In June 2004, the FASB issued an exposure draft entitled “Fair Value Measurements” and subsequent draft in October 2005. This proposed standard will define fair value and establish a framework for applying the fair value measurement objective in GAAP. The statement will focus on "how" to measure fair value, not "what" to measure at fair value, and is intended to improve the consistency and comparability of the measurements, codify and simplify the guidance that currently exists for developing the measurements, and improve disclosures about the measurements. The proposed standard is expected to be issued in the forth quarter of 2005, and is proposed to be effective for fiscal years beginning after December 15, 2006. The adoption of this proposed standard is not expected to have a material impact on the Company’s financial statements or results of operations.

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

Important risk factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

Risks Relating to our Operations

•	The cost and availability of drydock services may impede our ability to return stacked vessels to the market in a timely manner.

•	Our inability to upgrade our fleet successfully could adversely affect our financial condition and results of operations.

•	Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.

•	We are subject to risks inherent in conducting our business internationally.

•	As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may adversely affect our business and operations.

•	Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.

•	Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.

•	Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.

•	Our U.S. employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

•	The loss of a key customer could have an adverse impact on our financial results.

•	We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

•	The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.

•	Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.

•	The removal or reduction of the reimbursement of labor costs by the Norwegian government may increase our costs to operate our vessels in the North Sea.

•	Our fleet includes many older vessels that may require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.

•	We also own a SWATH, high speed crew boat, and related inventory with an aggregate book value of approximately $7.2 million as of September 30, 2005. This vessel has not been under contract since early 2005, and, because of the unique nature of this vessel and the high operating costs, we may not be able to contract this vessel at an economical rate in the future. If we attempt to sell this vessel, there is no guarantee that we will succeed in finding a buyer, or that any buyer will pay an attractive price. Whether or not we sell the SWATH, we may be required to record material asset impairment charges in connection with the vessel. In addition, we will be required to repay $1.3 million of MARAD notes upon selling the SWATH.

Risks Relating to our Industry

•	We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

•	The marine support service industry is highly competitive. If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.

Risks Relating to our Capital Structure

•	We are highly dependent on improved cash flow to meet our obligations and reduce our indebtedness in the future. If we are unable to increase our cash flow, we may not be able to meet our obligations under our credit facilities and we may not be able to secure additional financing or have sufficient capital to support our operations.

•	Our credit agreements contain strict covenants that limit many aspects of our operations, which will require us to seek waivers, amendments or consents frequently in the ordinary course of our business, and may lead to the unintentional breach of one or more of these covenants from time to time. If we violate any of these covenants and we are unable to obtain a waiver, or if we otherwise default, then our lenders may declare amounts outstanding under our credit agreements to be immediately due and payable.

•	We may not be able to repatriate funds from Norway to fund our U.S. operations, which could negatively impact our cash flows and limit our operational flexibility.

•	We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.

•	Our ability to utilize certain net operating loss carryforwards may be limited by certain events whichcould have an adverse impact on our financial results.

•	Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

•	Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.

•	Currency fluctuations could adversely affect our financial condition and results of operations.

•	Our ability to issue primary shares in the equity capital markets for our benefit after this offering could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of common stock in the public market, which may depress the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk during the first nine months of 2005. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2004 Annual Report on Form 10-K in conjunction with the information contained in this Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana

On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”).  The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004.  Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects.  Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements.  On August 23, 2005, the District Court issued a final judgment order dismissing the lawsuit against the Company, the Company’s former Chief Executive Officer and the Company’s former Chairman of the Board of Directors with prejudice. In addition, the District Court approved the terms of the settlement described above and ordered the settling parties to consummate the terms and provisions of the settlement

Item 6. Exhibits.

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
10.15*
Employment Agreement dated as of-------------- August 8, 2005, between Trico Marine Services, Inc. and Rishi Varma. (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10Q dated August 9, 2005)

10.16
Consent, Waiver and Fourth Amendment, dated as of August 1, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of August 1, 2005. ( incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10Q dated August 9, 2005)

10.17*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Geoff A. Jones. (1)
10.18*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and D. Michael Wallace. (1)
10.19*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Trevor Turbidy. (1)
18	Preferability letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 18 to our Quarterly Report on Form 10-Q dated May 10, 2005).
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
_________________

*	Management Contract or Compensation Plan or Arrangement.
(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Principal Financial Officer)
Date: November 3, 2005