Form 10-K
period 2005-12-31
TRICO MARINE SERVICES INC
filed 2006-02-28
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-28316
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2401 Fountainview Dr., Suite 920 Houston, TX	77057 (Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (713) 780-9926

Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of Exchange Act.     Large Accelerated Filer ☐          Accelerated Filer ☒          Non-accelerated Filer ☐
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.     Yes ☐          No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☒
      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2005 based on the average bid and asked price of such voting stock on that date was $191,715,212.
      The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at February 27, 2006 was 14,638,103.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2005

i

PART I

Items 1 and 2.	Business and Properties
General
      We are a provider of marine support vessels to the offshore oil and gas industry, primarily in the North Sea, Gulf of Mexico, and to a lesser extent, West Africa, Mexico and Brazil. As of January 31, 2006, our fleet consisted of 72 vessels, including ten large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 45 supply vessels, ten crew boats, and one line handling (utility) vessel. Our diversified fleet of vessels provides a broad range of services to offshore oil and gas operators, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation, repair and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles), well stimulation, sea floor cable laying and trenching services.
      We generate the majority of our revenues by chartering our vessels on a day rate basis. A charter is a contract that can either be for a fixed term or taken from the spot market (a relatively short, indefinite term). We typically retain operational control over the vessel and are responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs.
      We are a Delaware holding company formed in 1993. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. Our domestic subsidiaries include Trico Marine Assets, Inc., which owns the majority of our vessels operating in the Gulf of Mexico and other international regions excluding the North Sea, and Trico Marine Operators, Inc., which operates all of our vessels in the Gulf of Mexico. In addition to our domestic operations, we operate internationally through a number of foreign subsidiaries, including Trico Shipping AS, which owns our vessels based in the North Sea.
      Our principal executive offices are located at 2401 Fountainview Dr., Suite 920, Houston, Texas 77057. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on our website is not part of this annual report. Unless the context represents otherwise, references to “we,” “us,” “our,” “the Company” or “Trico” are intended to mean the consolidated business of Trico Marine Services, Inc.
Business Strategy
      Our primary business strategy focuses on the following:

•	Expanding our presence in growing international markets.

•	Upgrading our fleet.

•	Maintaining a conservative financial profile.

•	Balancing a mix of long-term contracts and spot market exposure.
2005 Events
      Termination of Our U.S. Credit Facility. On November 22, 2005, we entered into an agreement (the “Termination Agreement”) among Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Bear Stearns Corporate Lending, Inc., the Administrative Agent of our $75 million secured credit facility (the “U.S. Credit Facility”), to repay all of the liabilities, obligations and indebtedness outstanding under the U.S. Credit Facility. Under the terms of the Termination Agreement, we agreed to pay to the Administrative Agent $58.1 million, the amount necessary to pay all obligations, together with accrued interest and a prepayment premium of $3.1 million. Upon receipt of the funds by the Administrative Agent, the U.S. Credit Facility, together with all of the obligations, covenants, and liens of the facility were automatically terminated.

      Equity Offering. On October 7, 2005, we announced the commencement of an underwritten public offering of 3,900,000 shares of our common stock. On October 18, 2005, we entered into an underwriting agreement with Lehman Brothers Inc., as representative of the several underwriters named therein with respect to the sale of 3,900,000 shares of our common stock and an over-allotment option to purchase up to an additional 585,000 shares of our common stock. On October 24, 2005, we received $95.3 million in net proceeds from the sale of 4,273,500 shares of our common stock, including 373,500 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option at a public offering price of $24.00 per share. The remaining 211,500 shares of common stock available under the purchase option to cover over-allotments expired on November 18, 2005 without any additional exercises.
      Hurricanes. None of our vessels, nor our operating base in Houma, Louisiana, sustained any significant damage from Hurricanes Katrina or Rita.
      Executive Management Changes. On August 31, 2005, we announced that our Board of Directors appointed Trevor Turbidy to serve as our President and Chief Executive Officer. Mr. Turbidy replaced Mr. Joseph S. Compofelice who served as Interim Chief Executive Officer since March 31, 2005 following the resignation of Thomas Fairley. Mr. Turbidy was also elected to our board of directors for a term expiring in 2006. We also announced the promotion of Geoff Jones to Vice President and Chief Financial Officer, replacing Mr. Turbidy.
      Our Reorganization. On March 15, 2005 (the “Exit Date”), we emerged from bankruptcy proceedings. These proceedings were initiated on December 21, 2004, when we filed “prepackaged” voluntary petitions for reorganization under Chapter 11. The bankruptcy filing was a result of us commencing a process in May 2004 to realign our capital structure with our present and future operating prospects and, together with operational changes made during the same period, provide us with greater liquidity and a lower cost structure. Concurrently with our financial reorganization, the majority of our Board of Directors were replaced.
The Industry
      Marine support vessels are used primarily to transport equipment, supplies, and personnel to drilling rigs, to tow drilling rigs and equipment and to support the construction, installation, repair and maintenance of offshore oil and gas production platforms. The principal types of vessels that we operate can be summarized as follows:
      Platform Supply Vessels. Platform supply vessels, or PSVs, are used primarily for certain international markets and deepwater operations. PSVs serve drilling and production facilities and support offshore construction, repair, maintenance and subsea work. PSVs are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below-deck, PSVs are used to transport supplies such as fuel, water, drilling products, equipment and provisions. Our PSVs range in size from 200 feet to more than 300 feet in length and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below-deck capacities.
      Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, or AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition to these capabilities, AHTSs can be used in supply, oil spill recovery, tanker lifting and floating production, storage and offloading, or FPSO, support roles when they are not performing anchor handling and towing services. AHTSs are characterized by large horsepower (generally averaging between 8,000 - 18,000 horsepower), shorter afterdecks and special equipment such as towing winches.
      Supply Vessels. Supply vessels generally are at least 165 feet in length and are constructed primarily for operations to serve drilling and production facilities and support offshore construction, repair and maintenance work. Supply vessels are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe, other drilling equipment or drummed materials, supply vessels transport liquid and dry bulk drilling products, potable and drill water and diesel fuel.
      Crew Boats. Crew boats generally are at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms and other offshore installations. Crew boats are constructed from aluminum and as a result, they generally require less maintenance and have a longer useful life without refurbishment than steel-hulled supply vessels. All of our crew boats range from 110 to 155 feet in length.
      Line Handling Vessel. The line handling vessel is outfitted with special equipment to assist tankers while they load from single buoy mooring systems. This vessel supports oil off-loading operations from production and storage facilities to tankers and transport supplies and materials to and among offshore facilities.
Market Areas
      We operate primarily in the North Sea, the Gulf of Mexico, and to a lesser extent, West Africa, Mexico and Brazil. We are currently evaluating the desired vessel composition and level of operations in each of these regions. We are also evaluating certain other market areas for possible future strategic development.
      Financial data, including revenues, expenses and assets, of our primary market area/operating segments are detailed in Note 23
      North Sea. The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany and Ireland, and the area west of the Shetland Islands. Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. The entire North Sea has strict vessel requirements which prevent many vessels from migrating to the area. Contracting in the region is generally for term work, often for multiple years. As of January 31, 2006, we had nine PSVs and five AHTSs actively marketed in the North Sea. Local state oil companies and European major international oil companies historically predominated drilling and production activities in the North Sea. Over the past few years, a number of new, smaller entrants have purchased existing properties from the traditional participants or acquired leases, which is leading to an increase in drilling and construction.
      Gulf of Mexico. The Gulf of Mexico is one of the most actively drilled offshore basins in the world and is home to approximately 4,000 production platforms. Shallow water drilling primarily targets natural gas, and deepwater activity is split between natural gas and oil. The weather is generally benign, and harsh environment capable equipment is unnecessary. The Jones Act requires all vessels working in coastwise trade in the Gulf of Mexico to be U.S. built, owned, flagged and crewed. As of January 31, 2006, we had a total of 30 actively marketed vessels in the Gulf of Mexico, including 26 supply vessels and four crew boats. Independent oil companies have become the most active operators in the shallow water Gulf of Mexico while independents and major international oil companies are more active in the deeper water regions. We believe that drilling activity in the shallow water Gulf of Mexico has increased due to sustained high oil and gas prices, the stability of the U.S. market and the existence of subsea infrastructure to transport new production onshore. Construction and repair activity in the Gulf of Mexico has increased to support this drilling and to repair platforms and rigs affected by hurricanes.
      West Africa. We have developing operations in West Africa that are based in Port Harcourt, Nigeria. Several operators have scheduled large scale offshore projects, and we believe that vessel demand in this market will continue to grow. As of January 31, 2006, we had one AHTS, one crew boat, and four supply vessels actively marketed in West Africa. West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the prospects for large field discoveries in the region. We expect drilling and construction activity in this region to expand over the coming years.
      Mexico. We have operations from several ports in Mexico that are managed from our office in Ciudad del Carmen. This market is characterized primarily by term work, and recently has experienced modest increases in day rates. As of January 31, 2006, we had four crew boats and three supply vessels actively marketed in Mexico. Petróleos Mexicanos, or Pemex, the state-owned oil company of Mexico, is the sole oil and gas operator in this market, is the world’s third largest crude oil producer, and is pursuing a federal plan to increase offshore oil and gas production, including the construction of over 40 new platforms and over

100 miles of pipeline. Construction work to support this growth is performed by numerous local and U.S. contractors. We principally serve the construction market and are seeking to increase our service directly to Pemex.
      Brazil. Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. On May 5, 2005 the Company entered into an agreement to sell five of the six line handler vessels in Brazil. During November 2005, the charterer approved the sale, and the sale was completed in December 2005. Our remaining line handler vessel is contracted to Petróleo Brasileiro SA, or Petrobras, the state-owned oil company and the largest operator in Brazil.
Our Fleet
      Existing Fleet. The following table sets forth information regarding the vessels operated by us as of January 31, 2006:

	No. of
Type of Vessel	Vessels(1)		Length	Horsepower

Supply Vessels	45		166’ - 230	’ 2,000 – 6,140
PSVs	10		190’ - 304	’ 4,050 – 10,800
AHTSs	6		212’ - 261	’ 11,140 – 15,612
Crew/Line handling Vessel	11	(2)	93’ - 155’	1,200 – 10,600

(1)	Includes two supply vessels, two crew boats, and our SWATH crew boat, which are classified as assets held for sale as of January 31, 2006.

(2)	Includes the Stillwater River (our SWATH crew boat), and three crew boats under long-term lease.
      As of January 31, 2006, the average age of our vessels was 18 years. A vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, we calculate the vessel’s age based on an average of the construction date and the refurbishment date. We believe that our upgrade and refurbishment program, completed in the first half of 1999, has significantly extended the service life of most of our Gulf class supply vessels.
      Included in Item 7 is an internal allocation of our charter revenues among vessel classes for each of the past three fiscal years.
      Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping, Det Norske Veritas or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $8.5 million, $11.4 million, and $10.8 million in dry-docking and marine inspection costs in the years ended December 31, 2005, 2004 and 2003, respectively.
      On the Exit Date, we elected to change our accounting policy to record all marine inspection costs as expenses in the period in which the costs are incurred. The Company believes that this change is preferable because it provides a better representation of operating expenses and earnings during a given period. For all periods prior to the Exit Date, we recorded the cost of major scheduled dry-dockings in connection with regulatory marine inspections for our vessels as deferred charges. Under this method of accounting, deferred marine inspection costs were amortized over the expected periods of benefit, which typically ranged from two to five years.
      Non-regulatory dry-docking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology, and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory dry-docking expenditures are expensed in the period in which they are incurred.

Dispositions of assets
      During the past few years, we began to market some of our older, less utilized assets for sale in an effort to streamline and focus our operations on our core assets. This process resulted in the sale of three cold stacked vessels, one crew boat, five line handler vessels and the decision to market the SWATH crew boat in the fourth quarter of 2005. We also sold three older PSVs, one of which was sold in 2004 and the remaining two vessels were sold in the first and second quarter of 2005. In addition to the sale of vessels, we entered into a sale-leaseback transaction in the fourth quarter of 2004 for our 14,000 square foot primary office in the North Sea to provide additional liquidity. The sale generated approximately $2.8 million of cash proceeds. We entered into a 10-year lease for the use of the facility, with annual rent payments of approximately $0.3 million.
Operations Bases
      Our principal executives operate from our leased headquarters office in Houston, Texas. We support our Gulf operations from an owned 62.5-acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway that provides direct access to the Gulf. Our North Sea operations are supported from leased offices in Fosnavag, Norway and Aberdeen, Scotland. We also have leased sales and operational offices in Port Harcourt, Nigeria and Ciudad del Carmen, Mexico. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil.
Customers and Charter Terms
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
      As of December 31, 2005, a portion of our fleet is committed under term contracts of various length. Some contracts contain options, at the customer’s sole discretion, to extend the contract for a specified length of time at a specified rate, while other contracts do not contain such option periods. The table below shows our contract coverage if none of the option periods are ratified by our customers (without options) and if all of the option periods are ratified by our customers (with options). A summary of the average terms of those contracts are as follows:

	Without Options

	Year ended December 31, 2006			Year ended December 31, 2007

	% of Total	Average		% of Total	Average
Type of Vessel	Days available	day rate		Days available	day rate

PSVs (10)	67%	$14,352		13%	$12,352
AHTSs (6)	38%	$12,550	(1)	15%	$5,711	(1)
Supply Boat (34 active)	22%	$7,142		2%	$4,950
Crew/ Line Handling Vessels (11 active)	43%	$3,593		11%	$4,300

	With Options

	Year ended December 31, 2006			Year ended December 31, 2007

	% of Total	Average		% of Total	Average
Type of Vessel	Days available	day rate		Days available	day rate

PSVs (10)	74%	$14,268		46%	$13,639
AHTSs (6)	60%	$14,095	(1)	43%	$11,790	(1)
Supply Boat (34 active)	22%	$7,139		2%	$4,950
Crew/ Line Handling Vessels (11 active)	43%	$3,593		11%	$4,300

(1)	The day rate for the AHTS class includes one vessel operating under a bare boat charter, during which we receive a lower day rate, but do not pay for the operating costs of the vessel.
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
      No individual customer represented more than 10% of consolidated revenues during 2005, 2004 or 2003, respectively.
Competition
      Competition in the marine support services industry primarily involves factors such as price, service, safety record, reputation of vessel operators and crews, and availability and quality of vessels of the type and size required by the customer. We have several global competitors with operations in most or all of our market areas, and various other regional competitors in each market area. Although a few of our competitors are larger and many have greater financial resources and international experience than us, we believe that our operating capabilities and reputation enable us to compete with other fleets in the market areas in which we operate.
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
      The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations, as well as class and other flag state regulations, as applicable, require that most of our vessels be dry-docked for inspection at least twice within a five-year period, while some U.S. flagged crew boats require dry-docking every two years. We believe we are in compliance in all material respects with all U.S. Coast Guard, flag and port state regulations, as applicable.
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
      The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., and imposes potential liability for the costs of remediating releases of petroleum and other substances. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal and remediation. Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases of pollutants in reportable quantities. Our vessels routinely transport diesel fuel to offshore rigs and platforms, and also carry diesel fuel for their own use. Our supply vessels transport bulk chemical materials used in drilling activities, and also transport liquid mud which contains oil and oil by-products. All offshore companies operating in the U.S. are required to have vessel response plans to deal with potential oil spills.
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
Employees
      As of January 31, 2006, we had 836 employees worldwide, including 734 operating personnel and 102 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, strikes, work stoppages, boycotts or slowdowns have not interrupted our operations.
      Our U.S. employees have not chosen to be represented by a labor union and are not covered by a collective bargaining agreement. We, together with other providers of marine support vessels, have in the past been targeted by maritime labor unions in an effort to unionize our Gulf Coast employees.
      Our Norwegian seamen are covered by three union contracts with three separate Norwegian unions. Our United Kingdom seamen are covered by two union contracts with two separate unions. We believe our relationships with our employees in Norway and the United Kingdom are satisfactory.
      Our seamen in Brazil are covered by separate collective bargaining agreements. We believe our relationships with our employees in Brazil are satisfactory.
Cautionary Statements
      Certain statements made in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from future or past acquisitions;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith;

•	our ability to repatriate cash from foreign operations if and when needed; and

•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements which are not historical facts.
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
Item 1A. Risk Factors
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
Risks Relating to our Business
Our fleet includes many older vessels that may require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.
      As of January 31, 2006, the average age of our vessels was 18 years. The age of many of our competitors’ fleets is substantially younger than ours. Our older fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition, and as a consequence may be subject to longer or more frequent periods of unavailability. For all of these reasons, our existing fleet may be impacted by a downturn in demand for offshore supply vessels more significantly than many of our competitors, which may have a material adverse impact on our financial condition and results of operations.
The cost and availability of dry-dock services may impede our ability to return stacked vessels to the market in a timely manner.
      As of January 31, 2006, we had 12 cold-stacked vessels on which we will have to spend substantial sums in order to return them to service, or to contribute those assets to potential joint ventures in growing international markets. A critical element of our strategy is the redeployment of cold-stacked vessels to growing international markets, as well as to more mature markets such as the Gulf of Mexico when we believe that sustained higher day rates justify such spending. If the cost to dry-dock these vessels should increase, or if the availability of shipyards to perform dry-dock services should decline, then our ability to destack vessels in a timely manner to work at sustained higher day rates, or at all, could be materially affected, which may materially adversely affect our financial condition and results of operations.
Our inability to upgrade our fleet successfully could adversely affect our financial condition and results of operations.
      Our ability to upgrade our fleet depends on our ability to order the construction of new vessels ourselves, or the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. In addition, we plan to finance our acquisition of new vessels in part by the sale of some of our existing vessels, which are older than the vessels we intend to build or acquire.

However, a number of markets in which we operate, as well as other markets in which we desire to operate, have age limitations, which could adversely affect our ability to successfully market our older vessels. If we are unable to successfully market our older vessels, then our ability to build or acquire newer vessels and upgrade our fleet may be adversely affected. If we cannot purchase or construct new vessels (including existing contracts for vessels under construction), then our customers may hire our competitors’ vessels, and our financial condition and results of operations could be materially adversely affected.
Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
      Charter rates for marine support vessels in our market areas depend on the supply of vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. There are a large number of vessels currently under construction and our competitors have recently placed a large number of orders for new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel constructions, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. For example, certain of our competitors have constructed and have plans to construct additional new U.S.-flagged offshore supply vessels and foreign-flagged offshore supply vessels. A remobilization to the Gulf of Mexico of U.S.-flagged offshore supply vessels operating in other regions or a repeal or significant modification of the Jones Act or the administrative erosion of its benefits, permitting offshore supply vessels that are either foreign-flagged, foreign-built, foreign-owned or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
Operating internationally poses uncertain hazards that increase our operating expenses.
      Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially in developing countries. These risks include, among others:

•	Political instability;

•	Potential vessel seizure or confiscation, or the expropriation, nationalization or detention of assets;

•	Currency restrictions;

•	Import and export quotas and other forms of public and governmental regulation;

•	Lack of ability to collect amounts owed; and

•	Terrorist attacks, including kidnapping.
      We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operations.
As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we violated this act may affect our business and operations adversely.
      As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our business and results of operations.

Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.
      In the North Sea, adverse weather conditions during the winter months impact offshore development operations. In the Gulf of Mexico, we historically have enjoyed our highest utilization rates during the second and third quarters, as mild weather provides favorable conditions for offshore exploration, development and construction. Activity in the Gulf of Mexico may also be subject to stoppages for hurricanes, particularly during the period ranging from June to November. Accordingly, the results of any one quarter are not necessarily indicative of annual results or continuing trends.
Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
      Marine support vessels are subject to operating risks such as catastrophic marine disasters, natural disasters (including hurricanes), adverse weather conditions, mechanical failure, crew negligence, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels’ tow or cargo or other property and in injury to passengers and personnel. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We can make no assurances that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage.
Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.
      We must comply with federal, state and local regulations, as well as certain international conventions, the rules and regulations of certain private industry organizations and agencies, and laws and regulations in jurisdictions in which our vessels operate and are registered. These regulations govern, among other things, worker health and safety and the manning, construction and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, we could be subject to substantial administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.
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
      Our operations, particularly in the North Sea, West Africa, Mexico and Brazil, depend on the continuing business of a limited number of key customers. For the year ended December 31, 2005, our largest customer comprised approximately 8.5% of our total revenues. Our results of operations could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.
We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.
      We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers could adversely affect our financial condition, results of operations, and could reduce our ability to pay interest on, or the principal of, our credit facilities. If any of our key customers default on its obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.
The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.
      We depend on the continued services of our executive officers and other key management personnel, the loss of any of whom could result in inefficiencies in our operations, lost business opportunities or the loss of one or more customers. We do not maintain key-man insurance. If we lose key personnel, then our ability to operate our business efficiently may be impaired and our results of operations may be negatively impacted.
The loss of crewmembers without replacements in a timely manner may reduce operational efficiency and negatively impact our results of operations.
      We depend on the continued service of our crewmembers to effectively and safely operate our vessels worldwide. As competition increases in each of the markets in which we operate, including the Gulf of Mexico, we are vulnerable to crewmember departures without trained replacements to take their place. Should we experience a significant increase in such departures and be unable to replace them with suitably trained crewmembers, our results of operations will be negatively impacted.
Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.
      On December 31, 2005, approximately 40% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom and Brazil. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.
The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.
      During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $5.6 million and $5.5 million in 2005 and 2004, respectively. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.

Risks Relating to our Industry
We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.
      Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa, Mexico and Brazil. Since our revenues are generated primarily from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry (including the impact of hurricanes). Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.
      Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The level of exploration and development typically is tracked by the “rig count” in our market areas. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. Depending on when we enter into long-term contracts, and their duration, the positive impact on us of an increase in day rates could be mitigated or delayed, and the negative impact on us of a decrease in day rates could be exacerbated or prolonged. This is particularly relevant to the North Sea market, where contracts tend to be longer in duration. A decrease in activity in the Gulf of Mexico and other areas in which we operate could adversely affect the demand for our marine support services, and may reduce our revenues and negatively impact our cash flows. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate.
If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.
      Certain of our competitors have significantly greater financial resources than we have and more experience operating in international areas. Competition in the marine support services industry primarily involves factors such as:

•	price, service, safety record and reputation of vessel operators and crews; and

•	quality and availability of vessels of the type, capability and size required by the customer.
      Any reduction in day rates offered by our competitors may cause us to reduce our day rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations.
Risks Relating to our Capital Structure
Our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling activity. If we are unable to stabilize our cash flow during depressed markets, we may not be able to meet our obligations under credit facilities and we may not be able to secure financing or have sufficient capital to support our operations.
      In depressed markets, our ability to pay debt service and other contractual obligations will depend on improving our future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty providing for debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or reorganizing our debt or other obligations and seeking additional equity capital, or any combination of the above. We may not be able to take any of these actions on satisfactory terms, or at all.

We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our operational flexibility.
      Our Norwegian subsidiaries generated the majority of our profits and our cash flow from operations during 2005 and prior periods, and from time to time we generate substantial liquidity from these subsidiaries. Our ability to repatriate funds depends on a number of factors, including:

•	the availability of cash at our Norwegian subsidiary, or availability under the Norwegian Kroner, or (“NOK”), revolving credit facility (the “NOK Revolver”) ($61.3 million available at December 31, 2005);

•	our ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in our Norwegian subsidiary’s NOK Term Loan and NOK Revolver following completion of the repatriation; and

•	our Norwegian subsidiary having sufficient distributable equity to support the repatriation.
      Assuming that we are otherwise able to repatriate funds from Norway to the U.S., in order to do so in a tax-efficient manner we would also be required to:

•	obtain the consent of our lenders under the NOK Term Loan and NOK Revolver; and

•	reduce the paid-in-capital in one of our Norwegian subsidiaries without the incurrence of tax or other consequences by national regulating and taxing authorities in Norway;
      We may not be able to satisfy one or more of these conditions, and as a result we may not be able to repatriate funds from our Norwegian subsidiaries in a tax-efficient manner, or at all. This inability could materially and adversely affect our U.S. cash and liquidity position.
We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.
      We have received tax assessments in Brazil during the past three years, and may receive additional assessments in the future. Our Brazilian subsidiary received tax assessments from Brazilian state tax authorities starting in March of 2002 totaling approximately 27.8 million Reais ($11.9 million at December 31, 2005) in the aggregate. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. If the courts in these jurisdictions uphold the assessments, it would have a material adverse affect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly have not accrued for these assessments or any potential interest charges for the potential liabilities.
      In addition, our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. This could have a material adverse affect on our financial condition. As of December 31, 2005, our Norwegian Shipping tax regime subsidiary has a recognized deferred income tax liability of NOK 311 million ($46.1 million).
Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events which could have an adverse impact on our financial results.
      Our ability to utilize certain net operating loss carryforwards may be limited by certain events. At March 15, 2005, we had estimated net operating loss carryforwards (“NOLs”) of $337 million for federal income tax purposes that were set to expire through 2024. Upon reorganization, we recognized cancellation of debt income of $166.5 million when our $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) were converted to equity. Due to the change in our ownership, the ultimate utilization of our NOLs may be limited as described below. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.
      Our reorganization created a change in ownership limitation on the utilization of our NOLs. As a result, we will be limited in the utilization of our NOLs to offset approximately $4.7 million of post-reorganization taxable income per year. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date.
      If another ownership change was to occur in the future, our NOL utilization might be further limited or eliminated completely, which may have a material adverse impact on our future cash flows.
Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.
      In general, we operate through two primary operating segments, the North Sea and the Gulf of Mexico. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime preclude us from effectively transferring the financial resources from one segment for the benefit of the other. Over the past three years, our Gulf of Mexico operating segment has incurred significant losses while operating under a significant debt burden and has not been able to fully utilize the financial resources of our North Sea operating segment, which carried a lower level of debt during that time period.
      We have initiated the process of implementing a method to repatriate funds from Norway; however, there are substantial obstacles that we must overcome to achieve a funds transfer in a tax-efficient manner, and there can be no assurance as to the success of such efforts. For a discussion of the difficulties of repatriating funds from Norway, please read “We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our cash flows and limit our operational flexibility” above.
Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.
      The amounts reported in financial statements for periods subsequent to the date we emerged from Chapter 11 have materially changed. These changes are due primarily to:

•	the reorganization of our assets and liabilities as of March 15, 2005, the effective date of our plan of reorganization; and

•	the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” which is commonly referred to as “fresh-start” accounting.
      For example, as part of our fresh-start accounting adjustments, our long-lived assets have been reduced based on the fair market values assigned to our reorganized liabilities and current assets, and based upon a total equity value of $110.0 million as of March 15, 2005. Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy were required to be adopted as of the date of emergence from Chapter 11 bankruptcy protection. Additionally, we elected to make other changes in accounting practices and policies effective as of March 15, 2005. For all these reasons, our financial statements for periods subsequent to March 15, 2005 are not comparable to those of prior periods which will make it difficult for stockholders to assess our performance in relation to prior periods.
Currency fluctuations could adversely affect our financial condition and results of operations.
      Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Brazilian Real and the Nigerian Naira. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as comprehensive income or losses on our balance sheet. Due to the fluctuation of these currencies, primarily the NOK, we incurred a favorable accumulated foreign currency translation adjustment of $17.7 million and $10.6 million in 2004 and 2003, respectively, and we incurred a combined unfavorable accumulated foreign currency translation adjustment of $9.5 million for the combined twelve months ended December 31, 2005. In addition, translation gains and losses could contribute to fluctuations in our results of operations. We recognized foreign exchange losses of $0.3 million and $0.9 million for 2004 and 2003, respectively, and we recognized foreign exchange gains of $0.2 million for the twelve months ended December 31, 2005. Future fluctuations in these and other foreign currencies may result in additional foreign exchange gains or losses, and could have a material adverse impact on our financial position.
Our ability to issue primary shares in the equity capital markets for our benefit could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of common stock in the public market, which may depress the market price of our stock.
      Pursuant to our registration rights agreement with some of our stockholders, we have registered 6,996,200 shares of our common stock held by them. Under the terms of the registration rights agreement, we may be prohibited from effecting certain transactions in our common stock, including any public offering of our common stock, while these stockholders are effecting an underwritten offering of their common stock. As a result, our ability to access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity, such as our NOK Revolver, even if those sources are less attractive to us than selling primary shares of our common stock in the market. Additionally, these stockholders will have the ability to sell a substantial number of shares of common stock in the market during a short time period. Sales of a substantial number of shares of common stock in the trading markets, whether in a single transaction or series of transactions, or the possibility that these sales may occur, could reduce the market price of our outstanding common stock.
Risks Relating to the Ownership of our Common Stock
Our charter documents include provisions limiting the rights of foreign owners of our capital stock.
      Our restated certificate of incorporation provides that no shares held by or for the benefit of persons who are non-U.S. citizens that are determined, collectively with all other shares so held, to be in excess of 24.99% of our outstanding capital stock (or any class thereof) are entitled to vote or to receive or accrue rights to any dividends or other distributions of assets paid or payable to the other holders of our capital stock. Those shares determined to be in excess of 24.99% shall be the shares determined by our board of directors to have become so owned most recently. In addition, our restated certificate of incorporation provides that, at the option of our board, we may redeem such excess shares for cash or for promissory notes of our company with maturities not to exceed ten years and bearing interest at the then-applicable rate for U.S. treasury instruments of the same tenor. U.S. law currently requires that less than 25% of the capital stock of our company (or of any other provider of domestic maritime support vessels) may be owned directly or indirectly by persons who are non-U.S. citizens. If this charter provision is ineffective, then ownership of 25% or more of our capital stock by non-U.S. citizens could result in the loss of our permits to engage in coastwise trade, which would negatively affect our Gulf of Mexico business.

Some anti-takeover provisions contained in our charter could hinder a takeover attempt.
      Our restated certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into classes of directors and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers and preventing you from getting a premium for your shares that would have otherwise been offered or delaying, deferring or preventing a change in control of our Company.

Item 1B.	Unresolved Staff Comments
      None.

Item 3.	Legal Proceedings
      Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana. On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”). The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements. On August 23, 2005, the District Court issued a final judgment order dismissing the lawsuit against the Company, the Company’s former Chief Executive Officer and the Company’s former Chairman of the Board of Directors with prejudice. In addition, the District Court approved the terms of the settlement described above and ordered the settling parties to consummate the terms and provisions of the settlement.
      On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. For further information on our Chapter 11 proceedings and information on the plan of reorganization, please refer to Items 1 and 2 “Business and Properties - 2005 Events” of this Form 10-K. In July 2005, Steven and Gloria Salsberg, two holders of warrants to purchase our common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313-smb seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberates on the plaintiffs’ request for reconsideration. We believe that plaintiffs’ allegations are without merit, and we intend to defend the actions vigorously.

      In addition, we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for damages. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. In some cases, we have established accruals for these other matters and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Item 4.	Submission of Matters To a Vote Of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Between January 1, 2005 and March 14, 2005, our old common stock was traded in the “pink sheets” over the counter market under the symbol “TMARQ.PK”. On March 15, 2005, we exited Chapter 11 bankruptcy, cancelled our old common stock, and issued new common stock. Our new common stock was quoted on the OTC Bulletin Board under the symbol “TRMA” from March 15, 2005 through October 18, 2005, until it was listed for quotation on the NASDAQ National Market on October 19, 2005. At January 31, 2006, we had 5 holders of record of our common stock.
      The following table sets forth (i) the range of high and low bid prices of our old common stock between January 1, 2004 and March 15, 2005, and (ii) the range of high and low bid prices of our new common stock between March 22, 2005 and January 31, 2006, such prices as reported by the NASDAQ National Market or over-the-counter sources for the periods indicated.
Predecessor Company(1)

	High	Low

2004
First quarter	$2.64	$1.03
Second quarter	1.48	0.17
Third quarter	0.46	0.10
Fourth quarter(2)	0.42	0.10
2005
First quarter (through March 14, 2005)(2)	$0.32	$0.10
Successor Company(1)

	High	Low

2005
First quarter (from March 22, 2005 to March 31, 2005)(3)	22.25	21.00
Second quarter	21.50	17.50
Third quarter	26.75	18.70
Fourth quarter	27.20	24.25
2006
First quarter (through January 31, 2006)	$33.74	$26.10

(1)	The average basic common shares outstanding for our Predecessor was 36,876,152 and 36,908,505 for the year ended December 31, 2004 and the period from January 1, 2005 through March 14, 2005, respectively. Our average basic common shares outstanding for our Successor Company for the period from March 15, 2005 through December 31, 2005 was 11,271,786.
(2)	The bid prices between December 17, 2004 and March 14, 2005 reflect over-the-counter market quotations without retail mark-up, mark-down or commission, and may not represent actual transactions.
(3)	No reported trading of our stock occurred between March 15, 2005 and March 21, 2005.
      We have not paid any cash dividends on our common stock during the past two years and have no immediate plans to pay dividends in the future.

Equity Compensation Plan Information
      Pursuant to the Plan of Reorganization, all equity compensation plans outstanding at December 31, 2004 were terminated as part of our reorganization. As of March 15, 2005, we adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, we are authorized to issue up to 750,000 shares of new common stock pursuant to “Awards” granted as incentive stock options, non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. In 2005, we granted Awards with respect to 803,000 shares of new common stock. The authorized shares under the 2004 Plans differs from the granted Awards due to forfeitures in 2005.
      The table below reflects equity compensation plans approved by the Bankruptcy Court or approved by security holders as of December 31, 2005.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column(a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	420,738	(2)	$11.00	134.500	(1)

Total	420,738			134,500

(1)	The shares remaining for issuance may also be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock).
(2)	In connection with the prepackaged plan of reorganization, the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) was submitted to the Bankruptcy Court for approval. On January 19, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization, including the 2004 Stock Incentive Plan. See Note 18 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our 2004 Stock Incentive Plan.

Prepackage Plan of Reorganization Under Chapter 11 of Title 11 the United States Code
      On November 12, 2004, the Company and its two primary U.S. subsidiaries, Trico Marine Assets, Inc., and Trico Marine Operators, Inc, announced that they had commenced soliciting consents from the holders of the Company’s the Senior Notes to approve a “prepackaged” plan of reorganization (the “Plan”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Bankruptcy proceedings were initiated on December 21, 2004.
      On January 19, 2005 the Company announced that the Bankruptcy Court entered an order confirming the Plan. The Plan confirmation affirmed that all reorganization requirements had been met under the Bankruptcy Code and cleared the way for the Company to emerge from Chapter 11 protection.
      On March 15, 2005, (the “Effective Date”), the Company satisfied all conditions to effectiveness of the Plan and emerged from Chapter 11.

Issuance of New Common Stock
      Holders of the Company’s Senior Notes received in exchange for their total claims (including principal and accrued and unpaid interest), 10,000,000 shares of the new common stock, representing 100% of the fully-diluted common stock of the reorganized Company before giving effect to (i) the exercise of the Warrants (as defined below) to be distributed to holders of old common stock (as defined below) pursuant to the Plan (ii) a long-term incentive plan and (iii) stock issued to advisors. New common stock was issued pursuant to the Company’s newly-adopted Second Amended and Restated Certificate of Incorporation, under which the Company is authorized to issue an aggregate 30,000,000 shares of capital stock, par value $0.01 per share, which consists of 25,000,000 shares of new common stock and 5,000,000 shares of preferred stock.

Rights to Receive Warrants to Purchase New Common Stock
      Holders of the old common stock received, on a pro rata basis, warrants (the “Warrant”) that are exercisable for, in the aggregate, 10% of the issued and outstanding shares of new common stock of the reorganized Company (before giving effect to the long-term incentive plan). The Warrants were issued in two series, the “Series A Warrants” and the “Series B Warrants”. The Warrants have the following terms:
      Series A Warrants. The Series A Warrants are exercisable for a period of five years after the Effective Date for an aggregate of 499,429 shares of new common stock of the reorganized Company, with a per share exercise price of $18.75. 496,579 Series A Warrants remain outstanding as of December 31, 2005.
      Series B Warrants. The Series B Warrants are exercisable for a period of three years after the Effective Date for an aggregate of 499,429 shares of new common stock of the reorganized Company, with an exercise price of $25.00. 497,438 Series B Warrants remain outstanding as of December 31, 2005.
      Based upon the 36,960,537 shares of old common stock outstanding as of March 15, 2005, the holders of the old common stock are entitled to receive one Series A Warrant and one Series B Warrant in exchange for every 74 shares they hold. The exchange ratio is derived from the product of 36,960,537 (the number of shares of old common stock outstanding as of March 15, 2005) divided by 500,000 (the total number of warrants in each series available for issuance). Holders of old common stock will not be issued fractional Warrants and any fraction will be rounded down to the proceeding whole number of a Warrant or Warrants. In other words, if an existing holder on old common stock owned less than 74 shares of the old common stock on the Record Date, then such a holder would not be entitled to receive any Warrants.

Registration Rights Agreement
      Pursuant to the terms of a registration rights agreement (the “Registration Rights Agreement”) entered into in the connection with the Plan, the Company agreed, subject to certain specified limitations and conditions, to register up to 10,000,000 shares of new common stock held by former holders of its Notes (the “Selling Stockholders”).
      Pursuant to the terms of the Registration Rights Agreement, on April 29, 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission, or the “SEC”, which was declared effective by the SEC on May 20, 2005 (the “Initial Shelf Registration Statement”). The Initial Shelf Registration Statement covers the offer and sale from time to time: (1) by the Company of 2,000,000 shares of its common stock, and (2) by the selling stockholders named in the Initial Shelf Registration Statement of up to 6,996,200 shares of the Company’s common stock. On September 9, 2005, the Company filed an additional shelf registration statement (the “Additional Shelf Registration Statement”) with the SEC in order to increase the number of shares of common stock of the Company which the Company can sell under the Initial Shelf Registration Statement from 2,000,000 to 4,500,000. The Additional Shelf Registration Statement was declared effective by the SEC on September 28, 2005.
      Once the Initial Shelf Registration Statement expires or ceases to be effective for a period covering ninety (90) days, the Selling Stockholders may request that the Company file a shelf registration statement covering the Selling Stockholders’ unsold new common stock (the “Demand Rights”). Additionally, if the Company proposes to register any of its securities for sale at a time when a registration covering the new common stock held by the Selling Stockholders is not effective, then the Company has agreed to provide the Selling Stockholders with an opportunity to have their new common stock included in the registration statement (the “Piggy Back Rights”). Pursuant to the terms of Registration Rights Agreement, the Selling Stockholders are allowed up to three Demand Rights and unlimited Piggy Back Rights. The Company has agreed to pay all of the expenses associated with the filing of the foregoing registration statements, subject to certain specified limitations and conditions contained in the Registration Rights Agreement.
      Under the terms of the Registration Rights Agreement, the Company may be prohibited from effecting certain transactions in the new common stock, including any public offering in the new common stock, while the Selling Stockholders are effecting an underwritten offering on their new common stock.

Item 6.	Selected Financial Data
      The selected financial data presented below for the five years ended December 31, 2005 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and notes thereto included in Item 8 of this report on Form 10-K.

	Successor
	Company(1)		Predecessor Company(1)

	Period From		Period From
	March 15, 2005		January 1, 2005		Years ended December 31,
	through		through
	December 31, 2005		March 14, 2005		2004		2003		2002		2001

			(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$152,399		$29,886		$112,510		$123,521		$133,942		$182,625
Direct operating expenses and other	69,081		16,217		80,712		81,188		84,101		82,144
Depreciation and amortization expense	20,403		6,703		32,931		33,392		31,870		32,888
Operating income (loss)	41,816	(2)	879		(48,719	)(3)	(135,501	)(4)	(12,077	)(5)	17,253	(6)
Interest expense	6,430		1,940		33,405		30,159		28,432		26,232
Net income (loss)	20,100	(7)	(61,361	)(8)	(95,952	)(9)	(164,398)		(67,978	)(10)	(6,923)
Basic Per Share Data:
Net earnings (loss) per share	$1.78		$(1.66)		$(2.60)		$(4.51)		$(1.87)		$(0.19)
Diluted Per Share Data:
Net earnings (loss) per share	$1.74		$(1.66)		$(2.60)		$(4.51)		$(1.87)		$(0.19)
Balance Sheet Data:
Working capital (deficit)	$46,259	(12)	NA	(11)	$(26,660	)(12)	$(27,740	)(12		) $(69,427)(1	2	) $43,175
Property and equipment, net	225,646		NA	(11)	459,211		487,019		546,223		450,057
Total assets	344,222		NA	(11)	550,755		585,191		747,175		655,712
Debt, including current portion	46,538		NA	(11)	147,131		380,166		384,146		305,095
Liabilities subject to compromise	—		NA	(11)	275,179		—		—		—
Stockholders’ equity	222,432		NA	(11)	63,841		142,031		295,326		291,726

(1)	We exited bankruptcy protection on March 15, 2005. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of our company to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.
(2)	Includes a loss on assets held for sale of $2.2 million and gains on sales of assets $2.5 million.
(3)	Includes impairment charges of long-lived assets held for use of $8.6 million and losses on assets held for sale of $10.7 million.
(4)	Includes goodwill impairment charges of $113.0 million, losses on assets held for sale of $6.2 million, and a gain on sales of assets of $1.0 million.
(5)	Includes charges for impairment of long-lived assets of $5.2 million.
(6)	Includes charges for impairment of long-lived assets of $24.3 million and gains on sales of assets of $0.9 million.
(7)	Includes the items in footnote (2) and a loss on early retirement of debt of $4.0 million.
(8)	Includes reorganization costs of $6.7 million, a gain on debt discharge of $166.5 million and fresh-start adjustments of $219.0 million.

(9)	Includes the items in footnote (3), reorganization costs of $8.6 million and charges of $2.8 million and $7.2 million for the accelerated amortization of debt discounts and deferred financing costs, respectively, and a loss on early retirement of debt of $0.6 million.

(10)	Includes the operating items in footnote (5) and a loss on early retirement of debt of $11.0 million.
(11)	Not applicable due to fresh-start accounting, which was applied at an interim date that was not the end of a required reporting period.
(12)	Includes amounts outstanding under the Trico Supply Bank Facility of $16.3 million, $55.9 million, $61.5 million and $87.9 million at December 31, 2005, 2004, 2003 and 2002, respectively, which are classified as current liabilities in accordance with SFAS No. 6.
      Our revenues, operating income (loss), and net earnings (loss) are directly impacted by changes in vessel day rates and fleet utilization. A discussion of those changes for the years ended December 31, 2005, 2004 and 2003 can be found in the “Our Results of Operations” section of Item 7 of this report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview of the Year Ended December 31, 2005
      On March 15, 2005, we emerged from bankruptcy proceedings with a Bankruptcy Court-approved plan of reorganization including the U.S. Credit Facility. These proceedings were initiated on December 21, 2004, when we filed “prepackaged” voluntary petitions for reorganization under Chapter 11. The bankruptcy filing was the culmination of a process that began in May 2004 to realign our capital structure with our present and future operating prospects and, together with operational changes made during the same period, provide us with greater liquidity and a lower cost structure. Concurrently with our financial reorganization, the majority of our Board of Directors was replaced.
      During early 2005, we began to see signs that the markets for our vessels were improving. Day rates and utilization levels steadily increased for each of our major vessel classes. AHTS vessels working in the spot market achieved near-record day rates at certain points throughout 2005, which in turn positively affected the rates achieved when our vessels with term contracts were renegotiated. In addition to the continued strengthening in the North Sea, day rates in the Gulf of Mexico increased significantly during August and September due to the impact of hurricanes in the Gulf of Mexico. During the fourth quarter of 2005, we experienced our highest average day rates ever in the Gulf of Mexico and experienced near-capacity utilization levels for our active vessels.
      In addition to our reorganization in March, we completed an underwritten public offering of 4,273,500 shares of common stock during October 2005 which raised a total of $95.3 million after expenses. With a portion of the net proceeds, we repaid and retired all amounts owed under our U.S. Credit Facility, including $6.0 million owed under our revolving credit facility and the $54.6 million term loan. As of December 31, 2005, we have total debt of $46.5 million and total cash, net of debt, of $4.7 million.
Primary Factors Affecting our Results of Operations
      Day Rates and Utilization. Our results of operations are affected primarily by the day rates we receive and our fleet utilization. Day rates and utilization are primarily driven by four key factors:

•	demand for vessels of the type that we own;

•	customer requirements for vessels;

•	the supply of available vessels; and

•	competition.
      Demand for our vessels is primarily impacted by the level of offshore oil and gas drilling activity, which is typically influenced by exploration and development budgets of oil and gas companies. The number of drilling rigs in our market areas is a leading indicator of drilling activity. Our day rates and utilization rates are also affected by the size, configuration, age and capabilities of our fleet. In the case of supply vessels and PSVs, their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower and dynamic positioning systems are also important requirements. For crew boats, size and speed are important factors. Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations capabilities available in a given market area. Competition in the marine support services industry primarily involves factors such as:

•	price, service and reputation of vessel operators, safety record and crews; and

•	the age, quality and availability of vessels of the type and size required by the customer.
      Operating Costs. Our operating costs are primarily a function of active fleet size. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, marine inspection costs, supplies and marine insurance. When we charter vessels, we are typically responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs. For periods prior to our reorganization, costs incurred for dry-dockings related to marine inspections and regulatory compliance were capitalized and amortized over the period between such inspections, typically two to five years. Following our reorganization, costs associated with marine inspections have been expensed as incurred. Generally, increases or decreases in vessel utilization do not significantly affect our direct operating costs incurred when the vessels are active.
Management’s Outlook
      The oil and gas industry continues to experience strong growth due to increased demand for energy worldwide. We believe the following trends should benefit our operations and have a positive impact on our earnings:
      Sustained higher oil and gas prices, driven by global economic recovery, increasing demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations has resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies. The markets in which we operate have responded to the increase in oil and gas activity, resulting generally in higher utilization and day rates through 2005. We expect drilling activity will continue to be robust for 2006, which should continue to provide us with attractive day rates and productive utilization levels for our vessels.
      In the future, we expect that international markets such as West Africa and Southeast Asia, among other regions, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and result in greater demand for our vessels. To capitalize on these long-term growth opportunities, we intend to deploy existing active and stacked vessels, as well as new vessels, to these regions.
Primary Measures Used by Management to Evaluate Our Results of Operations
      As our reorganization progressed in 2004 and 2005, we focused primarily on cash flow from operations and our net changes in cash and cash equivalents in order to fund operations, maintain our fleet and service our debt. With regard to our operations, we primarily monitor operating profit, day rates and utilization levels of our vessels in our primary markets. We also monitor our competitors’ performance in other regions around the world.
Our Results of Operations
      The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we owned during the periods indicated.

	Years Ended December 31,

	2005(4)	2004	2003

Average Day Rates:(1)
PSV/AHTS (North Sea class)	$16,300	$10,875	$11,295
Supply vessels (Gulf class)	6,493	4,479	4,954
Crew/line handling	2,402	2,522	2,897
Utilization:(2)
PSV/AHTS (North Sea class)	92%	82%	82%
Supply vessels (Gulf class)(3)	60%	48%	51%
Crew/line handling	90%	89%	74%
Average number of Vessels:
PSV/AHTS (North Sea class)	16.8	18.5	19.7
Supply vessels (Gulf class)	47.6	48.0	48.0
Crew/line handling	16.4	17.0	16.8

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)	Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 92%, 77%, and 71% for the years ended December 31, 2005, 2004 and 2003, respectively.
(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.
      Set forth below is our charter revenues among vessel classes for each of the periods indicated (dollars in thousands).

	Years Ended December 31,

	Non-GAAP
	Combined 2005(1)%		2004	%	2003	%

Charter Revenues:
PSVs/AHTSs (North Sea class)	$91,810	54%	$60,517	54%	$66,157	54%
Supply vessels (Gulf class)	67,570	39%	37,899	34%	43,866	36%
Crew/line handling vessels	12,442	7%	13,899	12%	13,267	10%

	$171,822	100%	$112,315	100%	$123,290	100%

(1)	For presentational purposes, we have included periods of both the Successor and Predecessor companies, before and after our reorganization.

Comparison of day rates and utilization during the year ended December 31, 2005 to the year ended December 31, 2004
      For our North Sea class PSVs and AHTSs, average day rates increased 50% from $10,875 in 2004 to $16,300 in 2005. Utilization increased from 82% in 2004 to 92% in 2005. The significant increase was due to strengthened demand for North Sea vessels during 2005 from strong exploration and production activities due to more attractive oil and gas prices and only a modest increase in vessel count in the North Sea. The impact of very strong market conditions in the North Sea during 2005 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

      For the Gulf class supply vessels, average day rates increased 45% from $4,479 in 2004 to $6,493 in 2005. Utilization also increased for these vessels from 48% in the 2004 to 60% in 2005, inclusive of our stacked vessel fleet. The increase in both day rates and utilization is a result of the increased demand due to increased drilling activities and construction work particularly related to assessment and repairs from hurricane damage in the late summer months of 2005.
      Day rates and utilization for our crew boats and line handlers remained relatively flat in 2005 compared to 2004. Day rates decreased slightly from $2,522 in 2004 to $2,402 in 2005, while utilization increased from 89% in 2004 to 90% in 2005. Day rates for our crew boats and line handlers may not be comparable to those of our competitors because five of our vessels were under bareboat charter contracts, which significantly reduce the average day rate for the class.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
      The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the year ended December 31, 2005 compared to the same period in 2004 (in thousands). The combined results for the year ended December 31, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Amortization of non-cash deferred revenues,

•	Total revenues,

•	Direct vessel operating expenses and other,

•	General and administrative,

•	Amortization of marine inspection costs,

•	Depreciation and amortization expense,

•	Total operating expenses,

•	Operating income (loss),

•	Income (loss) before income taxes, and

•	Net income (loss)

		Successor	Predecessor
		Company	Company
	Non-GAAP Combined
	Results For the	Period from	Period from
	Year	March 15, 2005	January 1, 2005	Year
	Ended	through	through	Ended
	December 31, 2005	December 31, 2005	March 14, 2005	December 31, 2004

Revenues:
Charter hire	$171,822	$141,953	$29,869	$112,315
Amortization of non-cash deferred revenues (see Note 4)	10,137	10,137	—	—
Other vessel income	326	309	17	195

Total revenues	182,285	152,399	29,886	112,510
Operating expenses:
Direct vessel operating expenses and other	85,298	69,081	16,217	80,712
General and administrative	25,417	21,387	4,030	16,815
Amortization of marine inspection costs	2,055	—	2,055	11,432
Depreciation and amortization expense	27,106	20,403	6,703	32,931
Impairment of long-lived assets	—	—	—	8,584
Loss on assets held for sale	2,237	2,237	—	10,725
(Gain) loss on sales of assets	(2,523)	(2,525)	2	30

Total operating expenses	139,590	110,583	29,007	161,229
Operating income (loss)	42,695	41,816	879	(48,719)
Reorganization costs	(6,659)	—	(6,659)	(8,617)
Gain on debt discharge	166,459	—	166,459	—
Fresh-start adjustments	(219,008)	—	(219,008)	—
Interest expense	(8,370)	(6,430)	(1,940)	(33,405)
Amortization of deferred financing costs	(335)	(285)	(50)	(7,813)
Loss on early retirement of debt	(3,950)	(3,950)	—	(618)
Other income (loss), net	218	213	5	152

Income (loss) before income taxes	(28,950)	31,364	(60,314)	(99,020)
Income tax expense (benefit)	12,311	11,264	1,047	(3,068)

Net income (loss)	$(41,261)	$20,100	$(61,361)	$(95,952)

      Charter Hire Revenues. Our charter hire revenues for 2005 were $171.8 million compared to $112.3 million in 2004, an increase of $59.5 million or 53%. In addition to the day rate and utilization increases discussed previously, a weaker U.S. Dollar relative to the Norwegian Kroner caused a $4.0 million favorable impact on revenues when comparing 2005 to 2004.
      Amortization of Non-Cash Deferred Revenues. During 2005, we recorded $10.1 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization is required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability which is required to be amortized as revenue over the contract periods.

      Direct Operating Expenses. Direct vessel operating expenses increased 6% from $80.7 million in 2004 to $85.3 million in 2005. A weaker U.S. Dollar relative to the Norwegian Kroner caused a $1.5 million increase in direct vessel operating expenses when comparing 2005 to 2004. The remaining increase is primarily due to $7.2 million of marine inspection costs included in operating costs in 2005, partially offset by decreased labor costs of $2.0 million, decreased supplies and miscellaneous expense of $1.1 million and decreased maintenance and repairs costs of $0.7 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of our change in accounting methods related to marine inspection costs, our expenses in a given period may vary dramatically based on the timing and the number of marine inspections. Expenditures for marine inspections decreased from $11.4 million in 2004 to $8.5 million in 2005 due to a reduction in the number of marine inspections occurring during 2005. Decreased labor costs are primarily due to the reduction of pension costs of $0.6 million and a reduced workforce from the sale of vessels in 2005. Decreased supplies and miscellaneous expenses and maintenance and repair costs are primarily due to the reduction in vessels operated in 2005.
      General and Administrative Expenses. General and administrative expenses increased 51% from $16.8 million to $25.4 million when comparing 2004 to 2005. Increased general and administrative expenses can be attributed to costs associated with recruiting and compensating our new management team as well as our new Board of Directors. In addition, general and administrative expense also increased due to the adoption of an annual worldwide incentive plan, for which $2.1 million was accrued, and due to increased infrastructure in West Africa of $0.9 million, higher consulting, legal and accounting fees of $1.2 million, higher severance related costs of $0.8 million and currency translation effects of $0.3 million. The increase in general and administrative expenses also is partially related to the recognition of $1.3 million of non-cash compensation expense related to stock option grants since the Exit Date. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy.
      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.8 million from $32.9 million in 2004 to $27.1 million in 2005. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets as a result of fresh-start accounting on March 15, 2005. In addition, depreciation expense also decreased due to the sale of assets in 2005, partially offset by the sale of a PSV early in the third quarter of 2004.
      Impairment Charges. During the quarter ended June 30, 2004, we evaluated our long-lived assets held for use for potential impairment and recorded an impairment charge of $8.6 million. We did not record any impairment charges on assets held for use during 2005.
      Loss on Asset Held for Sale. During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River vessel, a high-speed small waterplane area twin-hull, also known as our SWATH crew boat. We completed an evaluation of the estimated selling price and recorded an impairment of $2.2 million and reclassed the remaining book value of the SWATH crew boat to assets held for sale in December 2005. During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. During 2004, we recorded impairments totaling $10.7 million as a result of the book values being higher than the estimated selling price for these PSVs.
      Gain on the Sale of Assets. During 2005, we recognized a $2.5 million gain on sale of assets during 2005 after completing the sales of three cold stacked vessels, five line handlers and the two PSVs.
      Reorganization Expense. From April 2004 until March 15, 2005, we incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During 2005 and 2004, we expensed $6.7 million and $8.6 million in fees related to the restructuring effort, respectively.

      Gain on Debt Discharge. During 2005, we recognized a gain of $166.5 million on debt discharge due to the reorganization of our capital structure and the discharge of the Senior Notes and the related accrued interest.
      Fresh-start adjustments. Upon our reorganization, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million during 2005.
      Interest Expense. Interest expense decreased $25.0 million from $33.4 million in 2004 to $8.4 million in 2005. We ceased accruing interest on the Senior Notes on the Commencement Date of our bankruptcy. We recorded approximately $22.3 million of interest expense during 2004 related to our Senior Notes. Also in the second quarter of 2004, we recorded a one-time charge of $2.8 million to accelerate the amortization of unamortized debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter since an event of default occurred under both the Senior Notes and the $55.0 million term loan entered into by Company’s two primary U.S. subsidiaries on February 12, 2004 (the “2004 Term Loan”), and the debt was payable upon demand. In addition, in exchange for modifications to our Norwegian credit agreements, our effective applicable margin increased 1% on each Norwegian credit facility effective for the first quarter of 2005.
      Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased approximately $7.5 million when comparing 2005 to 2004. During the second quarter of 2004, as a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization on our deferred financing costs to expense the remaining unamortized balance. The acceleration resulted in a charge of $7.2 million, which was included in amortization of deferred financing charges during 2004.
      Loss on early retirement of debt. After completing the equity offering in October 2005, we subsequently repaid and retired all outstanding amounts under the U.S. Credit Facility in November 2005. As a result of the prepayment penalties contained in the agreement and unamortized issuance costs, we recorded a loss of $4.0 million on the retirement of the facility. During February 2004, we refinanced a portion of our U.S. debt and recorded a loss of $0.6 million in 2004 related to fees and the write-off of unamortized issuance costs related to our previous debt.
      Income Tax Expense/Benefit. We recorded a consolidated income tax expense in 2005 of $12.3 million, which is primarily related to the income generated by our Norwegian operations. We recorded an income tax benefit in 2004 of $3.1 million, also primarily related to our Norwegian operations. We have booked a full valuation allowance against our net deferred tax assets during 2004 and 2005.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      Revenues. Our revenues in 2004 were $112.5 million compared to $123.5 million in 2003. The 9% decrease in revenues during the year was a result of lower average vessel day rates and utilizations, specifically for the Gulf class supply vessels and lower average vessel day rates for the North Sea class PSVs and AHTSs. To a lesser extent, revenues in 2004 were impacted by the full year effect of the sale of a large North Sea class AHTS vessel during September 2003 and the sale of an older PSV early in the third quarter of 2004. These decreases in revenues more than offset the favorable foreign currency translation impact related to our North Sea operations.
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
      Direct Operating Expenses. Direct vessel operating expenses decreased 1% from $81.2 million in 2003 to $80.7 million in 2004. The decrease is primarily due to reductions in labor and payroll expenses and insurance costs, offset by increases to vessel repair and maintenance and supplies costs during 2004. The reduction in labor costs is a result of a reduction in U.S. headcount, and the full-year effect of an increase in the Norwegian government’s partial reimbursement of labor costs starting in July 2003. In addition, operating costs during 2004 were lower due to the sale of a large North Sea class AHTS vessel in September 2003. Direct vessel operating costs also increased due to the currency translation effect from 2003 to 2004 related to our North Sea operations.
      General and Administrative Expense. General and administrative expenses increased 8% from $15.5 million to $16.8 million when comparing 2003 to 2004. Increases in salary and related costs, particularly for severance amounts, and increased insurance, legal and accounting related costs to comply with the Sarbanes-Oxley Act of 2002 and costs associated with a new operations office in Nigeria more than offset cost decreases related to reductions in force in the Gulf and the North Sea, resulting in a net increase in general and administrative expense during 2004. The legal and financial advisory costs associated with the reorganization initiative have been segregated from recurring legal and advisory costs included in general and administrative expense, which are discussed below.
      Marine Inspection Costs. Amortization of marine inspection costs increased $0.7 million or 6% from $10.8 million in the 2003 to $11.4 million in 2004. This increase is due to increased expenditures on classification costs in recent years.
      Depreciation and Amortization. Our depreciation and amortization expense decreased $0.5 million or 1% from $33.4 million in 2003 to $32.9 million in 2004. The decrease is primarily related to the depreciation recorded during the first six months of 2003 on the large North Sea class vessel sold in September 2003 offset partially by the sale of a PSV early in the third quarter of 2004.
      Impairment Charges. During the second quarter of 2003, we recorded a $28.6 million impairment charge related to our goodwill balance in accordance with SFAS No. 142. The majority of the charge related to the goodwill of our North Sea subsidiary, which we acquired in 1997. After continued deterioration in market conditions in the North Sea during the third and fourth quarters of 2003, we determined that an additional interim test of impairment was necessary as of December 31, 2003, and recorded an impairment charge on the remaining goodwill balance of approximately $84.4 million.
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
      Gain on Sale of Assets. During 2003, we sold two crew boats and one supply vessel, which resulted in gains of $1.0 million in the aggregate.

      Reorganization Expense. During 2004, we expensed $8.6 million related to the reorganization effort, which includes fees to financial and legal advisors and accruals under the key employee retention program adopted in September 2004.
      Interest Expense. Interest expense increased $3.2 million, or 11%, from $30.2 million in 2003 to $33.4 million in 2004. Included in interest expense during 2004 is a charge of $2.8 million to accelerate the amortization of debt discounts on our Senior Notes and 2004 Term Loan. The amortization was accelerated during the second quarter because we defaulted in the payments under both the Senior Notes and the 2004 Term Loan, which resulted in the debt becoming immediately due and payable upon demand. In addition, for the majority of the second and third quarters of 2004, we were accruing interest on past-due amounts on the Senior Notes, and accruing and paying default interest premiums under the 2004 Term Loan. During 2004, we benefited from lower average interest rates on our NOK based debt. We ceased accruing interest on the Senior Notes on the Commencement Date because the Senior Notes represent an under-secured liability. Interest expense related to our other debt facilities totaled $8.3 million during 2004.
      Amortization of Deferred Financing Costs. As a result of the Senior Notes and 2004 Term Loan balances being due and payable upon demand, we accelerated the amortization of our deferred financing costs, included in other assets, to expense the remaining unamortized balance during the second quarter of 2004. The acceleration resulted in a charge of $7.2 million, which is included in amortization of deferred financing charges during 2004.
      Loss on Early Retirement of Debt. We refinanced a portion of our U.S. Dollar debt during February 2004 and recorded a loss of $0.6 million related to fees and the write-off of unamortized issuance costs related to our previous debt.
      Income Tax Benefit. We recorded a consolidated income tax benefit in 2004 of $3.1 million, which primarily related to our Norwegian operations. Our income tax benefit in 2003 was $2.9 million, also primarily related to our Norwegian operations. We provided a full valuation allowance against our U.S. net deferred tax assets during 2003 and 2004 because it was not likely that the related tax benefits would be realized.
Liquidity and Capital Resources
      Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities. Currently, we have a positive balance of unrestricted cash of $4.7 million in excess of debt.
      On November 22, 2005, the Company entered into a Termination Agreement among Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Bear Stearns Corporate Lending, Inc., the Administrative Agent, of the “U.S. Credit Facility”, to repay all of the liabilities, obligations and indebtedness outstanding under the facility. Under the terms of the Termination Agreement, we agreed to pay to the Administrative Agent $58.1 million, the amount necessary to pay all obligations together with accrued interest and a prepayment premium of $3.1 million. Upon receipt of the funds by the Administrative Agent, the U.S. Credit Facility, together with all of the obligations, covenants, and liens of the facility were automatically terminated.
      On October 7, 2005, we announced the commencement of an underwritten public offering of 3,900,000 shares of our common stock. On October 18, 2005, we entered into an underwriting agreement with Lehman Brothers Inc., as representative of the several underwriters named therein with respect to the sale of 3,900,000 shares of our common stock and an over-allotment option to purchase up to an additional 585,000 shares of our common stock. On October 24, 2005, we received $95.3 million in net proceeds from the sale of 4,273,500 shares of our common stock, including 373,500 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a public offering price of $24.00 per share. The remaining 211,500 shares of common stock available under the purchase option to cover over-allotments expired November 18, 2005 without any additional exercises.

Description of Indebtedness

NOK Term Loan
      On June 26, 2003, we entered into the NOK Term Loan in the amount of NOK 150.0 million ($22.2 million). Amounts borrowed under the NOK Term Loan bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 2.0% (4.6% at December 31, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment having occurred on June 30, 2004, and a final payment of NOK 112.5 million ($16.7 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of December 31, 2005, the outstanding balance on the NOK Term Loan was NOK 120 million ($17.8 million).
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
      During December 2004, we and our Norwegian lenders agreed on terms to amend several covenants of the NOK Term Loan and the NOK Revolver (described below) to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increased our ability at that time to repatriate cash from Norway without incurring a default under the NOK Revolver or the NOK Term Loan. As a result of the modifications, our effective interest rate increased by 1% on both facilities. These covenant modifications were effective as of December 31, 2004. We are currently in compliance with the financial covenants in the NOK Term Loan.

NOK Revolver
      We entered into the NOK Revolver in June 1998. In April 2002, we amended the NOK 650 million ($96.4 million) credit facility by increasing the capacity to NOK 800 million ($118.6 million) and revising reductions to the facility amount to provide for NOK 40 million ($5.9 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($41.5 million) balloon payment in September of 2009. Amounts borrowed under the NOK Revolver bear interest at NIBOR plus 2.0% (4.6% at December 31, 2005). At December 31, 2005, we had NOK 110 million ($16.3 million) outstanding under this facility.
      The NOK Revolver is collateralized by mortgages on 11 North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels, depositing, assigning or pledging our earnings. We are currently in compliance with the financial covenants in the NOK Revolver.

MARAD Bonds
      In 1998, Trico Marine International, Inc., our special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006, of which $1.3 million are outstanding at December 31, 2005. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014, of which $10.7 million is outstanding at December 31, 2005. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in our financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration.

      Our SWATH crew boat, currently being marketed for sale, is the primary collateral for the 6.08% note. We will be required to repay the outstanding portion of the 6.08% note if the SWATH crew boat is sold.

Our Capital Requirements
      Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.
      In October 2005, we received $95.3 million in net proceeds from the sale of 4,273,500 shares of our common stock. In November 2005, we used $58.1 million of the net proceeds to repay our U.S. Credit Facility, which included accrue interest and prepayment premium.
      At December 31, 2005, we had approximately $59.0 million in cash, of which $51.2 million was unrestricted. In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 560 million ($83.0 million) of which NOK 110 million ($16.3 million) was outstanding as of December 31, 2005. However, due to liquidity and other restrictions, we had NOK 414 million ($61.3 million) of remaining available capacity under the NOK Revolver at December 31, 2005. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. The NOK Revolver availability reduces by NOK 40 million ($5.9 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.
      In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK Revolver as a current liability in the December 31, 2005 and December 31, 2004 consolidated balance sheets. For future cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 110 million ($16.3 million) and NOK 340 million ($55.9 million) outstanding under this facility as of December 31, 2005 and December 31, 2004, respectively. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility.
      Currently, we do not expect to repatriate cash from our Norwegian subsidiary in 2006 to fund our U.S. operations. We expect, barring any unexpected event that would materially and adversely affect our financial condition, that cash on hand and cash generated from operations will be sufficient to fund our operations and repay our maturing indebtedness during 2006.
      We are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway in the future. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of December 31, 2005, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital depends on a number of factors, including:

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

      In 2004, we and our Norwegian lender agreed on terms to amend several covenants of the NOK Term Loan and NOK Revolver to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0x to 5.5x effective as of December 31, 2004. With these covenant modifications, we believe that we will be able to repatriate cash tax-efficiently from Norway without incurring a default under the NOK Revolver or the NOK Term Loan. In exchange for these and other modifications to the credit agreements, our effective applicable margin increased 1% on each facility.
      If we were able to reduce the paid-in capital, we would be able to repatriate funds from Norway up to the amount of the approved reduction without incurring withholding or other taxes, by putting an intercompany note in place for a similar amount. This ability would allow us to improve working capital in the U.S. and allow us to utilize the resources for other corporate purposes. Currently, we do not plan on repatriating funds from Norway to the U.S., but we may reduce the paid in capital to provide for more flexibility in the future.
      The following financial information and discussion reflects the Predecessor and Successor Companies’ actual combined statements of cash flows for the year-ended December 31, 2005 compared to the same period in 2004 (in thousands). The combined results for the year-ended December 31, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ cash flow for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following cash flow line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Net income (loss),

•	Depreciation and amortization,

•	Amortization of non-cash deferred revenue,

•	Deferred marine inspection costs, and

•	Stock based compensation.

	Successor	Predecessor
	Company	Company

	Period from	Period from	Non-GAAP
	March 15, 2005	January 1, 2005	Combined Year
	through	through	Ended	Year Ended
	December 31, 2005	March 14, 2005	December 31, 2005	December 31, 2004

Net income (loss)	$20,100	$(61,361)	$(41,261)	$(95,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,636	8,808	$29,444	55,077
Amortization of non-cash deferred revenue (see Note 4)	(10,137)	—	(10,137)
Deferred marine inspection costs	—	(1,277)	(1,277)	(11,360)
Deferred income taxes	9,385	1,397	10,782	(3,388)
Gain on debt discharge	—	(166,459)	(166,459)
Fresh-start adjustments	—	219,008	219,008
Loss on asset held for sale	2,237	—	2,237	10,725
Impairment of goodwill	—	—	—	—
Loss on early retirement of debt	3,950	—	3,950	618
Impairment of long-lived assets	—	—	—	8,584

	Successor	Predecessor
	Company	Company

	Period from	Period from	Non-GAAP
	March 15, 2005	January 1, 2005	Combined Year
	through	through	Ended	Year Ended
	December 31, 2005	March 14, 2005	December 31, 2005	December 31, 2004

Gain on sales of assets	(2,525)	2	(2,523)	30
Provision for doubtful accounts	668	40	708	565
Stock based compensation	2,012	9	2,021	66
Change in operating assets and liabilities:
Accounts receivable	(12,688)	2,404	(10,284)	(3,065)
Prepaid expenses and other current assets	(760)	(630)	(1,390)	163
Accounts payable and accrued expenses	(4,629)	7,676	3,047	23,380
Other, net	(1,075)	(449)	(1,524)	(204)

Net cash provided by (used in) operating activities	27,174	9,168	36,342	(14,761)

Cash flows from investing activities:
Purchases of property and equipment	(1,814)	(947)	(2,761)	(6,155)
Proceeds from sales of assets	6,988	—	6,988	3,831
Increase in restricted cash	(882)	508	(374)	(5,677)
Other, net	—	(211)	(211)	2,857

Net cash provided by (used in) investing activities	4,292	(650)	3,642	(5,144)

Cash flows from financing activities:
Net proceeds from issuance of common stock	95,323	—	95,323	—
Net proceeds from exercises of warrants and option	1,806	—	1,806	—
Proceeds from issuance of debt	60,550	54,550	115,100	55,365
Repayment of debt	(156,380)	(56,771)	(213,151)	(48,280)
Proceeds from sale-leaseback transactions	—	—	—	2,746
Deferred financing costs and other	—	(375)	(375)	(2,783)

Net cash (used in) provided by financing activities	1,299	(2,596)	(1,297)	7,048

Effect of exchange rate changes on cash and cash equivalents	(701)	62	(639)	135
Net increase (decrease) in cash and cash equivalents	32,064	5,984	38,048	(12,722)
Cash and cash equivalents at beginning of period	19,154	13,170	13,170	25,892

Cash and cash equivalents at end of period	$51,218	$19,154	$51,218	$13,170

      During 2005, $36.3 million in funds were provided by operating activities compared to $14.8 million used in operating activities during 2004. Operating cash flows increased by $51.1 million, primarily due to a $55.1 million reduction in net loss, offset by cash flow changes in working capital. The working capital changes primarily relate to increased accounts receivables related to the revenue increase. In 2004, we experienced a large increase in accounts payable and accrued expenses which was caused by the 2004 accrual and nonpayment of $22.3 million of interest expense due under the Senior Notes.
      In 2005, $3.6 million was provided by investing activities, compared with $5.1 million used in investing activities in 2004. Capital expenditures decreased by $3.4 million, primarily due to the lack of major capital projects during 2005. Additionally, we continued our program of selling older less utilized vessels in 2005, which provided $7.0 million in 2005 compared to $3.8 million in 2004. The 2004 use of cash was primarily a result of the February 2004 refinancing of our $50 million secured revolving credit facility (the “Bank Credit Facility”), which required us to cash collateralize our outstanding letters of credit, resulting in a use of $5.7 million of cash that was previously unrestricted.
      Cash used by financing activities was $1.3 million in 2005 compared to $7.0 million provided by financing activities in 2004. In 2005, we received $95.3 million in net proceeds from our common stock offering, which was partially offset by $58.1 million paid to retire our U.S. Credit Facility. In addition, excess cash on hand in the North Sea during 2005 was used to repay approximately $37.8 million of the outstanding balance under the NOK Revolver and NOK Term Loan. Also in 2005, we refinanced the $54.6 million outstanding balance under the 2004 Term Loan with our $75 million secured super-priority debtor-in-possession credit agreement entered into on December 22, 2004 (the “DIP Credit Facility”) and approved by the Bankruptcy Court on January 19, 2005 and later refinanced the DIP Credit Facility with the U.S. Credit Facility on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million in the combined cash flow results for 2005. In 2004, we refinanced our Bank Credit Facility in the U.S. with the 2004 Term Loan, which generated $20.4 million in net proceeds.
      In general, we operate through two primary operating segments, the North Sea and the Gulf of Mexico. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime make it difficult for us to effectively transfer the financial resources from one segment for the benefit of the other. During the three year period preceding the reorganization, our U.S. Gulf of Mexico operating segment incurred significant losses while operating under a significant debt burden, and had not been able to utilize the financial resources of our North Sea operating segment, which carried a lower level of debt.
      The following table summarizes our contractual commitments as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Debt(1)	$20,301	$1,258	$1,258	$17,568	$1,258	$4,399	$46,042
Interest on fixed rate debt	659	544	468	391	314	493	2,869
Interest on variable rate debt(2)	1,079	742	742	557	—	—	3,120
Operating leases	1,468	1,443	1,385	1,381	1,371	3,143	10,191
Pension obligations	1,175	627	658	691	726	762	4,639

Total	$24,682	$4,614	$4,511	$20,588	$3,669	$8,797	$66,861

(1)	We consider the NOK Revolver to be a long-term source of funds since advances can be refinanced until the facility reduces over time, concluding in September 2009; therefore, the above table shows the NOK Revolver being repaid in its final year of maturity in 2009.
(2)	Calculated at the rate applicable at December 31, 2005. Although the NOK Revolver is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until its final maturity in 2009.
      We have issued standby letters of credit totaling $6.9 million as of December 31, 2005. As a result of the provisions within the letter of credit agreements and the retirement of the Bank Credit Facility, we posted the entire balance of standby letters of credit plus 5% ($7.3 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”
      At December 31, 2005, we have estimated capital expenditures of $3.6 million during the following twelve months, which will primarily be used to fund improvements to aging vessels and fund the implementation of an IT improvement project. These planned capital improvement levels could increase considerably if a fleet renewal program is adopted in 2006. In addition, we anticipate spending approximately $11.9 million to fund upcoming vessel marine inspections during 2006. Marine inspection costs are included in direct operating expenses in all periods after our Reorganization.
      As the age of the Company’s fleet increases, more funds will need to be devoted to ongoing maintenance in order to keep the fleet in good operating condition. The Company currently has 72 vessels with an average age of 18 years. Maintenance and repair costs are expected to increase as the Company’s vessels become older with time.
Our Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, fixed assets, accruals, inventories, income taxes, pension liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      The most significant assumption impacting our reorganized balance sheet on the Exit Date relates to the determination of the reorganization value of the Company. To facilitate the calculation of the reorganization value of the Successor Company, we developed a set of financial projections. Based on these financial projections, we determined the reorganization value of the Company, with the assistance of its financial advisors, using various valuation methods, including (i) a comparable company analysis which estimates the value of the Company based on the implied valuations of other similar companies that are publicly traded; (ii) a discounted cash flow analysis which estimates the value of the Company by determining the current value of estimated future cash flows to be generated; and (iii) a net operating loss carryforwards (“NOL”) valuation analysis which estimated the present value of the tax savings the NOLs would provide relative to the taxes the reorganized Debtors would pay absent the application of such NOLs. The future enterprise value is highly dependent upon achieving the projected financial results set forth in the projections as well as the realization of certain other assumptions which are beyond our control. As confirmed by the Bankruptcy Court, the estimated reorganization value of the Company was determined to be approximately $110 million. After determining the reorganization value, other significant assumptions related to the fair values attributed to our long-lived assets, which were generally obtained by use of independent third party appraisals. The application of fresh-start accounting resulted in negative goodwill of $155.1 million, which was allocated on a pro-rata basis to reduce the value of long lived assets, primarily marine vessels.
      Revenue recognition. We earn and recognize revenues primarily from the time, and to a lesser degree, bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Our other vessel income is generally related to billings for bunks, meals and other expenses incurred on behalf of a customer.
      Direct Vessel Operating Expenses. Direct vessel operating expenses principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred. Operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government beginning during July 2003. The labor reimbursements totaled $5.6 million, $5.5 million, and $4.0 million for 2005, 2004, and 2003, respectively.
      Accounting for long-lived assets. We have approximately $225.6 million in net property and equipment (excluding assets held for sale) at December 31, 2005, which comprises approximately 66% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy) and the application of fresh-start accounting described in Note 3 to the financial statements in Item 8.
      On the Exit Date, we recorded our vessels at their estimated fair values, reduced by the pro-rata application of negative goodwill as discussed previously. Prior to the Exit Date, we recorded vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience as to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Upon our emergence from bankruptcy, we reset the remaining lives of our long-lived assets and began to depreciate the new book values over those remaining useful lives, which ranged from 3 years to 27 years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.
      Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like active vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of December 31, 2005, we had approximately 12 cold-stacked vessels. We have concluded that none of these vessels will be withdrawn from service in the next twelve months; however a decision has been made to market and sell one of these cold-stacked vessels. We have evaluated the estimated selling price of the cold-stacked vessel and determined impairment of the vessel to be unwarranted. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the fair value of the asset less transaction costs. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.
      Restricted cash. We segregate restricted cash due to legal or other restrictions regarding its use. At December 31, 2005, the majority of the total restricted cash balance of $7.8 million relates to cash held in escrow for outstanding letters of credit, as prescribed following our retirement of the Bank Credit Facility in February 2004. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $7.3 million has been classified as “Restricted cash - noncurrent” in the accompanying consolidated financial statements. To a lesser extent, we have statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $0.6 million at December 31, 2005, which are classified as current assets.
      Losses on insured claims. The Company limits its exposure to losses on insurance claims by maintaining liability coverages subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
      Deferred tax valuation allowance. Income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. net deferred tax asset because it was not likely that this benefit would be realized. Because we have not yet seen sustained long-term positive results from our U.S. operations, we have continued to maintain this valuation allowance against all U.S. net deferred tax assets. Although taxes are not currently owed, we provide for and classify as deferred the future tax liability on the earnings of our Norwegian subsidiary which operates under the Norwegian shipping tax regime.
      Marine inspection costs. On the Exit Date, we elected to change our accounting policy to record all marine inspection costs as expenses in the period in which the costs are incurred. The Company believes that this change is preferable because it provides a better presentation of operating expenses and earnings during a given period. For all periods prior to the Exit Date, we recorded the cost of major scheduled dry-dockings in connection with regulatory marine inspections for our vessels as deferred charges. Under this method of accounting, deferred marine inspection costs were amortized over the expected periods of benefit, which typically ranged from two to five years.
      Non-regulatory dry-docking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology, and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory dry-docking expenditures are expensed in the period in which they are incurred.
      Equity-based compensation. Following the accounting guidance set forth SOP 90-7, we adopted SFAS No. 123R upon emerging from bankruptcy on the Exit Date. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we will measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. As a result of issuing stock options in connection with the emergence of bankruptcy, some of which were immediately vested, we recorded approximately $1.3 million of non-cash compensation expense related to the adoption of SFAS No. 123R during 2005.
      Deferred revenue on unfavorable contracts. During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Significant assumptions in determining the unfavorable contract value included estimates of current market rates for similar term contracts and estimates of the likelihood of our option periods under the contracts being exercised by the charterer. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the period from March 15, 2005 to December 31, 2005, the Company recorded approximately NOK 65.6 million ($10.1 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 36.3 million ($5.4 million at December 31, 2005) is included in “Deferred revenues on unfavorable contracts” in the consolidated balance sheet at December 31, 2005.
New Accounting Standards:
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an impact on our financial position or results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Our market risk exposures primarily include interest rate and exchange rate fluctuations on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during 2005. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.
Interest Rate Sensitivity
      We have entered into a number of variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 13 to our consolidated financial statements in Item 8. These instruments are subject to interest rate risk.
      As of December 31, 2005 and 2004, we had $34.1 million and $132.7 million, respectively, in variable rate debt. As of December 31, 2005 and 2004, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $34.2 million and $133.0 million, respectively. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of December 31, 2005 and 2004 would increase annual interest expense by approximately $0.3 million and $1.3 million, respectively.
      As of December 31, 2005, the carrying value of our long-term fixed rate debt, including accrued interest, was $12.6 million, which includes our 6.08% MARAD bonds ($1.3 million), 6.11% MARAD bonds ($10.7 million) and a fresh-start premium of ($0.5 million). As of December 31, 2004, the carrying value of our long-term fixed rate debt, including accrued interest, was $14.5 million. The fair value of our long-term fixed rate debt as of December 31, 2005 and 2004 was approximately $12.2 million and $13.3 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2005 and 2004 by approximately $0.4 million and $0.4 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.
Foreign Currency Exchange Rate Sensitivity
      We have substantial operations located outside the United States We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Brazilian Real and the Nigerian Naira. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations and, therefore, our consolidated financial statements, will fluctuate based upon changes in currency exchange rates.
      We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts would be limited to major financial institutions, which would minimize counterparty credit risk.
      There were no foreign exchange forward contracts outstanding during 2005 or 2004.
      In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. We recorded other comprehensive losses of $9.5 million as of December 31, 2005 and other comprehensive gains of $17.7 million and $10.6 million for the years ended December 31, 2004 and 2003, respectively, as a result of the net increase or decrease in the value of the NOK and other currencies against the U.S. Dollar. As a result of fresh-start accounting, we effectively recognized $35.1 million in currency translation adjustments during our reorganization as a fresh-start adjustment, which were previously a component of other comprehensive income.
      As described above, at December 31, 2005, 2004, and 2003, we had the equivalent of $34.2 million, $78.5 million and $84.6 million, respectively, of outstanding NOK-denominated indebtedness, including accrued interest. The potential increase in the U.S. Dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately $3.8 million, $8.7 million and $9.3 million at December 31, 2005, 2004, and 2003, respectively.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Successor Company — Report of Independent Registered Public Accounting Firm	44
Predecessor Company — Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets
Successor Company — as of December 31, 2005
Predecessor Company — as of December 31, 2004	47
Consolidated Statements of Operations
Successor Company — for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005
and the Years Ended December 31, 2004 and 2003	48
Consolidated Statements of Stockholders’ Equity
Successor Company — for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005 and the Years Ended December 31, 2004 and 2003	49
Consolidated Statements of Cash Flows
Successor Company — for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005 and the Years Ended December 31, 2004 and 2003	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:
      We have completed an integrated audit of Trico Marine Services, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries (Successor Company) at December 31, 2005 and the results of their operations and their cash flows for the period from March 15, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s reorganization plan (the “plan”) on March 15, 2005. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before March 15, 2005 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on March 15, 2005 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005.
      As discussed in Notes 2 and 3 to the consolidated financial statements, in connection with the emergence from bankruptcy, the Company changed its method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method and adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) as of March 15, 2005.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:
      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries (Predecessor Company) at December 31, 2004 and the results of their operations and their cash flows for the period from January 1, 2005 to March 14, 2005, and for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the Company filed a petition on December 21, 2004 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s reorganization plan was substantially consummated on March 15, 2005 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 24, 2006

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and December 31, 2004
(Dollars in thousands, except share and per share amounts)

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$51,218	$13,170
Restricted cash	570	1,293
Accounts receivable, net	42,986	34,373
Prepaid expenses and other current assets	3,484	1,405
Assets held for sale	5,853	3,883

Total current assets	104,111	54,124
Property and equipment:
Land and buildings	1,844	3,774
Marine vessels	241,360	659,289
Construction-in-progress	235	32
Transportation and other	1,566	5,240

	245,005	668,335
Less accumulated depreciation and amortization	19,359	209,124

Net property and equipment	225,646	459,211
Restricted cash—noncurrent	7,253	6,232
Other assets	7,212	31,188

Total assets	$344,222	$550,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term and current maturities of debt	$36,610	$60,902
Accounts payable	6,295	6,495
Accrued expenses	10,715	7,994
Accrued insurance reserve	3,426	4,420
Accrued interest	288	518
Income taxes payable	518	455

Total current liabilities	57,852	80,784
Liabilities subject to compromise:
Senior Notes	—	250,000
Accrued interest on Senior Notes	—	25,179
Long-term debt, including premium	9,928	86,229
Deferred income taxes	46,055	40,010
Deferred revenues on unfavorable contracts	5,379	—
Other liabilities	2,576	4,712

Total liabilities	121,790	486,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2005 and December 31, 2004	—	—
Old Common stock, $.01 par value, 55,000,000 shares authorized, 37,037,569 shares issued and 36,965,537 shares outstanding at December 31, 2004, respectively	—	370
New Common stock, $.01 par value, 25,000,000 shares authorized, and 14,638,103 shares issued outstanding at December 31, 2005	146	—
Warrants—Series A	1,649	—
Warrants—Series B	634	—
Additional paid-in capital	209,538	338,071
Retained earnings (accumulated deficit)	20,100	(310,797)
Unearned compensation	(1,395)	(119)
Cumulative foreign currency translation adjustment	(8,240)	36,317
Treasury stock, at par value, zero and 72,032 shares at December 31, 2005 and December 31, 2004, respectively	—	(1)

Total stockholders’ equity	222,432	63,841

Total liabilities and stockholders’ equity	$344,222	$550,755

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Period from March 15, 2005 through December 31, 2005 and for the Period from January 1, 2005 through March 14, 2005 and the Years Ended December 31, 2004 and 2003
(Dollars in thousands, except share and per share amounts)

	Successor	Predecessor
	Company	Company

	Period from	Period from
	March 15, 2005	January 1, 2005	Year	Year
	through	through	Ended	Ended
	December 31, 2005	March 14, 2005	December 31, 2004	December 31, 2003

Revenues:
Charter hire	$141,953	$29,869	$112,315	$123,290
Amortization of non-cash deferred revenues (see Note 4)	10,137	—	—	—
Other vessel income	309	17	195	231

Total revenues	152,399	29,886	112,510	123,521
Operating expenses:
Direct vessel operating expenses and other	69,081	16,217	80,712	81,188
General and administrative	21,387	4,030	16,815	15,519
Amortization of marine inspection costs	—	2,055	11,432	10,775
Depreciation and amortization expense	20,403	6,703	32,931	33,392
Impairment of goodwill	—	—	—	113,028
Impairment of long-lived assets	—	—	8,584	—
Loss on assets held for sale	2,237	—	10,725	6,165
(Gain) loss on sales of assets	(2,525)	2	30	(1,045)

Total operating expenses	110,583	29,007	161,229	259,022
Operating income (loss)	41,816	879	(48,719)	(135,501)
Reorganization costs	—	(6,659)	(8,617)	—
Gain on debt discharge	—	166,459	—	—
Fresh-start adjustments	—	(219,008)	—	—
Interest expense	(6,430)	(1,940)	(33,405)	(30,159)
Amortization of deferred financing costs	(285)	(50)	(7,813)	(977)
Loss on early retirement of debt	(3,950)	—	(618)	—
Other income (loss), net	213	5	152	(649)

Income (loss) before income taxes	31,364	(60,314)	(99,020)	(167,286)
Income tax expense (benefit)	11,264	1,047	(3,068)	(2,888)

Net income (loss)	$20,100	$(61,361)	$(95,952)	$(164,398)

Basic income (loss) per common share:
Net income (loss)	$1.78	$(1.66)	$(2.60)	$(4.51)

Average common shares outstanding	11,271,786	36,908,505	36,876,152	36,470,940

Diluted income (loss) per common share:
Net income (loss)	$1.74	$(1.66)	$(2.60)	$(4.51)

Average common shares outstanding	11,558,100	36,908,505	36,876,152	36,470,940

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the Period from March 15, 2005 through December 31, 2005 and for the Period from January 1, 2005 through March 14, 2005 and the Years Ended December 31, 2004 and 2003
(Dollars in thousands, except share amounts)

												Cumulative
										Retained		Foreign
	Old Common Stock		New Common Stock		Warrant - Series A		Warrant - Series B		Additional	Earnings		Currency	Treasury Stock		Total
									Paid-In	(Accumulated	Unearned	Translation			Stockholders’
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	Compensation	Adjustment	Shares	Dollars	Equity

Balance, December 31, 2002 (Predecessor Company)	36,344,367	$363	—	$—	—	$—	—	$—	$337,343	$(50,447)	$—	$8,068	$72,032	(1)	295,326
Stock options exercised	578,202	6							520	—	—	—	—	—	526
Issuances of restricted stock	60,000	1	—	—	—	—	—	—	144	—	(145)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	18	—	—	—	18
Comprehensive loss:										—	—	—	—	—	—
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	10,559	—	—	10,559
Net loss	—	—	—	—	—	—	—	—	—	(164,398)	—	—	—	—	(164,398)

Comprehensive loss:															(153,839)
Balance, December 31, 2003	36,982,569	370	—	—	—	—	—	—	338,007	(214,845)	(127)	18,627	72,032	(1)	142,031
Issuances of restricted stock	25,000	—	—	—	—	—	—	—	58	—	(58)	—	—	—	—
Issuances of stock to directors	30,000	—	—	—	—	—	—	—	6	—	—	—	—	—	6
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	66	—	—	—	66
Comprehensive loss:										—	—	—	—	—	—
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	17,690	—	—	17,690
Net loss	—	—	—	—	—	—	—	—	—	(95,952)	—	—	—	—	(95,952)

Comprehensive loss:															(78,262)
Balance, December 31, 2004	37,037,569	370	—	—	—	—	—	—	338,071	(310,797)	(119)	36,317	72,032	(1)	63,841
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—	—	(12)	—	12	—	—	—	—
Amortization of unearned compensation		—	—	—	—	—	—	—	—	—	9	—	—	—	9
Comprehensive loss:
Loss on foreign currency translations	—	—	—	—	—	—	—	—	—	—	—	(1,209)	—	—	(1,209)
Net loss January 1, 2005 through March 14, 2005	—	—	—	—	—	—	—	—	—	(61,361)	—	—	—	—	(61,361)

Comprehensive loss:															(62,570)
Reorganization adjustments	37,032,569	370	10,000,000	100	499,429	1,658	499,429	637	(230,454)	372,158	98	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	—	—	10,000,000	100	499,429	1,658	499,429	637	107,605	—	—	—	—	—	110,000
Issuances of restricted stock to employees and directors	—	—	105,000	1	—	—	—	—	2,087	—	(2,088)	—	—	—	—
Issuances of stock to advisors	—	—	100,000	1	—	—	—	—	1,099	—	—	—	—	—	1,100
Issuances of stock during underwritten public offering			4,273,500	42	—	—	—	—	95,281	—	—	—	—	—	95,323
Exercises of stock options	—	—	154,762	2	—	—	—	—	1,702	—	—	—	—	—	1,704
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	693	—	—	—	693
Stock based compensation	—	—	—	—	—	—	—	—	1,319	—	—	—	—	—	1,319
Exercises of warrants for common stock	—	—	4,841	—	(2,850)	(9)	(1,991)	(3)	114	—	—	—	—	—	102
Tax benefit from the utilization of fresh- start NOL									331						331
Comprehensive loss:
Loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(8,240)	—	—	(8,240)
Net income — March 15, 2005 through December 31, 2005	—	—	—	—	—	—	—	—	—	20,100	—	—	—	—	20,100

Comprehensive income:															11,860
Balance, December 31, 2005	—	$—	14,638,103	$146	496,579	$1,649	497,438	$634	$209,538	$20,100	$(1,395)	$(8,240)	—	$—	$222,432

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Period from March 15, 2005 through December 31, 2005 and for the Period from
January 1, 2005 through March 14, 2005 and the Years Ended December 31, 2004 and 2003
(Dollars in thousands)

	Successor	Predecessor
	Company	Company

	Period from	Period from
	March 15, 2005	January 1, 2005
	through	through	Year ended	Year ended
	December 31, 2005	March 14, 2005	December 31, 2004	December 31, 2003

Net income (loss)	$20,100	$(61,361)	$(95,952)	$(164,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,636	8,808	55,077	45,280
Amortization of non-cash deferred revenue (see Note 4)	(10,137)	-	-	-
Deferred marine inspection costs	-	(1,277)	(11,360)	(10,840)
Deferred income taxes	9,385	1,397	(3,388)	(3,132)
Gain on debt discharge	-	(166,459)	-	-
Fresh-start adjustments	-	219,008	-	-
Loss on asset held for sale	2,237	-	10,725	6,165
Impairment of goodwill	-	-	-	113,028
Loss on early retirement of debt	3,950	-	618	-
Impairment of long-lived assets	-	-	8,584	-
Gain on sales of assets	(2,525)	2	30	(1,045)
Provision for doubtful accounts	668	40	565	120
Stock based compensation	2,012	9	66	18
Change in operating assets and liabilities:
Accounts receivable	(12,688)	2,404	(3,065)	9,074
Prepaid expenses and other current assets	(760)	(630)	163	(347)
Accounts payable and accrued expenses	(4,629)	7,676	23,380	(3,659)
Other, net	(1,075)	(449)	(204)	471

Net cash provided by (used in) operating activities	27,174	9,168	(14,761)	(9,265)

Cash flows from investing activities:
Purchases of property and equipment	(1,814)	(947)	(6,155)	(26,443)
Proceeds from sales of assets	6,988	-	3,831	54,392
Increase in restricted cash	(882)	508	(5,677)	(730)
Other, net	-	(211)	2,857	996

Net cash provided by (used in) investing activities	4,292	(650)	(5,144)	28,215

Cash flows from financing activities:
Net proceeds from issuance of common stock	95,323	-	-	526
Net proceeds from exercises of warrants and options	1,806	-	-	-
Proceeds from issuance of debt	60,550	54,550	55,365	50,763
Repayment of debt	(156,380)	(56,771)	(48,280)	(57,408)
Proceeds from sale-leaseback transactions	-	-	2,746	2,929
Deferred financing costs and other	-	(375)	(2,783)	(150)

Net cash (used in) provided by financing activities	1,299	(2,596)	7,048	(3,340)

Effect of exchange rate changes on cash and cash equivalents	(701)	62	135	117
Net increase (decrease) in cash and cash equivalents	32,064	5,984	(12,722)	15,727
Cash and cash equivalents at beginning of period	19,154	13,170	25,892	10,165

Cash and cash equivalents at end of period	$51,218	$19,154	$13,170	$25,892

Supplemental cash flow information:
Income taxes paid	$471	$72	$210	$14

Interest paid	$7,351	$1,265	$8,464	$32,547

Operating cash payments from reorganization items	$6,195	$1,457	$8,168	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company
      Trico Marine Services, Inc. (the “Company”) is a provider of marine support vessels to the offshore oil and gas industry, primarily in the North Sea, Gulf of Mexico (the “Gulf”), West Africa, Mexico and Brazil. As of December 31, 2005, our fleet consisted of 72 vessels, including ten large capacity platform supply vessels (“PSVs”), six large anchor handling towing and supply vessels (“AHTSs”), 45 supply vessels, ten crew boats, and one line handling (utility) vessel. Our diversified fleet of vessels provides a broad range of services to offshore oil and gas operators, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation, repair and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles), well stimulation, sea floor cable laying and trenching services.
      On December 21, 2004, Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” The Debtors operated as debtors-in-possession pursuant to the Bankruptcy Code during the period from December 21, 2004 through March 14, 2005. On March 15, 2005, the Exit Date, the Debtors emerged from Chapter 11 protection. See Note 3.

2.	Summary of Significant Accounting Policies
      Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
      The financial statements for the period in which the Company was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 3). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”), which interest would have totaled approximately $5.1 million during the period from the Commencement Date to the Exit Date.
      In accordance with SOP 90-7, the Company adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to the “Successor Company” in the consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. The financial statements for the periods ended December 31, 2004 and 2003 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidation Policy. The consolidated financial statements include Trico Marine Services, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Cash and Cash Equivalents. All investments with original maturity dates of three months or less are considered to be cash equivalents.
      Restricted Cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2005, the majority of the total restricted cash balance of $7.8 million relates to cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the $50 million secured revolving credit facility, (the “Bank Credit Facility”) (see Note 13). Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $7.3 million has been classified as “Restricted cash — noncurrent” in the accompanying consolidated financial statements. To a lesser extent, the Company has statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $0.6 million at December 31, 2005, which are classified as current assets.
      Accounts Receivable. In the normal course of business, the Company extends credit to its customers on a short-term basis, generally 90 days or less. The Company’s principal customers are major integrated oil companies and large independent oil and gas companies as well as foreign government-owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary.
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
      Accounting for long-lived assets. Long-lived assets are recorded at the original cost, reduced by the amount of impairments, if any. In addition to the original cost of the asset, the recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges and the application of fresh-start accounting. See Note 3 for a discussion of fresh-start accounting.
      On March 15, 2005, we recorded our vessels at their estimated fair values, reduced by the pro-rata application of negative goodwill discussed in Note 3. Prior to March 15, 2005, we recorded vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Upon our emergence from bankruptcy, we reset the remaining lives of our long-lived assets and began to depreciate the new book values over those remaining useful lives, which ranged from 3 years to 27 years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.
      Depreciation expense amounted to approximately $20.4 million, $6.7 million, $32.9 million and $33.4 million for the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 though March 14, 2005, and the years ended December 31, 2004 and 2003, respectively.
      Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was capitalized in 2005 or 2004. Approximately $0.2 million in interest was capitalized in 2003.
      Impairment of long-lived assets other than goodwill. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like active vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of December 31, 2005, we had approximately 12 cold-stacked vessels after having activated three cold-stacked vessels in the second quarter of 2005 and two in the fourth quarter of 2005. We have concluded that none of these vessels will be withdrawn from service in the next twelve months. When performing our impairment analysis, we have estimated the costs to destack these vessels, and included those costs in our cash flow projections. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ materially from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.
      Marine vessel spare parts. Marine vessel spare parts are stated at the lower of average cost or market and are included in other long-term assets in the consolidated balance sheet.
      Deferred marine inspection costs. Beginning on the Exit Date, marine inspection costs are expensed in the period incurred rather than deferring and amortizing the costs over the period between marine inspections. Prior to fresh-start, dry-docking expenditures incurred in connection with regulatory marine inspections were capitalized and amortized on a straight-line basis over the period to be benefited (generally 24 to 60 months). These marine inspection costs were included in other assets in the consolidated balance sheet. Non-regulatory dry-docking expenditures continued to be either capitalized as major modifications or expensed, depending on the work being performed.
      Deferred Financing Costs. Deferred financing costs include costs associated with the issuance of the Company’s debt and are amortized using the effective interest rate method of amortization over the life of the related debt agreement or on a straight-line basis over the life of the related debt agreement if the straight-line method approximates the effective interest rate method of amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes. Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. Management provides valuation allowances against net deferred tax assets for amounts which are not considered “more likely than not” to be realized. Although taxes are considered indefinitely deferred, the Company provides for and classifies as deferred the future tax liability on the earnings of our Norwegian subsidiary which operates under the Norwegian shipping tax regime. As of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOL carryforwards and other pre-reorganization built-in losses to reduce taxes in future periods. Because the Company recorded a full valuation allowance against its net deferred tax assets as of the Exit Date, the utilization of pre-reorganization NOL carryforwards during periods following our emergence from bankruptcy will result in income tax expense during the period in which the NOL carryforwards are used and an increase to paid-in-capital.
      Revenue Recognition. We earn and recognize revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for bunks, meals and other expenses incurred on behalf of the customer.
      Deferred Revenues on Unfavorable Contracts. During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. The Company performed an evaluation, with the assistance of third-party specialist of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters, see Note 4.
      Direct Vessel Operating Expenses. Direct vessel operating expenses principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred. Operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government beginning during July 2003. The labor reimbursements totaled $4.4 million, $1.2 million, $5.5 million, and $4.0 million for the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 through March 14, 2005 and the years ended December 31, 2004 and 2003, respectively.
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
      Foreign Currency Translation. All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenue and expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the cumulative foreign currency translation adjustment component of stockholders’ equity.
      Stock Based Compensation. The Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered.
      Prior to the Exit Date, the Company accounted for stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For restricted stock awards, the fair value at the date of the grant was expensed over the vesting period. For unrestricted stock awards, compensation expense was recognized immediately. For stock options, no compensation cost was reflected in earnings, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.
      Other Comprehensive Income/(Loss). Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of currency translation adjustments in foreign subsidiaries.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material.

New Accounting Standards.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an impact on our financial position or results of operations.
      In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS No. 3.” This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined as reporting results as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements or results of operations unless a future change in accounting principle is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fresh-start Reporting
Fresh-start Adjustments
      In accordance with fresh-start accounting, the reorganization value of the Company as of the Exit Date was allocated based on the fair market values of the assets and liabilities. Any excess of fair value over reorganization value was treated as negative goodwill, and was applied to reduce the value of long-lived assets on a pro rata basis. Such fair values represented the Company’s best estimates at the Exit Date based on internal and independent appraisals and valuations.
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
      As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off of the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced its non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and conversion of the Senior Notes and related accrued interest into equity resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the reorganization adjustments to the Company’s condensed consolidated balance sheet as of March 15, 2005 (in thousands):

	Predecessor			Successor
	Company			Company
	Balance Sheet			Balance Sheet
	as of	Reorganization	Fresh Start	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	March 15, 2005

ASSETS
Total current assets	$57,504	$—	$—	$57,504
Property and equipment:
Land and buildings	3,771	—	(1,949)	1,822
Marine vessels	657,780	—	(390,405)	267,375
Transportation and other	5,216	—	(4,029)	1,187
Construction-in-progress	100	—	(36)	64

	666,867	—	(396,419)	270,448
Less accumulated depreciation and amortization	215,338	—	(215,338)	—

Net property and equipment	451,529	—	(181,081)	270,448
Restricted cash—noncurrent	6,454	—	—	6,454
Other assets	31,305	—	(20,720)	10,585

Total assets	$546,792	$—	$(201,801)	$344,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$86,435	$—	$—	$86,435
Liabilities subject to compromise:
Senior Notes	250,000	(250,000)	—	—
Accrued interest on Senior Notes	25,179	(25,179)	—	—
Long-term debt, net of discounts	85,479	—	547	86,026
Deferred income taxes	41,185	—	—	41,185
Deferred revenues on unfavorable contracts (see Note 4)	—	—	16,660	16,660
Other liabilities	4,685	—	—	4,685

Total liabilities	492,963	(275,179)	17,207	234,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock, $.01 par value	370	(270)	—	100
Warrants—Series A	—	1,658	—	1,658
Warrants—Series B	—	637	—	637
Additional paid-in capital	338,059	(230,454)	—	107,605
Accumulated deficit	(319,609)	538,617	(219,008)	—
Unearned compensation	(98)	98	—	—
Cumulative foreign currency translation adjustment	35,108	(35,108)	—	—
Treasury stock, at par value	(1)	1	—	—

Total stockholders’ equity	53,829	275,179	(219,008)	110,000

Total liabilities and stockholders’ equity	$546,792	$—	$(201,801)	$344,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	To record the conversion of liabilities subject to compromise into new common stock, the conversion of old common stock into warrants and the adjustment of other comprehensive income and unearned compensation.

(2)	To adjust assets and liabilities to fair market value, and reflect the write-off of the Predecessor Company’s equity and the application of negative goodwill to long-lived assets.

Changes to Significant Accounting Policies
      Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy.
      In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $1.3 million of compensation expense related to the adoption of SFAS No. 123R during the period from March 15, 2005 to December 31, 2005. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the years ended December 31, 2004 and 2003 and the period from January 1, 2005 to March 14, 2005 (in thousands, except per share data).

	Predecessor Company

	Period from
	January 1, 2005	Year	Year
	through	Ended	Ended
	March 14, 2005	December 31, 2004	December 31, 2003

Net loss	$(61,361)	$(95,952)	$(164,398)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	9	72	18
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax	(40)	(238)	(472)

Pro-forma net loss	$(61,392)	$(96,118)	$(164,852)

Net loss per common share:
Basic and Diluted — as reported	$(1.66)	$(2.60)	$(4.51)

Basic and Diluted — pro-forma	$(1.66)	$(2.61)	$(4.52)

      The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company now expenses marine inspection costs in the period incurred rather than deferring and amortizing the costs over the period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between marine inspections. Had this change in accounting method been followed in previous periods, it would have had the following effect on net loss and earnings per share for the periods indicated:

	Period from
	January 1, 2005	Year	Year
	through	Ended	Ended
	March 14, 2005	December 31, 2004	December 31, 2003

Net loss	$(61,361)	$(95,952)	$(164,398)
Add: Amortization of marine inspection costs included in reported net loss	2,055	11,432	10,775
Deduct: Expenditures for marine inspection costs determined under the “expense as incurred” method	(1,277)	(11,360)	(10,840)

Pro forma net loss	$(60,583)	$(95,880)	$(164,463)

Net loss per common share:
Basic and Diluted — as reported	$(1.66)	$(2.60)	$(4.51)

Basic and Diluted — pro forma	$(1.64)	$(2.60)	$(4.51)

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

4.	Deferred Revenue on Unfavorable Contracts
      During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 required the Company to record all contracts that were in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities were then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts has had and will continue to have a positive impact on the Company’s stated revenues, operating income, and net income in the current period and future periods, particularly 2006. During the period from March 15, 2005 to December 31, 2005, the Company recorded approximately NOK 65.6 million ($10.1 million), of non-cash revenues related to the amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of deferred contract revenues. The remaining liability of NOK 36.3 million ($5.4 million) is included in “deferred revenues on unfavorable contracts” in the consolidated balance sheet at December 31, 2005.
      Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of Non-Cash
Deferred
Period	Revenue

Year ending December 31, 2006	$4,109
Year ending December 31, 2007	788
Year ending December 31, 2008	290
Year ending December 31, 2009	133
Year ending December 31, 2010	33
Thereafter	26

$5,379

5.	Warrants to Purchase Common Stock:
      On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,579 Series A Warrants and 497,438 Series B Warrants remain outstanding as of December 31, 2005. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid-in capital.
      The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants

	Series A	Series B

Expected annual dividends	$—	$—
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%
      Since the Exit Date, 2,850 and 1,991 shares of Series A Warrants and Series B Warrants, respectively, were exercised into common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Reorganization Costs
      Since April 2004 through the Exit Date, the Company incurred significant costs associated with its reorganization. No reorganization costs were incurred during the periods after the Exit Date. The following table summarizes the reorganization costs incurred by the Company during the period from January 1, 2005 through March 14, 2005 and the year ended December 31, 2004 (in thousands):

	Predecessor Company

	Period from
	January 1, 2005	Year
	through	Ended
	March 14, 2005	December 31, 2004

Professional and other fees	$6,479	$8,009
Key employee retention program	180	608

Reorganization costs	$6,659	$8,617

      During the period from January 1, 2005 to March 14, 2005, and the year ended December 31, 2004, the Company incurred reorganization charges of approximately $6.7 million and $8.6 million, respectively, primarily related to fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. The reorganization costs include $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes which were accrued during the period from January 1, 2005 to March 14, 2005 when the advisors met the criteria for the fee under the agreement. Of the total success fees of $3.5 million, $1.1 million was settled by issuing 100,000 shares of new common stock on April 1, 2005 to the ad-hoc creditors’ committee’s financial advisors, who had the right to elect and elected to receive the Company’s new common stock in lieu of cash as payment.
      During the restructuring, the Company adopted a key employee retention plan, which calls for payments to certain key employees totaling $1.0 million payable based on service over a fifteen-month period beginning in December 2004. At the Exit Date approximately $0.8 million of the key employee retention plan had vested, subsequent to the Exit Date an additional $0.1 million has vested and been expensed to employee bonuses, and $0.1 million has been forfeited. On each of the Commencement Date and the Exit Date, the Company made total payments of approximately $0.5 million, representing the first and second of four vesting dates under the key employee retention plan. The Company made the third payment under the employee retention plan in September 2005 of approximately $0.3 million with the final estimated payment of $0.1 million due in March 2006.

7.	Assets Held for Sale and Sales of Assets
      At December 31, 2005 our assets held for sale included one supply vessel, two crew boats and our SWATH crew boat.
      In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. Based on the estimated the selling price less transaction costs or commissions, the Company recorded an impairment charge of approximately $2.2 million on the vessel during the fourth quarter of 2005.
      The Company has four crew boats under charter with a customer in Mexico, each of which has a purchase option at the conclusion of its respective charter at agreed upon fair market values. One crew boat’s charter concluded in July 2005 and the customer exercised their purchase option with the Company at the agreed upon price of $0.6 million. We recognized a gain of $0.3 million on the sale. The customer has placed deposits on two of the remaining three crew boats with the intent to purchase at the conclusion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respective charters. The negotiated purchase price for the two crew boats is approximately $0.6 million each, which would result in a total potential gain of $0.7 million.
      In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for operating or investing needs, the Company initiated the process to actively market four of its Gulf of Mexico cold-stacked supply vessels for sale in 2005. The Company had previously intended to return the vessels to service. The Company sold three vessels during the fourth quarter of 2005 for net proceeds totaling $2.5 million, realizing gains of $1.0 million.
      During October 2004, the Company began actively marketing a group of five line handler vessels operating in Brazil. On May 5, 2005, the Company entered into an agreement to sell the five line handler vessels. The agreement to sell the vessels was contingent on approval from the charterer of the vessels. During November 2005, the charterer approved the sale, and the sale was completed in December 2005 for current and future proceeds of $1.6 million, resulting in a net gain of $0.4 million. At the time of purchase, the buyer remitted an initial payment of $0.5 million and the Company set-up a corresponding note receivable for the remaining $1.1 million to be collected over a period of four years.
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
      During the second quarter of 2004, the Company initiated the process of selling three of its North Sea class platform supply vessels (“PSVs”) that had an average age of 28 years. One of the vessels was sold on July 8, 2004 for approximately $3.7 million. Based on the Company’s estimated fair value less transaction costs or commissions, the Company recorded an initial charge of approximately $8.7 million on the three North Sea class vessels during the second quarter of 2004 and recorded an additional charge of approximately $2.0 million during the fourth quarter of 2004 on the remaining two vessels. The Company sold the remaining two vessels for $1.6 million each during April and July of 2005, recognizing total gains of $0.7 million.
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
      In February 2003, the Company sold one of its crew boats for approximately $0.6 million and recognized a gain of approximately $0.5 million on the transaction. In March 2003, the Company completed the sale-leaseback on a 155-foot crew boat that had been under construction. The Company received approximately $2.9 million on the sale-leaseback transaction. In July 2003, the Company sold one crew boat and one supply vessel for approximately $0.9 million, and recognized a gain of approximately $0.7 million on the transactions.

8.	Vessel Impairments
      In accordance with the provisions of SFAS No. 144, the Company reviews long-lived assets held of use for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. During the application of fresh-start in March 2005, all vessels were adjusted to fair market value and reduced by the amount of negative goodwill implied in the reorganization. New book values were determined for the Company’s vessels. Due to the application of fresh-start and strong market conditions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company determined that market conditions did not require an impairment test to be performed during 2005 for assets held for use.
      During 2004, due to changes to the Company’s operational reorganization plan as well as the continued low levels of day rates and utilization in the Company’s key market areas during the first half of the year, the Company determined that a test for impairment of its vessels was necessary. The Company records impairment losses on long-lived assets held for use when the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the second quarter of 2004, based on the Company’s estimates of discounted cash flows, the Company recorded a charge of $8.6 million on three of its North Sea class vessels classified as held for use.

9.	Accounts Receivable
      The Company’s accounts receivable, net consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Trade receivables	$39,775	$31,344
Allowance for doubtful accounts	(1,397)	(1,233)
Insurance and other	4,608	4,262

Accounts receivable, net	$42,986	$34,373

      The Company’s receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Mexico. Since the Company’s receivables are primarily generated from customers having similar economic interests, the Company has potential exposure to credit risk that could result from economic or other changes to the oil and gas industry. As of December 31, 2005, one customer individually represented 10% of the Company’s outstanding trade receivables balance. No other individual customer represented greater than 10% of the Company’s outstanding trade receivables balance.

10.	Goodwill
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
      The Company did not record a tax benefit for goodwill impairments in 2003 because these charges are not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Assets
      The Company’s other assets consist of the following at December 31, 2005 and 2004 (in thousands):

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2005	2004

Deferred marine inspection costs, net of accumulated amortization of $22.1 million at December 31, 2004	$—	$19,017
Deferred financing costs, net of accumulated amortization of $1.0 million and $0.8 million at December 31, 2005 and December 31, 2004, respectively	296	882
Marine vessel spare parts	1,534	7,058
GECC lease deposits (see Note 14)	1,698	1,698
Other	3,684	2,533

Other assets	$7,212	$31,188

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

12.	Prepetition Liabilities Subject to Compromise
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
      On a consolidated basis, prepetition liabilities subject to compromise under Chapter 11 proceedings before the Exit date, consisted of the following

December 31,
2004

Senior Notes	$250,000
Accrued interest on Senior Notes	25,179

Pre-petition liabilities subject to compromise	$275,179

      The total interest on the Senior Notes that was not charged to earnings for the period from December 21, 2004 to March 14, 2005 was $5.1 million. Such interest was not accrued as the Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to prepetition unsecured or undersecured claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

13.	Debt
      The Company’s debt not subject to compromise consists of the following at December 31, 2005 and 2004 (in thousands):

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2005(3)	2004(1)

Trico Supply Bank Facility, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 4.6% at December 31, 2005) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($5.9 million) beginning March 2003 with balance of the commitment expiring September 2009	16,310	55,927
2004 Term loan, bearing interest at LIBOR or 2% (whichever is higher) plus 6% or U.S. Prime rate plus 5%, at the Company’s option, plus a default premium of 2% collateralized by 43 Gulf class supply vessels. Principal was repaid on January 19, 2005	—	54,550
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (4.6% at December 31, 2005), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment expiring June 2006	17,792	22,206
6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	10,690	11,948
6.08% Notes, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	1,250	2,500
Fresh-start debt premium(2)	496	—

	46,538	147,131
Less current maturities	36,610	60,902

Long-term debt	$9,928	$86,229

(1)	The December 31, 2004 column excludes $250 million of outstanding indebtedness under the Senior Notes, which was “subject to compromise” as of December 31, 2004, and was converted into equity on March 15, 2005 in connection with the Chapter 11 reorganization. Refer to Note 3 for further details on the Company’s reorganization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date. This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

(3)	During 2005, the Company refinanced the 2004 Term Loan with the DIP Credit Facility on January 19, 2005 and later refinanced the DIP Credit Facility with the U.S. Credit Facility on March 15, 2005. The U.S. Credit Facility was repaid and retired on November 22, 2005. These debt facilities do not appear in the above table since the facilities were not outstanding at the dates presented. Please see below for a discussion of each facility.
      Maturities on debt during the next five years and thereafter are as follows (in thousands):

Period	Amount

Year ending December 31, 2006	$36,610
Year ending December 31, 2007	1,258
Year ending December 31, 2008	1,258
Year ending December 31, 2009	1,258
Year ending December 31, 2010	1,258
Thereafter	4,400

46,042
Fresh-start debt premium	496

$46,538

      On December 22, 2004, while operating as a debtor-in-possession, the Company entered into the $75 million secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”). The DIP Credit Facility consisted of a $55 million unamortizing term loan and a $20 million revolving line of credit. After the DIP Credit Facility was approved by the Bankruptcy Court on January 19, 2005, the term loan proceeds were used to repay and retire the 2004 Term Loan. The DIP Credit Facility was secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries. The DIP Credit Facility bore interest at LIBOR or 2%, whichever is higher, plus 5.0%, or U.S. Prime rate plus 4.0%, at the Company’s option. The DIP Credit Facility included financial maintenance covenants that limited the amount of indebtedness and the cash held outside the U.S. The DIP Credit Facility matured at the Exit Date.
      On the Exit Date, the DIP Credit Facility was repaid and retired with the proceeds from the U.S. Credit Facility. The U.S. Credit Facility consisted of a $55 million term loan component, which amortized in annual increments of $5 million during 2007 through 2009 with the final $40 million due at maturity in 2010, and a $20 million revolving credit facility component. The U.S. Credit Facility bore interest at LIBOR or 2%, whichever was higher, plus 5.3%, or U.S. Prime rate plus 4.3%, at the Company’s option. The revolving credit facility component provided the Company with the availability to issue up to $15 million of stand-by letters of credit, subject to total borrowings outstanding under the facility. The U.S. Credit Facility was secured by substantially all of the Company’s domestically owned assets, including vessels working in other locations, as well as pledges of stock from its other subsidiaries, including Trico Supply AS and Trico Shipping AS, the Company’s two primary North Sea subsidiaries and is guaranteed by substantially all of the Company’s domestic and international subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 22, 2005, the Company entered into an agreement (the “Termination Agreement”) among Trico Marine Operators, Inc., Trico Marine Assets, Inc., and Bear Stearns Corporate Lending, Inc., the Administrative Agent, the U.S. Credit Facility, to repay all of the liabilities, obligations and indebtedness outstanding under the facility. Under the terms of the Termination Agreement, the Company agreed to pay to the Administrative Agent, $58.1 million, the amount necessary to pay all obligations, together with accrued interest and a prepayment premium of $3.1 million. In addition to the prepayment penalty, the Company also accelerated the remaining amortization of the issuance costs related to the U.S. Credit Facility of $0.9 million, for a total combined loss on early retirement of $4.0 million. Upon receipt of the funds by the Administrative Agent, the U.S. Credit Facility, together with all of the obligations, covenants, and liens of the facility were automatically terminated.
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
      On February 12, 2004, the Company’s two primary U.S. subsidiaries entered into a $55 million term loan (the “2004 Term Loan”) to repay and retire the Bank Credit Facility discussed below. The 2004 Term Loan bore interest at LIBOR or 2%, whichever is higher, plus 6.0%, or U.S. Prime rate plus 5.0%, at the Company’s option, plus a default premium of 2%. Pursuant to the credit agreement governing the 2004 Term Loan (the “2004 Credit Agreement”), the Company was not subject to financial maintenance covenants, but was subject to other covenants that placed restrictions on the subsidiaries’ ability to incur additional indebtedness or liens, dispose of property, make dividends or make certain other distributions and other specified limitations. In addition, the 2004 Credit Agreement contained cross-default provisions, which could be triggered in the event of certain conditions, including an uncured default in the payment of principal or interest of any indebtedness in excess of $5.0 million. On January 19, 2005, the date the Bankruptcy Court confirmed the DIP Credit Facility, the 2004 Term Loan was repaid and retired using the proceeds of the DIP Credit Facility term loan component without incurring any additional fees or expenses.
      On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($22.2 million at December 31, 2005). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.6% at December 31, 2005). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment having occurred on September 30, 2004, and a final payment of NOK 112.5 million ($16.7 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of December 31, 2005, the outstanding balance on the NOK Term Loan was NOK 120.0 million ($17.8 million).
      In April 2002, the Company amended the NOK 650 million ($96.3 million) NOK Revolver by increasing the capacity to NOK 800 million ($118.6 million) and revising reductions to the facility amount to provide for NOK 40 million ($5.9 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($41.5 million) balloon payment in September of 2009. At December 31, 2005, the Company had NOK 110 million ($16.3 million) outstanding under this facility. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6.
      In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $1.3 million is outstanding at December 31, 2005. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $10.7 million is outstanding at December 31, 2005. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration. The Company will be required to repay the outstanding portion of the 6.08% note if SWATH crew boat is sold.

14.	Operating Leases
      On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into the master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale and lease back of three crew boats. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million in cash deposits pursuant thereto in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying consolidated balance sheet.
      The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to an $10.4 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could impair the Company’s liquidity.
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
      Future minimum payments under non-cancelable operating lease obligations are approximately $1.5 million, $1.4 million, $1.4 million, $1.4 million, $1.4 million and $3.1 million for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and subsequent years, respectively. Operating lease payments in 2005, 2004 and 2003 were $1.5 million, $1.2 million and $1.4 million, respectively.

15.	Financial Instruments
      There were no foreign exchange contracts entered into or outstanding during 2005 and 2004.
      During 2003, in conjunction with the sale of the Company’s large North Sea class vessel described in Note 7, the Company entered into a series of foreign currency forward contracts with notional amounts of $24.0 million to fix the currency exchange rates between Norwegian Kroner and U.S. Dollars. As a result of the hedge, the Company recorded a net transaction gain during 2003 of $0.6 million, which is included in other income (loss) in the consolidated statement of operations. There were no foreign exchange contracts outstanding as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Taxes
      Income (loss) before income taxes derived from U.S. and international operations for the three year period ended December 31, 2005 are as follows (in thousands):

	Successor	Predecessor
	Company	Company

	Period from	Period from
	March 15, 2005 to	January 1, 2005 to
	December 31, 2005	March 14, 2005	2004	2003

United States	$(1,201)	$63,362	$(72,431)	$(44,092)
International	32,565	(123,676)	(26,589)	(123,194)

	$31,364	$(60,314)	$(99,020)	$(167,286)

      The components of income tax expense (benefit) from continuing operations of the Company for the periods March 15, 2005 to December 31, 2005, January 1, 2005 to March 14, 2005, and for the years ended December 31, 2004 and December 31, 2003, are as follows (in thousands):

		Predecessor
	Successor Company	Company

	Period from	Period from
	March 15, 2005 to	January 1, 2005 to
	December 31, 2005	March 14, 2005	2004	2003

Current income taxes:
U.S. federal income taxes	$—	$—	$—	$—
State income taxes	—	—	—	—
Foreign taxes	1,180	—	325	231
Deferred income taxes:
U.S. federal income taxes	—	—	—	—
State income taxes	331	—	—	—
Foreign taxes	9,753	(1,047)	(3,393)	(3,119)

	$11,264	$(1,047)	$(3,068)	$(2,888)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s deferred income taxes at December 31, 2005 and 2004 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities

2005	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$—	$—	$—	$17,095
Deferral of taxes on Norwegian earnings	—	—	—	46,055
Insurance reserves	1,196	—	—	—
U.S. net operating loss carryforwards	—	116,518	—	—
Cancellation of debt income	—	—	—	58,260
Other	1,465	—	—	—

	$2,661	$116,518	$—	$121,410

Current deferred tax assets, net				$2,661

Non-current deferred tax asset, net — U.S. jurisdiction				$41,163

Valuation Allowance				$43,824

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$46,055

      As discussed in more detail below, the Company incurred cancellation of debt income and a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize its deferred tax assets related to its NOL carryforwards. The tax impact of the cancellation of debt income is shown as a deferred tax liability since the NOL carryforward will not be reduced until January 1, 2006. The reduced NOL carryforward related to the change of control is not shown in the table above since the limitations will be based on an election that will be made upon filing of the 2005 U.S. tax return. The Company’s pre-reorganization deferred tax assets related to its NOL carryforwards created before March 15, 2005 is expected to be limited to between $32 million and $36 million, depending on the election made at the time of the 2005 U.S. tax return filing, after the affects of the cancellation of debt income and the change of control. Additionally, due to U.S. net operating losses incurred during the period from March 15, 2005 through December 31, 2005, the Company has post-reorganization NOL carryforwards of approximately $2 million as of December 31, 2005 which are not limited by the change of control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Deferred Tax Assets		Deferred Tax Liabilities

2004	Current	Non-Current	Current	Non-Current

Depreciation and amortization	$—	$—	$—	$51,316
Deferral of taxes on Norwegian earnings	—	1,215	—	41,225
Insurance reserves	1,711	—	—	—
U.S. net operating loss carryforwards	—	119,092	—	—
Other	533	—	—	—

	$2,244	$120,307	$—	$92,541

Current deferred tax assets, net				$2,244

Non-current deferred tax asset, net — U.S. jurisdiction				$67,776

Valuation Allowance				$70,020

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$40,010

      The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	Successor
	Company	Predecessor Company

	Period from	Period from
	March 15, 2005 to	January 1, 2005 to
	December 31, 2005	March 14, 2005	2004	2003

Federal income taxes at statutory rate	$10,977	$(21,110)	$(34,657)	$(58,550)
State income taxes net of federal benefit	458	—	(333)	14
Norwegian tax rate differential	(2,443)	8,685	6,300	8,559
U.S. tax on deemed repatriation	2,156	—	—	—
Non-deductible items in foreign jurisdictions	—	34,673	—	31,516
Non-deductible loss and expenses	62	2,331	3,322	569
Impact of foreign earnings at various rates	1,838	55	24	545
Valuation Allowance	(1,784)	(23,587)	22,276	14,459

Income tax expense (benefit)	$11,264	$1,047	$(3,068)	$(2,888)

      The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian operations. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2005 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized. During 2005, the variance from the Company’s statutory rate was primarily due to the non-deductibility of fresh-start adjustments and non-inclusion of the gain on debt discharge, both of which were recorded upon emergence from bankruptcy. The cancellation of debt income and fresh-start adjustments impacted the inventory of U.S. deferred taxes which required a net adjustment to the valuation allowance of $25.9 million. In addition, other non-deductible losses (including restructuring costs), income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at a lower rate and the U.S. net deferred tax asset valuation allowance also contributed to the variances from the statutory rate. In prior years, the variance from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s statutory rate was primarily due to the valuation allowance on U.S. net deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%.
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
      As of March 14, 2005, the Company had approximately $337 million in pre-reorganization net operating loss (the “NOL”) carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, the Company realized cancellation of debt income (“COD Income”) of approximately $166.5 million when the Senior Notes were converted into equity. The tax impact of COD Income is shown as a deferred tax liability since the NOL carryforward will not be reduced by the amount of COD Income until January 1, 2006.
      As of December 31, 2005, the Company had approximately $325 million in pre-reorganization net operating loss (the “NOL”) carryforwards and $2 million in post-reorganization NOL carryforwards that were schedule to expire at various periods through 2024. The pre-reorganization NOL carryforwards have not been reduced by the cancellation of debt income (“COD Income”) of approximately $166.5 million when the Senior Notes were converted into equity.
      In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOL carryforwards and other pre-reorganization built-in losses to reduce taxable income in future periods.
      Management believes that prior NOL carryforwards and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. For the period from March 15, 2005 to December 31, 2005, this limitation is expected to be approximately $3.7 million due to the timing of the Company’s emergence from bankruptcy. Assuming enough taxable income will be generated in future periods, the Company could use approximately $92 million of NOL carryfowards based on the annual 382 limitation of approximately $4.7 million per year. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. This election would leave approximately $104 million in NOL carryforwards expiring in various periods through 2024 that could be utilized by the Company without an annual limitation. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company will reduce its deferred tax asset related to NOLs after the filing of its 2005 federal income tax return. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of December 31, 2005. Therefore, the future reduction of the deferred tax asset is not expected to have an impact on the net deferred tax assets or liabilities under either option.
      A valuation allowance is being provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Any release and utilization in future periods of the valuation allowance relating to pre-confirmation NOL carryforwards will increase the Company’s additional paid-in capital instead of offsetting income tax expense in that period. Although the Company recorded a profit from its U.S. operations during the fourth quarter of 2005, the history of negative earnings from these operations in the recent past constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($10.8 million at December 31, 2005). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. The Company is currently under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.
      During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.2 million at December 31, 2005). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during February 2006. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5.
      If the Company’s challenges to the imposition of these taxes (which may include litigation at the Rio de Janeiro state court) prove unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Brazilian tax assessments could have a material adverse affect on the Company’s financial position and results of operations if the potentially mitigating factors also prove unsuccessful.
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
      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the period from March 15, 2005 through December 31, 2005, the period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from January 1, 2005 though March 14, 2005, and the years ending December 31, 2004 and 2003 (in thousands, except share and per share data).

	Successor Company	Predecessor Company

	Period from	Period from
	March 15, 2005	January 1, 2005
	through	through	Year ended	Year ended
	December 31, 2005	March 14, 2005	December 31, 2004	December 31, 2003

Net income (loss) available to common shares (numerator)	$20,100	$(61,361)	$(95,952)	$(164,398)

Weighted-average common shares outstanding (denominator)	11,271,786	36,908,505	36,876,152	36,470,940

Basic EPS	$1.78	$(1.66)	$(2.60)	$(4.51)

Net income (loss) available to common shares (numerator)	$20,100	$(61,361)	$(95,952)	$(164,398)

Weighted-average common shares outstanding (denominator)	11,271,786	36,908,505	36,876,152	36,470,940
Effect of dilutive securities	286,314	—	—	—

Adjusted weighted-average shares	11,558,100	36,908,505	36,876,152	36,470,940

Diluted EPS	$1.74	$(1.66)	$(2.60)	$(4.51)

      The number of common shares outstanding at December 31, 2005 differs significantly from December 31, 2004 due to the Company’s reorganization and subsequent stock offering. The Company’s reorganization, on March 15, 2005, included issuing 10,000,000 shares of new common stock, issuing 728,000 options to purchase new common stock and restricted stock to employees and directors and converting the Company’s previous common shares into approximately 1,000,000 warrants to purchase shares of new common stock. In October 2005, the Company issued 4,273,500 shares of common stock during an underwritten public offering.
      For the period from March 15, 2005 to December 31, 2005, 497,438 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period. For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. For the year ending December 31, 2004, options to purchase 1,077,800 shares of old common stock at prices ranging from $2.05 to $23.13 have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2004, 65,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2003, options to purchase 1,984,166 shares of old common stock at prices ranging from $0.91 to $23.13 were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive. During the year ended December 31, 2003, 60,000 shares of unvested restricted stock were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

18.	Equity Incentive Plans
      Prior to the reorganization, the Company sponsored three stock-based incentive compensation plans, the “1993 Stock Option Plan” (the “1993 Plan”), the “1996 Stock Incentive Plan” (the “1996 Plan”) and the non-employee director stock-based incentive compensation plan (the “Director Plan”). On the Exit Date, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1993 Plan, 1996 Plan and the Director Plan were terminated and all unvested stock options under the plans were cancelled. No shares were granted or exercised between December 31, 2004 and the Exit Date.
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
      According to the 2004 Plan, Awards may be granted with respect to a maximum of 750,000 shares of new common stock. Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant. A portion of stock option awards to employees vested upon the Company’s emergence from bankruptcy and the remaining portion vests ratably over four years, subject to certain conditions for specific employees. On the Exit Date, awards of approximately 698,000 stock options with exercise prices of $11.00 per share were issued to employees and the non-executive Chairman of the Board of Directors, and 30,000 shares of restricted stock were issued to the non-employee directors. The restrictions on the Exit Date restricted stock issuances lapsed on April 15, 2005. Our former CEO’s options were forfeited upon resignation during March 2005.
      During September 2005, the Company issued 40,000 shares of restricted stock to the Company’s President and Chief Executive Officer, 15,000 shares of restricted stock to the Company’s Chief Financial Officer and 5,000 shares of restricted stock to the Company’s Vice President of Emerging International Markets, each in connection with the execution of employment agreements. The forfeiture restrictions relating to the shares of restricted stock granted to the Chief Executive and Chief Financial Officers lapse ratably over four years beginning on the first anniversary of the date of grant. The forfeiture restrictions relating to the shares of restricted stock granted to the Vice President of Emerging International Markets lapse on the second anniversary of the date of grant.
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
      In December 2004, the FASB issued a revised version of SFAS No. 123R. Following the accounting guidance set forth in SOP 90-7, the Company adopted SFAS No. 123R upon emerging from bankruptcy. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. As a result, the Company began to measure the grant date fair value of equity-based awards issued to employees and amortize the cost of that award over the period in which service is rendered. During the period from March 15, 2005 through December 31, 2005, the Company recognized approximately $1.3 million in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. net deferred tax assets. The Company expects to recognize approximately $1.0 million in compensation expense over the next 3.2 years related to options that are outstanding but not yet vested as of December 31, 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The estimated weighted average fair value of options granted during 2005 was $5.06 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

March 15, 2005

Expected annual dividends	$—
Risk free interest rate	4.12%
Expected term (in years)	5
Volatility(1)	46.7%

(1)	The volatility assumption was based on the average volatility of a peer group.
      A summary of the changes to the Company’s stock options during the year ended December 31, 2005 is presented below:

	2005		2004		2003

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	1,077,800	$10.57	1,242,050	$10.51	2,083,968	$7.03
Cancelled during reorganization	(1,077,800)	$10.57	—	$—	—	$—
Granted	698,000	$11.00	—	$—	57,000	$2.76
Exercised	(154,762)	$11.00	—	$—	(578,202)	$0.91
Expired/ Forfeited	(187,500)	$11.00	(164,250)	$10.14	(320,716)	$3.79

Outstanding at end of the year	355,738	$11.00	1,077,800	$10.57	1,242,050	$10.51

Exercisable at end of the year	44,574	$11.00	955,550	$11.10	962,050	$11.29

      The total intrinsic value of options exercised during 2005 was $0.7 million.
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding				Options Exercisable

		Weighted	Weighted			Weighted
	Number	Average	Average	Aggregate	Number	Average	Aggregate
Range of	Outstanding	Remaining	Exercise	Intrinsic	Exercisable	Exercise	Intrinsic
Exercise Prices	at 12/31/05	Contract Life	Price	Value ($000)	at 12/31/05	Price	Value ($000)

$11.00	355,738	6.2	$11.00	$5,336	44,574	$11.00	$669
      On the Exit Date, all outstanding stock options and restricted stock grants were cancelled. No shares were excised between December 31, 2004 and the Exit Date. A total of 105,000 shares of restricted stock were granted after the Exit Date and 65,000 remain outstanding at December 31, 2005. The forfeiture restrictions relating to the shares of restricted stock granted expire over periods ranging from two to four years, beginning on the first anniversary of the issuance. Since there is no price to the employee for these awards, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has recorded the deferred compensation cost and is amortizing the value of the awards over the vesting period. The following table summarizes the restricted stock activity:

		Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2003	60,000	$2.41
Granted	25,000	2.33
Vested	(20,000)	2.41
Cancelled	—	—

Outstanding at December 31, 2004	65,000	2.38
Converted into warrants during reorganization	(60,000)	2.37
Granted	105,000	19.88
Vested	(40,000)	13.67
Cancelled	(5,000)	2.44

Outstanding at December 31, 2005	65,000	$23.71

      As of December 31, 2005, there was $1.4 million of total unrecognized compensation costs related to nonvested restricted stock arrangements. That costs is expected to be recognized over a weighted average period of 3.4 years.

19.	Employee Benefit Plans

Defined Contribution Plan
      The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ before tax savings contributions on up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the period from January 1, 2005 through March 14, 2005, from March 15, 2005 through December 31, 2005, and the years ended December 31, 2004 and 2003 of approximately zero, $0.2 million, $0.1 million and $0.2 million, respectively.

Norwegian Pension Plans
      Substantially all of the Company’s Norwegian employees are covered by three non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company uses an October measurement date for all pension plans. The following is a comparison of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit obligation and plan assets for all of the Company’s Norwegian pension plans at December 31st for the years indicated (in thousands).

	Successor Company	Predecessor Company

	Period From	Period from
	March 15, 2005	January 1, 2005
	through	through
	December 31, 2005	March 14, 2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of the period	$3,925	$3,811	$3,465
Service cost	944	88	380
Interest cost	129	33	28
Benefits paid	(89)	(23)	(91)
Translation adjustment and other	(388)	16	29

Benefit obligation at end of year	$4,521	$3,925	$3,811

Change in Plan Assets
Fair value of plan assets at beginning of the period	$4,952	$4,871	$4,095
Actual return on plan assets	193	49	205
Contributions	992	454	407
Benefits paid	(89)	(23)	(91)
Translation adjustment and other	(452)	(399)	255

Fair value of plan assets at end of year	$5,596	$4,952	$4,871

Funded status, over funded	$1,075	$1,027	$1,060
Unrecognized net actuarial gain and other	(489)	(552)	(13)

Prepaid benefit cost	$586	$475	$1,047

	Successor Company	Predecessor Company

	Period From	Period from
	March 15, 2005	January 1, 2005
	through	through
	December 31, 2005	March 14, 2005	2004	2003

Components of Net Periodic Benefit Cost
Service cost	$944	$88	$380	$443
Interest cost	129	33	133	158
Return on plan assets	(225)	(52)	(221)	(215)
Social security contributions	46	12	59	71
Recognized net actuarial loss	8	2	10	18

Net periodic benefit cost	902	$83	$361	$475

      The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Company	Predecessor Company

	Period From	Period from
	March 15, 2005	January 1, 2005
	through	through
	December 31, 2005	March 14, 2005	2004

Weighted-Average Assumptions Discount rate	4.50%	4.50%	4.50%

Return on plan assets	5.50%	5.50%	5.50%

Rate of compensation increase	3.30%	3.30%	3.30%

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

	Successor Company	Predecessor Company

	Period From	Period from
	March 15, 2005	January 1, 2005
	through	through
	December 31, 2005	March 14, 2005	2004

Equity securities	22%	18%	16%
Debt Securities	43%	49%	51%
Property and other	35%	33%	33%

All asset categories	100%	100%	100%

      The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments.
      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans were approximately $4.5 million, $3.3 million, and $5.6 million, respectively, at December 31, 2005, $3.9 million, $3.3 million, $4.9 million, respectively, at March 14, 2005 and $3.8 million, $3.3 million, and $4.9 million, respectively, at December 31, 2004. In the future, the Company expects to pay approximately $0.1 million in benefits per year under the Norwegian plans.
      The Company expects to contribute $1.3 million to its Norwegian pension plans in 2006.

United Kingdom Pension Plan
      Substantially all of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. During the period from March 15, 2005 though December 31, 2005, the period from January 1, 2005 through March 14, 2005 and the year ended December 31, 2004, the Company recognized a cost of $0.5 million, zero and $2.7 million, respectively, for the MNOPF Plan, which amounts represent assessments of current obligations to the MNOPF Plan. During 2003, no amounts were expensed or contributed related to the MNOPF Plan.
      The Company does not expect to contribute its United Kingdom pension plan in 2006.

20.	Equity Offering
      On October 7, 2005, the Company announced the commencement of an underwritten public offering of 3,900,000 shares of its common stock. On October 18, 2005, the Company entered into an underwriting agreement by and among the Company and Lehman Brothers Inc., as representative of the several underwriters named therein (the “Underwriters”) with respect to the sale of 3,900,000 shares of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock and an over-allotment option to purchase up to an additional 585,000 shares of the Company’s common stock. On October 24, 2005, we received $95.3 million in net proceeds from the sale of 4,273,500 shares of our common stock, including 373,500 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option at a public offering price of $24.00 per share. The remaining 211,500 shares of common stock available under the purchase option to cover over-allotments expired November 18, 2005 without any additional exercises.

21.	Commitments and Contingencies
      Leif Weizman v. Trico Marine Services, Inc., Thomas E. Fairley, and Ronald O. Palmer; U.S. District Court, Eastern District of Louisiana. On June 4, 2004, a punitive class-action lawsuit was filed against the Company, Thomas E. Fairley, the Company’s former Chief Executive Officer, and Ronald O. Palmer, the Company’s former Chairman of the Board of Directors, in the United States District Court for the Eastern District of Louisiana (the “District Court”). The lawsuit asserts a claim under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder for an unasserted amount of damages on behalf of a class of individuals who purchased Company common stock between May 6, 2003 and May 10, 2004. Plaintiffs alleged that the Company and the individual defendants made misstatements and omissions concerning the Company’s future earnings prospects. Although the Company denies these allegations, the Company entered negotiations to settle the lawsuit to avoid distractions to management and to reduce legal fees in future periods. During April 2005, the District Court preliminarily approved a settlement which involves the creation of a settlement fund in the amount of $0.6 million and requires the Company to implement certain other corporate governance related enhancements. On August 23, 2005, the District Court issued a final judgment order dismissing the lawsuit against the Company, the Company’s former Chief Executive Officer and the Company’s former Chairman of the Board of Directors with prejudice. In addition, the District Court approved the terms of the settlement described above and ordered the settling parties to consummate the terms and provisions of the settlement.
      On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313-smb seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberates on the plaintiffs’ request for reconsideration. We believe that plaintiffs’ allegations are without merit, and we intend to defend the actions vigorously.
      In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company s insurance overages. At December 31, 2005 and December 31, 2004, the Company accrued for liabilities in the amount of approximately $3.4 million and $4.4 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

22.	Fair Value of Financial Instruments and Market Risks
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
      Cash, cash equivalents and accounts receivable: The carrying amounts approximate fair value due to the short-term nature of these instruments.
      Debt: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of debt not subject to compromise, including accrued interest, as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Carrying amount	$46,538	$147,131
Fair value	$46,758	$145,953
      Political Risk: The Company is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed) and contract loss. The Company considers these risks carefully in connection with its investing and operating activities.
      Foreign Currency Risk: The Company’s international operations are subject to certain risks, including currency fluctuations and government actions. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. Accordingly, from time to time, the Company utilizes short-term forward contracts to minimize the exposure to foreign currency risk. There were no contracts outstanding at December 31, 2005.

23.	Segment and Geographic Information
      The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned or leased by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for taxes at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on operating income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom, and the Other segment includes primarily the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s operating segments in West Africa, Mexico and Brazil, which are combined for reporting purposes. These operating segments are combined for reporting purposes as they meet the aggregation criteria in SFAS No. 131, which involves a determination of economic results and characteristics of each segment.
      Segment data as of and for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Successor Company

Period from March 15, 2005 through December 31, 2005	U.S.		North Sea		Other	Totals

Revenues from external customers	$50,311		$77,988	(1)	$24,100	$152,399
Intersegment revenues	1,329		—		—	1,329
Operating income	4,182	(2)	34,959		2,675	41,816
Interest revenue	530		82		3	615
Interest expense	4,491		1,835		104	6,430
Depreciation and amortization expense	7,928		9,804		2,671	20,403
Income tax expense	331		9,169		1,764	11,264
Long-lived assets	42,287		157,927		25,432	225,646
Segment total assets	212,161		186,256		30,860	429,277
Capital expenditures	804		463		547	1,814

	Predecessor Company

Period from January 1, 2005 through March 14, 2005	U.S.	North Sea	Other	Totals

Revenues from external customers	$8,171	$16,528	$5,187	$29,886
Operating income (loss)	(2,996)	4,220	(345)	879
Interest revenue	14	36	—	50
Interest expense	1,313	608	19	1,940
Depreciation and amortization expense	3,724	3,973	1,061	8,758
Income tax expense	—	1,047	—	1,047
Long-lived assets(7)	65,347	168,297	36,804	270,448
Segment total assets	95,777	208,499	40,715	344,991
Capital expenditures	424	1,701	99	2,224

Year ended December 31, 2004	U.S.	North Sea		Other	Totals

Revenues from external customers	$35,090	$60,409		$17,011	$112,510
Operating loss	(17,927)	(23,016	)(3)	(7,776)	(48,719)
Interest revenue	208	209		5	422
Interest expense	30,799	2,504		102	33,405
Depreciation and amortization expense	28,192	22,011		4,874	55,077
Income tax benefit	—	(3,068)		—	(3,068)
Long-lived assets(7)	124,015	304,414		49,799	478,228
Segment total assets	424,572	339,589		54,142	818,303
Capital expenditures	3,108	11,608		2,798	17,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2003	U.S.		North Sea		Other		Totals

Revenues from external customers	$29,345		$66,399		$27,777		$123,521
Intersegment revenues	23		—		—		23
Operating loss	(18,502	)(4)	(114,482	)(5)	(2,517	)(6)	(135,501)
Interest revenue	94		229		—		323
Interest expense	24,509		5,595		55		30,159
Depreciation and amortization expense	17,839		22,367		4,939		45,145
Income tax benefit	—		(2,888)		—		(2,888)
Long-lived assets(7)	121,243		316,304		70,300		507,847
Segment total assets	431,743		356,176		71,073		858,992
Capital expenditures	4,566		16,678		16,034		37,278

(1)	Includes $10.1 million in non-cash deferred revenues.

(2)	Includes $2.2 million charge on loss on assets held for sale related to the impairment of the SWATH vessel

(3)	Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $10.7 million on assets held for sale.

(4)	Includes a gain of $1.0 million related to the sale of three vessels.

(5)	Includes a charge of $5.2 million related to a loss on sale of a North Sea class vessel, and goodwill impairment charges of $112.1 million.

(6)	Includes a charge of $1.0 million related to the sale of a investment in a construction project in Brazil, and a goodwill impairment charge of $0.9 million.

(7)	Includes property and equipment and deferred marine inspection costs.
      A reconciliation of segment total assets to consolidated total assets as of December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Total assets for reportable segments	$429,277	$818,303	$858,992
Elimination of intersegment receivables	(12,943)	(8,288)	(7,403)
Elimination of investment in subsidiaries	(72,112)	(259,260)	(266,398)

Total consolidated assets	$344,222	$550,755	$585,191

      For the years ended December 31, 2005, 2004, 2003, no individual customer represented more than 10% of consolidated revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (Unaudited)

	Predecessor
	Company	Successor Company

	Period from	Period from
	January 1, 2005	March 15, 2005
	through	through
Year ended December 31, 2005(1)	March 14, 2005	March 31,2005	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Total revenues	$29,886	$8,210	$43,157	$47,126	$53,906
Operating income	879	1,111	9,054	15,217	16,434
Net income (loss)	$(61,361)	$106	$3,565	$8,550	$7,879
Basic income (loss) per common share:
Net income (loss)	$(1.66)	$0.01	$0.35	$0.83	$0.58
Average common shares outstanding	36,908,505	10,064,447	10,224,348	10,294,250	13,504,657
Diluted income (loss) per common share:
Net income (loss)	$(1.66)	$0.01	$0.34	$0.81	$0.57
Average common shares outstanding	36,908,505	10,293,357	10,438,659	10,577,956	13,924,371

	Predecessor Company

Year ended December 31, 2004(2)	First	Second	Third	Fourth

(Dollars in thousands, except per share amounts)
Total revenues	$23,569	$25,746	$29,488	$33,707
Operating loss	(9,274)	(28,283)	(3,425)	(7,737)
Net loss	$(16,454)	$(44,726)	$(16,168)	$(18,604)
Basic and diluted loss per share:
Net loss per average common share outstanding	$(0.45)	$(1.21)	$(0.44)	$(0.50)
Average common shares outstanding	36,850,812	36,862,735	36,890,102	36,900,537

(1)	In the period from January 1, 2005 through March 14, 2005, the Company recognized a gain on debt discharge of $166.5 million, fresh-start adjustments of $219.0 million and reorganizations costs of $6.7 million due to the Company’s reorganization. The period March 15, 2005 through March 31, 2005, and the second, third, and fourth quarters included deferred revenues of $0.6 million, $3.2 million, $3.2 million, and $3.1 million, respectively. In the fourth quarter of 2005, the Company recognized a loss of $2.2 million on assets held for sale due to the impairment of the SWATH vessel, a gain on sales of assets of $1.8 million and a loss on early repayment of debt of $4.0 million.
(2)	In the second quarter of 2004, an $8.7 million impairment charge was recognized on assets held for sale, an $8.6 million impairment charge was recognized on long-lived assets held for use, and accelerated amortization charges of $7.2 million and $2.8 million were recognized on deferred financing costs and original issue discounts, respectively. The Company recorded reorganization costs of $1.7 million, $2.6 million and $4.3 million in the second, third and fourth quarters of 2004, respectively. In the fourth quarter of 2004, the Company recorded an additional impairment of $2.1 million on assets held for sale.

25.	Subsequent Events
      In January 2006, management committed to a plan to market one of the Company’s Gulf of Mexico supply vessels. The Company is still evaluating the potential selling price, however, an impairment charge on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reclassification of the vessel to assets held for sale in the quarter ended March 31, 2006 is not expected. The carrying value will be reclassified as an “asset held for sale” during the first quarter of 2006.

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
      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting’ firm as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
      There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
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
President and Chief Executive Officer
Date: February 27, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor Turbidy Trevor Turbidy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2006

/s/ Geoff A. Jones Geoff A. Jones	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2006

/s/ Joseph S. Compofelice Joseph S. Compofelice	Non-executive Chairman of the Board of Directors	February 27, 2006

/s/ Per Staehr Per Staehr	Director	February 27, 2006

/s/ Richard A. Bachmann Richard A. Bachmann	Director	February 27, 2006

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	February 27, 2006

/s/ Myles W. Scoggins Myles W. Scoggins	Director	February 27, 2006

/s/ Kenneth M. Burke Kenneth M. Burke	Director	February 27, 2006

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the years ended December 31, 2005, 2004 and 2003
(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E

		Charged
	Balance at	(Credited)	Charged		Balance at
	beginning	to costs and	to other	Recoveries	end of
Description	of period	expenses	accounts	(Deductions)	period

The Period from March 15, 2005 through December 31, 2005
Valuation allowance on deferred tax assets:	$104,221	$—	$—	$(60,397)	$43,824
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts—trade	$724	$738	$—	$(66)	$1,396
Predecessor Company

The Period from January 1, 2005 through March 14, 2005
Valuation allowance on deferred tax assets:	$70,020	$34,201	$—	$—	$104,221
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts—trade	$1,233	$448	$12	$(969)	$724
2004
Valuation allowance on deferred tax assets:	$47,744	$22,276	$—	$—	$70,020
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts—trade	$542	$947	$11	$(267)	$1,233
2003
Valuation allowance on deferred tax assets:	$32,997	$14,459	$288	$—	$47,744
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts—trade	$422	$120	$—	$—	$542

TRICO MARINE SERVICES, INC.
EXHIBIT INDEX
      (a) Exhibits:

2.1		Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 12, 2004).
2.2		Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 10, 2004).
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).
3.2		Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated June 16, 2005).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005).
4.2		Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).
4.3		Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 16, 2005).
4.4		Form of Series A Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
4.5		Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
10.1		$75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2005).
10.2		First Waiver and Amendment, dated as of March 15, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated May 10, 2005).
10.3		Second Amendment, dated as of April 13, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated May 10, 2005).
10.4		Consent, Waiver and Third Amendment, dated as of May 9, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of February 21, 2005 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated May 10, 2005).
10	.5*	Employment Agreement dated as of March 15, 2005, between Trico Marine Services, Inc. and Thomas E. Fairley (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated March 16, 2005).
10	.6*	Employment Agreement dated as of March 15. 2005, between Trico Marine Services, Inc. and Trevor Turbidy (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated March 16, 2005).
10	.7*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).
10	.8*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).
10	.9*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).
10	.10*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).
10	.11*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).

E-1

10	.12*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).
10	.13*	Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated March 16, 2005).
10	.14*	Summary of Compensation for our Interim Chief Executive Officer (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q dated May 10, 2005).
10	.15*	Employment Agreement dated as of August 8, 2005, between Trico Marine Services, Inc. and Rishi Varma. (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q dated August 9, 2005).
10.16		Consent, Waiver and Fourth Amendment, dated as of August 1, 2005, to the $75,000,000 Credit Agreement (Exit) dated as of August 1, 2005. (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q dated August 9, 2005).
10	.17*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Geoff A. Jones. (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q dated November 3, 2005).
10	.18*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and D. Michael Wallace. (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q dated November 3, 2005).
10	.19*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Trevor Turbidy. (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q dated November 3, 2005).
14.1		Financial Code of Ethics. (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K dated March 16, 2005).
21.1		Subsidiaries of the Company.(1)
23.1		Consents of experts and counsel.(1)
31.1		Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2		Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1		Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Arrangement.
(1)	Filed herewith

E-2