Form 10-Q
period 2006-03-31
TRICO MARINE SERVICES INC
filed 2006-05-04
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2006 was 14,722,285.

i

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2006 and December 31, 2005
(Dollars in thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$61,458	$51,218
Restricted cash	412	570
Accounts receivable, net	46,549	42,986
Prepaid expenses and other current assets	4,075	3,484
Assets held for sale	7,224	5,853
Total current assets	119,718	104,111

Property and equipment:
Land and buildings	1,858	1,844
Marine vessels	245,132	241,360
Construction-in-progress	180	235
Transportation and other	1,740	1,566
	248,910	245,005
Less accumulated depreciation and amortization	25,267	19,359
Net property and equipment	223,643	225,646

Restricted cash - noncurrent	7,923	7,253
Other assets	7,766	7,212
Total assets	$359,050	$344,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term and current maturities of debt	$27,854	$36,610
Accounts payable	7,597	6,295
Accrued expenses	10,037	10,715
Accrued insurance reserve	3,262	3,426
Accrued interest	399	288
Income taxes payable	607	518
Total current liabilities	49,756	57,852

Long-term debt, including premiums	9,911	9,928
Deferred income taxes	49,807	46,055
Deferred revenues on unfavorable contracts (see Note 4)	4,249	5,379
Other liabilities	2,864	2,576
Total liabilities	116,587	121,790

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and
zero shares issued at March 31, 2006 and December 31, 2006	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 14,708,243 and 14,638,103
shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	147	146
Warrants - Series A	1,649	1,649
Warrants - Series B	634	634
Additional paid-in capital	212,714	208,143
Retained earnings	32,478	20,100
Cumulative foreign currency translation adjustment	(5,159)	(8,240)
Total stockholders' equity	242,463	222,432

Total liabilities and stockholders' equity	$359,050	$344,222

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

			|	Predecessor
	Successor Company		|	Company
		Period from	|	Period from
	Three months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	March 31, 2006	March 31, 2005	|	March 14, 2005
Revenues:			|
Charter hire	$50,482	$7,600	|	$29,869
Amortization of non-cash deferred revenues (See Note 4)	1,269	599	|	-
Other vessel income	81	11	|	17
Total revenues	51,832	8,210	|	29,886
			|
Operating expenses:			|
Direct vessel operating expenses and other	21,202	4,003	|	16,217
General and administrative	5,742	1,959	|	4,030
Amortization of marine inspection costs	-	-	|	2,055
Depreciation and amortization expense	6,102	1,137	|	6,703
Loss (gain) on sales of assets	(767)	-	|	2
Total operating expenses	32,279	7,099	|	29,007
			|
Operating income	19,553	1,111	|	879
			|
Reorganization costs	-	-	|	(6,659)
Gain on debt discharge	-	-	|	166,459
Fresh-start adjustments	-	-	|	(219,008)
Interest expense	(481)	(494	)|	(1,940)
Amortization of deferred financing costs	(50)	(18	)|	(50)
Other gain (loss), net	233	155	|	5
Income (loss) before income taxes	19,255	754	|	(60,314)
			|
Income tax expense	6,877	648	|	1,047
			|
Net income (loss)	$12,378	$106	|	$(61,361)
			|
			|
Basic income (loss) per common share:			|
Net income (loss)	$0.85	$0.01	|	$(1.66)
Average common shares outstanding	14,574,169	10,064,447	|	36,908,505
			|
Diluted income (loss) per common share:			|
Net income (loss)	$0.82	$0.01	|	$(1.66)
Average common shares outstanding	15,042,889	10,293,357	|	36,908,505

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

			|	Predecessor
	Successor Company		|	Company
		Period from	|	Period from
	Three months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	March 31, 2006	March 31, 2005	|	March 14, 2005
Net income (loss)	$12,378	$106	|	$(61,361)
Adjustments to reconcile net income (loss) to net cash			|
provided by (used in) operating activities:			|
Depreciation and amortization	6,136	1,155	|	8,808
Amortization of non-cash deferred revenues (see Note 4)	(1,269)	(599	)|	-
Deferred marine inspection costs	-	-	|	(1,277)
Deferred income taxes	6,475	293	|	1,397
Gain on debt discharge	-	-	|	(166,459)
Fresh start adjustments	-	-	|	219,008
Loss (gain) on sales of assets	(767)	-	|	2
Provision for doubtful accounts	150	10	|	40
Stock based compensation	293	1,160	|	9
Change in operating assets and liabilities:			|
Accounts receivable	(3,243)	1,312	|	2,404
Prepaid expenses and other current assets	(553)	95	|	(630)
Accounts payable and accrued expenses	396	(2,743	)|	7,676
Other, net	(258)	714	|	(449)
Net cash provided by operating activities	19,738	1,503	|	9,168
			|
Cash flows from investing activities:			|
Purchases of property and equipment	(1,023)	(43	)|	(947)
Proceeds from sales of assets	1,289	-	|	-
Increase in restricted cash	(491)	(501	)|	508
Other, net	-	235	|	(211)
Net cash used in investing activities	(225)	(309	)|	(650)
			|
Cash flows from financing activities:			|
Net proceeds from issuance of common stock	117	733	|	-
Proceeds from issuance of debt	-	54,550	|	54,550
Repayment of debt	(9,621)	(59,355	)|	(56,771)
Deferred financing costs and other	-	-	|	(375)
Net cash used in financing activities	(9,504)	(4,072	)|	(2,596)
			|
Effect of exchange rate changes on cash and cash equivalents	231	(369	)|	62
			|
Net increase (decrease) in cash and cash equivalents	10,240	(3,247	)|	5,984
Cash and cash equivalents at beginning of period	51,218	19,154	|	13,170
Cash and cash equivalents at end of period	$61,458	$15,907	|	$19,154
			|
Supplemental cash flow information:			|
Income taxes paid	$388	$-	|	$72
Interest paid	$267	$925	|	$1,265
Operating cash payments from reorganization items	$-	$212	|	$1,457

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
for the three months ended March 31, 2006
(Unaudited)
(Dollars in thousands, except share amounts)
									Cumulative
									Foreign
							Additional		Currency	Total
	New Common Stock		Warrants - Series A		Warrants - Series B		Paid-In	Retained	Translation	Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Earnings	Adjustment	Equity

Balance, December 31, 2005	14,638,103	$146	496,579	$1,649	497,438	$634	$208,143	$20,100	$(8,240)	$222,432

Issuances of restricted stock to employees and directors	59,650	1	-	-	-	-	-	-	-	1
Exercise of stock options	10,335	-	-	-	-	-	113	-	-	113
Stock based compensation	-	-	-	-	-	-	293	-	-	293
Exercise of warrants for common stock	155	-	(37)	-	(118)	-	4	-	-	4
Tax benefit from the utilization of fresh-start NOL	-	-	-	-	-		4,161			4,161
Comprehensive loss:										-
Gain on foreign currency translation	-	-	-	-	-	-	-	-	3,081	3,081
Net income	-	-	-	-	-	-	-	12,378	-	12,378
Comprehensive income:										15,459

Balance, March 31, 2006	14,708,243	$147	496,542	$1,649	497,320	$634	$212,714	$32,478	$(5,159)	$242,463

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1. Financial statement presentation:

The consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the period from January 1, 2005 through March 14, 2005 are prior to fresh-start accounting as described below and are therefore not comparable to the results of subsequent periods. The results of operations for the first quarter of 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
March 31, 2006
(Unaudited)

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

As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced its non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and discharge of the Senior Notes and related accrued interest resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the unaudited consolidated statement of operations.

The following table reflects the reorganization adjustments to the Company’s consolidated balance sheet as of March 15, 2005 (Unaudited) (in thousands):

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

	Predecessor			|	Successor
	Company			|	Company
	Balance Sheet			|	Balance Sheet
	as of	Reorganization	Fresh Start	|	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	|	March 15, 2005
ASSETS				|
Total current assets	$57,504	$-	$-	|	$57,504
				|
Property and equipment:				|
Land and buildings	3,771	-	(1,949	)|	1,822
Marine vessels	657,780	-	(390,405	)|	267,375
Transportation and other	5,216	-	(4,029	)|	1,187
Construction-in-progress	100	-	(36	)|	64
	666,867	-	(396,419	)|	270,448
Less accumulated depreciation and amortization	215,338	-	(215,338	)|	-
Net property and equipment	451,529	-	(181,081	)|	270,448
				|
Restricted cash - noncurrent	6,454	-	-	|	6,454
Other assets	31,305	-	(20,720	)|	10,585
Total assets	$546,792	$-	$(201,801	)|	$344,991
				|
LIABILITIES AND STOCKHOLDERS' EQUITY				|
Total current liabilities	$86,435	$-	$-	|	$86,435
				|
Liabilities subject to compromise:				|
Senior Notes	250,000	(250,000)	-	|	-
Accrued interest on Senior Notes	25,179	(25,179)	-	|	-
				|
Long-term debt, net of discounts	85,479	-	547	|	86,026
Deferred income taxes	41,185	-	-	|	41,185
Deferred revenues on unfavorable contracts (see Note 4)	-	-	16,660	|	16,660
Other liabilities	4,685	-	-	|	4,685
Total liabilities	492,963	(275,179)	17,207	|	234,991
				|
Commitments and contingencies				|
Stockholders' equity:				|
Preferred stock	-	-	-	|	-
Common stock, $.01 par value	370	(270)	-	|	100
Warrants - Series A	-	1,658	-	|	1,658
Warrants - Series B	-	637	-	|	637
Additional paid-in capital	338,059	(230,454)	-	|	107,605
Accumulated deficit	(319,609)	538,617	(219,008	)|	-
Unearned compensation	(98)	98	-	|	-
Cumulative foreign currency translation adjustment	35,108	(35,108)	-	|	-
Treasury stock, at par value	(1)	1	-	|	-
Total stockholders' equity	53,829	275,179	(219,008	)|	110,000
				|
Total liabilities and stockholders' equity	$546,792	$-	$(201,801	)|	$344,991

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $1.0 million of compensation expense related to the adoption of SFAS No. 123R during the period from March 15, 2005 to March 31, 2005 and $0.2 million for the three months ended March 31, 2006. For further information on equity-based compensation, see Note 9.

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

Period from
January 1, 2005
through
March 14, 2005

Net loss	$(61,361)
Add: Amortization of marine inspection costs
included in reported net loss	2,055

Deduct: Expenditures for marine inspection costs determined
under the "expense as incurred" method	(1,277)
Pro forma net loss	$(60,583)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)
Basic and Diluted - pro forma	$(1.64)

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
March 31, 2006
(Unaudited)

	Predecessor	Successor
	Company	Company
Buildings and improvements	15-40 years	7-33 years
Marine vessels	15-30 years	3-27 years
Transportation and other	5-10 years	1-9 years

4.	Deferred revenue on unfavorable contracts:

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues, operating income, and net income during future periods, particularly the remainder of 2006. During the three months ended March 31, 2006 and the period from March 15, 2005 to March 31, 2005, the Company recorded approximately NOK 8.5 million ($1.3 million) and NOK 3.7 million ($0.6 million), respectively, of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 27.8 million ($4.2 million) is included in “deferred revenues on unfavorable contracts” in the consolidated balance sheet at March 31, 2006.

Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
9 months ending December 31, 2006	$2,940
Year ending December 31, 2007	812
Year ending December 31, 2008	298
Year ending December 31, 2009	138
Thereafter	61
$4,249

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

5.	Partial reimbursement of labor costs by the Norwegian government:

Beginning in July 1993, the Norwegian government began partially reimbursing North Sea labor costs associated with the operations of our vessels. For the quarter ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005, these reimbursements totaled $1.5 million, $0.2 million and $1.4 million, respectively. If this benefit was reduced or removed entirely, our direct operating costs would increase substantially.

6.	Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,542 Series A Warrants and 497,320 Series B Warrants remain outstanding as of March 31, 2006. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	$-	$-
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%

Since the Exit Date, 2,887 and 2,109 shares of Series A Warrants and Series B Warrants, respectively, were exercised into common stock.

7.	Assets held for sale and sales of vessels:

At March 31, 2006 assets held for sale included two cold stack supply vessels, one crew boat and our SWATH crew boat.

In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for operating or investing needs, the Company initiated the process to actively market four of its Gulf of Mexico cold-stacked supply vessels for sale in 2005. The Company committed to a plan to sell an additional cold-stacked supply vessel in the first quarter of 2006. The Company sold three vessels during the fourth quarter of 2005 for total net proceeds of $2.5 million. Subsequent to March 31, 2006, the Company sold one of the remaining two cold-stacked vessels in assets held for sale for net proceeds of approximately $0.8 million.

The Company had three crew boats under charter with a customer in Mexico, each of which had a purchase option at the conclusion of its respective charter at fair market value. Two of the crew boats charters concluded in March 2006, and the customer exercised its purchase option with the Company at the agreed upon price of $0.6 million per vessel, which resulted in a gain of $0.7 million during the period. In the first quarter of 2006, the remaining crew boat was transferred to assets held for sale as the customer has exercised the purchase option as of March 31, 2006, but the Company and the customer have hired an independent surveyor to assess the fair market value of the vessel. We expect the sale of the crew boat to be completed during the second quarter of 2006.

In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. Based on estimated the selling price less transaction costs or commissions, the Company recorded an impairment charge of approximately $2.2 million on the vessel during the fourth quarter of 2005.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

8.	Earnings per share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ending March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March15, 2005 (in thousands, except share and per share data).

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from
	Three months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	March 31, 2006	March 31, 2005	|	March 14, 2005
			|
Net income (loss) available to common shares (numerator)	$12,378	$106	|	$(61,361)
			|
Weighted-average common shares outstanding (denominator)	14,574,169	10,064,447	|	36,908,505
			|
Basic EPS	$0.85	$0.01	|	$(1.66)
			|
Net income (loss) available to common shares (numerator)	$12,378	$106	|	$(61,361)
			|
Weighted-average common shares outstanding (denominator)	14,574,169	10,064,447	|	36,908,505
Effect of dilutive securities	468,720	228,910	|	-
Adjusted weighted-average shares	15,042,889	10,293,357	|	36,908,505
			|
Diluted EPS	$0.82	$0.01	|	$(1.66)

For the three months ended March 31, 2006, options to purchase 40,500 shares of common stock at a price of $27.13 were excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

For the period from March 15, 2005 to March 31, 2005, 998,858 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because warrants’ exercise price of $25.00 and 18.75, respectively, were greater than the average market price of common shares for that period.

For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

9.	Equity-based compensation:

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Please refer to the Company’s December 31, 2005 Annual Report on Form 10-K for a description of the plan.

During March 2006, the Company issued 37,100 shares of restricted stock to officers of the Company and 22,550 shares of restricted stock to other employees of the Company, each in connection with the Company’s annual incentive plan. The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

During March 2006, the Company issued stock options to purchase 37,100 shares of the Company’s common stock to officers of the Company and issued stock options of 3,400 shares to other employees of the Company, each in connection with the Company’s annual incentive plan. These stock options have an exercise price of $27.13 per share and vest ratably over three years beginning at the date of grant.

During the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005, the Company recognized approximately $0.2 million, $1.0 million, and zero respectively, in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.4 million in compensation expense over the next three years related to options that are outstanding but not yet vested as of March 31, 2006.

During the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005, the Company had approximately $2.9 million, $0.3 million and zero, respectively, in unrecognized compensation related to restricted stock grants. The amortization expense for the unrecognized compensation for three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005 is approximately $0.1 million, $0.2 million, and zero, respectively. No net tax benefits were recorded for the grants since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to amortize the unrecognized compensation over the next three years related to restricted stock not yet vested as of March 31, 2006.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the period ended March 14, 2005 (in thousands, except per share data).

Predecessor Company
Period from
January 1, 2005
through
March 14, 2005

Net loss	$(61,361)
Add: Stock based compensation expense included in
reported net loss, net of related tax effects	9

Deduct: Total stock-based compensation expense
determined under fair value-based method, net of tax	(40)
Pro forma net loss	$(61,392)
Net loss per common share:
Basic and Diluted as reported	$(1.66)
Basic and Diluted pro forma	$(1.66)

The estimated weighted average fair value of options granted during 2006 and 2005 was $10.77 and $5.06 per share, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

	March 31, 2006	March 31, 2005
Expected annual dividends	$-	$-
Risk free interest rate	4.57%	4.12%
Expected term (in years)	5	5
Volatility (1)	36.60%	46.70%

(1) The volatility assumption is based on the average volatility of a peer group.

A summary of the changes to the Company’s stock options during the three months ended March 31, 2006 is presented below:

	Three Months Ended
	March 31, 2006
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices

Outstanding at December 31, 2005	355,738	$11.00
Granted	40,500	$27.13
Exercised	(10,335)	$11.00
Expired/Forfeited	(2,000)	$11.00
Outstanding at March 31, 2006	383,903	$12.70
Exercisable at March 31, 2006	120,904	$11.00

During 2006, options to purchase 10,335 shares of its new common stock with exercise prices of $11.00 per share and an aggregate intrinsic value of $0.2 million were exercised. The Company received $0.1 million related to these exercises.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Range of	Outstanding	Remaining	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	at 3/31/06	Contract Life	Price	($000)	at 3/31/06	Price	($000)

$11.00	343,402	6.0	$ 11.00	$ 7,315	120,904	$ 11.00	$ 2,575

$27.13	40,500	7.0	$ 27.13	$ 209	-	$ 27.13	$ -
	383,902	6.1	$ 12.70	$ 7,524	120,904	$ 11.00	$ 2,575

A summary of the changes to the Company’s restricted stock during the three months ended March 31, 2006 is presented below:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

	Three Months Ended
	March 31, 2006
	Number of	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Exercise
	Shares	Prices	Life

Outstanding at December 31, 2005	65,000	$23.71	3.4
Granted	59,650	$27.13	3.0
Vested	-	-	-
Outstanding at March 31, 2006	124,650	$25.35	3.1

10.	Taxes:

The Company’s income tax for the three months ended March 31, 2006, the period from March 15, 2005 and March 31, 2005 and the period from January 1, 2005 through March 14, 2005, is comprised of income tax expenses of $6.8 million, $0.6 million and $1.0 million, respectively. The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian and U.S. operations. The Company’s March 31, 2006 effective tax rate of 36% differs slightly from the statutory rate primarily due to state and foreign taxes. In accordance with SOP 90-7 related to fresh-start accounting, the Company is providing no tax benefit from the utilization of pre-reorganization net operating loss (“NOL”) carryforwards for which a valuation allowance had previously been established. The Company’s March 31, 2005 effective rate varied from the statutory rate primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%.

As of December 31, 2005, the Company had approximately $325 million in pre-reorganization NOL carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, the Company realized cancellation of debt income (“COD Income”) of approximately $166.5 million when the Senior Notes were converted into equity. On January 1, 2006, as required by the Internal Revenue Code, the Company reduced its tax attributes by the amount of COD Income.

In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. However, if there is another ownership change within a two year period beginning with the emergence from bankruptcy, the Company loses all of the NOLs carried forward from pre-bankruptcy. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company has based its tax provision on the assumption that the annual limitation will not apply. Based upon present estimates of taxable income for the year, there would be an increase of approximately $3.5 million in current income taxes payable for the quarter if the annual limitation applies. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of March 31, 2006.

A valuation allowance was provided against the Company's U.S. net deferred tax asset as of the reorganization date. Any release in future periods of the valuation allowance relating to pre-confirmation deferred tax assets will increase the Company’s additional paid-in capital.   If the net deferred tax asset is used to offset taxable income in the future, the reduction in the valuation allowance will be recorded as noted above and the utilization of the deferred tax asset will be reflected as an increase to deferred income tax expense.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($11.6 million at March 31, 2006). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.2 million at March 31, 2006). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during February 2006. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

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

11.	Debt:

The Company’s debt consists of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

NOK Revolver, bearing interest at NIBOR (Norwegian Interbank
Offered Rate) plus a margin (weighted average interest rate of 4.6%
at March 31, 2006) and collateralized by certain marine vessels. This facility's current availability reduces in 13 semi-annual installments of NOK
40 million ($6.1 million) beginning March 2003 with balance of the
commitment expiring September 2009.	7,639	16,310
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (4.6% at March 31, 2006), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.1 million) with the balance of the commitment
expiring June 2006.	18,332	17,792
6.11% Notes, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels.	10,690	10,690
6.08% Notes, bearing interest at 6.08%, principal and interest due in
16 semi-annual installments, maturing September 2006, collateralized
by a marine vessel.	625	1,250
Fresh-start debt premium	479	496
	37,765	46,538
Less current maturities	27,854	36,610
Long-term debt	$9,911	$9,928

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Maturities on debt during the nine month period ending December 31, 2006, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
9 Months ending December 31, 2006	$27,854
12 months ending December 31, 2007	1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
Thereafter	3,142
$37,286
Fresh-start debt premium	479
$37,765

On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($22.9 million at March 31, 2006). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (4.6% at March 31, 2006). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million), with the first payment having occurred on September 30, 2004, and a final payment of NOK 112.5 million ($17.2 million) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two North Sea class vessels. The NOK Term Loan contains a subjective acceleration clause (material adverse change clause), which if exercised by the lenders, could accelerate the maturity of the loan. As of March 31, 2006, the outstanding balance on the NOK Term Loan was NOK 120.0 million ($18.3 million).

In April 2002, the Company amended the NOK 650 million ($99.3 million) NOK Revolver by increasing the capacity to NOK 800 million ($122.2 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.1 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($42.8 million) balloon payment in September of 2009. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. In connection with the sale of two PSV vessels described in 2005, with the consent of its lenders under its U.S. Credit Facility, the Company reduced the availability of the NOK Revolver by NOK 20 million ($3.1 million) on May 12, 2005. At March 31, 2006, the Company had NOK 50 million ($7.6 million) outstanding under this facility.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), of which $0.6 million is outstanding at March 31, 2006. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), of which $10.7 million is outstanding at March 31, 2006. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration. The Company will be required to repay the outstanding portion of the 6.08% note if the SWATH crew boat is sold.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

12.	Employee benefit plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company uses an October 31 measurement date for Norwegian pension plans. The Company’s policy is to fund contributions to the plans based upon actuarial computations. The Company made funding contributions to the Norwegian plans of $0.2 million, $0.2 million and zero during the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005, respectively.

The United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan, for which the Company made funding contributions of $0.1 million, $0.1 million and zero during the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005, respectively.

Components of net periodic benefit cost are as follows for the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005 (in thousands):

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from
	Three months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	March 31, 2006	March 31, 2005	|	March 14, 2005
			|
			|
Service cost	$250	$18	|	$76
Interest cost	39	6	|	27
Return on plan assets	(67)	(10	)|	(44)
Social security contributions	14	3	|	12
Recognized net actuarial loss	2	-	|	2
Net periodic benefit cost	$238	$17	|	$73

13.	Contingent litigation:

On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, the Debtors satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313-smb seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted the Company’s motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberates on the plaintiffs’ request for reconsideration. The Company believes that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

14.	Segment and geographic information:

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2005 Annual Report on Form 10-K for a description of the significant policies) except for purposes of income taxes and intercompany transactions and balances. The North Sea segment provides for a flat tax, in addition to taxes on equity and net financial income, at a rate of 28%, which is the Norwegian statutory tax rate. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on operating income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom, and the Other segment includes primarily the Company’s operating segments in West Africa, Mexico and Brazil, which are combined for reporting purposes. These operating segments are combined for reporting purposes as they meet the aggregation criteria in SFAS No. 131, which involves a determination of economic results and characteristics of each segment.

During the second quarter of 2005, the Company determined it analyzes its segments based upon operating income (loss) and has presented all periods accordingly. Previously, the Company utilized a measure of net income (loss) in analyzing the results of each segment.

Financial information for the three months ended March 31, 2006, the period from March 15, 2005 through March 31, 2005 and the period from January 1, 2005 through March 14, 2005 by segment is as follows:

Successor Company
Three months ended March 31, 2006
	U.S.	North Sea		Other	Totals
Revenues from external customers	$24,025	$20,019	(1)	$7,788	$51,832
Intersegment revenues	513	-		-	513
Operating income	10,111	7,444	(1)	1,998	19,553
Segment total assets (at end of period)	225,519	191,109		29,837	446,465

Period from March 15, 2005 through March 31, 2005
	U.S.	North Sea		Other	Totals
Revenues from external customers	$1,780	$5,244	(1)	$1,186	$8,210
Intersegment revenues	65	-		-	65
Operating (loss) income	(2,109)	3,048	(1)	172	1,111
Segment total assets (at end of period)	178,654	193,452		40,147	412,253

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Predecessor Company

Period from January 1, 2005 through March 14, 2005	U.S.	North Sea	Other	Totals
Revenues from external customers	$8,171	$16,528	$5,187	$29,886
Intersegment revenues	316	-	-	316
Operating (loss) income	(2,996)	4,220	(345)	879

(1) Includes amortization of non-cash deferred revenues of $1.3 million and $0.6 million for the three months ended March 31, 2006 and the period Form March 15, 2005 through March 31, 2005, respectively.

A reconciliation of segment data to consolidated data as of March 31, 2006 and 2005 is as follows (in thousands):

	March 31,	March 31,
	2006	2005
Total assets for reportable segments	$446,465	$412,253
Elimination of intersegment receivables	(15,302)	(9,017)
Elimination of investment in subsidiaries	(72,113)	(72,113)
Total consolidated assets	$359,050	$331,123

15.	New accounting standards:

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS No. 3.” This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined as reporting results as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning December 15, 2005 and after. The adoption of this statement does not have a material impact on the Company’s financial statements or results of operations unless a future change in accounting principle is made.

16.	Commitments:

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($25.5 million as of March 31, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery. The following table sets forth adjustments to the purchase price with respect to delivery of the vessel:

Delivery Date - 11/30/2007	Adjustments to the Purchase Price
1st - 15th day after Delivery Date	No reduction in Purchase Price
16th - 45th day after Delivery Date	NOK 20,000 per day reduction in Purchase Price
46th - 180th day after Delivery Date	NOK 25,000 per day reduction in Purchase Price
Earlier than Delivery Date	NOK 20,000 increase in Purchase Price for every day Vessel is delivered earlier than Delivery Date

As part of the contract, we will have the option to purchase a second vessel at a later date. We plan to fund the construction of the vessel from cash and cash flows from operations.

17.	Subsequent Events:

On April 10, 2006, the Company issued 2,000 shares of restricted stock to each of the Company’s non-employee directors (except the non-executive Chairman of the Board). The Company issued 4,000 shares of restricted stock to the Company’s non-executive Chairman of the Board on the same date. The restrictions lapse in their entirety one month from date of grant.

During April 2006, the Company sold one of its cold-stacked supply vessels for net proceeds of $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Primary Factors Affecting our Results of Operations

Our financial condition and results of operations are impacted primarily by “day rates” and “vessel utilization”. Typically, marine support vessels are priced to the customer on the basis of a daily rate, or “day rate,” regardless of whether a charter contract is for several days or several years. The “average day rate” of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period. A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period.

Day Rates and Utilization. Our results of operations are affected primarily by our day rates and fleet utilization. Day rates and utilization are primarily driven by:

•	demand for our vessels;
•	customer requirements;
•	our available vessels, and;
•	competition.

The level of offshore oil and gas drilling activity primarily determines the demand for our vessels, which is typically influenced by exploration and development budgets of oil and gas companies. The number of drilling rigs in our market areas is a leading indicator of drilling activity. In addition, construction and repair activity in the Gulf of Mexico resulting from the two major hurricanes in the third quarter of 2005 has been a significant driver of rates and utilization increases in that market.

Overall, the size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements, determine our day rates and utilization. In the case of supply vessels and PSVs, their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower, dynamic positioning systems, and fire-fighting systems are also important requirements. For crew boats, size and speed are important factors.

Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area. Competition in the marine support services industry primarily involves:

•	price, service and reputation of vessel operators, safety record and crews, and;
•	the age, quality and availability of vessels of the type and size required by the customer.

Operating Costs. Our operating costs are primarily a function of the active fleet size, which excludes our cold-stacked vessels. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, marine inspection costs, supplies and marine insurance. When we charter vessels, we are typically responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs.

Management’s Outlook

The Oil and Gas Industry continues to experience strong growth due to increased demand for energy commodities worldwide. We believe the following trends should benefit our operations and have a positive impact on our earnings:

•	sustained higher oil and gas prices, continuing construction and repair activity, driven by the global economic environment;
•	increasing demand from West Africa, Southeast Asia and other emerging markets, and;
•	increasing awareness of threats to the reliability of supply in major oil producing nations such as the United States.

The markets in which we operate have responded to the increase in oil and gas activity, resulting in higher utilization and day rates. We expect international drilling and domestic production and repair activity will continue at a robust pace for 2006, which should continue to enable us to maintain current day rates and productive utilization levels for our vessels.

In the future, we expect that international markets such as West Africa and Southeast Asia, among other regions, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels. To capitalize on these long-term growth opportunities, we intend to deploy existing active and stacked vessels as well as new vessels to these regions.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

		Three months ended
	Month of	March 31,
	April 2006	2006	2005(4)
Average Day Rates: (1)
PSV/AHTS (North Sea class)	$17,988	$15,836	$15,777
Supply (Gulf class)	10,965	10,202	5,193
Crew/line handling	4,963	3,336	2,223

Utilization: (2)(3)
PSV/AHTS (North Sea class)	94%	94%	89%
Supply (Gulf class)	60%	64%	52%
Crew/line handling	88%	87%	91%

Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	18.0
Supply (Gulf class)	44.6	45.0	48.0
Crew/line handling	9.0	11.0	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)
Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 81%, 89% and 86%, for the month of April 2006 and the three month periods ended March 31, 2006 and 2005, respectively.

(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.

Comparison of day rates and utilization during the three months ended March 31, 2006 and 2005

For our North Sea class PSVs and AHTSs, average day rates remained relatively flat in the first quarter 2006 compared to the first quarter of 2005. Utilization increased from 89% in the first quarter of 2005 to 94% in the first quarter of 2006. The increased utilization can be attributed to increased demand for North Sea vessels during 2006 caused by shortages in the supply of vessels and increased exploration and production activities worldwide due to more attractive oil and gas prices. The impact of very strong market conditions in the North Sea during 2006 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates increased 96% from $5,193 in the first quarter of 2005 to $10,202 in the first quarter of 2006. Utilization also increased for these vessels from 52% in the first quarter of 2005 to 64% in the first quarter of 2006. The increase in both day rates and utilization is a result of the increased demand due to increased drilling activities and construction work, more attractive oil and gas prices and increased work related to repairs from hurricane damages in September of 2005.

Day rates and utilization for our crew boats and line handler increased 50% from $2,223 in the first quarter of 2005 to $3,336 in the first quarter of 2006. Utilization decreased for these vessels from 91% in the first quarter of 2005 to 87% in the first quarter of 2006. Day rates for our crew boats and linehandler may not be comparable to those of our competitors because three of our vessels are under bareboat charter contracts, which significantly reduce the average day rate for the class.

Comparison of the Results for the Quarter Ended March 31, 2006 to the Quarter Ended March 31, 2005

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the quarter ended March 31, 2006 compared to the same period in 2005 (in thousands). The combined results for the quarter ended March 31, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Amortization of non-cash deferred revenues,
•	Total revenues,
•	Direct vessel operating expenses and other,
•	General and administrative,
•	Amortization of marine inspection costs,
•	Depreciation and amortization expense,
•	Total operating expenses,
•	Operating income (loss),
•	Income (loss) before income taxes, and
•	Net income (loss)

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from	Non-GAAP Combined
	Three months	March 15, 2005	|	January 1, 2005	Results for the
	ended	through	|	through	Quarter Ended
	March 31, 2006	March 31, 2005	|	March 14, 2005	March 31, 2005
Revenues:			|
Charter hire	$50,482	$7,600	|	$29,869	$37,469
Amortization of non-cash deferred revenues	1,269	599	|	-	599
Other vessel income	81	11	|	17	28
Total revenues	51,832	8,210	|	29,886	38,096
			|
Operating expenses:			|
Direct vessel operating expenses and other	21,202	4,003	|	16,217	20,220
General and administrative	5,742	1,959	|	4,030	5,989
Amortization of marine inspection costs	-	-	|	2,055	2,055
Depreciation and amortization expense	6,102	1,137	|	6,703	7,840
Loss (gain) on sales of assets	(767)	-	|	2	2
Total operating expenses	32,279	7,099	|	29,007	36,106
			|
Operating income	19,553	1,111	|	879	1,990
			|
Reorganization costs	-	-	|	(6,659)	(6,659)
Gain on debt discharge	-	-	|	166,459	166,459
Fresh-start adjustments	-	-	|	(219,008)	(219,008)
Interest expense	(481)	(494	)|	(1,940)	(2,434)
Amortization of deferred financing costs	(50)	(18	)|	(50)	(68)
Other (loss) gain, net	233	155	|	5	160
Income (loss) before income taxes	19,255	754	|	(60,314)	(59,560)
			|
Income tax expense	6,877	648	|	1,047	1,695
			|
Net income (loss)	$12,378	$106	|	$(61,361)	$(61,255)

Charter Hire Revenues. Our charter hire revenues for the first quarter of 2006 were $50.5 million compared to $37.5 million in the first quarter of 2005, an increase of $13.0 million or 35%. The increase in first quarter can be attributed to increased day rates and utilization discussed previously above. Increased charter hire revenue was partially offset by a stronger U.S. dollar relative to the Norwegian Kroner, which caused a $1.4 million negative impact on revenues when comparing the first quarter of 2005 to the first quarter of 2006.

Amortization of Non-Cash Deferred Revenues. During the first quarter of 2006, we recorded $1.3 million of amortization of non-cash deferred revenue on unfavorable contracts. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct Operating Expenses. Direct vessel operating expenses increased 5% from $20.2 million in the first quarter of 2005 to $21.2 million in the first quarter of 2006. This increase is primarily due to increased marine inspection of costs $2.6 million, which was partially offset by decreased supplies and miscellaneous expenses of $0.5 million and lower insurance premiums of $0.5 million. On March 15, 2005, we changed our method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of the accounting method related to marine inspection costs, expenses in a given period may vary dramatically based on the timing and the number of marine inspections. Decreased supplies and miscellaneous expenses, labor costs and lower insurance premiums are due to the reduction in vessels owned and operated compared to the first quarter of 2005. Other general decreases in direct vessel operating expenses were caused by translation differences, which caused a $0.5 million decrease to direct vessel operating expenses when compared the first quarter of 2005.

General & Administrative Expenses. General and administrative expenses decreased 4% from $6.0 million to $5.7 million when comparing the first quarter of 2005 to the first quarter of 2006. The decrease is primarily due to decreased non-cash compensation expense, which was partially offset by accruals for annual incentive awards in the first quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.7 million from $7.8 million in the first quarter of 2005 to $6.1 million in the first quarter of 2006. The depreciation decrease is related to the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005.

Gain on Sale of Assets. We recognized a $0.8 million gain on sale of assets during the first quarter of 2006 primarily due to the sale of two crew boats.

Reorganization Costs. Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first quarter of 2005, we expensed $6.7 million in fees related to our reorganization effort. Now that the reorganization is completed, these costs are no longer being incurred.

Interest Expense. Interest expense decreased $1.9 million from $2.4 million in the first quarter of 2005 to $0.5 million in the first quarter of 2006. The decrease in interest expense is primarily due to the repayment of our U.S. Credit Facility in the fourth quarter of 2005. In addition, a lower average debt balance in Norway was offset by higher variable interest rates.

Income Tax Expense. We recorded a consolidated income tax expense in the first quarter of 2006 of $6.9 million, which is primarily related to the income generated by our U.S and Norwegian operations. The Company’s March 31, 2006 effective tax rate of 36% differs slightly from the statutory rate primarily due to state and foreign taxes. Included in the $6.9 million of income tax expense in the first quarter of 2006 is a $4.2 million tax benefit from the utilization of fresh-start NOL’s. We recorded income tax expense in the first quarter of 2005 of $1.7 million primarily related to our Norwegian operations. In 2006 and 2005, we booked a full valuation allowance against our net deferred tax asset.

Our Liquidity and Capital Resources

Description of Indebtedness

NOK Term Loan

On June 26, 2003, we entered into the NOK Term Loan in the amount of NOK 150.0 million ($22.9 million at March 31, 2006). Amounts borrowed under the NOK Term Loan bear interest at NIBOR (Norwegian Interbank Offered Rate) plus 2.0% (4.6% at March 31, 2006). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.1 million at March 31, 2006), with the first payment having occurred on June 30, 2004, and a final payment of NOK 112.5 million ($17.2 million at March 31, 2006) on June 30, 2006. Borrowings under the NOK Term Loan are collateralized by mortgages on two of our North Sea class vessels. As of March 31, 2006, the outstanding balance on the NOK Term Loan was NOK 120.0 million ($18.3 million).

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

NOK Revolver

We entered into the NOK Revolver in June 1998. In April 2002, we amended the NOK 650.0 million ($99.3 million at March 31, 2006) credit facility by increasing the capacity to NOK 800.0 million ($122.2 million at March 31, 2006) and revising reductions to the facility amount to provide for NOK 40.0 million ($6.1 million at March 31, 2006) reductions every six months starting in March 2003. The NOK Revolver provides for a final reduction of NOK 280.0 million ($42.8 million at March 31, 2006) on September of 2009. Amounts borrowed under the NOK Revolver bear interest at NIBOR plus 2.0% (4.6% at March 31, 2006). At March 31, 2006, we had NOK 50.0 million ($7.6 million) outstanding under this facility.

The NOK Revolver is collateralized by mortgages on 11 North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. In connection with the sale of two PSV vessels in 2005, we reduced the availability of the NOK Revolver by NOK 20 million ($3.1 million) on May 12, 2005. We are currently in compliance with the financial covenants in the NOK Revolver.

Our Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At March 31, 2006, we had approximately $61.5 million in cash and $8.3 million in restricted cash. In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 560 million ($85.5 million) of which NOK 50 million ($7.6 million) was outstanding as of March 31, 2006. However, due to liquidity and other restrictions, we had NOK 444 million ($67.8 million) of remaining available capacity under the NOK Revolver at March 31, 2006. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. The NOK Revolver availability reduces by NOK 40 million ($6.1 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.

Although we do not expect to repatriate cash from our Norwegian subsidiary in 2006, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway in the future. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of March 31, 2006, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital, which is anticipated to be completed in 2006, depends on a number of factors, including:

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

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK Revolver as a current liability in the March 31, 2006 and December 31, 2005 consolidated balance sheets. For future cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 50 million ($7.6 million) and NOK 110 million ($16.8 million) outstanding under this facility as of March 31, 2006 and December 31, 2005, respectively. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility

The following financial information and discussion reflects the Predecessor and Successor Companies’ actual combined statements of cash flows for the quarter ended March 31, 2006 compared to the same period ended 2005 (in thousands). The combined results for the quarter March 31, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ cash flow for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following cash flow line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Net income (loss),
•	Depreciation and amortization,
•	Amortization of non-cash deferred revenue,
•	Deferred marine inspection costs, and
•	Stock based compensation.

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from	Non-GAAP Combined
	Three months	March 15, 2005	|	January 1, 2005	results for the
	ended	through	|	through	quarter ended
	March 31, 2006	March 31, 2005	|	March 14, 2005	March 31, 2005
Net income (loss)	$12,378	$106	|	$(61,361)	$(61,255)
Adjustments to reconcile net income (loss) to net cash			|
provided by (used in) operating activities:			|
Depreciation and amortization	6,136	1,155	|	8,808	9,963
Amortization of deferred revenues (see Note 4)	(1,269)	(599	)|	-	(599)
Deferred marine inspection costs	-	-	|	(1,277)	(1,277)
Deferred income taxes	6,475	293	|	1,397	1,690
Gain on debt discharge	-	-	|	(166,459)	(166,459)
Fresh start adjustments	-	-	|	219,008	219,008
Loss (gain) on sales of assets	(767)	-	|	2	2
Provision for doubtful accounts	150	10	|	40	50
Stock compensation expense	293	1,160	|	9	1,169
Change in operating assets and liabilities:			|
Accounts receivable	(3,243)	1,312	|	2,404	3,716
Prepaid expenses and other current assets	(553)	95	|	(630)	(535)
Accounts payable and accrued expenses	396	(2,743	)|	7,676	4,933
Other, net	(258)	714	|	(449)	265
Net cash provided by (used in) operating activities	19,738	1,503	|	9,168	10,671
			|
Cash flows from investing activities:			|
Purchases of property and equipment	(1,023)	(43	)|	(947)	(990)
Proceeds from sales of assets	1,289	-	|	-	-
Increase in restricted cash	(491)	(501	)|	508	7
Other, net	-	235	|	(211)	24
Net cash used in investing activities	(225)	(309	)|	(650)	(959)
			|
Cash flows from financing activities:			|
Net proceeds from issuance of common stock	117	733	|	-	733
Proceeds from issuance of debt	-	54,550	|	54,550	109,100
Repayment of debt	(9,621)	(59,355	)|	(56,771)	(116,126)
Deferred financing costs and other	-	-	|	(375)	(375)
Net cash used in financing activities	(9,504)	(4,072	)|	(2,596)	(6,668)
			|
Effect of exchange rate changes on cash and cash equivalents	231	(369	)|	62	(307)
			|
Net (decrease) increase in cash and cash equivalents	10,240	(3,247	)|	5,984	2,737
Cash and cash equivalents at beginning of period	51,218	19,154	|	13,170	13,170
Cash and cash equivalents at end of period	$61,458	$15,907	|	$19,154	$15,907

During the first quarter of 2006, $19.7 million in funds was provided by operating activities compared to $10.7 million provided by operating actives in the first quarter of 2005. Operating cash flows increased by $9.1 million, primarily due to a $73.6 million reduction in net loss primarily due to increased day rates and utilization, offset by changes in working capital. The working capital changes primarily relate to increased accounts receivable from revenue increases and timing differences in accounts payable and accrued expenses.

In the first three months of 2006, $0.2 million was used by investing activities, compared to $1.0 million used in investing activities in the first three months of 2005. The difference is primarily due to the $1.3 million provided from the sale of the two crew boats in the first quarter of 2006.

Cash used in financing activities was $9.5 million in the first three months of 2006 compared to $6.7 million used by financing activities in the first three months of 2005. The increase in cash used by financing activities can be attributed to repayments of our NOK Revolver in the first quarter of 2006. In 2005, we refinanced the $54.6 million outstanding balance under the 2004 Term Loan with the DIP Credit Facility on January 19, 2005 and later refinanced the DIP Credit Facility with the U.S. Credit Facility on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million.

The following table summarizes our contractual commitments as of March 31, 2006 for the periods ending (in thousands):

Description	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	Thereafter	Total
Debt (1)	$ 20,215	$ 1,258	$ 1,258	$ 8,896	$ 1,258	$ 1,258	$ 3,143	$37,286
Interest on fixed rate debt (2)	640	544	467	391	314	237	256	2,849
Interest on variable rate debt (3)	479	354	354	266	-	-	-	1,453
Construction contracts	5,099	20,397	-	-	-	-	-	25,496
Operating leases	1,108	1,462	1,394	1,390	1,380	1,342	1,832	9,908
Pension obligations	908	646	679	712	748	785	824	5,302
Total	28,449	24,661	4,152	11,655	3,700	3,622	6,054	82,293

(1) Excludes fresh-start debt premium. We consider the NOK Revolver to be a long-term source of funds since advances can be refinanced until the facility reduces over time, concluding in September 2009; therefore, the above table shows the NOK Revolver being repaid in its final year of maturity in September of 2009.
(2) Calculated at the rate applicable at March 31, 2006. Although the NOK Revolver is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until full its maturity of 2009.

We have issued standby letters of credit totaling $7.5 million as of March 31, 2006. As a result of the provisions within the letter of credit agreements and the retirement of the Bank Credit Facility, we posted the entire balance of standby letters of credit plus 5% ($7.9 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($25.5 million as of March 31, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery. The following table sets forth adjustments to the purchase price with respect to delivery of the vessel:

Delivery Date - 11/30/2007	Adjustments to the Purchase Price
1st - 15th day after Delivery Date	No reduction in Purchase Price
16th - 45th day after Delivery Date	NOK 20,000 per day reduction in Purchase Price
46th - 180th day after Delivery Date	NOK 25,000 per day reduction in Purchase Price
Earlier than Delivery Date	NOK 20,000 increase in Purchase Price for every day Vessel is delivered earlier than Delivery Date

As part of the contract, we will have the option to purchase a second vessel at a later date. We plan to fund the construction of the vessel from cash and cash flows from operations.

We do not have any other planned capital expenditures other than approximately $2.0 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2006. In addition, we anticipate spending approximately $9.0 million to fund upcoming vessel marine inspections during the remainder of 2006. Marine inspection costs are included in operating expenses in all periods after our Reorganization.

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

We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our condensed consolidated financial statements. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe the following represent our critical accounting policies.

•	Financial reporting by entities in reorganization.

•	Revenue recognition.

•	Accounting for long-lived assets.

•	Impairment of long-lived assets other than goodwill.

•	Restricted cash.

•	Losses on insured claims.

•	Deferred tax valuation allowance.

•	Marine inspection costs.

•	Equity-based compensation.

New Accounting Standards:

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

•	Operating internationally poses uncertain hazards that increase our operating expenses.

•	As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and any violation of this act may affect our business and operations adversely.

•	Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.

•	Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.

•	Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.

•	Our U.S. employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

•	The loss of a key customer could have an adverse impact on our financial results.

•	We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

•	The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.

•	The loss of crewmembers without replacements in a timely manner may reduce operational efficiency and negatively impact our results of operations.

•	Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.

•	The removal or reduction of the partial reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

•	Upon completion of hurricane related repair and construction activity in the Gulf of Mexico, demand for our vessels and services could decrease.

Risks Relating to our Industry

•
We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

•	If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.

Risks Relating to our Capital Structure

•
Our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling activity. If we are unable to stabilize our cash flow during depressed markets, we may not be able to meet our obligations under credit facilities and we may not be able to secure financing or have sufficient capital to support our operations.

•	We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our operational flexibility.

•	We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.

•	Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events which could have an adverse impact on our financial position.

•	Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

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

Risks Relating to the Ownership of our Common Stock

•	Our charter documents include provisions limiting the rights of foreign owners of our capital stock.

•	Some anti-takeover provisions contained in our charter could hinder a takeover attempt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk during the first three months of 2006. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2005 Annual Report on Form 10-K in conjunction with the information contained in this Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313-smb seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberates on the plaintiffs’ request for reconsideration. We believe that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number
10.1	Shipbuilding Contract 2000, Trico Shipping AS, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 6, 2006).
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_________________

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2006