Form 10-Q
period 2006-06-30
TRICO MARINE SERVICES INC
filed 2006-08-08
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 4, 2006 was 14,735,795.

i

i

TRICO MARINE SERVICES, INC
REPORT FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of June 30, 2006 and December 31, 2005
(Dollars in thousands, except share and per share amounts)

	(Unaudited)
`	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$88,940	$51,218
Restricted cash	535	570
Accounts receivable, net	49,668	42,986
Prepaid expenses and other current assets	4,177	3,484
Assets held for sale	5,127	5,853
Total current assets	148,447	104,111

Property and equipment:
Land and buildings	1,906	1,844
Marine vessels	257,222	241,360
Construction-in-progress	5,561	235
Transportation and other	2,074	1,566
	266,763	245,005
Less accumulated depreciation and amortization	32,854	19,359
Net property and equipment	233,909	225,646

Restricted cash - noncurrent	11,623	7,253
Other assets	8,168	7,212
Total assets	$402,147	$344,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term and current maturities of debt	$22,777	$36,610
Accounts payable	7,358	6,295
Accrued expenses	11,159	10,715
Accrued insurance reserve	3,008	3,426
Accrued interest	133	288
Income taxes payable	1,191	518
Total current liabilities	45,626	57,852

Long-term debt, including premiums	9,265	9,928
Deferred income taxes	54,497	46,055
Deferred revenues on unfavorable contracts (see Note 4)	3,155	5,379
Other liabilities	3,043	2,576
Total liabilities	115,586	121,790

Commitments and contingencies	-	-
Non-controlling Interest	17,295	-

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, 14,736,795 and 14,638,103
shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	147	146
Warrants - Series A	1,649	1,649
Warrants - Series B	634	634
Additional paid-in capital	221,972	208,143
Retained earnings	44,617	20,100
Cumulative foreign currency translation adjustment	247	(8,240)
Total stockholders' equity	269,266	222,432

Total liabilities and stockholders' equity	$402,147	$344,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three months	Three months
	ended	ended
	June 30, 2006	June 30, 2005
Revenues:
Charter hire	$59,897	$39,945
Amortization of non-cash deferred revenues (See Note 4)	1,313	3,168
Other vessel income	246	44
Total revenues	61,456	43,157

Operating expenses:
Direct vessel operating expenses and other	29,019	22,959
General and administrative	6,717	5,062
Depreciation and amortization expense	6,426	6,360
Insurance recovery from a loss on assets held for sale	(605)	-
Gain on sales of assets	(350)	(278)
Total operating expenses	41,207	34,103

Operating income	20,249	9,054

Interest expense	(403)	(2,186)
Amortization of deferred financing costs	(46)	(94)
Other income (loss) , net	426	(165)
Income before income taxes	20,226	6,609

Income tax expense	8,087	3,044

Net income	$12,139	$3,565

Basic income per common share:
Net income	$0.83	$0.35
Average common shares outstanding	14,600,247	10,224,348

Diluted income per common share:
Net income	$0.80	$0.34
Average common shares outstanding	15,170,537	10,438,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

			|	Predecessor
	Successor Company		|	Company
		Period from	|	Period from
	Six months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	June 30, 2006	June 30, 2005	|	March 14, 2005
Revenues:			|
Charter hire	$110,379	$47,475	|	$29,869
Amortization of non-cash deferred revenues (See Note 4)	2,582	3,837	|	-
Other vessel income	327	55	|	17
Total revenues	113,288	51,367	|	29,886
			|
Operating expenses:			|
Direct vessel operating expenses and other	50,221	26,962	|	16,217
General and administrative	12,459	7,021	|	4,030
Amortization of marine inspection costs	-	-	|	2,055
Depreciation and amortization expense	12,528	7,497	|	6,703
Insurance recovery from a loss on assets held for sale	(605)	-	|	-
(Gain) loss on sales of assets	(1,117)	(278	)|	2
Total operating expenses	73,486	41,202	|	29,007
			|
Operating income	39,802	10,165	|	879
			|
Reorganization costs	-	-	|	(6,659)
Gain on debt discharge	-	-	|	166,459
Fresh-start adjustments	-	-	|	(219,008)
Interest expense	(884)	(2,680	)|	(1,940)
Amortization of deferred financing costs	(96)	(112	)|	(50)
Other income (loss), net	659	(10	)|	5
Income (loss) before income taxes	39,481	7,363	|	(60,314)
			|
Income tax expense	14,964	3,692	|	1,047
			|
Net income (loss)	$24,517	$3,671	|	$(61,361)
			|
			|
Basic income (loss) per common share:			|
Net income (loss)	$1.68	$0.36	|	$(1.66)
Average common shares outstanding	14,588,546	10,203,623	|	36,908,505
			|
Diluted income (loss) per common share:			|
Net income (loss)	$1.62	$0.35	|	$(1.66)
Average common shares outstanding	15,113,672	10,390,611	|	36,908,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

			|	Predecessor
	Successor Company		|	Company
		Period from	|	Period from
	Six months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	June 30, 2006	June 30, 2005	|	March 14, 2005
Net income (loss)	$24,517	$3,671	|	$(61,361)
Adjustments to reconcile net income (loss) to net cash			|
provided by (used in) operating activities:			|
Depreciation and amortization	12,590	7,592	|	8,808
Amortization of non-cash deferred revenues (see Note 4)	(2,582)	(3,837	)|	-
Deferred marine inspection costs	-	-	|	(1,277)
Deferred income taxes	13,319	3,258	|	1,397
Gain on debt discharge	-	-	|	(166,459)
Fresh start adjustments	-	-	|	219,008
Loss (gain) on sales of assets	(1,117)	(278	)|	2
Provision for doubtful accounts	1,094	40	|	40
Stock based compensation	1,123	1,553	|	9
Change in operating assets and liabilities:			|
Accounts receivable	(6,528)	(7,100	)|	2,404
Prepaid expenses and other current assets	(574)	(1,087	)|	(630)
Accounts payable and accrued expenses	931	(4,167	)|	7,676
Other, net	(475)	298	|	(449)
Net cash provided by (used in) operating activities	42,298	(57	)|	9,168
			|
Cash flows from investing activities:			|
Purchases of property and equipment	(7,294)	(686	)|	(947)
Proceeds from sales of assets	2,138	1,552	|	-
Increase in restricted cash	(4,272)	(965	)|	508
Other, net	-	(26	)|	(211)
Net cash used in investing activities	(9,428)	(125	)|	(650)
			|
Cash flows from financing activities:			|
Net proceeds from issuance of common stock	168	1,788	|	-
Proceeds from issuance of debt	15,878	59,550	|	54,550
Repayment of debt	(32,627)	(69,013	)|	(56,771)
Contribution from non-controlling interest	20,910	-	|	-
Deferred financing costs and other	-	-	|	(375)
Net cash provided (used in) financing activities	4,329	(7,675	)|	(2,596)
			|
Effect of exchange rate changes on cash and cash equivalents	523	(459	)|	62
			|
Net increase (decrease) in cash and cash equivalents	37,722	(8,316	)|	5,984
Cash and cash equivalents at beginning of period	51,218	19,154	|	13,170
Cash and cash equivalents at end of period	$88,940	$10,838	|	$19,154
			|
Supplemental cash flow information:			|
Income taxes paid	$681	$71	|	$72
Interest paid	$1,141	$3,435	|	$1,265
Operating cash payments from reorganization items	$-	$4,290	|	$1,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
for the six months ended June 30, 2006
(Unaudited)
(Dollars in thousands, except share amounts)
									Cumulative
									Foreign
							Additional		Currency	Total
	Common Stock		Warrants - Series A		Warrants - Series B		Paid-In	Retained	Translation	Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Earnings	Adjustment	Equity

Balance, December 31, 2005	14,638,103	$146	496,579	$1,649	497,438	$634	$208,143	$20,100	$(8,240)	$222,432

Stock based compensation	98,485	1	-	-	-	-	1,285	-	-	1,286
Exercise of warrants for common stock	207	-	(74)	-	(133)	-	5	-	-	5
Tax benefit from the utilization of fresh-start NOL	-	-	-	-	-		8,924	-	-	8,924
Gain recognition on the sale of interest in EMSL	-	-	-	-	-	-	3,615	-	-	3,615
Comprehensive Income:
Gain on foreign currency translation	-	-	-	-	-	-	-	-	8,487	8,487
Net income	-	-	-	-	-	-	-	24,517	-	24,517
Comprehensive income:										33,004

Balance, June 30, 2006	14,736,795	$147	496,505	$1,649	497,305	$634	$221,972	$44,617	$247	$269,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1. Interim financial statement presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the period from January 1, 2005 through March 14, 2005 are prior to fresh-start accounting as described below and are therefore not comparable to the results of subsequent periods. The results of operations for the first and second quarters of 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In accordance with SOP 90-7, the Company adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.  References to the “Successor Company” in the unaudited condensed consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. For further information on fresh-start accounting, see Note 3.

2.	Voluntary Reorganization under Chapter 11

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

As outlined in the table below, in applying fresh-start accounting, the Company recorded adjustments to reflect the fair value of assets and liabilities, on a net basis, and to write-off the Predecessor Company’s equity accounts. In addition, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced its non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million. The restructuring of the Company’s capital structure and discharge of the Senior Notes and related accrued interest resulted in a gain of $166.5 million. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Gain on debt discharge,” respectively, in the unaudited condensed consolidated statement of operations.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $1.1 million of compensation expense related to the adoption of SFAS No. 123R during the period from March 15, 2005 to June 30, 2005 and $1.1 million for the six months ended June 30, 2006. For further information on equity-based compensation, see Note 9.

The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company now expenses marine inspection costs in the period incurred rather than deferring and amortizing the costs over the period between marine inspections. Had this change in accounting method been followed in previous periods, it would have had the following effect on net loss and earnings per share for the periods indicated (in thousands, expect per share data):

Period from
January 1, 2005
through
March 14, 2005

Net loss	$(61,361)
Add: Amortization of marine inspection costs
included in reported net loss	2,055

Deduct: Expenditures for marine inspection costs determined
under the "expense as incurred" method	(1,277)
Pro forma net loss	$(60,583)
Net loss per common share:
Basic and Diluted - as reported	$(1.66)
Basic and Diluted - pro forma	$(1.64)

Also, during fresh-start accounting, the Company’s long-lived assets were adjusted to fair market value and reduced by the amount of negative goodwill implied in the reorganization. New book values were determined for the Successors Company’s long-lived assets. On the Exit Date, the Company revised the useful lives of its long-lived assets to represent the estimated remaining useful lives at that date. Below is a table illustrating the depreciable lives for the Predecessor Company and the Successor Company:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
|
	Predecessor	|	Successor
	Company	|	Company
Buildings and improvements	15-40 years	|	7-33 years
Marine vessels	15-30 years	|	3-27 years
Transportation and other	5-10 years	|	1-9 years

4.	Deferred revenue on unfavorable contracts:

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues, operating income, and net income during future periods, particularly the remainder of 2006. During the three months ended June 30, 2006 and June 30, 2005, the Company recorded approximately NOK 8.2 million ($1.3 million) and NOK 20.7 million ($3.2 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. During the six months ended June 30, 2006 and the period from March 15, 2005 to June 30, 2005, the Company recorded approximately NOK 16.6 million ($2.6 million) and NOK 24.4 million ($3.8 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. The remaining liability of NOK 12.5 million ($3.2 million) is included in “deferred revenues on unfavorable contracts” in the condensed consolidated balance sheet at June 30, 2006.

Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
6 months ending December 31, 2006	$1,778
Year ending December 31, 2007	854
Year ending December 31, 2008	314
Year ending December 31, 2009	145
Thereafter	64
$3,155

5.	Partial reimbursement of labor costs by the Norwegian government:

Beginning in July 2003, the Norwegian government began partially reimbursing North Sea labor costs associated with the operations of our vessels. For the three months ended June 30, 2006 and 2005 reimbursements totaled $1.3 million and $1.2 million, respectively. For the six months ended June 30, 2006, the period from March 15, 2005 through June 30, 2005 and the period from January 1, 2005 through March 14, 2005, these reimbursements totaled $2.8 million, $1.4 million and $1.4 million, respectively. The Norwegian government annually reviews the partial reimbursement of labor costs.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

6.	Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,505 Series A Warrants and 497,305 Series B Warrants remain outstanding as of June 30, 2006. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	$-	$-
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%

Summary of Series A Warrants and Series B Warrants exercised during the three months ended June 30, 2006 and 2005 is presented below.

	Three months ended
	June 30, 2006	June 30, 2005
Series A	37	2,568
Series B	15	1,891

Summary of Series A Warrants and Series B Warrants exercised during the six months ended June 30, 2006 and the period from March 15, 2005 through June 30, 2005 is presented below.

		Period from
	Six Months	March 15, 2005
	Ended	through
	June 30, 2006	June 30, 2005
Series A	74	2,568
Series B	133	1,891

7.	Assets held for sale and sales of vessels:

At June 30, 2006 assets held for sale included one crew boat and our SWATH crew boat.

In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for operating or investing needs, the Company initiated the process to actively market five of its Gulf of Mexico cold-stacked supply vessels for sale. The Company sold three vessels during the fourth quarter of 2005 for total net proceeds of $2.5 million. In April 2006, the Company sold an additional cold-stacked vessel for net proceeds of approximately $0.8 million. After careful analysis, management decided to transfer the remaining cold-stacked vessel from held for sale and begin to destack the vessel for future use. The Company did not impair the cold-stacked vessel when transferred to held for sale, nor did the Company make any subsequent impairments.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The Company had three crew boats under charter with a customer in Mexico, each of which had a purchase option at the conclusion of its respective charter at fair market value. Two of the crew boats charters concluded in March 2006, and the customer exercised its purchase option with the Company at the agreed upon price of $0.6 million per vessel, which resulted in a gain of $0.7 million during the period. In the first quarter of 2006, the remaining crew boat was transferred to assets held for sale as the customer exercised the purchase option in March 2006. The Company expects the sale of the crew boat to be completed during the third quarter of 2006.

In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. For assets held for sale, impairment charges are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. Based on the estimated selling price less transaction costs or commissions, the Company recorded an impairment charge of approximately $2.2 million on the vessel during the fourth quarter of 2005. The Company is currently pursuing offers from several potential buyers.

8.	Earnings per share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ending June 30, 2006 and 2005, (in thousands, except share and per share data).

	Three months	Three months
	ended	ended
	June 30, 2006	June 30, 2005

Net income available to common shares (numerator)	$12,139	$3,565

Weighted-average common shares outstanding (denominator)	14,600,247	10,224,348

Basic EPS	$0.83	$0.35

Net income available to common shares (numerator)	$12,139	$3,565

Weighted-average common shares outstanding (denominator)	14,600,247	10,224,348
Effect of dilutive securities	570,290	214,311
Adjusted weighted-average shares	15,170,537	10,438,659

Diluted EPS	$0.80	$0.34

For the three months ended June 30, 2006, options to purchase 49,500 shares of common stock at prices ranging from $27.13 and $33.75 were excluded from the computation of diluted earnings per share because the proceeds from exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive. For the three month period ended June 30, 2005, 499,429 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period, (in thousands, except share and per share data).

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

			|	Predecessor
	Successor Company		|	Company
		Period from	|	Period from
	Six months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	June 30, 2006	June 30, 2005	|	March 14, 2005
			|
Net income (loss) available to common shares (numerator)	$24,517	$3,671	|	$(61,361)
			|
Weighted-average common shares outstanding (denominator)	14,588,546	10,203,623	|	36,908,505
			|
Basic EPS	$1.68	$0.36	|	$(1.66)
			|
Net income (loss) available to common shares (numerator)	$24,517	$3,671	|	$(61,361)
			|
Weighted-average common shares outstanding (denominator)	14,588,546	10,203,623	|	36,908,505
Effect of dilutive securities	525,126	186,988	|	-
Adjusted weighted-average shares	15,113,672	10,390,611	|	36,908,505
			|
Diluted EPS	$1.62	$0.35	|	$(1.66)

For the six months ended June 30, 2006, options to purchase 49,500 shares of common stock at prices ranging from $27.13 and $33.75 per share were excluded from the computation of diluted earnings per share because the proceeds from exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive. For the period from March 15, 2005 to June 30, 2005, 998,858 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise prices of $25.00 and $18.75, respectively, were greater than the average market price of common shares for that period. For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.

9.	Equity-based compensation:

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Please refer to the Company’s December 31, 2005 Annual Report on Form 10-K for a description of the plan.

During the three and six months ended June 30, 2006, pursuant to the terms and conditions of the 2004 Plan, the Company granted 25,000 and 84,650 shares of restricted stock, respectively. The table below lists the shares and recipients of the restricted stock grants for the first six months of 2006:

	Restricted Stock Grants
	March 2006 (1)	April 2006 (2)	June 2006 (1)	Total

Officers	37,100	-	9,000	46,100
Employees	22,550	-	2,000	24,550
Non-Executive Chairman of the Board	-	4,000	-	4,000
Non-Employee Directors	-	10,000	-	10,000
	59,650	14,000	11,000	84,650

(1) The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.
(2) The forfeiture restrictions relating to the restricted stock lapsed one month after date of grant.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In connection with the annual incentive plan, the Company issued stock options to purchase 49,500 shares of the Company’s common stock. The table below lists the shares and recipients of the stock options granted for the first six months of 2006:

	Stock Options Issued
	Grant	Exercise	Shares
	Date	Price	Issued (1)
Officers	March 2006	$27.13	37,100
Employees	March 2006	$27.13	3,400
Officers	June 2006	$33.75	9,000

(1) The forfeiture restrictions relating to the shares of stock options issued vest ratably over three years beginning at the date of grant.

As of June 30, 2006 and 2005, the Company had approximately $2.9 million and less than $0.1 million respectively, in unrecognized compensation related to restricted stock grants, classified in additional paid-in-capital on the condensed consolidated balance sheet. The amortization expense for the unrecognized compensation for the three months ended June 30, 2006 and 2005 is approximately $0.8 million and $0.3 million, respectively. The amortization expense for the unrecognized compensation for the six months ended June 30, 2006, the period from March 15, 2005 through June 30, 2005 and the period from January 1, 2005 through March 14, 2005 is approximately $0.9 million, $0.4 million, and zero, respectively. No net tax benefits were recorded for the grants since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to amortize the unrecognized compensation over the next three years related to restricted stock not yet vested as of June 30, 2006.

During the three months ended June 30, 2006 and 2005, the Company recognized approximately $0.1 million each period in compensation costs related to stock option grants under the 2004 Plan. During the six months ended June 30, 2006, the period from March 15, 2005 through June 30, 2005 and the period from January 1, 2005 through March 14, 2005, the Company recognized approximately $0.3 million, $1.1 million, and zero respectively, in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.4 million in compensation expense over the next 2 ½ years related to options that are outstanding but not yet vested as of June 30, 2006.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The estimated weighted average fair value of options granted during 2006 and 2005 was $10.77 and $5.06 per share, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

	June 30, 2006	June 30, 2005
Expected annual dividends	$-	$-
Risk free interest rate	4.63%	4.12%
Expected term (in years)	5	5
Volatility (1)	36.54%	46.70%

(1) The volatility assumption is based on the average volatility of a peer group.

A summary of the changes to the Company’s stock options during the six months ended June 30, 2006 is presented below:

	Six Months Ended
	June 30, 2006
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices

Outstanding at December 31, 2005	355,738	$11.00
Granted	49,500	$28.33
Exercised	(14,835)	$11.00
Expired/Forfeited	(4,501)	$11.00
Outstanding at June 30, 2006	385,902	$13.22
Exercisable at June 30, 2006	116,404	$11.00

During 2006, options to purchase 14,835 shares of its new common stock with exercise prices of $11.00 per share and an aggregate intrinsic value of $0.3 million were exercised. The Company received $0.2 million related to these exercises.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
Range of	Outstanding	Remaining	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	at 6/30/06	Contract Life	Price	($000)	at 6/30/06	Price	($000)

$11.00	336,402	6.0	$11.00	$7,737	116,404	$11.00	$2,677

$27.13	40,500	7.0	$27.13	$278	-	$27.13	$-

$33.75	9,000	7.0	$33.75	$2	-	$33.75	$-

	385,902	5.8	$13.22	$8,017	116,404	$11.00	$2,677

A summary of the changes to the Company’s restricted stock during the six months ended June 30, 2006 is presented below:

	Six Months Ended
	June 30, 2006
	Number of	Weighted
	Shares	Average	Weighted
	Underlying	Stock Price	Average
	Shares	at Date of Grant	Life

Outstanding at December 31, 2005	65,000	$23.71	3.4
Granted	84,650	$29.01	2.1
Vested	(15,700)	$31.77	-
Outstanding at June 30, 2006	133,950	$25.35	2.5

10.	Taxes:

The Company’s income tax for the three months ended June 30, 2006 and 2005 is comprised of income tax expenses of $8.1 million and $3.0 million, respectively. The Company’s income tax expense for the six months ended June 30, 2006, and the period from March 15, 2005 and June 30, 2005 and the period from January 1, 2005 through March 14, 2005, is $15.0 million, $3.7 million and $1.0 million, respectively. The income tax expense or benefit from each period is primarily associated with the Company’s Norwegian and U.S. operations. The Company’s June 30, 2006 effective tax rate of 38% differs slightly from the statutory rate primarily due to state and foreign taxes. In accordance with SOP 90-7 related to fresh-start accounting, the Company is providing no tax benefit from the utilization of pre-reorganization net operating loss (“NOL”) carryforwards for which a valuation allowance had previously been established. The Company’s June 30, 2005 effective rate varied from the statutory rate primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. However, if there is another ownership change within a two year period beginning with the emergence from bankruptcy, the Company loses all of the NOLs carried forward from pre-bankruptcy. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company has based its tax provision on the assumption that the annual limitation will not apply. Based upon present estimates of taxable income for the year, there would be an increase of approximately $10.3 million in current income taxes payable as of June 30, 2006 if the annual limitation applies. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of June 30, 2006.

A valuation allowance was provided against the Company's U.S. net deferred tax asset as of the reorganization date. To date, the Company has released $9.3 million of the valuation allowance from the pre-confirmation of deferred tax assets, which has increased the Company’s additional paid-in capital account.  If the net deferred tax asset is used to offset taxable income in the future, the reduction in the valuation allowance will be recorded as noted above and the utilization of the deferred tax asset will be reflected as an increase to deferred income tax expense.

On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($11.6 million at June 30, 2006). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.

During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.2 million at June 30, 2006). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during February 2006. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

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

The Company’s debt consists of the following at June 30, 2006 and December 31, 2005 (in thousands):

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

	June 30, 2006	December 31, 2005

NOK Revolver, bearing interest at NIBOR (Norwegian Interbank
Offered Rate) plus a margin (weighted average interest rate of 5.0%
at June 30, 2006) and collateralized by certain marine vessels. This facility's current availability reduces in 13 semi-annual installments of NOK
40 million ($6.4 million) beginning March 2003 with balance of the
commitment expiring September 2009.	$20,894	$16,310
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin (5.0% at June 30, 2006), collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.2 million) with the balance of the commitment
expiring June 2006.	-	17,792
6.11% Notes, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels.	10,061	10,690
6.08% Notes, bearing interest at 6.08%, principal and interest due in
16 semi-annual installments, maturing September 2006, collateralized
by a marine vessel.	625	1,250
Fresh-start debt premium	462	496
	32,042	46,538
Less current maturities	22,777	36,610
Long-term debt	$9,265	$9,928

Maturities on debt during the six month period ending December 31, 2006, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
6 Months ending December 31, 2006	$22,148
12 months ending December 31, 2007	1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
Thereafter	3,142
$31,580
Fresh-start debt premium (1)	462
$32,042

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

On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($24.1 million at June 30, 2006). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0% (5.0% at June 30, 2006). The NOK Term Loan is required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.2 million), with the first payment having occurred on September 30, 2004, and a final payment of NOK 112.5 million ($18.1 million) on June 30, 2006. The Company paid the final payment of NOK 112.5 million ($18.1 million) on June 30, 2006.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

In April 2002, the Company amended the NOK 650 million ($104.5 million) NOK Revolver by increasing the capacity to NOK 800 million ($128.6 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.4 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($45.0 million) balloon payment in September of 2009. The amended credit facility is collateralized by mortgages on 11 North Sea class vessels. The amended bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. In connection with the sale of two PSV vessels described in 2005, with the consent of its lenders under its U.S. Credit Facility, the Company reduced the availability of the NOK Revolver by NOK 20 million ($3.2 million) on May 12, 2005. The Company further reduced the availability of the NOK Revolver by NOK 34 million ($5.5 million) on June 30, 2006 when it sold two AHTS vessels and two PSV vessels its minority owned consolidated subsidiary, Eastern Marine Services Limited or (“EMSL”). At June 30, 2006, the Company had NOK 130 million ($20.9 million) outstanding under this facility.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), to finance the construction of the SWATH crew boat, of which $0.6 million is outstanding at June 30, 2006. The Company will be required to repay the outstanding portion of the 6.08% notes if the SWATH crew boat, which is currently held for sale, is sold. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), two finance the construction of two supply vessels, of which $10.1 million is outstanding at June 30, 2006. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s condensed consolidated financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on three vessels.

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

The Company made funding contributions as follows for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended
	June 30, 2006	June 30, 2005

Norwegian Pension Plan	$262	$206
United Kingdom Defined Benefit Plan	65	119
Total Contributions	$327	$325

The Company made funding contributions as follows for the six months ended June 30, 2006, the period from March 14, 2005 through June 30, 2005 and the period from January 1, 2005 through March 14, 2005 (in thousands):

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from
	Six months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	June 30, 2006	June 30, 2005	|	March 14, 2005
Norwegian Pension Plan	$423	$206	|	$188
United Kingdom Defined Benefit Plan	103	119	|	127
Total Contributions	$526	$325	|	$315

The remainder of 2006 estimated funding contributions for the Norwegian Pension Plan and the United Kingdom Defined Benefits are approximately $0.9 million and $0.1 million, respectively.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Components of net periodic benefit cost are as follows for the three months ended June 30, 2006 and 2005 (in thousands):

	Three months ended
	June 30, 2006	June 30, 2005

Service cost	$259	$95
Interest cost	40	33
Return on plan assets	(69)	(55)
Social security contributions	15	15
Recognized net actuarial loss	3	2
Net periodic benefit cost	$248	$90

Components of net periodic benefit cost are as follows for the six months ended June 30, 2006, the period from March 15, 2005 through June 30, 2005 and the period from January 1, 2005 through March 14, 2005 (in thousands):

	Successor		|	Predecessor
	Company		|	Company
		Period from	|	Period from
	Six months	March 15, 2005	|	January 1, 2005
	ended	through	|	through
	June 30, 2006	June 30, 2005	|	March 14, 2005
			|
			|
Service cost	$509	$113	|	$76
Interest cost	79	39	|	27
Return on plan assets	(136)	(65	)|	(44)
Social security contributions	29	18	|	12
Recognized net actuarial loss	5	2	|	2
Net periodic benefit cost	$486	$107	|	$73

13.	Contingent litigation:

On December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On July 10, 2006, the Debtors filed an opposition to plaintiff’s motion to amend. The motion will be heard on August 10, 2006.

We believe that plaintiffs' allegations are without merit, and we intend to defend the action vigorously.

14.	Segment and geographic information:

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company. The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2005 Annual Report on Form 10-K for a description of the significant policies) except for purposes of income taxes and intercompany transactions and balances. Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. The Company evaluates performance based on operating income (loss). The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom, and the Other segment includes primarily the Company’s operations in West Africa, Mexico and Brazil, which are currently combined for operating purposes.

During the second quarter of 2005, the Company determined it analyzes its segments based upon operating income (loss) and has presented all periods accordingly. Previously, the Company utilized a measure of net income (loss) in analyzing the results of each segment.

Financial information for the three months ended June 30, 2006 and 2005 by segment is as follows (in thousands):

Three months ended June 30, 2006	U.S.	North Sea		Other	Totals
Revenues from external customers	$26,980	$24,979	(1)	$9,497	$61,456
Intersegment revenues	454	-		-	454
Operating income	12,351	6,872	(1)	1,026	20,249
Segment total assets (at end of period)	236,822	245,549		57,396	539,767

Three months ended June 30, 2005	U.S.	North Sea		Other	Totals
Revenues from external customers	$11,531	$24,786		$7,273	$43,590
Intersegment revenues	-	-		(433)	(433)
Operating (loss) income	(1,828)	10,462		420	9,054
Segment total assets (at end of period)	172,339	206,374		27,222	405,935

(1) Includes amortization of non-cash deferred revenues of $1.3 million and $3.2 million for the three months ended June 30, 2006 and 2005, respectively.

Financial information for the six months ended June 30, 2006, the period ended March 15, 2005 through June 30, 2006 and the period ended January 1, 2005 through March 14, 2005 by segment is as follows (in thousands):

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Six months ended June 30, 2006	U.S.	North Sea		Other	Totals
Revenues from external customers	$51,005	$44,999	(1)	$17,284	$113,288
Intersegment revenues	967	-		-	967
Operating income	22,462	14,316	(1)	3,024	39,802

Period from March 15, 2005 through June 30, 2005	U.S.	North Sea		Other	Totals
Revenues from external customers	$13,310	$30,031	(1)	$8,523	$51,864
Intersegment revenues	-	-		(497)	(497)
Operating (loss) income	(3,872)	13,511	(1)	526	10,165

Predecessor Company

Period from January 1, 2005 through March 14, 2005	U.S.	North Sea		Other	Totals
Revenues from external customers	$8,171	$16,528		$5,187	$29,886
Intersegment revenues	-	-		-	-
Operating (loss) income	(2,996)	4,220		(345)	879

(1) Includes amortization of non-cash deferred revenues of $2.6 million and $3.8 million for the six months ended June 30, 2006 and the period from March 15, 2005 through June 30, 2005, respectively.

A reconciliation of segment data to consolidated data as of June 30, 2006 and 2005 is as follows (in thousands):

	June 30, 2006	June 30, 2005
Total assets for reportable segments	$539,767	$405,935
Elimination of intersegment receivables	(30,055)	(10,083)
Elimination of investment in subsidiaries	(107,565)	(72,112)
Total consolidated assets	$402,147	$323,740

15.	New accounting standards:

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

In July 2006, FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for fiscal years ending after December 15, 2006. This will require the Company to apply the new standard to its 2006 year-end financial statements and recognize the funded status of pension and other postretirement benefit plans of the balance sheet. The Company is currently analyzing the requirements of this standard, but does not anticipate a material impact on the financial statements.

 In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosures for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its results of operations or financial position.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

16.	Commitments:

At March 31, 2006, the Company entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of June 30, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The initial 20% deposit of NOK 33.4 million ($5.4 million as of June 30, 2006) and related capitalized interest of NOK 0.4 million ($0.1 as of June 30, 2006) is currently classified on the condensed consolidated balance sheet as construction-in-progress. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery. The following table sets forth adjustments to the purchase price with respect to delivery of the vessel:

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

As part of the contract, the Company will have the option to purchase a second vessel at a later date. We plan to fund the construction of the vessel from cash and cash flows from operations.

17.	Minority owned consolidated subsidiary:

On June 30, 2006, the Company entered into a long term shareholders agreement with a wholly owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia. As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited ("EMSL") located in Hong Kong. The Company owns a 49% interest in EMSL and COSL owns a 51% interest.

EMSL will be managed pursuant to the terms of its shareholders agreement which provides for equal representation on the board and management. In exchange for its 49% interest in EMSL, the Company agreed to contribute fourteen vessels. Ten of these vessels were contributed in the first closing on June 30, 2006. During the second closing, scheduled to occur in January 2008, the Company will contribute the remaining four supply vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels EMSL paid the Company approximately $17.9 million, $3.5 million of which is held in escrow until the second closing. Of the initial fleet of ten vessels, five Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the Company will bareboat the remaining five vessels from EMSL until the later of December 31, 2007 or the expiry of any then existing contracts for such vessels. Upon the second closing, another two Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the remaining two vessels in EMSL's fleet will be targeted for operations in  Southeast Asia markets. Upon expiry of bareboat arrangements with the Company, those five vessels will also be targeted for operations in Southeast Asia markets by EMSL.

The Company followed the guidance in FASB issued Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities” (“FIN 46R”) and has determined that EMSL should be consolidated by the Company. The focus of FIN 46R is on controlling financial interests that may be achieved through arrangements that do not involve voting interests. FIN 46R concludes that in the absence of clear control through voting interest, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity are the best evidence of control. The entity that holds the majority interest in the variable interest entity is considered the primary beneficiary and is required to consolidate the variable interest entity.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement and the potential to provide subordinated financial support as required per the shareholders agreement to fund, in proportion to the shareholders' respective ownership percentages, project start-up costs associated with the development and establishment of EMSL to the extent they exceed the working capital of EMSL.

The Company contributed marine vessels and other assets to EMSL with a historical book value of $30.9 million because the entities are under common control. COSL contributed $20.9 million, of which $17.9 million was then paid to Trico. The total assets of EMSL totaled $33.9 million. A $3.6 million gain was generated by the Company based on the difference between the cash proceeds of $20.9 million and 51 % of the book value of the EMSL assets. The Company has determined that gain recognition would be inappropriate based on the guidance in SAB Topic 5H and SAB 84 and as a result has recorded the $3.6 million as additional paid-in-capital and decreased the non-controlling interest on the condensed consolidated balance sheet.

The following table shows the impact to the Condensed Consolidated Balance Sheet as of June 30, 2006:

(in thousands)	June 30, 2006

Cash	$17,442
Restricted cash	3,468
Total assets	$20,910

Non-controlling interest	$17,295
Additional paid-in-capital	3,615
Total liabilities and shareholder’s equity	$20,910

As of June 30, 2006, EMSL had approximately $3.0 million in cash available for working capital.

18.	Subsequent Events:

On July 6, 2006, the Company announced the appointment of Robert V. O’Connor as Senior Vice President of Business and Strategic Development. As part of Mr. O’Connor’s employment agreement, he will receive 10,000 shares of restricted stock with forfeiture restrictions that will lapse 100% on the third anniversary of the date of grant; and options to purchase 10,000 shares of the Company’s common stock, vesting ratably over three years beginning on the first anniversary of the date of grant.

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

•	demand for our vessels;
•	customer requirements;
•	our available vessels; and
•	competition.

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

Overall, the size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements, determine our day rates and utilization. In the case of supply vessels and platform supply vessels or (“PSVs”), their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower, dynamic positioning systems, and fire-fighting systems are also important requirements. For crew boats, size and speed are important factors.

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

Management’s Outlook

The oil and gas industry continues to experience strong growth due to increased demand for energy commodities worldwide. We believe the following trends should benefit our operations and have a positive impact on our earnings:

•	sustained higher oil and gas prices, continuing construction and repair activity, driven by the global economic environment;
•	increasing demand from West Africa, Southeast Asia and other emerging markets; and
•	increasing awareness of threats to the reliability of supply in major oil producing nations such as the United States, the Middle East and Nigeria.
•	increasing demand for vessels due to increased activity in areas ancillary to existing markets, including, but not limited to, the Barents Sea

The markets in which we operate have responded to the increase in oil and gas activity, resulting in higher utilization and day rates. We expect international drilling and domestic production and repair activity will continue at a robust pace for 2006, which should continue to enable us to maintain current day rates and productive utilization levels for our vessels.

To facilitate our expansion into emerging markets, we entered into a partnership in Southeast Asia, EMSL, during June 2006. This partnership will lower the cost of entry into this region and leverage the relationships and experience of the leading oilfield services provider in offshore Southeast Asia. We also mobilized two additional vessels during the second quarter of 2006 into West Africa. We believe that these two initiatives will allow us to effectively deploy a portion of our currently operating and stacked vessels into growing regions and strategically reduce our vessel count in more mature markets.

In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels. To capitalize on these long-term growth opportunities, we intend to deploy existing active and stacked vessels as well as new vessels to these regions. During July, we implemented organizational changes to our management structure to help us realize these potential growth opportunities.

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

		Three months ended		Six months ended
	Month of	June 30,		June 30, 2005
	July 2006	2006	2005	2006	2005(4)
Average Day Rates: (1)
PSV/AHTS (North Sea class)	$22,676	$19,245	$16,147	$17,531	$15,956
Supply (Gulf class)	11,779	11,665	5,727	10,940	5,474
Crew/line handling	5,397	5,217	2,208	4,150	2,215

Utilization: (2)(3)
PSV/AHTS (North Sea class)	95%	93%	89%	94%	89%
Supply (Gulf class)	69%	65%	58%	64%	55%
Crew/line handling	85%	88%	89%	87%	90%

Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	17.2	16.0	17.6
Supply (Gulf class)	44.0	44.2	48.0	44.6	48.0
Crew/line handling	8.0	8.0	17.0	9.5	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.
(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.
(3)
Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was ---92%, 87%, 93%, 87% and 90% for the month of July 2006, the three month periods ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively.

(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.

Comparison of day rates and utilization during the three and six months ended June 30, 2006 and 2005

For our North Sea class PSVs and AHTSs, average day rates increased 19% and 10% and utilization increased 4% and 6% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increased average day rates can be attributed to increased demand for North Sea vessels during 2006 caused by shortages in the supply of vessels and increased exploration and production activities worldwide due to more attractive oil and gas prices. The impact of very strong market conditions in the North Sea during 2006 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates increased 104% and 100% and utilization increased 12% and 16% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in both day rates and utilization is a result of the increased demand due to increased drilling activities and construction work, more attractive oil and gas prices and increased work related to repairs from hurricane damage in September of 2005.

For our Crew/line handlers average day rates increased 136% and 87% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Utilization during the three and six month period ended June 30, 2006 remained relatively flat compared to the same periods in 2005. The increased day rates are primarily attributed to the sale of the three crew boats and the transfer of one crew boat to held for sale that were operated under a bareboat agreement. Under a bareboat agreement, the customer receives a significantly reduced day rate, and in return, the customer is responsible for crewing and other provisions for the vessel. In prior periods, day rates for our crew boats and line handler may not be comparable to those of our competitors because three to four of our vessels were under bareboat charter contracts, which significantly reduced the average day rate for the class.

Comparison of the Results for the Quarter Ended June 30, 2006 to the Quarter Ended June 30, 2005

(in thousands)	For the Three Months Ended June 30,
	2006	2005	Variance	% Change
Revenues:
Charter hire	$59,897	$39,945	$19,952	50%
Amortization of non-cash deferred revenues	1,313	3,168	(1,855)	(59)%
Other vessel income	246	44	202	459%
Total revenues	61,456	43,157	18,299	42%

Operating expenses:
Direct vessel operating expenses and other	29,019	22,959	6,060	26%
General and administrative	6,717	5,062	1,655	33%
Depreciation and amortization expense	6,426	6,360	66	1%
Insurance recovery from a loss on assets held for sale	(605)	-	(605)	(100)%
Gain on sales of assets	(350)	(278)	(72)	26%
Total operating expenses	41,207	34,103	7,104	21%

Operating income	20,249	9,054	11,195	124%

Interest expense	(403)	(2,186)	1,783	(82)%
Amortization of deferred financing costs	(46)	(94)	48	(51)%
Other income (loss) , net	426	(165)	591	(358)%
Income before income taxes	20,226	6,609	13,617	206%

Income tax expense	8,087	3,044	5,043	166%

Net income	$12,139	$3,565	$8,574	241%

Charter Hire Revenues. Charter hire revenue increased $20.0 million primarily due to increased day rates and utilization discussed previously above and a weaker U.S. dollar relative to the Norwegian Kroner, which caused a $0.7 million positive impact on revenues.

Amortization of Non-Cash Deferred Revenues. The amortization of non-cash deferred revenue decreased $1.9 million primarily due to a decrease in revenues related to the deemed unfavorable contracts recorded at the Exit Date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct Vessel Operating Expenses. Direct vessel operating expenses increased $6.1 million primarily due to:
•
increased marine inspection costs of $3.5 million due to the timing and mix of regulatory dry docks. During the quarter we completed maintenance and classification work on nine vessels, including five North Sea class vessels. Generally, work on our larger North Sea class vessels is more costly than on our Gulf class vessels, so the impact of mix can be more significant than the number of vessels dry docked. As result of our accounting policy to expense maintenance and classification costs as incurred, the timing of a vessel’s regulatory dry docking and the class of vessels undergoing regulatory dry docking may result in fluctuations in direct vessel operating expenses when compared to prior periods;

•
increased mobilization costs of $1.1 million which includes the related labor expenses, maintenance and repairs expenses and supplies and miscellaneous expenses related to the mobilization of two vessels into West Africa;

•	increased labor costs of $0.8 million as a result of increased utilization and an increase in the average pay rate for our Gulf of Mexico crew members;
•	increased insurance costs of $0.6 million due to our quarterly insurance analysis, which resulted in an adjustment to increase our insurance provision; and
•	a weaker U.S. dollar relative to the Norwegian Kroner resulting in a $0.4 million increase in direct operating expenses.

General and Administrative Expenses. General and administrative expenses increased $1.7 million primarily due to:
•
increased accrued personnel costs of $0.5 million resulting from the adoption of an annual incentive awards plan in the fourth quarter of 2005 and increased salary expense related to new senior management;

•	increased stock compensation expenses of $0.6 million as a result of vesting of restricted stock grants;
•	increased infrastructure costs of $0.2 million in West Africa; and
•	increased professional fees of $0.3 million necessary to consummate the Southeast Asia partnership and to recruit and retain senior management.

Insurance recovery from a loss on assets held for sale. The Company recognized $0.6 million in insurance recoveries as a result of greater than anticipated insurance recoveries on assets that were that were damaged in 2005 and impaired and transferred to held for sale in the fourth quarter of 2005.

Gain on Sale of Assets. The $0.3 million gain on sale of assets during the second quarter of 2006 is primarily due to the sale of a cold stacked supply vessel.

Interest Expense. Interest expense decreased $1.8 million primarily due to the repayment of our U.S. Credit Facility in the fourth quarter of 2005 and a decrease in our average debt outstanding, which was partially offset by higher Norwegian variable interest rates on our Norwegian debt.

Other Income. Other income increased $0.6 million primarily due to increased interest income due to an increase in cash equivalents.

Income Tax Expense. We recorded a consolidated income tax expense in the second quarter of 2006 of $8.1 million, which is primarily related to the income generated by our U.S and Norwegian operations. The Company’s June 30, 2006 effective tax rate of 40% differs slightly from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $8.1 million of income tax expense in the second quarter of 2006 is a $4.8 million tax charge with an offset to additional paid-in-capital from the utilization of fresh-start NOL’s. We recorded income tax expense in the second quarter of 2005 of $3.0 million primarily related to our Norwegian operations. In 2006 and 2005, we recognized a full valuation allowance against our net deferred tax asset.

Comparison of the Results for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the six months ended June 30, 2006 compared to the same period in 2005 (in thousands). The combined results for the six months ended June 30, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Amortization of non-cash deferred revenues;
•	Total revenues;
•	Direct vessel operating expenses and other;
•	General and administrative;
•	Amortization of marine inspection costs;
•	Depreciation and amortization expense;
•	Total operating expenses;
•	Operating income (loss);
•	Income (loss) before income taxes; and
•	Net income (loss).

			|	Predecessor
	Successor Company		|	Company	Non-GAAP
		Period from	|	Period from	Combined
	Six months	March 15, 2005	|	January 1, 2005	Results for the
	ended	through	|	through	Six Months Ended
	June 30, 2006	June 30, 2005	|	March 14, 2005	June 30, 2005	Variance	% Change
Revenues:			|
Charter hire	$110,379	$47,475	|	$29,869	$77,344	$33,035	43%
Amortization of non-cash deferred revenues	2,582	3,837	|	-	3,837	(1,255)	(33)%
Other vessel income	327	55	|	17	72	255	354%
Total revenues	113,288	51,367	|	29,886	81,253	32,035	39%
			|
Operating expenses:			|
Direct vessel operating expenses and other	50,221	26,962	|	16,217	43,179	7,042	16%
General and administrative	12,459	7,021	|	4,030	11,051	1,408	13%
Amortization of marine inspection costs	-	-	|	2,055	2,055	(2,055)	(100)%
Depreciation and amortization expense	12,528	7,497	|	6,703	14,200	(1,672)	(12)%
Insurance recovery from a loss on assets held for sale	(605)	-	|	-	-	(605)	(100)%
Loss (gain) on sales of assets	(1,117)	(278	)|	2	(276)	(842)	305%
Total operating expenses	73,486	41,202	|	29,007	70,209	3,277	5%
			|
Operating income	39,802	10,165	|	879	11,044	28,758	260%
			|
Reorganization costs	-	-	|	(6,659)	(6,659)	6,659	(100)%
Gain on debt discharge	-	-	|	166,459	166,459	(166,459)	(100)%
Fresh-start adjustments	-	-	|	(219,008)	(219,008)	219,008	(100)%
Interest expense	(884)	(2,680	)|	(1,940)	(4,620)	3,736	(81)%
Amortization of deferred financing costs	(96)	(112	)|	(50)	(162)	66	(41)%
Other income (loss), net	659	(10	)|	5	(5)	664	(13,280)%
Income (loss) before income taxes	39,481	7,363	|	(60,314)	(52,951)	92,432	(175)%
			|
Income tax expense	14,964	3,692	|	1,047	4,739	10,225	(216)%

Charter Hire Revenues. Charter hire revenues increased $33.0 million primarily due to increased day rates and utilization discussed above. Increased charter hire revenue was partially offset by a stronger U.S. dollar relative to the Norwegian Kroner, which caused a $0.8 million negative impact on revenues for the six months ended June 30, 2006.

Amortization of Non-Cash Deferred Revenues. The amortization of non-cash deferred revenue decreased $1.3 million primarily due to a decrease in revenues related to the deemed unfavorable contracts recorded at the Exit Date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct Vessel Operating Expenses. Direct vessel operating expenses increased $7.0 million primarily due to:
•
increased marine inspection costs of $6.3 million as a result of a change in accounting policy in 2005 (described in Note 3). As result of our accounting policy to expense maintenance and classification costs as incurred, the timing of a vessel’s regulatory dry docking and the class of vessels undergoing regulatory dry dockings may result in fluctuations in direct vessel operating expenses when compared to prior periods;

•
increased mobilization costs of $1.1 million which includes the related labor expenses, maintenance and repairs expenses and supplies and miscellaneous expenses related to the mobilization of two vessels into West Africa;

•	increased labor costs of $0.7 million as a result of higher vessel utilization; and increases in crew labor rates in the Gulf of Mexico

The above increases were partially offset by decreased supplies and miscellaneous expense $0.9 million as a result of a reduction in our fleet and a $0.4 million decrease in operating expenses due to a stronger U.S. dollar relative to the Norwegian Kroner.

General and Administrative Expenses. General and administrative expenses increased $1.4 million primarily due to:
•
increased accrued personnel costs of $0.9 million resulting from the adoption of an annual incentive awards plan in the fourth quarter of 2005 and increased salary expense related to new senior management;

•	increased infrastructure costs of $0.3 million in West Africa; and
•	increased professional fees of $0.7 million necessary to consummate the Southeast Asia partnership, recruit and retain senior management, for Sarbanes-Oxley compliance and technological upgrades.

The above increases were partially offset by decreased general and administrative costs of $0.4 million in Brazil due to decreased operations.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.7 million. The decreased depreciation is a result of the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005.

Insurance recovery from a loss on assets held for sale. The Company recognized $0.6 million in insurance recoveries as a result of greater than anticipated insurance recoveries on assets that were that were damaged in 2005 and impaired and transferred to held for sale in the fourth quarter of 2005.

Gain on Sale of Assets. We recognized a $1.1 million gain on sale of assets primarily due to the sale of two crew boats in the first quarter of 2006, the sale of a cold stacked supply vessel in the second quarter of 2006

Reorganization Costs. Since April 2004, we have incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first quarter of 2005, we expensed $6.7 million in fees related to our reorganization effort. Now that the reorganization is completed, these costs are no longer being incurred.

Interest Expense. Interest expense decreased $3.7 million. The decrease in interest expense is primarily due to the repayment of our U.S. Credit Facility in the fourth quarter of 2005 and a lower average debt balance in Norway, which was partially offset by higher variable interest rates.

Other Income. Other income increased $0.7 million primarily due to increased interest income due to an increase in cash equivalents.

Income Tax Expense. We recorded a consolidated income tax expense for the six months ended June 30, 2006 of $15.0 million, which is primarily related to the income generated by our U.S and Norwegian operations. The Company’s June 30, 2006 effective tax rate of 38% differs slightly from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $15.0 million of income tax expense for the six months ended June 30, 2006 is an $8.9 million tax charge with an offset to additional paid-in-capital from the utilization of fresh-start NOL’s. We recorded income tax expense in first six months of 2005 of $4.7 million primarily related to our Norwegian operations. In 2006 and 2005, we recognized a full valuation allowance against our net deferred tax asset.

Our Liquidity and Capital Resources

Description of Indebtedness

NOK Term Loan

On June 26, 2003, we entered into the NOK Term Loan in the amount of NOK 150.0 million ($24.1 million at June 30, 2006). Amounts borrowed under the NOK Term Loan bore interest at NIBOR (Norwegian Interbank Offered Rate) plus 2% (5% at June 30, 2006). The NOK Term Loan was required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.2 million at June 30, 2006), with the first payment having occurred on June 30, 2004. The final payment of NOK 112.5 million ($18.1 million) was made on June 30, 2006.

During December 2004, we and our Norwegian lender agreed on terms to amend several covenants of the NOK Revolver to exclude intercompany notes from the definition of funded debt, and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increased our ability at that time to repatriate cash from Norway. As a result of the modifications, our effective interest rate increased 1% on our NOK Revolver. These covenant modifications were effective as of December 31, 2004.

NOK Revolver

We entered into the NOK Revolver in June 1998. In April 2002, we amended the NOK 650.0 million ($104.5 million at June 30, 2006) credit facility by increasing the capacity to NOK 800.0 million ($128.6 million at June 30, 2006) and revising reductions to the facility amount to provide for NOK 40.0 million ($6.4 million at June 30, 2006) reductions every six months starting in March 2003. The NOK Revolver provides for a final reduction of NOK 280.0 million ($45.0 million at June 30, 2006) on September of 2009. Amounts borrowed under the NOK Revolver bear interest at NIBOR plus 2% (5% at June 30, 2006). At June 30, 2006, we had NOK 130.0 million ($20.9 million) outstanding under this facility.

The NOK Revolver is collateralized by mortgages on 11 North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. In connection with the sale of two PSV vessels described in 2005, with the consent of our lenders under the U.S. Credit Facility, we reduced the availability of the NOK Revolver by NOK 20 million ($3.2 million) on May 12, 2005. We further reduced the availability of the NOK Revolver by NOK 34 million ($5.5 million) on June 30, 2006 when we sold two AHTS vessels and two PSV vessels to the EMSL. We are currently in compliance with the financial covenants in the NOK Revolver.

Our Capital Requirements

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.

At June 30, 2006, we had approximately $88.9 million in cash and $12.2 million in restricted cash. Of the approximately $88.9 million in cash, $3.0 million is internally restricted to fund the operations of EMSL. Per the shareholders agreement, to the extent that start-up costs exceed EMSL’s available cash, the Company will be required to fund start-up in accordance with its equity ownership. Over the next eighteen months, we will continue to retain the benefit of operating five vessels under the bareboat agreement and will begin to share in any operating profits from EMSL. Currently, we intend to reinvest any of EMSL’s operating profits back into the subsidiary to expand business operations.

In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 486 million ($78.2 million) of which NOK 130 million ($20.9 million) was outstanding as of June 30, 2006. However, due to liquidity and other restrictions, we had NOK 356 million ($57.2 million) of remaining available capacity under the NOK Revolver at June 30, 2006. We are not currently restricted by our financial covenant restricting funded debt to 5.5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis. The NOK Revolver availability reduces by NOK 40 million ($6.4 million) every March and September. If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.

Although we do not expect to be required to repatriate cash from our Norwegian subsidiary in 2006, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway if required. In general, in order to repatriate funds from Norway to the U.S. in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of June 30, 2006, we have not effectuated a reduction of paid-in-capital and therefore are unable to repatriate funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital, which is anticipated to be completed in 2006, depends on a number of factors, including:

•	The consent of our Norwegian bank syndicate;
•	The ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities in Norway;
•	The ability to complete the reduction without the incurrence of tax or other consequences by state and federal regulating and taxing authorities in the United States;
•	The availability of cash at the Norwegian subsidiary, or availability under the NOK Revolver in order to generate funds for the transfer; and
•	The ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Term Loan and NOK Revolver following completion of the reduction.

All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner.

In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK Revolver as a current liability in the June 30, 2006 and December 31, 2005 consolidated balance sheets. For future cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 130 million ($20.9 million) and NOK 110 million ($16.8 million) outstanding under this facility as of June 30, 2006 and December 31, 2005, respectively. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility

The following financial information and discussion reflects the Predecessor and Successor Companies’ actual combined statements of cash flows for the six months ended June 30, 2006 compared to the same period ended 2005 (in thousands). The combined results for the six months ended June 30, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ cash flow for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following cash flow line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Net income (loss);
•	Depreciation and amortization;
•	Amortization of non-cash deferred revenue;
•	Deferred marine inspection costs; and
•	Stock based compensation.

			|	Predecessor
	Successor Company		|	Company	Non-GAAP
		Period from	|	Period from	Combined
	Six months	March 15, 2005	|	January 1, 2005	Results for the
	ended	through	|	through	Six Months Ended
	June 30, 2006	June 30, 2005	|	March 14, 2005	June 30, 2005	Variance
			|
Cash and cash equivalents at beginning of period	$51,218	$19,154	|	$13,170	$13,170	$38,048
			|
Cash flow provided by (used in)			|
Operating activities	42,298	(57	)|	9,168	9,111	33,187
Investing activities	(9,428)	(125	)|	(650)	(775)	(8,653)
Financing activities	4,329	(7,675	)|	(2,596)	(10,271)	14,600
Effect of exchange rate changes on cash and cash equivalents	523	(459	)|	62	(397)	920
Net increase (decrease in cash and cash equivalents)	37,722	(8,316	)|	5,984	(2,332)	40,054
			|
Cash and cash equivalents at end of period	$88,940	$10,838	|	$19,154	$10,838	$78,102

Operating cash flows increased by $33.2 million, primarily due to an $82.3 million reduction in net loss primarily due to increased charter hire revenues, partially offset by changes in working capital. The working capital changes primarily relate to increased accounts receivable from revenue increases and timing differences in accounts payable and accrued expenses.

Cash flows used by investing activities increased $9.4 million primarily due to the 20% down payment of approximately NOK 33.4 million ($5.4 million as of June 30,2006) on the new vessel build in the North Sea and $3.5 million received in restricted cash from the EMSL to secure the transfer of vessels upon the second closing date. The above uses of cash from investing activities were partially offset by increased proceeds received from the sale of assets of approximately $0.6 million.

Cash flows provided by financing activities increased $14.6 million primarily due to the non-controlling interest’s cash contribution of $20.9 million to EMSL, which was partially offset by net debt payments of $16.7 million in the first six months of 2006 compared to net debt payments of $11.7 million in the first six months 2005. During 2005, we refinanced $54.6 million of our outstanding debt on January 19, 2005, which was later refinanced on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million.

The following table summarizes our contractual commitments as of June 30, 2006 for the periods ending (in thousands):

	Six Months - ended	Year-ended	Year-ended	Year-ended	Year-ended	Year-ended
Description	2006	2007	2008	2009	2010	2011	Thereafter	Total
Debt (1)	$1,254	$1,258	$1,258	$22,152	$1,258	$1,258	$3,142	$31,580
Interest on fixed rate debt (2)	330	544	467	391	314	237	256	2,539
Interest on variable rate debt (3)	518	1,036	1,036	777	-	-	-	3,367
Construction contracts	-	21,459	-	-	-	-	-	21,459
Operating leases	746	1,478	1,410	1,406	1,395	1,356	1,873	9,664
Pension obligations	637	680	714	749	787	826	866	5,259
Total	$3,485	$26,455	$4,885	$25,475	$3,754	$3,677	$6,137	$73,868

(1) Excludes fresh-start debt premium. We consider the NOK Revolver to be a long-term source of funds since advances can be refinanced until the facility reduces over time, concluding in September 2009; therefore, the above table shows the NOK Revolver being repaid in its final year of maturity in September of 2009.
(2) Calculated at the rate applicable at June 30, 2006. Although the NOK Revolver is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until full its maturity of 2009.

We have issued standby letters of credit totaling $7.7 million as of June 30, 2006. As a result of the provisions within the letter of credit agreements and the refinancing of our  $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($8.1 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of June 30, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery. The following table sets forth adjustments to the purchase price with respect to delivery of the vessel:

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

Our remaining planned capital expenditures to be incurred during the reminder of 2006 are approximately $3.0 million to fund vessel improvements and other capital expenditures. In addition, we anticipate spending approximately $10.5 million to fund upcoming vessel marine inspections during the remainder of 2006. Marine inspection costs are included in operating expenses in all periods after our Reorganization.

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

In July 2006, FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for fiscal years ending after December 15, 2006. This will require the Company to apply the new standard to its 2006 year-end financial statements and recognize the funded status of pension and other postretirement benefit plans of the balance sheet. The Company is currently analyzing the requirements of this standard, but does not anticipate a material impact on the financial statements.

 In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosures for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its results of operations or financial position.

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

•	our ability to repatriate cash from foreign operations if and when needed;
•	projected or anticipated benefits from future or past acquisitions and partnerships;
•	projections involving revenues, operating results or cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and
•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements which are not historical facts.

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

•
Management decisions needed to successfully operate EMSL, our 49% partnership, are subject to the majority owner’s approval. If our management team is unable to reach a consensus with the majority owner on material matters, we may not be able to successfully operate EMSL and our results of operations may be negatively affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk during the first six months of 2006. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2005 Annual Report on Form 10-K in conjunction with the information contained in this Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As reported in our Form 10-Q for the quarter ended March 31, 2006, on December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.

On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On July 10, 2006, the Debtors filed an opposition to plaintiff’s motion to amend. The motion will be heard on August 10, 2006.

We believe that plaintiffs' allegations are without merit, and we intend to defend the action vigorously.

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

Item 1A. Risk Factors.

Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following new risk factor relates to our minority owned consolidated subsidiary:

•
Management decisions needed to successfully operate EMSL, our 49% partnership are subject to the majority owner’s approval. If our management team is unable to reach a consensus with the majority owner on material matters, we may not be able to successfully operate EMSL and our results of operations may be negatively affected.

On June 30, 2006, we entered into a partnership with COSL. We hold a 49% equity interest in the partnership, EMSL, and COSL holds the remaining equity interest of 51%. Our management may want to explore business opportunities and enter into material agreements for the benefit of EMSL, which are subject to COSL’s approval. If COSL and our management team are unable to reach a consensus, it could materially hinder our ability to successfully operate the partnership.

In addition to the new risk factor set forth above, the risk factor below was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and has been updated to elaborate on the risks involving the Norwegian shipping tax regime:

•	We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.

We have received tax assessments in Brazil during the past three years, and may receive additional assessments in the future. Our Brazilian subsidiary received tax assessments from Brazilian state tax authorities totaling approximately 27.8 million Reais ($11.9 million at December 31, 2005) in the aggregate. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services and are subject to a state tax. If the courts in these jurisdictions uphold the assessments, it would have a material adverse affect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly have not accrued for these assessments or any potential interest charges for the potential liabilities.

In addition, our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, or if the shipping tax regime is abolished by the Norwegian government, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. This could have a material adverse affect on our financial condition. As of December 31, 2005, our Norwegian Shipping tax regime subsidiary has a deferred income tax liability of NOK 311 million ($46.1 million).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a vote of Security Holders

(a)	The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on June 13, 2006.

(b)
At the Annual Meeting, Joseph S. Compofelice and Trevor Turbidy were re-elected to serve until the annual meeting of stockholders for the year 2009. In addition to the directors elected at the Annual Meeting, the terms of Richard A. Bachmann, Kenneth M. Burke, Myles W. Scoggins, Edward C. Hutcheson, Jr., and Per Staehr continued after the Annual Meeting.

(c)	At the Annual Meeting, holders of shares of the Company’s common stock elected Messrs. Compofelice and Turbidy with the number of votes cast for and withheld for such nominees as set forth below:

Name       For      Withheld

Joseph S. Compofelice  13,114,786     168,217

Trevor Turbidy   13,114,786     168,217

(d)
At the Annual Meeting, holders of shares of the Company’s common stock approved an amendment to the Trico Marine Services, Inc. 2004 Stock Incentive Plan to increase the number of shares of common stock authorized to be issued thereunder from 750,000 to 1,500,000, an increase of 750,000 shares, with the number of votes cast for, against and abstained for such amendment as set forth below:

For   Against   Abstain

 8,797,986  1,160,369          1,050

(e)
At the Annual Meeting, holders of shares of the Company’s common stock also ratified the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2006, with the number of votes cast as set forth below:

For  Withheld     Abstain  Broker Non-Votes

13,280,403     —       2,600   —

Item 5.	Other Information

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number
10.1	Shipbuilding Contract 2000, by and between Trico Shipping AS and Solstrand AS (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 6, 2006).
10.2
Employment Agreement effective as of May 8, 2006, between Trico Marine Services, Inc. and Larry D. Francois (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2006).

10.3	Shareholders Agreement of Eastern Marine (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2006).
10.4
Amendment to the Shareholders Agreement dated June 29, 2006, by and among Trico HK, COSL HK and Eastern Marine (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 6, 2006).

10.5
Amended and Restated Employment Agreement, effective as of July 1, 2006, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 6, 2006).

10.6
Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).

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

TRICO MARINE SERVICES, INC.

By: /s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 8, 2006