Form 10-Q
period 2006-09-30
TRICO MARINE SERVICES INC
filed 2006-11-09
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Registrant’s telephone number, including area code: (713) 780-9926
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 3, 2006 was 14,782,849.

i

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ii

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of September 30, 2006 and December 31, 2005
(Dollars in thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$100,818	$51,218
Restricted cash	441	570
Accounts receivable, net	55,766	42,986
Prepaid expenses and other current assets	3,992	3,484
Assets held for sale	1,500	5,853

Total current assets	162,517	104,111

Property and equipment:
Land and buildings	1,940	1,844
Marine vessels	250,542	241,360
Construction-in-progress	9,703	235
Transportation and other	2,094	1,566

	264,279	245,005
Less accumulated depreciation and amortization	38,409	19,359

Net property and equipment	225,870	225,646

Restricted cash — current	11,732	7,253
Other assets	8,532	7,212

Total assets	$408,651	$344,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$7,407	$36,610
Accounts payable	10,963	6,295
Accrued expenses	12,829	10,715
Accrued insurance reserve	3,029	3,426
Accrued interest	273	288
Income taxes payable	1,075	518

Total current liabilities	35,576	57,852

Long-term debt, including premiums	9,249	9,928
Deferred income taxes	56,850	46,055
Deferred revenues on unfavorable contracts (see Note 4)	1,920	5,379
Other liabilities	2,165	2,576

Total liabilities	105,760	121,790

Commitments and contingencies	—	—
Non-controlling interest	16,490	—

Stockholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized, 14,782,817 and 14,638,103 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	148	146
Warrants — Series A	1,649	1,649
Warrants — Series B	634	634
Additional paid-in capital	227,636	208,143
Retained earnings	62,438	20,100
Cumulative foreign currency translation adjustment	(6,104)	(8,240)

Total stockholders’ equity	286,401	222,432

Total liabilities and stockholders’ equity	$408,651	$344,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three months	Three months
	ended	ended
	September 30, 2006	September 30, 2005
Revenues:
Charter hire	$67,042	$43,872
Amortization of non-cash deferred revenues (See Note 4)	1,127	3,235
Other vessel income	368	19

Total revenues	68,537	47,126

Operating expenses:
Direct vessel operating expenses and other	28,131	19,886
General and administrative	7,229	6,205
Depreciation and amortization expense	6,246	6,247
Impairment on assets held for sale	3,185	—
Gain on sales of assets	(215)	(429)

Total operating expenses	44,576	31,909

Operating income	23,961	15,217

Interest expense	(279)	(2,255)
Amortization of deferred financing costs	(37)	(97)
Foreign exchange gain (loss)	2,246	(234)
Interest income	1,227	87
Other gain (loss), net	(139)	(118)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	26,979	12,600

Income tax expense	9,963	4,050

Income before noncontrolling interest in loss of consolidated subsidiary	17,016	8,550

Noncontrolling interest in loss of consolidated subsidiary	805	—

Net income	$17,821	$8,550

Basic income per common share:
Net income	$1.22	$0.83

Average common shares outstanding	14,634,937	10,294,250

Diluted income per common share:
Net income	$1.17	$0.81

Average common shares outstanding	15,254,877	10,577,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except share and per share amounts)

			Predecessor
	Successor Company		Company
		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	September 30, 2005	March 14, 2005
Revenues:
Charter hire	$177,421	$91,347	$29,869
Amortization of non-cash deferred revenues (See Note 4)	3,709	7,072	—
Other vessel income	695	74	17

Total revenues	181,825	98,493	29,886

Operating expenses:
Direct vessel operating expenses and other	78,352	46,848	16,217
General and administrative	19,688	13,226	4,030
Amortization of marine inspection costs	—	—	2,055
Depreciation and amortization expense	18,774	13,744	6,703
Insurance recovery from a loss on assets held for sale	(605)	—	—
Loss on assets held for sale	3,185	—	—
(Gain) loss on sales of assets	(1,332)	(707)	2

Total operating expenses	118,062	73,111	29,007

Operating income	63,763	25,382	879

Reorganization costs	—	—	(6,659)
Gain on debt discharge	—	—	166,459
Fresh-start adjustments	—	—	(219,008)
Interest expense	(1,163)	(4,935)	(1,940)
Amortization of deferred financing costs	(133)	(209)	(50)
Foreign exchange gain (loss)	1,823	(99)	23
Interest income	2,653	192	—
Other gain (loss), net	(483)	(368)	(18)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	66,460	19,963	(60,314)

Income tax expense	24,927	7,742	1,047

Income before noncontrolling interest in loss of consolidated subsidiary	41,533	12,221	(61,361)

Noncontrolling interest in loss of consolidated subsidiary	805	—	—

Net income (loss)	$42,338	$12,221	$(61,361)

Basic income (loss) per common share:
Net income (loss)	$2.90	$1.19	$(1.66)

Average common shares outstanding	14,614,919	10,247,469	36,908,505

Diluted income (loss) per common share:
Net income (loss)	$2.79	$1.17	$(1.66)

Average common shares outstanding	15,174,006	10,416,505	36,908,505

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Successor		Predecessor
	Company		Company
		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	September 30, 2005	March 14, 2005
Net income (loss)	$42,338	$12,221	$(61,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,884	13,918	8,808
Amortization of non-cash deferred revenues (see Note 4)	(3,709)	(7,072)	—
Deferred marine inspection costs	—	—	(1,277)
Deferred income taxes	22,961	6,480	1,397
Gain on debt discharge	—	—	(166,459)
Fresh start adjustments	—	—	219,008
Loss (gain) on sales of assets	(1,332)	(707)	2
Impairment on assets held for sale	3,185	—	—
Provision for doubtful accounts	1,204	100	40
Stock based compensation	1,558	1,809	9
Noncontrolling interest in loss of consolidated subsidiary	(805)	—	—
Change in operating assets and liabilities:
Accounts receivable	(13,574)	(9,410)	2,404
Prepaid expenses and other current assets	(449)	(762)	(630)
Accounts payable and accrued expenses	6,564	(5,815)	7,676
Other, net	(1,728)	(1,294)	(449)

Net cash provided by operating activities	75,097	9,468	9,168

Cash flows from investing activities:
Purchases of property and equipment	(12,179)	(1,264)	(947)
Proceeds from sales of assets	2,795	3,324	—
(Decrease) increase in restricted cash	(4,324)	(685)	508
Other, net	—	—	(211)

Net cash provided by (used in) investing activities	(13,708)	1,375	(650)

Cash flows from financing activities:
Net proceeds from issuance of common stock	608	1,801	—
Proceeds from issuance of debt	15,878	60,550	54,550
Repayment of debt	(47,405)	(77,339)	(56,771)
Contribution from non-controlling interest	20,910	—	—
Deferred financing costs and other	—	—	(375)

Net cash used in financing activities	(10,009)	(14,988)	(2,596)

Effect of exchange rate changes on cash and cash equivalents	(1,780)	(518)	62

Net increase (decrease) in cash and cash equivalents	49,600	(4,663)	5,984
Cash and cash equivalents at beginning of period	51,218	19,154	13,170

Cash and cash equivalents at end of period	$100,818	$14,491	$19,154

Supplemental cash flow information:
Income taxes paid	$938	$649	$72

Interest paid	$1,374	$5,511	$1,265

Operating cash payments from reorganization items	$—	$—	$1,457

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
for the nine months ended September 30, 2006
(Unaudited)
(Dollars in thousands, except share amounts)

									Cumulative
									Foreign
							Additional		Currency	Total
	Common Stock		Warrants - Series A		Warrants - Series B		Paid-In	Retained	Translation	Stockholders’
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Earnings	Adjustment	Equity

Balance, December 31, 2005	14,638,103	$146	496,579	$1,649	497,438	$634	$208,143	$20,100	$(8,240)	$222,432

Stock based compensation	89,650	2	—	—	—	—	1,557	—	—	1,559
Stock options exercised	54,835	—	—	—	—	—	602	—	—	602
Exercise of warrants for common stock	229	—	(74)	—	(155)	—	6	—	—	6
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	13,713	—	—	13,713
Gain related to the sale of interest in EMSL	—	—	—	—	—	—	3,615	—	—	3,615
Comprehensive income:								—	—	—
Gain on foreign currency translation	—	—	—	—	—	—	—	—	2,136	2,136
Net income	—	—	—	—	—	—	—	42,338	—	42,338

Comprehensive income:										44,474

Balance, September 30, 2006	14,782,817	$148	496,505	$1,649	497,283	$634	$227,636	$62,438	$(6,104)	$286,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
1.   Interim financial statement presentation:
The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business. The results of operations for the period from January 1, 2005 through March 14, 2005 are prior to fresh-start accounting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and are therefore not comparable to the results of subsequent periods. The results of operations for the first, second and third quarters of 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods. The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
On December 21, 2004, (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985”. The Debtors operated as debtors-in-possession pursuant to the Bankruptcy Code during the period from December 21, 2004 through March 15, 2005 (the “Exit Date”).
The financial statements for the period in which the Company was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify and separate pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 3). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. In addition, the Company discontinued accruing interest on the Senior Notes as of December 21, 2004 (the “Commencement Date”), which interest would have totaled approximately $5.1 million during the period from the Commencement Date to the Exit Date.
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
The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 includes a full description of our reorganization.
2.   Deferred revenue on unfavorable contracts:
During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues, operating income, and net income during future periods, particularly the remainder of 2006. During the three months ended September 30, 2006 and 2005, the Company recorded approximately NOK 7.1 million ($1.1 million) and NOK 20.9 million ($3.2 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. During the nine months ended September 30, 2006 and the period from March 15, 2005 to September 30, 2005, the Company recorded approximately NOK 23.8 million ($3.7 million) and NOK 45.3 million ($7.0 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. The remaining liability of NOK 12.5 million ($1.9 million) is included in “deferred revenues on unfavorable contracts” in the condensed consolidated balance sheet at September 30, 2006.
Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of non-cash
deferred
Period	revenue
3 months ending December 31, 2006	$603
Year ending December 31, 2007	817
Year ending December 31, 2008	300
Year ending December 31, 2009	138
Thereafter	62

$1,920
3.   Partial reimbursement of labor costs by the Norwegian government:
Beginning in July 2003, the Norwegian government began partially reimbursing North Sea labor costs associated with the operations of our vessels. The labor reimbursements reduce operating expenditures in the region. For the three months ended September 30, 2006 and 2005 reimbursements totaled $1.6 million and $1.5 million, respectively. For the nine months ended September 30, 2006, the period from March 15, 2005 through September 30, 2005 and the period from January 1, 2005 through March 14, 2005, these reimbursements totaled $4.4 million, $2.9 million and $1.4 million, respectively. The Norwegian government annually reviews the partial reimbursement of labor costs.
4.   Warrants to purchase common stock:
On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 496,505 Series A Warrants and 497,283 Series B Warrants remain outstanding as of September 30, 2006. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.
The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

	Warrants
	Series A	Series B
Expected annual dividends	$—	$—
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.7%	46.7%
Summary of Series A Warrants and Series B Warrants exercised during the three months ended September 30, 2006 and 2005 is presented below.

	Three months	Three months
	ended	ended
	September 30, 2006	September 30, 2005
Series A	—	187
Series B	22	—
Summary of Series A Warrants and Series B Warrants exercised during the nine months ended September 30, 2006 and the period from March 15, 2005 through September 30, 2005 is presented below.

		Period from
	Nine Months	March 15, 2005
	Ended	through
	September 30, 2006	September 30, 2005
Series A	74	2,755
Series B	155	1,891
5.   Assets held for sale and sales of vessels:
At September 30, 2006 assets held for sale consisted of our SWATH crew boat.
In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for operating or investing needs, the Company initiated the process to actively market five of its Gulf of Mexico cold-stacked supply vessels for sale. The Company sold three vessels during the fourth quarter of 2005 for total net proceeds of $2.5 million. In April 2006, the Company sold an additional cold-stacked vessel for net proceeds of approximately $0.8 million, and recognized a gain of $0.3 million. After careful analysis, management decided to transfer the remaining cold-stacked vessel from held for sale and began to destack the vessel for future use. The Company did not impair the cold-stacked vessel when transferred to held for sale, nor did the Company make any subsequent impairment.
The Company had three crew boats under charter with a customer in Mexico, each of which had a purchase option at the conclusion of its respective charter at fair market value. Two of the crew boat charters concluded in March 2006, and the customer exercised its purchase option with the Company at the agreed upon price of $0.6 million per vessel, which resulted in a gain of $0.7 million during the period. In the first quarter of 2006, the remaining crew boat was transferred to assets held for sale as the customer exercised the purchase option in March 2006. The Company completed the sale of the crew boat during the third quarter of 2006 with an agreed upon purchase price of $0.4 million, which resulted in a $0.2 million gain.
In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. Based on the estimated net sale proceeds, the Company recorded an initial impairment charge of approximately $2.2 million during the fourth quarter of 2005. The Company has continued to actively market the crew boat, and in the third quarter of 2006, management determined to impair the vessel by an additional $3.2 million based on the current estimated selling price.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
6.  Earnings per share:
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month periods ending September 30, 2006 and 2005, (in thousands, except share and per share data).

	Three months	Three months
	ended	ended
	September 30, 2006	September 30, 2005

Net income available to common shares (numerator)	$17,821	$8,550

Weighted-average common shares outstanding (denominator)	14,634,937	10,294,250

Basic EPS	$1.22	$0.83

Net income available to common shares (numerator)	$17,821	$8,550

Weighted-average common shares outstanding (denominator)	14,634,937	10,294,250
Effect of dilutive securities	619,940	283,706

Adjusted weighted-average shares	15,254,877	10,577,956

Diluted EPS	$1.17	$0.81

For the three months ended September 30, 2006, options to purchase 47,500 shares of common stock at prices ranging from $27.13 and $33.75 were excluded from the computation of diluted earnings per share because the proceeds from exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive. For the three month period ended September 30, 2005, 497,538 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise price of $25.00 was greater than the average market price of common shares for that period, (in thousands, except share and per share data).

			Predecessor
	Successor Company		Company
		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	September 30, 2005	March 14, 2005

Net income (loss) available to common shares (numerator)	$42,338	$12,221	$(61,361)

Weighted-average common shares outstanding (denominator)	14,614,919	10,247,469	36,908,505

Basic EPS	$2.90	$1.19	$(1.66)

Net income (loss) available to common shares (numerator)	$42,338	$12,221	$(61,361)

Weighted-average common shares outstanding (denominator)	14,614,919	10,247,469	36,908,505
Effect of dilutive securities	559,087	169,036	—

Adjusted weighted-average shares	15,174,006	10,416,505	36,908,505

Diluted EPS	$2.79	$1.17	$(1.66)

For the nine months ended September 30, 2006, options to purchase 47,500 shares of common stock at prices ranging from $27.13 and $33.75 per share were excluded from the computation of diluted earnings per share because the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
proceeds from exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive. For the period from March 15, 2005 to September 30, 2005, 497,538 warrants to purchase shares of common stock were not included in the calculation of diluted earnings per share because the warrants’ exercise prices of $25.00 was greater than the average market price of common shares for that period. For the period from January 1, 2005 to March 14, 2005, options to purchase 1,077,800 shares of common stock at prices ranging from $2.05 to $23.13 and 53,333 shares of unvested restricted stock have been excluded from the computation of diluted earnings per share because inclusion of these shares would have been antidilutive.
7.  Equity-based compensation:
On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Please refer to the Company’s December 31, 2005 Annual Report on Form 10-K for a description of the plan.
During the three and nine months ended September 30, 2006, pursuant to the terms and conditions of the 2004 Plan, the Company granted 10,000 and 94,650 shares of restricted stock, respectively. The table below lists the shares and recipients of the restricted stock grants for the first nine months of 2006:

	March(1)	April(2)	June(1)	July(1)	Total
Officers	37,100	—	9,000	10,000	56,100
Employees	22,550	—	2,000	—	24,550
Non-Executive Chairman of the Board	—	4,000	—	—	4,000
Non-Employee Directors	—	10,000	—	—	10,000

	59,650	14,000	11,000	10,000	94,650

(1)	The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.

(2)	The forfeiture restrictions relating to the restricted stock lapsed one month after date of grant.
In connection with the annual incentive plan, the Company issued stock options to purchase 49,500 shares of the Company’s common stock. The table below lists the shares and recipients of the stock options granted for the first nine months of 2006:

	Date	Exercise	Shares
	of Grant	Price	Issued(1)
Officers	March	$27.13	37,100
Employees	March	27.13	3,400
Officers	June	33.75	9,000

(1)	The forfeiture restrictions relating to the shares of stock options issued vest ratably over three years beginning at the date of grant. To date 2,000 option grants have been forfeited.
As of September 30, 2006 and 2005, the Company had approximately $2.8 million and $1.5 million respectively, in unrecognized compensation related to restricted stock grants. The amortization expense for the unrecognized compensation for the three months ended September 30, 2006 and 2005 is approximately $0.3 million and $0.2 million, respectively. The amortization expense for the unrecognized compensation for the nine months ended September 30, 2006, the period from March 15, 2005 through September 30, 2005 and the period from January 1, 2005 through March 14, 2005 is approximately $1.1 million, $0.6 million, and zero, respectively. No net tax benefits were recorded for the grants since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to amortize the unrecognized compensation over the next two years related to restricted stock not yet vested as of September 30, 2006.
During the three months ended September 30, 2006 and 2005, the Company recognized approximately $0.1 million each period in compensation costs related to stock option grants. During the nine months ended September 30, 2006,

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
the period from March 15, 2005 through September 30, 2005 and the period from January 1, 2005 through March 14, 2005, the Company recognized approximately $0.4 million, $1.2 million, and zero respectively, in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to recognize approximately $1.3 million in compensation expense over the next 2 years related to options that are outstanding but not yet vested as of September 30, 2006.
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
The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the period from January 1, 2005 through March 14, 2005 (in thousands, except per share data).

Predecessor Company
Period from
January 1, 2005
through
March 14, 2005

Net loss	$(61,361)
Add: Stock based compensation expense included in reported loss, net of related tax effects	9

Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax	(40)

Pro forma net loss	$(61,392)

Net loss per common share:
Basic and Diluted as reported	$(1.66)

Basic and Diluted pro forma	$(1.66)

The estimated weighted average fair value of options granted during 2006 and 2005 was $10.77 and $5.06 per share, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

	September 30, 2006	September 30, 2005
Expected annual dividends	$—	$—
Risk free interest rate	4.63%	4.12%
Expected term (in years)	5	5
Volatility (1)	36.54%	46.70%

(1)	The volatility assumption is based on the average volatility of a peer group.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
A summary of the changes to the Company’s stock options during the nine months ended September 30, 2006 is presented below:

	Nine Months Ended
	September 30, 2006
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices
Outstanding at December 31, 2005	355,738	$11.00
Granted	49,500	$28.33
Exercised	(54,835)	$11.00
Expired/Forfeited	(10,001)	$14.23
Outstanding at September 30, 2006	340,402	$13.43

Exercisable at September 30, 2006	76,403	$11.00

During 2006, options to purchase 54,835 shares of its new common stock with exercise prices of $11.00 per share and an aggregate intrinsic value of $1.2 million were exercised. The Company received $0.6 million related to these exercises.
The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value	Exercisable	Exercise	Value
Exercise Prices	at 9/30/06	Contract Life	Price	($000)	at 9/30/06	Price	($000)

$11.00	292,902	5.5	$11.00	$6,634	76,403	$11.00	$1,738

$27.13	38,500	6.4	$27.13	$255	—	$27.13	$—

$33.75	9,000	6.7	$33.75	$—	—	$33.75	$—

	340,402	5.6	$13.43	$6,889	76,403	$11.00	$1,738

A summary of the changes to the Company’s restricted stock during the nine months ended September 30, 2006 is presented below:

	Nine Months Ended
	September 30, 2006
	Number of	Weighted
	Shares	Average	Weighted
	Underlying	Grant	Average
	Shares	Price	Life
Outstanding at December 31, 2005	65,000	$23.71	3.4
Granted	94,650	$29.70	2.2
Expired/Forfeited	(5,000)	$28.45	2.5
Vested	(29,450)	$28.18	—

Outstanding at September 30, 2006	125,200	$27.26	2.3

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
8.   Taxes:
The Company’s income tax for the three months ended September 30, 2006 and 2005 is comprised of income tax expense of $10.0 million and $4.1 million, respectively. The Company’s income tax expense for the nine months ended September 30, 2006, and the period from March 15, 2005 and September 30, 2005 and the period from January 1, 2005 through March 14, 2005, is $24.9 million, $7.7 million and $1.0 million, respectively. The income tax expense from each period is primarily associated with the Company’s Norwegian and U.S. operations. The Company’s effective tax rate of 38% for the nine months ended September 30, 2006 differs slightly from the statutory rate primarily due to state and foreign taxes. In accordance with SOP 90-7 related to fresh-start accounting, the Company is providing no tax benefit from the utilization of pre-reorganization net operating loss (“NOL”) carryforwards for which a valuation allowance had previously been established. The Company’s effective tax rate for the nine months ended September 30, 2005 varied from the statutory rate primarily due to the valuation allowance on U.S. net operating losses and deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%.
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
In addition, as of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize the NOLs and other pre-reorganization built-in losses to reduce taxes in future periods. Management believes that prior NOLs and certain other tax benefits that would be available to offset future taxable income may be limited to approximately $4.7 million per year. The Company does have the option to forego the annual NOL limitation by reducing the NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity, provided no change of control occurs within two years of the Exit Date. However, if there is another ownership change within a two year period beginning with the emergence from bankruptcy, the Company loses all of the NOLs carried forward from pre-bankruptcy. The Company is currently studying this option and will make a timely decision on the best course of action prior to filing its 2005 income tax return. The Company filed an extension for the 2005 tax return, which was granted and extended until April 15, 2007. The Company has based its tax provision on the assumption that the annual limitation will not apply. Based upon present estimates of taxable income for the year, there would be an increase of approximately $12.5 million in current income taxes payable as of September 30, 2006 if the annual limitation applies. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of September 30, 2006.
To date, the Company has released $14.0 million of the valuation allowance from the pre-confirmation of deferred tax assets, which has increased the Company’s additional paid-in capital account. If the net deferred tax asset is used to offset taxable income in the future, the reduction in the valuation allowance will be recorded as noted above and the utilization of the deferred tax asset will be reflected as an increase to deferred income tax expense.
On March 22, 2002, the Company’s Brazilian subsidiary received a tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($11.6 million at September 30, 2006). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.
During the third quarter of 2004, the Company received a separate tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.3 million at September 30, 2006). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
Janeiro administrative tax court during February 2006. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.
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
9.   Debt:
The Company’s debt consists of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
NOK Revolver, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin (weighted average interest rate of 5.3% at September 30, 2006) and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($6.1 million) beginning March 2003 with balance of the commitment expiring September 2009.	$6,149	$16,310
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin, collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.2 million) with the balance of the commitment expiring June 2006.	—	17,792
6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels.	10,061	10,690
6.08% Notes, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel.	—	1,250
Fresh-start debt premium (1)	446	496

	16,656	46,538
Less current maturities	7,407	36,610

Long-term debt	$9,249	$9,928

Maturities on debt during the three month period ending December 31, 2006, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
3 Months ending December 31, 2006	$6,778
12 months ending December 31, 2007	1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
Thereafter	3,142

$16,210
Fresh-start debt premium	446

$16,656

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

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
The NOK Term Loan, payable in Norwegian Kroner (“NOK”), was repaid on June 30, 2006 with a final payment of NOK 70 million ($11.3 million).
The NOK Revolver, with a current facility capacity of NOK 446 million ($68.6 million), is collateralized by mortgages on nine North Sea class vessels. The bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. The Company reduced the availability of the NOK Revolver by NOK 34 million ($5.2 million) on April 20, 2006 as a result of the pending sale, subsequently completed on June 30, 2006, of two AHTS vessels and two PSV vessels to its minority owned consolidated subsidiary, Eastern Marine Services Limited (“EMSL”). At September 30, 2006, the Company had NOK 40 million ($6.1 million) outstanding under this facility.
In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), to finance the construction of the SWATH crew boat. The final payment of $0.6 million was made in September 2006. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), to finance the construction of two supply vessels, of which $10.1 million is outstanding at September 30, 2006. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s condensed consolidated financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on three vessels. The Company anticipates the mortgage secured by the SWATH vessel will be released during the fourth quarter of 2006 due to satisfaction of the 6.08% Notes in September 2006.
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
The Company made funding contributions as follows for the three months ended September 30, 2006 and 2005, (in thousands):

	Three months ended
	September 30, 2006	September 30, 2005
Norwegian Pension Plan	$848	$676
United Kingdom Defined Benefit Plan	70	64

Total Contributions	$918	$740

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
The Company made funding contributions as follows for the nine months ended September 30, 2006, the period from March 14, 2005 through September 30, 2005 and the period from January 1, 2005 through March 14, 2005, (in thousands):

			Predecessor
	Successor Company		Company
		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	September 30, 2005	March 14, 2005
Norwegian Pension Plan	$1,271	$882	$188
United Kingdom Defined Benefit Plan	173	191	119

Total Contributions	$1,444	$1,073	$307

The remainder of 2006 estimated funding contributions for the Norwegian Pension Plan and the United Kingdom Defined Benefits are approximately $0.2 million and $0.1 million, respectively.
Components of net periodic benefit cost are as follows for the three months ended September 30, 2006 and 2005, (in thousands):

	Three months	Three months
	ended	ended
	September 30, 2006	September 30, 2005

Service cost	$264	$95
Interest cost	41	33
Return on plan assets	(70)	(55)
Social security contributions	15	15
Recognized net actuarial loss	2	2

Net periodic benefit cost	$252	$90

Components of net periodic benefit cost are as follows for the nine months ended September 30, 2006, the period from March 15, 2005 through September 30, 2005 and the period from January 1, 2005 through March 14, 2005, (in thousands):

			Predecessor
	Successor Company		Company
		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	September 30, 2005	March 14, 2005

Service cost	$772	$208	$76
Interest cost	121	73	27
Return on plan assets	(206)	(121)	(44)
Social security contributions	43	33	12
Recognized net actuarial loss	8	5	2

Net periodic benefit cost	$738	$198	$73

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
11.   Contingent litigation:
On December 21, 2004 Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.
On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On July 10, 2006, the Debtors filed an opposition to plaintiff’s motion to amend. That motion was heard on August 10, 2006 and is currently under review by the Bankruptcy Court.
We believe that plaintiffs’ allegations are without merit, and we intend to defend the action vigorously.
12.   Segment and geographic information:
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
The Company’s key factor for evaluating performance is operating income (loss). In July of 2006, the Company implemented organizational changes to its management structure to enhance the way the Company evaluates segment operating income (loss) performance. The Company’s chief operating decision maker evaluates operating income (loss) performance based on operating location of the segment.
The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom; the West Africa segment represent operations in West Africa; and the Other segment includes primarily the Company’s operations in Mexico, Brazil and China which are currently combined due to materiality. The 2005 segment data reported has also been updated to reflect the Company’s change in segment evaluation.
Financial information for the three months ended September 30, 2006 and 2005 by segment is as follows (in thousands):

Three months ended September 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$29,048	$30,088	(1)	$7,616	$1,785	$68,537
Intersegment revenues	713	—		—	949	1,662
Operating (loss) income (2)	11,337	15,169	(1)	375	(2,924)	23,957
Segment total assets (at end of period)	251,428	238,140		22,609	23,234	535,411

Three months ended September 30, 2005	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$15,286	$24,044	(1)	$3,553	$4,243	$47,126
Intersegment revenues	438	—		—	—	438
Operating income	2,112	11,884	(1)	443	778	15,217
Segment total assets (at end of period)	171,699	200,227		18,457	14,747	405,130

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

(1)	Includes amortization of non-cash deferred revenues of $1.1 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively.

(2)	The Company performed a transfer pricing study, which resulted in a newly adopted allocation of corporate general and administrative costs to its international subsidiaries. The Company implemented the allocation in September 2006, and transferred the corporate general and administrative costs for the year ended December 31, 2005 and for the nine months ended September 30, 2006.

The table below reflects the allocated general and administrative costs for the three months ended September 30, 2006 and 2005, (in thousands).

	Three months	Three months
	ended	ended
	September 30, 2006	September 30, 2005
North Sea	50	50
West Africa	88	88
Other	127	127
US	(265)	(265)
The table below reflects the allocated general and administrative costs for the nine months ended September 30, 2006 and the period from January 1, 2005 through March 14, 2005 and the period from March 15, 2005 through September 30, 2005, (in thousands).

		Period	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	December 31, 2005	March 14, 2005
North Sea	150	161	40
West Africa	263	279	71
Other	381	405	103
US	(794)	(844)	(215)
Financial information for the nine months ended September 30, 2006, the period from March 15, 2005 through September 30, 2005 and the period January 1, 2005 through March 14, 2005 by segment is as follows, (in thousands):

Nine months ended September 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$80,053	$75,087	(1)	$19,565	$7,120	$181,825
Intersegment revenues	1,680	—		—	949	2,629
Operating (loss) income (2)	33,778	29,485	(1)	3,706	(3,206)	63,763

Period from March 15, 2005 through September 30, 2005
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$28,610	$54,075	(1)	$6,663	$9,145	$98,493
Intersegment revenues	935	—		—	—	935
Operating (loss) income	(1,746)	25,394	(1)	893	841	25,382

Predecessor Company

Period from January 1, 2005 through March 14, 2005	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$8,171	$16,528	(1)	$1,908	$3,279	$29,886
Intersegment revenues	—	—		—	—	—
Operating (loss) income	(2,996)	4,220	(1)	278	(623)	879

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

(1)	Includes amortization of non-cash deferred revenues of $3.7 million and $7.1 million for the nine months ended September 30, 2006 and the period from March 15, 2005 through September 30, 2005, respectively

(2)	The Company performed a transfer pricing study, which resulted in a newly adopted allocation of corporate general and administrative costs to its international subsidiaries. The Company implemented the allocation in September 2006, and transferred the corporate general and administrative costs for the year ended December 31, 2005 and for the nine months ended September 30, 2006.

The table below reflects the allocated general and administrative costs for the nine months ended September 30, 2006 and the period from January 1, 2005 through March 14, 2005 and the period from March 15, 2005 through September 30, 2005 (in thousands).

		Period from	Period from
	Nine months	March 15, 2005	January 1, 2005
	ended	through	through
	September 30, 2006	December 31, 2005	March 14, 2005

North Sea	150	161	40
West Africa	263	279	71
Other	381	405	103
US	(794)	(844)	(215)
A reconciliation of segment data to consolidated data as of September 30, 2006 and 2005 is as follows (in thousands):

	September 30	September 30
	2006	2005
Total assets for reportable segments	$535,411	$405,130
Elimination of intersegment receivables	(18,329)	(11,354)
Elimination of investment in subsidiaries	(108,431)	(72,115)

Total consolidated assets	$408,651	$321,661

13.   New accounting standards:
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
On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. Currently, the North Sea Pension Plans have an October 31 measurement date, which will be changed to the Company’s fiscal year in 2006. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. In accordance with fresh-start accounting, the Company recognized an overfunded pension asset and an underfunded pension liability its Consolidated Balance Sheet upon emergence from reorganization on March 15, 2005; therefore, the Company does not expect its implementation to have a significant impact on the Company’s financial conditions or results of operations.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosures for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the condensed consolidated financial statements.
During September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that is not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.
14.   Commitments:
On March 31, 2006, the Company entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($25.7 million as of September 30, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be in the fourth quarter of 2007. Under the terms of the contract, the Company paid an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The initial 20% deposit of NOK 33.4 million ($5.1 million as of September 30, 2006) and related capitalized interest of NOK 0.8 million ($0.1 million as of September 30, 2006) is currently classified on the condensed consolidated balance sheet as construction-in-progress. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price of the vessel.
On September 1, 2006, the Company entered into contracts to construct two GPA 640 design 210-foot diesel electric powered platform supply vessels for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 dynamic positioning systems. The expected delivery date for the first vessel is in March 2008, and the second vessel is scheduled to be delivered in July 2008. The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery. As of September 30, 2006, based on the completion of certain milestones within each contract by the builder, the Company remitted payments of approximately $3.5 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress.
The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price of the vessels.
The Company expects to fund construction costs related to each vessel from cash and cash flow from operations.
15.   Minority owned consolidated subsidiary:
On June 30, 2006, the Company entered into a long term shareholders agreement with a wholly owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia. As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited (“EMSL”), located in Hong Kong. The Company owns a 49% interest in EMSL, and COSL owns a 51% interest.
EMSL will be managed pursuant to the terms of its shareholders agreement which provides for equal representation for COSL and the Company on the board and management. In exchange for its 49% interest in EMSL, the Company agreed to contribute fourteen vessels. Ten of these vessels were contributed at the first closing on June 30, 2006. During the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
second closing, scheduled to occur in January 2008, the Company will contribute the remaining four supply vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels EMSL paid the Company approximately $17.9 million, $3.5 million of which is held in escrow until the second closing. Of the initial fleet of ten vessels, five Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the Company will bareboat the remaining five vessels from EMSL until the later of December 31, 2007 or the expiry of any then existing contracts for such vessels. Upon the second closing, another two Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the remaining two vessels in EMSL’s fleet will be targeted for operations in Southeast Asia markets. Upon expiry of bareboat arrangements with the Company, those five vessels will also be targeted for operations in Southeast Asia markets by EMSL.
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
The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement and the potential to provide subordinated financial support as required per the shareholders agreement to fund, in proportion to the shareholders’ respective ownership percentages, project start-up costs associated with the development and establishment of EMSL to the extent they exceed the working capital of EMSL.
At June 30, 2006 the Company contributed marine vessels and other assets to EMSL with a historical book value of $30.9 million. COSL contributed $20.9 million, of which $17.9 million was then paid to Trico. At formation, EMSL’s assets totaled $33.9 million. A $3.6 million gain was generated by the Company based on the difference between the cash proceeds of $20.9 million and 51 % of the book value of the EMSL’s assets. The Company has determined that gain recognition would be inappropriate based on the guidance in SAB Topic 5H and SAB 84 “Accounting for Sales of Stock by a Subsidiary,” and as a result has recorded the $3.6 million as additional paid-in-capital and decreased the non-controlling interest on the condensed consolidated balance sheet.
The following table shows the impact to the Company’s Condensed Consolidated Balance Sheet, (in thousands) :

September 30, 2006
Cash	$17,442
Restricted cash	3,468

Total assets	$20,910

Non-controlling interest	$16,490
Noncontrolling interest in loss of consolidated subsidiary	805
Additional paid-in-capital	3,615

Total liabilities and shareholder’s equity	$20,910

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
Presented below is EMSL’s Condensed Balance Sheet as of September 30, 2006, (in thousands).
Eastern Marine Services, Ltd.
Condensed Balance Sheet
as of September 30, 2006

September 30, 2006
ASSETS
Current Assets:
Cash	$2,985
Note receivable	4,386

Total current assets	7,371

Property & Equipment:
Vessels	32,343
Other	94

32,437
Less: accumulated depreciation:	6,875

25,562

Total Assets	$32,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$599

Total current liabilities	599

Stockholders’ Equity
Common stock	129
Additional paid in capital	33,783
Retained earnings	(1,578)

Total stockholders’ equity	32,334

Total liabilities and stockholders’ equity	$32,933

Presented below is EMSL’s Statement of Operations for the three months ended September 30, 2006, (in thousands).
Eastern Marine Services, Ltd.
Condensed Statement of Operations
for the three months ending September 30, 2006

Revenue	$949

949

Operating Expenses:
Direct vessel operating expenses and other	1,468
Depreciation expense	1,030
General and Administrative	29

2,527

Loss	$(1,578)

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
Day Rates and Utilization. Our results of operations are affected primarily by our day rates and fleet utilization. Day rates and utilization are primarily driven by:
•	demand for our vessels;

•	customer requirements;

•	availability of our vessels; and

•	competition.
The level of offshore oil and gas drilling, production and construction activity primarily determines the demand for our vessels. Such activity is typically influenced by exploration and development budgets of oil and gas companies, which in turn are influenced by oil and gas commodity prices. The number of drilling rigs in our market areas is a leading indicator of drilling activity.
The size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements also impact our day rates and utilization. In the case of supply vessels and platform supply vessels or (“PSVs”), their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower, dynamic positioning systems, and fire-fighting systems are also important requirements. For crew boats, size and speed are important factors.
Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area. Competition in the marine support services industry primarily involves:
•	the ability to attract and retain qualified crewmembers;

•	price, service and reputation of vessel operators, safety record; and

•	the age, quality and availability of vessels of the type and size required by the customer.
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
Management’s Outlook
We believe the following trends should impact our earnings:
•	increasing demand from West Africa, Southeast Asia and other emerging markets;

•	threats to the reliability of supply in major oil producing nations such as the United States, the Middle East and Nigeria;

•	increasing demand for vessels due to increased activity in areas ancillary to existing markets;

•	impact of jackup rigs exiting the Gulf of Mexico and the resulting downward pressure on the Gulf shallow water segment; and

•	seasonal weather conditions in the North Sea and their impact on offshore development operations.
To facilitate our expansion into emerging markets, we entered into a partnership, EMSL, in South East Asia during June 2006. This partnership is expected to lower our cost of entry into this region and leverage the relationships and experience of one of the leading oilfield services providers in offshore Southeast Asia, COSL. The terms of our partnership allow us to retain optionality to continue to work certain vessels for our benefit in strong markets for the near term. We also mobilized two additional Gulf Class supply vessels during the second quarter of 2006 into West Africa and plan to mobilize two additional Gulf Class vessels during the fourth quarter. We believe that these two initiatives will allow us to effectively deploy a significant portion of our currently operating and stacked vessels in our Gulf of Mexico fleet into growing regions and strategically reduce our vessel count in more mature markets.
In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels. To capitalize on this potential long-term growth, we intend to deploy existing active and stacked vessels to these regions as market conditions warrant.
Results of Operations
The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

		Three months ended		Nine months ended
	Month of	September 30,		September 30,
	October 2006	2006	2005	2006	2005(4)
Average Day Rates:(1)
PSV/AHTS (North Sea class)	$22,735	$22,474	$16,637	$19,177	$16,199
Supply (Gulf class)	11,077	11,639	6,367	11,189	5,801
Crew/line handling	5,550	5,512	2,499	4,557	2,305

Utilization:(2)(3)
PSV/AHTS (North Sea class)	96%	92%	92%	93%	90%
Supply (Gulf class)	70%	71%	62%	66%	57%
Crew/line handling	88%	87%	90%	87%	90%

Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	16.1	16.0	17.1
Supply (Gulf class)	44.0	44.0	48.0	44.4	48.0
Crew/line handling	8.0	8.0	17.0	9.0	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.

(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

(3)	Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 88%, 91%, 94%, 89% and 91% for the month of October 2006, the three month periods ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively.

(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.
Comparison of day rates and utilization during the three and nine months ended September 30, 2006 and 2005
For our North Sea class PSVs and AHTSs, average day rates increased 35% and 18% for the three and nine month periods ended September 2006, respectively, compared to the same periods in 2005. Utilization during the three and nine month periods ended September 30, 2006 remained relatively flat compared to the same periods in 2005. The increased average day rates can be attributed to increased demand for North Sea vessels during 2006 caused by shortages in the supply of vessels and increased exploration and production activities worldwide. The impact of very strong market conditions in the North Sea during 2006 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.
For the Gulf class supply vessels, average day rates increased 83% and 93% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Utilization increased 15% and 16% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in both day rates and utilization is a result of the increased demand due to increased drilling activities and construction work, more attractive oil and gas prices and increased work related to repairs from hurricane damage in September 2005.
For our Crew/line handlers, average day rates increased 121% and 98% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Utilization during the three and nine month periods ended September 30, 2006 remained relatively flat compared to the same periods in 2005. The increased day rates are primarily attributed to the sale of the four crew boats that were operated under a bareboat agreement. Under a bareboat agreement, the customer receives a significantly reduced day rate, and in return, the customer is responsible for crewing and other provisions for the vessel. For prior periods, day rates for our crew boats and line handler may not be comparable to those of our competitors because three to four of our vessels were under bareboat charter contracts, which significantly reduced the average day rate for the class.
Comparison of the Results for the Quarter Ended September 30, 2006 to the Quarter Ended September 30, 2005
(in thousands)

	For the three months ended
	September 30,
	2006	2005	Variance
Revenues:
Charter hire	$67,042	$43,872	$23,170
Amortization of non-cash deferred revenues	1,127	3,235	(2,108)
Other vessel income	368	19	349

Total revenues	68,537	47,126	21,411

Operating expenses:
Direct vessel operating expenses and other	28,131	19,886	8,245
General and administrative	7,229	6,205	1,024
Depreciation and amortization expense	6,246	6,247	(1)
Loss on assets held for sale	3,185	—	3,185
Gain on sales of assets	(215)	(429)	214

Total operating expenses	44,576	31,909	12,667

Operating income	23,961	15,217	8,744

Interest expense	(279)	(2,255)	1,976
Amortization of deferred financing costs	(37)	(97)	60
Foreign exchange gain (loss)	2,246	(234)	2,480
Interest income	1,227	87	1,140
Other loss (gain), net	(139)	(118)	(21)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	26,979	12,600	14,379

Income tax expense	9,963	4,050	5,913

Income before noncontrolling interest in loss of consolidated subsidiary	17,016	8,550	8,466

Noncontrolling interest’s loss in subsidiary	805	—	805

Net income	$17,821	$8,550	$9,271

Charter Hire Revenues. Charter hire revenue increased $23.2 million primarily due to increased day rates and utilization discussed previously and a weaker U.S. dollar relative to the Norwegian Kroner, which resulted in a $0.7 million positive impact on revenues.
Amortization of Non-Cash Deferred Revenues. The amortization of non-cash deferred revenues decreased $2.1 million primarily due to the expected decrease in revenues related to the deemed unfavorable contracts recorded at the Exit Date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.
Direct Vessel Operating Expenses. Direct vessel operating expenses increased $8.2 million primarily due to:
•	increased marine inspection costs of $4.0 million attributable to the process of destacking nine of our cold stacked vessels and the timing of regulatory dry dockings. Five of these vessels will operate in Southeast Asia, one of the vessels will be mobilized to West Africa for operations and the remaining two vessels will operate in our Gulf of Mexico fleet. As a result of our accounting policy to expense maintenance and classification costs as incurred, the timing of a vessel’s regulatory dry docking and the class of vessels undergoing regulatory dry docking may result in fluctuations in direct vessel operating expenses when compared to prior periods;

•	increased labor costs of $1.3 million as a result of higher vessel utilization, crew shortages resulting in increases in crew labor rates in the Gulf of Mexico, and an increased pension expense of $1.4 million.
General and Administrative Expenses. General and administrative expenses increased $1.0 million due to:
•	increased professional fees of $1.1 million incurred to pursue consummation and establishment of our EMSL partnership, information systems enhancements; and

•	increased personnel costs of $0.2 million resulting from the adoption of an annual incentive awards plan in the fourth quarter of 2005 and increased salary expense related to new senior management.
Loss on assets held for sale. During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River, our SWATH crew boat. Upon evaluation of the net recovery value, we recognized an impairment loss of $2.2 million and transferred the remaining book value of the SWATH crew boat to assets held for sale in December 2005. During our quarterly impairment review, we determined the crew boat should be impaired an additional $3.2 million in the third quarter of 2006.
Interest Expense. Interest expense decreased $2.0 million primarily due to the repayment of our U.S. Credit Facility and NOK Term Loan coupled with a decrease in our average debt outstanding, which was partially offset by higher Norwegian variable interest rates on our Norwegian debt.
Foreign exchange gain. Foreign exchange gains increased $2.5 million primarily due the establishment of a $45.5 million U.S. dollar account held in a Norwegian subsidiary in June 2006.
Interest income. Interest income increased $1.1 million as a result of an increase in cash and cash equivalents.
Income Tax Expense. Consolidated income tax expense in the third quarter of 2006 was $10.0 million, which is primarily related to the income generated by our U.S and Norwegian operations. The Company’s third quarter 2006 effective tax rate of 37% differs slightly from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $10.0 million of income tax expense net of operating losses is a $4.8 million deferred tax charge with an offset to additional paid-in-capital as current taxes payable were deferred due to utilization of net operating losses. Income tax expense in the third quarter of 2005 was $4.1 million, primarily related to our Norwegian operations. In 2006 and 2005, we recognized a full valuation allowance against our net deferred tax asset.
Noncontrolling interest in loss of consolidated subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $0.8 million for the three months ended September 30, 2006 represents the noncontrolling interest’s share of EMSL’s loss. The loss in EMSL is a of result maintenance and classification costs incurred to destack the five cold-stacked supply vessels to be mobilized to South East Asia in early 2007.
Comparison of the Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the nine months ended September 30, 2006 compared to the same period in 2005 (in thousands). The combined results for the nine months ended September 30, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change certain accounting policies upon our emergence from bankruptcy:

•	Amortization of non-cash deferred revenues;

•	Total revenues;

•	Direct vessel operating expenses and other;

•	General and administrative;

•	Amortization of marine inspection costs;

•	Depreciation and amortization expense;

•	Total operating expenses;

•	Operating income (loss);

•	Income (loss) before income taxes; and

•	Net income (loss).

			Predecessor
	Successor Company		Company
				Non-GAAP
		Period from	Period from	Combined
	Nine months	March 15, 2005	January 1, 2005	Results for the
	ended	through	through	Nine months ended
	September 30, 2006	September 30, 2005	March 14, 2005	September 30,2005	Variance
Revenues:
Charter hire	$177,421	$91,347	$29,869	$121,216	$56,205
Amortization of non-cash deferred revenues	3,709	7,072	—	7,072	(3,363)
Other vessel income	695	74	17	91	604

Total revenues	181,825	98,493	29,886	128,379	53,446

Operating expenses:
Direct vessel operating expenses and other	78,352	46,848	16,217	63,065	15,287
General and administrative	19,688	13,226	4,030	17,256	2,432
Amortization of marine inspection costs	—	—	2,055	2,055	(2,055)
Depreciation and amortization expense	18,774	13,744	6,703	20,447	(1,673)
Insurance recovery from a loss on assets held for sale	(605)	—	—	—	(605)
Loss on assets held for sale	3,185	—	—	—	3,185
Loss (gain) on sales of assets	(1,332)	(707)	2	(705)	(627)

Total operating expenses	118,062	73,111	29,007	102,118	15,944

Operating income	63,763	25,382	879	26,261	37,502

Reorganization costs	—	—	(6,659)	(6,659)	6,659
Gain on debt discharge	—	—	166,459	166,459	(166,459)
Fresh-start adjustments	—	—	(219,008)	(219,008)	219,008
Interest expense	(1,163)	(4,935)	(1,940)	(6,875)	5,712
Amortization of deferred financing costs	(133)	(209)	(50)	(259)	126
Foreign exchange gain (loss)	1,823	(99)	23	(76)	1,899
Interest income	2,653	192	—	192	2,461
Other gain (loss), net	(483)	(368)	(18)	(386)	(97)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	66,460	19,963	(60,314)	(40,351)	106,811

Income tax expense	24,927	7,742	1,047	8,789	16,138

Income before noncontrolling interest in loss of consolidated subsidiary	41,533	12,221	(61,361)	(49,140)	90,673

Noncontrolling interest in loss of consolidated subsidiary	805	—	—	—	805

Net income (loss)	$42,338	$12,221	$(61,361)	$(49,140)	$91,478

Charter Hire Revenues. Charter hire revenues increased $56.2 million primarily due to increased day rates and utilization discussed above. Increased charter hire revenue was partially offset by a stronger U.S. dollar relative to the Norwegian Kroner, which caused a $0.3 million negative impact on revenues for the nine months ended September 30, 2006.

Amortization of Non-Cash Deferred Revenues. The amortization of non-cash deferred revenues decreased $3.3 million primarily due to a decrease in revenues related to the deemed unfavorable contracts recorded at the Exit Date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.
Direct Vessel Operating Expenses. Direct vessel operating expenses increased $15.3 million primarily due to:
•	increased marine inspection costs of $10.2 million attributable to the destacking of nine of our cold stacked vessels, some of which are currently in progress, and the timing and class of vessels undergoing regulatory dry dockings. Five of these vessels will operate in Southeast Asia, one vessel will be mobilized to West Africa for operations and the remaining vessels will operate in our Gulf of Mexico fleet. As result of our accounting policy to expense maintenance and classification costs as incurred, the timing of a vessel’s regulatory dry docking and the class of vessels undergoing regulatory dry docking may result in fluctuations in direct vessel operating expenses when compared to prior periods;

•	increased labor costs of $2.1 million as a result of higher vessel utilization and increases in crew labor rates in the Gulf of Mexico;

•	increased pension expense of 1.4 million; and

•	increased mobilization costs of $1.2 million which includes the related labor expenses, maintenance and repairs expenses and supplies and miscellaneous expenses related to the mobilization of two vessels into West Africa.
General and Administrative Expenses. General and administrative expenses increased $2.4 million primarily due to:
•	increased personnel costs of $0.9 million resulting from the adoption of an annual incentive awards plan in the fourth quarter, 2005 and increased salary expense related to new senior management; and

•	increased professional fees of $1.6 million necessary to consummate and establish the EMSL partnership, recruit and retain senior management, and information systems upgrades.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.7 million. The decreased depreciation is a result of the overall reduction in the net book value of our long-lived assets which was recorded when the negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005.
Insurance recovery from a loss on assets held for sale. The Company recognized $0.6 million in insurance recoveries as a result of greater than anticipated insurance recoveries on assets that were damaged in 2005 and impaired and transferred to held for sale in the fourth quarter of 2005.
Loss on assets held for sale. During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River, our SWATH crew boat. Upon evaluation of the net recovery value, we recognized an impairment loss of $2.2 million and transferred the remaining book value of the SWATH crew boat to assets held for sale in December 2005. During our quarterly impairment review, we determined the crew boat should be impaired an additional $3.2 million in the third quarter of 2006.
Gain on Sale of Assets. We recognized a $1.3 million gain on sale of assets primarily due to the sale of three crew boats and a cold stacked supply vessel during the nine months ended September 30, 2006.
Reorganization Costs. From April 2004 through March 14, 2005, we incurred expenses associated with our reorganization effort, primarily comprised of fees to legal and financial advisors. During the first quarter of 2005, we expensed $6.7 million in fees related to our reorganization effort. Now that the reorganization is completed, these costs are no longer being incurred.
Interest Expense. Interest expense decreased $5.7 million. The decrease in interest expense is primarily due to the repayment of our U.S. Credit Facility in the fourth quarter of 2005 and the repayment of our NOK Term loan in the second quarter of 2006 and a lower average debt balance in Norway, which was partially offset by higher variable interest rates.
Foreign exchange gain. Foreign exchange gains increased $1.9 million primarily due the establishment of a $45.5 million U.S. dollar account held in a Norwegian subsidiary in June 2006.
Interest Income. Interest income increased $2.5 million primarily due to an increase in cash equivalents.
Income Tax Expense. Consolidated income tax expense for the nine months ended September 30, 2006 of $24.9 million, which is primarily related to the income generated by our U.S and Norwegian operations. The Company’s

September 30, 2006 effective tax rate of 38% differs slightly from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $24.9 million of income tax expense net of operating losses is a $13.7 million deferred tax charge with an offset to additional paid-in-capital as current taxes payable were deferred due to utilization of net operating losses. We recorded income tax expense in first nine months of 2005 of $7.7 million primarily related to our Norwegian operations. In 2006 and 2005, we recognized a full valuation allowance against our net deferred tax asset.
Noncontrolling interest in loss of consolidated subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $0.8 million for the nine months ended September 30, 2006 represents the noncontrolling interest’s share of EMSL’s loss. The loss in EMSL is a of result maintenance and classification costs incurred to destack the five cold-stacked supply vessels to be mobilized to South East Asia in early 2007.
Our Liquidity and Capital Resources
Description of Indebtedness
NOK Term Loan
On June 26, 2003, we entered into the NOK Term Loan in the amount of NOK 150 million ($23.1 million at September 30, 2006). Amounts borrowed under the NOK Term Loan bore interest at NIBOR (Norwegian Interbank Offered Rate) plus 2%. We remitted the final payment of NOK 70 million ($11.3 million) on June 30, 2006.
NOK Revolver
The NOK Revolver had a total facility amount of NOK 446 million ($68.6 million) of which NOK 40 million ($6.1 million) was outstanding. Due to covenant restrictions, we had NOK 406 million ($62.4 million) of available capacity under the NOK Revolver at September 30, 2006. Currently, the NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. The availability of the NOK Revolver was reduced by NOK 34 million ($5.2 million) on April 20, 2006 as a result of the pending sale, now completed, of two AHTS vessels and two PSV vessels to the EMSL, which was later completed on June 30, 2006. We are currently in compliance with the financial covenants in the NOK Revolver.
In accordance with U.S. generally accepted accounting principles, or GAAP, we have classified the NOK Revolver as a current liability in the September 30, 2006 and December 31, 2005 consolidated balance sheets. For cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any amounts outstanding under the facility during the next twelve months. We had NOK 40 million ($6.1 million) and NOK 110 million ($16.9 million) outstanding under this facility as of September 30, 2006 and December 31, 2005, respectively. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility.
Our Capital Requirements
Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities.
At September 30, 2006, we had approximately $100.8 million in cash. Of the approximately $100.8 million in cash, $3.0 million is internally restricted to fund the operations of EMSL. Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash. Over the next eighteen months, we will continue to retain the benefit of operating five vessels under the bareboat agreement and will begin to share in any operating profits from EMSL. Currently, we intend to reinvest all of EMSL operating profits to expand business its operations.
Although we do not expect to be required to repatriate cash from our Norwegian subsidiary in 2006, we are preparing to reduce the paid-in-capital in one of our Norwegian subsidiaries in order to provide us with the flexibility to repatriate cash from Norway if required. In general, in order to repatriate funds from Norway in a tax-efficient manner, we would be required to reduce the paid-in-capital in one of our Norwegian subsidiaries and put an intercompany note in place. As of September 30, 2006, we have not effectuated a reduction of paid-in-capital and have therefore not repatriated funds in a tax efficient manner. Our ability to complete this reduction in paid-in-capital, which is anticipated to be completed in 2006 or early 2007, depends on a number of factors, including:
•	The consent of our Norwegian bank syndicate;

•	The ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities in Norway;

•	The ability to complete the reduction without the incurrence of tax or other consequences by state and national regulating and taxing authorities;

•	The availability of cash at the Norwegian subsidiary, or availability under the NOK Revolver in order to generate funds for the transfer; and

•	The ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in the NOK Revolver following completion of the reduction.
All of these factors will be required to be completed or resolved to enable us to repatriate funds from Norway in a tax efficient manner.
The following financial information and discussion reflects the Predecessor and Successor Companies’ actual combined statements of cash flows for the nine months ended September 30, 2006 compared to the same period ended 2005 (in thousands). The combined results for the nine months ended September 30, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ cash flow for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following cash flow line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:
•	Net income (loss);

•	Depreciation and amortization;

•	Amortization of non-cash deferred revenue;

•	Deferred marine inspection costs; and

•	Stock based compensation.

			Predecessor
	Successor Company		Company
				Non-GAAP
		Period from	Period from	Combined
	Nine months	March 15, 2005	January 1, 2005	Results for the
	ended	through	through	Nine months
	September 30, 2006	September 30, 2005	March 14, 2005	September 30, 2005	Variance
Cash and cash equivalents at beginning of period	$51,218	$19,154	$13,170	$13,170	38,048

Cash flow provided by (used in)
Operating activities	75,097	9,468	9,168	18,636	$56,461
Investing activities	(13,708)	1,375	(650)	725	(14,433)
Financing activities	(10,009)	(14,988)	(2,596)	(17,584)	7,575
Effect of exchange rate changes on cash and cash equivalents	(1,780)	(518)	62	(456)	(1,324)

Net increase (decrease in cash and cash equivalents)	49,600	(4,663)	5,984	1,321	48,279

Cash and cash equivalents at end of period	$100,818	$14,491	$19,154	$10,838	$89,980

Operating cash flows increased by $56.5 million, primarily due to increased earning from operations as previously discussed, which was partially offset by changes in working capital related to increased accounts receivable from revenue increases and timing differences in accounts payable and accrued expenses.
Cash flows used by investing activities increased $14.4 million primarily due to advance payments of $8.6 million for vessel new builds. We also had increases in restricted cash of $4.1 million of which $3.5 million was received as restricted cash from EMSL to secure the transfer of vessels upon the second closing date.

Cash flows used in financing activities decreased $7.6 million primarily due to the non-controlling interest’s cash contribution of $20.9 million to EMSL, which was more than offset by net debt payments of $31.5 million in the first nine months of 2006 compared to net debt payments of $19.0 million in the first nine months 2005. During 2005, we refinanced $54.6 million of our outstanding debt on January 19, 2005, which was later refinanced on the Exit Date. In the aggregate, this is presented as both repayments of and proceeds from debt of $109.1 million.
The following table summarizes our contractual commitments as of September 30, 2006 for the periods ending (in thousands):

	Three months
	ending	Year ended December 30,
Description	December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total
Debt (1)	$629	$1,258	$1,258	$7,579	$1,258	$1,258	$3,142	$16,382
Interest on fixed rate debt (2)	155	544	467	391	314	237	256	2,364
Interest on variable rate debt (3)	84	337	337	253	—	—	—	1,011
Construction contracts	3,500	40,351	8,750	—	—	—	—	52,601
Operating leases	518	2,011	1,943	1,776	1,643	1,478	1,858	11,227
Pension obligations	368	1,500	702	737	774	812	852	5,745

Total	$5,254	$46,001	$13,457	$10,736	$3,989	$3,785	$6,108	$89,330

(1)	Excludes fresh-start debt premium. We consider the NOK Revolver to be a long-term source of funds since advances can be refinanced until the facility reduces over time, concluding in September 2009; therefore, the above table shows the NOK Revolver being repaid in its final year of maturity in September of 2009.

(2)	Calculated at the rate applicable at September 30, 2006. Although the NOK Revolver is classified as current in accordance with GAAP requirements, we have projected the interest on the facility until its full maturity in 2009.
We have issued standby letters of credit totaling $7.7 million as of September 30, 2006. As a result of the provisions within the letter of credit agreements and the refinancing of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($8.1 million) into an escrow account. In addition, we deposited $1.8 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”
At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($25.7 million as of September 30, 2006). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price.
On September 1, 2006, the Company entered into contracts for the construction of two GPA design 640 210-foot diesel electric powered platform supply vessels, for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 dynamic positioning systems. The expected delivery date for the first vessel is in March 2008, and the second vessel is scheduled to be delivered in July 2008. The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery. As of September 30, 2006, the Company remitted payments of approximately $3.5 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress. The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price of the two vessels.
We plan to fund the construction of all three vessels from cash and cash flows from operations.
Our remaining planned capital expenditures to be incurred during the reminder of 2006 are approximately $6.8 million to fund vessel improvements and other capital expenditures. In addition, we anticipate spending approximately $5.7 million to fund upcoming vessel marine inspections during the remainder of 2006. Marine inspection costs are included in operating expenses in all periods after our Reorganization.

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
On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. Currently, the North Sea Pension Plans have an October 31 measurement date, which will be changed to the Company’s fiscal year in 2006. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. In accordance with fresh-start accounting, the Company recognized an overfunded pension asset and an underfunded pension liability its Consolidated Balance Sheet upon emergence from reorganization on March 15, 2005; therefore, the Company does not expect its implementation to have a significant impact on the Company’s financial conditions or results of operations.
In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosures for uncertain tax positions recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on the condensed consolidated financial statements.
During September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that is not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.
CAUTIONARY STATEMENTS
Certain statements made in this Quarterly Report that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith ;

•	our ability to repatriate cash from foreign operations if and when needed;

•	estimated funding contributions for defined benefit pension plans;

•	projected or anticipated benefits from future or past acquisitions and partnerships;

•	projections involving revenues, operating results or cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and

•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans and financial results and any other statements which are not historical facts .
You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “should,” “anticipate,” “project,” “estimate” or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. We disclaim any intent or obligation to update the forward-looking statements contained in this Quarterly Report, whether as a result of receiving new information, the occurrence of future events or otherwise, other than as required by law. We caution investors not to place undue reliance on forward-looking statements.
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
Important risk factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:
Risks Relating to our Operations
•	Our fleet includes many older vessels that require increased levels of maintenance and capital expenditures to maintain them in good operating condition and the fleet may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped.

•	Our inability to upgrade our fleet successfully could adversely affect our financial condition and results of operations.
•	Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
•	Operating internationally poses uncertain hazards in regions of political and economic instability.
•	As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and any violation of this act may affect our business and operations adversely.
•	Our marine operations are seasonal and depend, in part, on weather conditions. As a result, our results of operations will vary throughout the year.
•	Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
•	Our operations are subject to federal, state, local and other laws and regulations that could require us to make substantial expenditures.
•	Our U.S. employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.
•	The loss of a key customer could have an adverse impact on our financial results.
•	We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.
•	The loss of key personnel may reduce operational efficiency and negatively impact our results of operations.
•	The loss of crewmembers without replacements in a timely manner may reduce operational efficiency and negatively impact our results of operations.
•	Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.
•	The removal or reduction of the partial reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.
•	Upon completion of hurricane related repair and construction activity in the Gulf of Mexico, demand for our vessels and services could decrease.
•	Management decisions needed to successfully operate EMSL, our 49% partnership, are subject to the majority owner’s approval If our management team is unable to reach a consensus with the majority owner on material matters, ESML operators may not be able to successfully operate EMSL and our results of operations may be negatively affected.
Risks Relating to our Industry
•	We are dependent on the oil and gas industry. Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.
•	If our competitors are able to supply services to our customers at a lower price, we may have to reduce our day rates, which would reduce our revenues.

Risks Relating to our Capital Structure
•	Our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling activity. If we are unable to stabilize our cash flow during depressed markets, we may not be able to meet our obligations under credit facilities and we may not be able to secure financing or have sufficient capital to support our operations.
•	We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our operational flexibility.
•	We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.
•	Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events which could have an adverse impact on our financial position.
•	Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.
•	Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.
•	Currency fluctuations could adversely affect our financial condition and results of operations.
•	Our ability to issue primary shares in the equity capital markets for our benefit could be limited by the terms of our registration rights agreement with certain of our existing common stockholders. Additionally, these stockholders may sell a large number of shares of common stock in the public market, which may depress the market price of our stock.
Risks Relating to the Ownership of our Common Stock
•	Our charter documents include provisions limiting the rights of foreign owners of our capital stock.
•	Some anti-takeover provisions contained in our charter could hinder a takeover attempt.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk during the first nine months of 2006. For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s 2005 Annual Report on Form 10-K in conjunction with the information contained in this Report.
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
There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As reported in our Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, on December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.
On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On July 10, 2006, the Debtors filed an opposition to plaintiff’s motion to amend. That motion was heard on August 10, 2006 and is currently under review by the Bankruptcy Court.
We believe that plaintiffs’ allegations are without merit, and we intend to defend the action vigorously.
In addition, we are party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.
Item 1A. Risk Factors.
Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following new risk factor relates to our minority owned consolidated subsidiary:
•	Management decisions needed to successfully operate EMSL, our 49% partnership, are subject to the majority owner’s approval. If our management representatives are unable to reach a consensus with the majority owner on material matters, we may not be able to successfully operate EMSL and our results of operations may be negatively affected.
On June 30, 2006, we entered into a partnership with COSL. We hold a 49% equity interest in the partnership, EMSL, and COSL holds the remaining equity interest of 51%. Our management representatives may want to explore business opportunities and enter into material agreements for the benefit of EMSL, which are subject to COSL’s approval. If COSL and our management representatives are unable to reach a consensus, it could materially hinder our ability to successfully operate the partnership.
In addition to the risk factor set forth above, the risk factors below were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and have been updated.
The following risk factor has been updated to elaborate on the risks involving the Norwegian shipping tax regime:
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
In addition, our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, or if the shipping tax regime is abolished by the Norwegian government, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. As of December 31, 2005, our Norwegian Shipping tax regime subsidiary has a deferred income tax liability of NOK 311 million ($46.1 million). Paying this deferred tax liability could have a material adverse affect on our financial condition.
The following risk factor has been updated to reflect the increasing instability in Nigeria:
•	Operating internationally poses uncertain hazards in regions of political and economic instability.
Our international operations are subject to a number of risks inherent to any business operating in foreign countries and especially those with emerging markets. As we continue to increase our presence in such countries, including Nigeria, our operations will encounter the following risks, among others:
•	government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential vessel seizure or confiscation, or the expropriation, nationalization or detention of assets;

•	repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

•	exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	lack of ability to collect amounts owed;

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

•	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crewmembers or specialized equipment in areas where local resources are insufficient;

•	decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	terrorist attacks, including kidnappings of our crewmembers or onshore personnel.
We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits.
(a) Exhibits:

Exhibit
Number
10.1	Amended and Restated Employment Agreement, effective as of July 1, 2006, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 6, 2006).
10.3	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).
10.4	Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated September 8, 2006).
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
By: /s/ Geoff Jones
Geoff Jones
Chief Financial Officer (Authorized Signatory and Principal Financial Officer) Date: November 9, 2006

INDEX TO EXHIBITS
(a) Exhibits:

Exhibit
Number
10.1	Amended and Restated Employment Agreement, effective as of July 1, 2006, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 6, 2006).
10.3	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).
10.4	Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated September 8, 2006).
31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith