Form 10-K
period 2006-12-31
TRICO MARINE SERVICES INC
filed 2007-03-02
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28316
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)
3200 Southwest Freeway, Suite 2950, Houston, Texas (Address of principal executive offices)	77027 (Zip code)

Registrant’s telephone number, including area code: (713) 780-9926

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2006 based on the average bid and asked price of such voting stock on that date was $516,513,121.

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at February 12, 2007 was 14,817,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2006

i

PART I

Items 1.	Business

General

We are a leading provider of marine support vessels to the offshore oil and gas industry, primarily in the North Sea, Gulf of Mexico, West Africa, Mexico and, to a lesser extent, Brazil. As of December 31, 2006, our fleet consisted of 68 vessels, including ten large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 44 supply vessels, seven crew boats, and one line handling (utility) vessel. Our diversified fleet of vessels provides a broad range of services to offshore oil and gas operators, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation, repair and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles), well stimulation, sea floor cable laying and trenching services.

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

In addition, we hold a 49% equity interest in Eastern Marine Services Limited (“EMSL”), a recently-formed Hong Kong limited liability company in which China Oilfield Services Limited (“COSL”) holds a 51% equity interest. EMSL was formed to develop and provide international marine support services for the oil and gas industry in China, other countries within Southeast Asia and Australia. We capitalized EMSL in 2006 by contributing to it four North Sea class supply vessels and six Gulf class supply vessels (five of which were stacked). The bills of sale for another four Gulf class supply vessels are being held in escrow and will be released to EMSL when their contracted work is complete. In return, we received our 49% interest in EMSL and approximately $14.4 million in cash, with another $3.5 million due to us when title to the vessels in escrow is released to EMSL.

Our principal executive offices are located at 3200 Southwest Freeway, Suite 2950, Houston, Texas 77027. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on our website is not part of this annual report. Unless the context represents otherwise, references to “we,” “us,” “our,” “the Company” or “Trico” are intended to mean the consolidated business of Trico Marine Services, Inc.

Business Strategy

Our Growth Strategy

Our growth strategy focuses on improving the quality and stability of our cash flows while creating stockholder value throughout cyclical fluctuations in our industry. The key components to our business strategy are described below.

•	Expand into growing markets. We will continue to capitalize on our experience, personnel and fleet to expand our presence in emerging markets while leveraging the strengths of our global partners. Our goals are to continue to efficiently deploy our vessels into profitable operations, particularly through the use of joint ventures, and with an emphasis on prudent mobilizations from the Gulf of Mexico to regions that have stronger long-term growth fundamentals.

•	Upgrade and renew our fleet. Through our fleet renewal program, we will continue to seek opportunities to acquire existing vessels or construct new vessels to address the global needs of our customers and to renew our fleet. Our fleet renewal program aims to improve our fleet’s capabilities and reduce our fleet’s age by focusing on next generation vessels with broad customer applicability which can be deployed worldwide.

•	Maintain a conservative financial profile. We use a centralized and disciplined approach to pricing to achieve a balance of spot exposure and term contracts. We also intend to maintain our conservative capital structure which we believe is a prudent financial strategy in our highly cyclical industry.

•	Seek attractive acquisition opportunities. In addition to organic growth through our fleet renewal program, our management team will seek attractive acquisition opportunities that complement our existing growth strategy, further enhance our global footprint, and maximize our ability to service our customers’ needs worldwide.

•	Leverage our geographic presence to develop niche opportunities. By leveraging the expertise and resources of our global operations, we intend to develop and pursue niche opportunities in specific regions to expand our service offerings in the marine oilfield service sector.

2006 Events

New vessel construction.  At March 31, 2006, we entered into a contract with Solstrand AS to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of December 31, 2006). This vessel will incorporate diesel electric propulsion and Dynamic Positioning System Class — 2 (DP-2 certification), clean and comfort class and will have large carrying capacity anticipated to be 3,300 deadweight tons.

On September 1, 2006, we entered into contracts with Bender Shipbuilding & Repair Co., Inc. to construct two GPA 640 design 210-foot platform supply vessels for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and Dynamic Positioning System Class — 2. We plan to fund construction costs related to each vessel from cash and cash flow from operations.

Minority owned consolidated subsidiary.  On June 30, 2006, the Company entered into a long-term shareholders agreement with China Oilfield Services Limited (“COSL”) for the development and provision of international marine support services. As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited (“EMSL”) located in Hong Kong. The Company owns a 49% interest in EMSL and COSL owns a 51% interest. With its registered office located in Hong Kong, EMSL, will provide marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia.

Increased executive management depth.  On May 8, 2006, the Board of Directors of Trico Marine Services, Inc. appointed Larry D. Francois as Senior Vice President of Operations. He has almost 30 years of experience in the maritime industry.

On July 5, 2006, the Board of Directors of Trico Marine Services, Inc. appointed Robert V. O’Connor as Senior Vice President of Business Development. He has over 20 years of experience in the maritime industry.

The Industry

Marine support vessels are used primarily to transport equipment, supplies and personnel to drilling rigs, to tow drilling rigs and equipment and to support the construction, installation, repair and maintenance of offshore oil and gas production platforms. The principal types of vessels that we operate can be summarized as follows:

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

Anchor Handling, Towing and Supply Vessels.  Anchor handling, towing and supply vessels, or AHTSs, are used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition to these capabilities, AHTSs can be used in supply, oil spill recovery, tanker lifting and floating production, storage and offloading, or FPSO, support roles when they are not performing anchor handling and towing services. AHTSs are characterized by large horsepower (generally averaging between 8,000-18,000 horsepower), shorter afterdecks and special equipment such as towing winches.

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

Market Areas

We operate primarily in the North Sea, the Gulf of Mexico, West Africa, Mexico, Southeast Asia and to a lesser extent, Brazil. We are currently evaluating the desired vessel composition and level of operations in each of these regions. We are also evaluating certain other market areas for possible future strategic development.

Financial data, including revenues, expenses and assets, of our primary market area/operating segments is detailed in Note 20 to the consolidated financial statements included in Part II of the Form 10-K.

North Sea.  The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany and Ireland, and the area west of the Shetland Islands. Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. The entire North Sea has strict vessel requirements which prevent many vessels from migrating to the area. Contracting in the region is generally for term work, often for multiple years. As of January 31, 2007, we had nine PSVs and five AHTSs actively marketed in the North Sea. Independent oil companies, National oil companies, and Major oil companies historically predominated drilling and production activities in the North Sea. Over the past few years, an increasing number of new, smaller entrants have purchased existing properties from the traditional participants or acquired leases, which is leading to an increase in drilling and construction.

Gulf of Mexico.  The Gulf of Mexico is one of the most actively drilled offshore basins in the world and is home to approximately 4,000 production platforms. Shallow water drilling primarily targets natural gas, and deepwater activity is split between natural gas and oil. The weather is generally benign, and harsh environment capable equipment is unnecessary. The Jones Act requires all vessels working in coastwise trade in the Gulf of Mexico to be U.S. built, owned, flagged and crewed. As of January 31, 2007, we had a total of 26 actively marketed vessels in the Gulf of Mexico, including 22 supply vessels and four crew boats. Independent oil companies have become the most active operators in the shallow water Gulf of Mexico while independents and major international oil companies are more active in the deeper water regions. We believe that drilling activity in the shallow water Gulf of Mexico has increased due to sustained high oil and gas prices, the stability of the U.S. market and the existence of subsea infrastructure to transport new production onshore. Construction and repair activity in the Gulf of Mexico has increased to support this drilling and to repair platforms and rigs affected by hurricanes.

West Africa.  We operate from several ports in West Africa that are managed from our office in Lagos, Nigeria. In West Africa, we currently have vessels operating in Nigeria, Angola, Gabon and Congo. Several operators have scheduled large scale offshore projects, and we believe that vessel demand in this market will continue to grow. As of January 31, 2007, we had one AHTS, one crew boat, and nine supply vessels actively marketed in West Africa. West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the prospects for large field discoveries in the region. We expect drilling and construction activity in this region to expand over the coming years.

Mexico.  We have operations from several ports in Mexico that are managed from our office in Ciudad del Carmen. This market is characterized primarily by term work and recently has experienced modest increases in day rates. As of January 31, 2007, we had one crew boat and four supply vessels actively marketed in Mexico. The Mexican constitution provides that the Mexican nation owns all hydrocarbon resources in the country. In 1938, Mexico nationalized its oil sector, creating PetroleosMexicanos (Pemex) as the sole oil operator in the country. In 1992, Pemex divided into four operating subsidiaries ( E&P, gas and basic petrochemicals, petrochemicals, and petrochemicals and refining). Pemex is the largest company in Mexico and one of the largest oil and natural gas companies in the world. Construction work to support this growth is performed by numerous local and U.S. contractors. We principally serve the construction market and are seeking to increase our services directly to Pemex.

Southeast Asia.  In June 2006, we entered into an agreement with COSL to form EMSL. EMSL’s commercial office is located in Shanghai, China. EMSL will provide marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects in China, Australia, and Southeast Asia. This region has experienced tremendous economic growth and is projected to continue to increase its energy consumption. Trico contributed 14 vessels to EMSL. Of the initial contribution, five vessels are scheduled to be mobilized to China during the first quarter of 2007, five will be bareboated to Norway until the latter of December 31, 2007 or expiry of any existing contracts and the remaining four vessels will be mobilized in China in January 2008. Expansion into this geographic region of the world is part of our continued international growth strategy. We are excited about the region’s demographics and growth that the region will offer in the future.

Brazil.  Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. As of January 31, 2007, we had one line handler and PSV actively marketed in Brazil. Our line handler vessel is contracted to Petróleo Brasileiro SA, or Petrobras, the state-owned oil company and the largest operator in Brazil.

Our Fleet

Existing Fleet.  The following table sets forth information regarding the vessels operated by us as of January 31, 2007:

	Number of
Type of Vessel	Vessels	Length	Horsepower

Supply Vessels	41	166¢-230¢	2,000 – 6,140
PSVs	10	190¢-304¢	4,050 – 10,800
AHTSs	6	212¢-261¢	11,140 – 15,612
Crew/Line handling vessels(1)	8	93¢-155¢	1,200 – 10,600

(1)	Includes our SWATH crew boat, which is classified as an asset held for sale as of January 31, 2007.

As of January 31, 2007, the average age of our vessels was 18 years. A vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, we calculate the vessel’s age based on an average of the construction date and the refurbishment date.

Included in Item 7 is an internal allocation of our charter revenues among vessel classes for each of the past three fiscal years.

Vessel Maintenance.  We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard Regulations and to maintain American Bureau of Shipping, Det Norske Veritas or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels. We incurred approximately $20.4 million, $8.5 million and $11.4 million in dry-docking and marine inspection costs in the years ended December 31, 2006, 2005 and 2004, respectively. The significant increase in 2006 was primarily attributable to destacking of nine of our cold stacked vessels, five of which are currently in progress coupled with the timing and class of vessels undergoing regulatory dry docking.

On March 15, 2005, in connection with our reemergence from bankruptcy we elected to change our accounting policy to record all marine inspection costs as expenses in the period in which the costs are incurred. We believe that this change is preferable because it provides a better representation of operating expenses and earnings during a given period. For all periods prior to March 15, 2005, we recorded the cost of major scheduled dry-dockings in connection with regulatory marine inspections for our vessels as deferred charges. Under this method of accounting, deferred marine inspection costs were amortized over the expected periods of benefit, which typically ranged from two to five years.

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

Dispositions of assets.   During the past few years, we began to market some of our older, less utilized assets for sale in an effort to streamline and focus our operations on our core assets. This process resulted in the sale of two crew boats in the first quarter, one cold stacked vessel in the second quarter and one crew boat in the third quarter of 2006. In the fourth quarter of 2005 there were sales of three cold stacked vessels, one crew boat and five line handler vessels. We also sold three PSVs, one of which was sold in 2004 and the remaining two of which were sold in the first and second quarter of 2005. In addition to the sale of vessels, we entered into a sale-leaseback transaction for our 14,000 square foot primary office in the North Sea to provide additional liquidity. The sale generated approximately $2.8 million of cash proceeds. We entered into a 10-year lease for the use of the facility, with annual rent payments of approximately $0.3 million.

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

As of January 31, 2007, the average age of our vessels was 18 years. The age of many of our competitors’ fleets is substantially younger than ours. Our older fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition, and as a consequence may be subject to longer or more frequent periods of unavailability. For all of these reasons, our existing fleet may be impacted by a downturn in demand for offshore supply vessels more significantly than many of our competitors, which may have a material adverse impact on our financial condition and results of operations.

The cost and availability of dry-dock services may impede our ability to return vessels to the market in a timely manner.

From time to time our vessels undergo routine dry-dock inspection, maintenance and repair as required under U.S. Coast Guard Regulations and in order to maintain American Bureau of Shipping, Det Norske Veritas or vessel certifications for our vessels. If the cost to dry-dock, repair or maintain our vessels should continue to increase, or if the availability of shipyards to perform dry-dock services should decline, then our ability to return vessels in a timely manner to work at sustained day rates, or at all, could be materially affected, and our financial condition and results of operations may be adversely affected.

Our inability to upgrade our fleet successfully could adversely affect our financial condition and results of operations.

Our ability to upgrade our fleet depends on our ability to commission the construction of new vessels as well as the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. If we cannot purchase or construct new vessels (including existing contracts for vessels under construction), then our customers may hire our competitors’ vessels, and our financial condition and results of operations could be materially adversely affected.

Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.

Charter rates for marine support vessels in our market areas depend on the supply of and demand for vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. There are a large number of vessels currently under construction and our competitors have recently placed a large number of orders for new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel constructions, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. For example, certain of our competitors have constructed and have plans to construct additional new U.S.-flagged offshore supply vessels and foreign-flagged offshore supply vessels. A remobilization to the Gulf of Mexico of U.S.-flagged offshore supply vessels operating in other regions or a repeal or significant modification of the Jones Act or the administrative erosion of its benefits, permitting offshore supply vessels that are either foreign-flagged, foreign-built, foreign-owned or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in the law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our financial condition and results of operations.

Operating internationally subjects us to significant risks inherent in operating in foreign countries.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, such as Nigeria. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:

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

Our business plan involves establishing joint ventures with partners in targeted foreign markets. As a U.S. corporation we are subject to the Foreign Corrupt Practices Act and a determination that we violated this act including through actions taken by our foreign joint venture partners, may affect our business and operations adversely.

In order to effectively compete in certain foreign jurisdictions, such as Nigeria, we seek to establish joint ventures with local operators or strategic partners. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we have violated the FCPA could have a material adverse effect on our business and results of operations.

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

Our operations, particularly in the North Sea, West Africa, Mexico and Brazil, depend on the continuing business of a limited number of key customers. For the year ended December 31, 2006, our largest customer comprised approximately 9.4% of our total revenues. Our results of operations could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts or refuses to award new contracts to us.

We are exposed to the credit risks of our key customers, and nonpayment by our customers could adversely affect our financial condition or results of operations.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers could adversely affect our financial condition, results of operations, and could reduce our ability to pay interest on, or the principal of, our credit facilities. If any of our key customers defaults on its obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.

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

The loss of crewmembers may reduce operational efficiency and increase our labor rates.

In each of the markets in which we operate, we are vulnerable to crewmember departures. Our inability to hire trained replacements to take their place in a timely manner can adversely affect our operations, and frequently the replacements are hired at higher wages than those earned by crewmembers that departed. Should we experience a significant number of crewmember departures and a resulting increase in our labor rates and interruptions in our operations, our results of operations would be negatively affected.

Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.

On December 31, 2006, approximately 41.7% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom and Brazil. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.

The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $6.0 million, $5.6 million and $5.5 million in 2006, 2005 and 2004, respectively. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.

Certain management decisions needed to successfully operate EMSL, our 49% partnership, are subject to the majority owner’s approval. The inability of our management representatives to reach a consensus with the majority owner may negatively affect our results of operations.

On June 30, 2006, we entered into an agreement with COSL to form EMSL, a Hong Kong limited liability company. We hold a 49% equity interest in EMSL and COSL holds the remaining equity interest of 51%. Although our management representatives from time to time may want to explore business opportunities and enter into material agreements which they believe are beneficial for EMSL, all decisions with respect to any material actions on the part of EMSL also require the approval of the representatives of COSL. A failure of COSL and our management representatives to reach a consensus on managing EMSL could materially hinder our ability to successfully operate the partnership.

Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa and Mexico. Because our revenues are generated primarily from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry (including the impact of hurricanes). Changes in the level of exploration and production expenditures and in oil and gas prices and industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to service our credit facilities.

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

Certain of our competitors have significantly greater financial resources and more experience operating in international areas than we have. Competition in the marine support services industry primarily involves factors such as:

•	price, service, safety record and reputation of vessel operators and crews; and

•	quality and availability of vessels of the type, capability and size required by the customer.

Any reduction in day rates offered by our competitors may cause us to reduce our day rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations.

Risks Relating to our Capital Structure

Our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling activity. If we are unable to stabilize our cash flow during depressed markets, we may not be able to meet our obligations under our current or any future debt obligations, and we may not be able to secure financing or have sufficient capital to support our operations, which may materially adversely affect our financial condition or results of operations.

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

Historically, our Norwegian subsidiaries generated the majority of our profits and our cash flow from operations year ended December 31, 2006 and prior periods, and from time to time we generate substantial liquidity from these subsidiaries. Our ability to repatriate funds depends on a number of factors, including:

•	the availability of cash at our Norwegian subsidiaries, or availability under the NOK Revolver of NOK 446 million or ($71.7 million) available at December 31, 2006;

•	our ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in our Norwegian subsidiaries’ NOK Revolver following completion of the repatriation; and

•	our Norwegian subsidiaries having sufficient distributable equity to support the repatriation.

Assuming that we are otherwise able to repatriate funds from Norway, in order to do so in a tax-efficient manner we would also be required to:

•	obtain the consent of our lenders under the NOK Revolver; and

•	reduce the paid-in-capital in one of our Norwegian subsidiaries without the incurrence of tax or other consequences by national regulating and taxing authorities in Norway.

Although we have recently repatriated funds from Norway, we may not be able to satisfy one or more of these conditions in the future, and as a result we may not be able to repatriate funds from our Norwegian subsidiaries in a tax-efficient manner. This inability could materially and adversely affect our U.S. cash and liquidity position.

Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events which could have an adverse impact on our financial results.

Our ability to utilize certain net operating loss carryforwards may be limited by certain events. At March 15, 2005, we had estimated net operating loss carryforwards (“NOLs”) of $327 million for federal income tax purposes that were set to expire through 2024. Upon reorganization, we recognized cancellation of debt income of $166.5 million when our $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) were converted to equity. Pursuant to applicable tax law, approximately $76 million of this cancellation of debt reduced the NOL carryforward. Additionally, the change in our ownership, will limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

Our reorganization created a change in ownership. Accordingly, the rules of Section 382 will limit the utilization of our NOLs. The Company has the option to compute the limitation pursuant to two alternatives. The Company may forego any annual limitation on the utilization of the NOL carryforward by reducing such NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity. Under this option, if another ownership change were to occur before March 15, 2007, the entire NOL carryforward would be reduced to zero. This would have a material adverse impact on our future cash flows. Alternatively, the Company may elect to apply an annual limitation on the utilization of the NOL. Under this alternative election, past interest expense would not reduce the NOL carryforward and future ownership changes would not eliminate the NOL carryforward completely. However, the NOL carryforward would be significantly limited on an annual basis. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that we will be limited in the utilization of our NOLs to offset approximately $4.7 million of post-reorganization taxable income per year. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.

Currently, the Company intends to elect to forego the annual NOL limitation. However, the Company will fully study its options before making a decision, which is due upon the filing its 2005 income tax return in April 2007.

We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial condition may be materially adversely affected.

During the past three years, our Brazilian subsidiary received non-income related tax assessments from Brazilian state tax authorities totaling approximately 28.6 million Brazilian Reais ($13.4 million at December 31, 2006) in the aggregate and may receive additional assessments in the future. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable as transportation services. If the courts in these jurisdictions uphold the assessments, it would have a material adverse affect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly have not accrued for these assessments or any potential interest charges for the potential liabilities.

In addition, our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, or if the shipping tax regime is abolished by the Norwegian government, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. As of December 31, 2006, our Norwegian Shipping tax regime subsidiary has a deferred income tax liability of NOK 394 million ($63.3 million at December 31, 2006). Paying this deferred tax liability could have a material adverse affect on our financial condition.

Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.

In general, we operate through two primary operating segments, the North Sea and Gulf of Mexico. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the

Norwegian shipping tax regime preclude us from effectively transferring the financial resources from one segment for the benefit of the other.

Additionally, there are substantial obstacles that we must overcome to achieve a funds transfer from our Norwegian subsidiaries in a tax-efficient manner, and there can be no assurance as to the success of such efforts. For a discussion of the difficulties of repatriating funds from Norway, please read “— We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our operational flexibility” above.

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

Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Brazilian Real, and the Nigerian Naira. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as comprehensive income or losses on our balance sheet. Due to the fluctuation of these currencies, primarily the NOK, we incurred a favorable accumulated foreign currency translation adjustment of $17.7 million and $8.8 million for 2004 and 2006, respectfully, and we incurred a combined unfavorable accumulated foreign currency translation adjustment of $9.5 million for the combined twelve months ended December 31, 2005. In addition, translation gains and losses could contribute to fluctuations in our results of operations. We recognized foreign exchange losses of $0.1 million and $0.3 million in 2006 and 2004, respectfully, and we recognized foreign exchange gains of $0.2 million for the twelve months ended December 31, 2005. Future fluctuations in these and other foreign currencies may result in additional foreign exchange gains or losses and could have a material adverse impact on our financial position.

The terms of our existing registration rights agreement with certain of our common stockholders may restrict the timing of any public offering or other distribution of shares of our common stock and may depress the market price of our stock.

Pursuant to the registration rights agreement we executed upon emergence from bankruptcy, certain holders of our common stock have the right to cause us to file a registration statement for the resale of a substantial number of shares of our common stock, which may be in the form of an underwritten public offering. The sale of a substantial number of shares of our common stock in the market during a short time period, whether in a single transaction or series of transactions, or the possibility that these sales may occur, could reduce the market price of our outstanding common stock. The Company has agreed that it will not effect any public offering or distribution of its equity securities during the period beginning 10 days prior to and ending 90 days after the date of the prospectus for any such offering (or such shorter period as the underwriters in such transaction may require). As a result, during any such underwritten offering our ability to access the equity capital markets at times when we believe the market is favorable could be limited, and we may have to access other sources of liquidity even if those sources are less attractive to us than selling primary shares of our common stock in the market.

Risks Relating to the Ownership of our Common Stock

Our charter documents include provisions limiting the rights of foreign owners of our capital stock.

Our certificate of incorporation provides that no shares held by or for the benefit of persons who are non-U.S. citizens that are determined, collectively with all other shares so held, to be in excess of 24.99% of our outstanding capital stock (or any class thereof) are entitled to vote or to receive or accrue rights to any dividends or other distributions of assets paid or payable to the other holders of our capital stock. Those shares determined to be in excess of 24.99% shall be the shares determined by our board of directors to have become so owned most recently. In addition, our restated certificate of incorporation provides that, at the option of our board, we may redeem such excess shares for cash or for promissory notes of our company with maturities not to exceed ten years and bearing interest at the then-applicable rate for U.S. treasury instruments of the same tenor. U.S. law currently requires that less than 25% of the capital stock of our company (or of any other provider of domestic maritime support vessels) may be owned directly or indirectly by persons who are non-U.S. citizens. If this charter provision is ineffective, then ownership of 25% or more of our capital stock by non-U.S. citizens could result in the loss of our permits to engage in coastwise trade, which would negatively affect our Gulf of Mexico business.

Some anti-takeover provisions contained in our charter could hinder a takeover attempt.

Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into classes of directors and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers and preventing you from getting a premium for your shares that would have otherwise been offered or delaying, deferring or preventing a change in control of our Company.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events, or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

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

We have entered into master service agreements with substantially all of the major and independent oil companies operating in the Gulf. Most of our charters in the Gulf are short-term contracts (60 to 90 days) or spot contracts (less than 30 days) and are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relation to the actual time vessels are chartered to a particular customer.

As of December 31, 2006, a portion of our fleet is committed under term contracts of various lengths. Some contracts contain options, at the customer’s sole discretion, to extend the contract for a specified length of time at a specified rate, while other contracts do not contain such option periods. The table below shows our contract coverage if none of the option periods are ratified by our customers (without options) and if all of the option periods are ratified by our customers (with options). A summary of the average terms of those contracts is as follows:

	Without Options
	Year Ended			Year Ended
	December 31, 2007			December 31, 2008
	% of Total			% of Total
Type of Vessel	Days available	Average day rate		Days available	Average day rate

PSVs(10)	71%	$17,650		25%	$18,812
AHTSs(6)	27%	$11,764	(1)	0%	$—	(1)
Supply Boats (34 active)	21%	$8,038		1%	$6,148
Crew/Line Handling Boats (7 active)	38%	$5,378		6%	$4,000

	With Options
	Year Ended			Year Ended
	December 31, 2007			December 31, 2008
	% of Total			% of Total
Type of Vessel	Days available	Average day rate		Days available	Average day rate

PSVs(10)	82%	$18,424		70%	$18,381
AHTS s(6)	45%	$14,739	(1)	23%	$9,242	(1)
Supply Boats (34 active)	26%	$7,921		6%	$7,149
Crew/Line Handling Boats (7 active)	47%	$5,544		14%	$5,938

(1)	The day rate for the AHTS class includes one vessel operating under a bareboat charter, during which we receive a lower day rate, but do not pay for the operating costs of the vessel.

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

No individual customer represented more than 10% of consolidated revenues during 2006, 2005 or 2004, respectively.

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

The U.S. Coast Guard regulates and enforces various aspects of marine offshore vessel operations, such as classification, certification, routes, dry-docking intervals, manning requirements, tonnage requirements and restrictions, hull and shafting requirements and vessel documentation. U.S. Coast Guard regulations, as well as class and other flag state regulations, as applicable, require that most of our vessels be dry-docked for inspection at least twice within a five-year period, while some U.S. flagged crew boats require dry- docking every two years. We believe we are in compliance in all material respects with all U.S. Coast Guard, flag and port state regulations, as applicable.

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

Under U.S. law, when our vessels are operating between U.S. ports, all licensed personnel must be U.S. citizens and unlicensed seamen must be U.S. citizens or lawfully admitted resident aliens, with the latter not to exceed 25% of the total crew. In addition, under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act of 1916, we can not engage in U.S. coastwise trade if more than 24.99% of our outstanding stock is owned by non-U.S. citizens. If we should fail to comply with these requirements, during the period of such noncompliance we would not be permitted to continue operating our vessels in U.S. coastwise trade.

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

CERCLA contains provisions dealing with remediation of releases of hazardous substances into the environment and imposes strict, joint and several liabilities for the costs of remediating environmental contamination upon owners and operators of contaminated sites where the release occurred and those companies, who transport, dispose of or who arrange for disposal of hazardous substances released at the sites. Under CERCLA, persons may incur liability for hydrocarbons or other wastes that may have been disposed of or released on or under properties that we own or operate or under other locations where such wastes have been taken for disposal. Under these laws, we could be required to remove previously disposed wastes, remediate environmental contamination, restore affected properties, or undertake measures to prevent future contamination. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.

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

Insurance

The operation of our vessels is subject to various risks representing threats to the safety of our crews and to the safety of our vessels and cargo. For our vessels, we maintain insurance coverage against risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, crew negligence, collision and navigation errors, all of which management considers to be customary in the industry. Also, we maintain insurance coverage against personal injuries to our crew and third parties, as well as insurance coverage against pollution and terrorist acts. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates that we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise. In recent years, our insurance costs have increased with higher deductibles and retention amounts.

Employees

As of January 31, 2007, we had 834 employees worldwide, including 719 operating personnel and 115 corporate, administrative and management personnel. We believe our relationship with our employees is satisfactory. To date, strikes, work stoppages, boycotts or slowdowns have not interrupted our operations.

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

Our seamen in Brazil are covered by separate collective bargaining agreements. We believe our relationship with our employees in Brazil is satisfactory.

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

Item 1B.	Unresolved Staff Comments

None.

Items 2.	Properties

Operations Bases

Our principal executives operate from our leased headquarters office in Houston, Texas. We support our Gulf of Mexico operations from an owned 62.5-acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway that provides direct access to the Gulf of Mexico. Our North Sea operations are supported from leased offices in Fosnavåg, Norway and Aberdeen, Scotland. We lease offices in Lagos, Nigeria that serve as our West Africa regional office supporting all corporate functions with technical support bases in Port Harcourt, Nigeria and Calabar, Nigeria. We also have leased sales and operational offices in Ciudad del Carmen, Mexico. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil. Recently we established operations in China. These operations are supported by our leased offices in Hong Kong and Shanghai, China.

Item 3.	Legal Proceedings

As reported in our Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, on December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987. The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.” On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February  6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.

On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On November 22, 2006, the Bankruptcy Court denied plaintiff’s motion. Plaintiff’s moved for reargument of the Court’s decision and on January 16, 2007 the Bankruptcy Court denied that motion. An evidentiary hearing on certain limited issues has been set for April 18, 2007.

We believe that plaintiffs’ allegations are without merit, and we intend to defend the action vigorously.

In addition, we are party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established accruals for these other matters and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgement in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Item 4.	Submission of Matters To a Vote Of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Between January 1, 2005 and March 14, 2005, our old common stock was traded in the “pink sheets” over the counter market under the symbol “TMARQ.PK”. On March 15, 2005, we exited Chapter 11 bankruptcy, canceled our old common stock, and issued new common stock. Our new common stock was quoted on the OTC Bulletin Board under the symbol “TRMA” from March 15, 2005 through October 18, 2005, until it was listed for quotation on the NASDAQ National Market on October 19, 2005. At February 12, 2007, we had 42 holders of record of our common stock.

The following table sets forth (i) the range of high and low close prices of our old common stock between January 1, 2004 and March 15, 2005, and (ii) the range of high and low bid prices of our new common stock between March 22, 2005 and January 31, 2007, such prices as reported by the NASDAQ National Market or over-the-counter sources for the periods indicated.

Predecessor Company(1)

	High	Low

2005
First quarter (through March 14, 2005)(2)	$0.32	$0.10

Successor Company(1)

	High	Low

2005
First quarter (from March 22, 2005 through March 31, 2005)(3)	22.25	21.00
Second quarter	21.50	17.50
Third quarter	26.75	18.70
Fourth quarter	27.20	24.25

	High	Low

2006
First quarter	33.74	26.10
Second quarter	35.20	28.57
Third quarter	38.69	32.00
Fourth quarter	39.67	31.69
2007
First quarter (through February 12, 2007)	38.00	30.00

(1)	The average basic common shares outstanding for our Predecessor were 36,908,505 for the period from January 1, 2005 through March 14, 2005. The average basic common shares outstanding for our Successor Company was 11,271,786 and 14,628,490 for the period from March 15, 2005 through December 31, 2005 and the year ended December 31, 2006, respectively.

(2)	These prices reflect the pre-reorganization shares which were subsequently canceled. The bid prices between January 1, 2005 and March 14, 2005 reflect over-the-counter market quotations without retail mark-up, mark-down or commission, and may not represent actual transactions.

(3)	No reported trading of our stock occurred between March 15, 2005 and March 21, 2005.

We have not paid any cash dividends on our common stock during the past two years and have no immediate plans to pay dividends in the future.

Equity Compensation Plan Information

As of March 15, 2005, we adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, we are authorized to issue up to 1,500,000 shares of new common stock pursuant to “Awards” granted as incentive stock options, non-qualified stock options, restricted stock, stock awards, or any combination of such Awards.

The table below reflects equity compensation plans approved by the Bankruptcy Court or approved by security holders as of December 31, 2006.

				Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	4,649		—	745,351
Equity compensation plans not approved by security holders	952,501	(2)	$14.38	—

Total	957,150			745,351	(1)

(1)	The shares remaining for issuance may also be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock).

(2)	In connection with the prepackaged plan of reorganization, the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) was submitted to the Bankruptcy Court for approval. On January 19, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization, including the 2004 Stock Incentive Plan. See Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our 2004 Stock Incentive Plan.

Item 6.	Selected Financial Data

The selected financial data presented below for the five years ended December 31, 2006 is derived from our audited consolidated financial statements. You should read this information in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and notes thereto included in Item 8 of this report on Form 10-K.

	Successor Company				Predecessor Company(1)
			Period From		Period From
			March 15, 2005		January 1, 2005
	Year Ended		through		through		Years Ended December 31,
	December 31, 2006		December 31, 2005		March 14, 2005		2004		2003		2002
					(Financial data in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$248,717		$152,399		$29,886		$112,510		$123,521		$133,942
Direct operating expenses and other	106,981		69,081		16,217		80,712		81,188		84,101
Depreciation and amortization expense	24,998		20,403		6,703		32,931		33,392		31,870
Operating income (loss)	88,390	(2)	41,816	(3)	879		(48,719	)(4)	(135,501	)(5)	(12,077	)(6)
Interest expense	1,286		6,430		1,940		33,405		30,159		28,432
Net income (loss)	58,724	(7)	20,100	(8)	(61,361	)(9)	(95,952	)(10)	(164,398)		(67,978	)(11)
Basic Per Share Data:
Net earnings (loss) per share	$4.01		$1.78		$(1.66)		$(2.60)		$(4.51)		$(1.87)
Diluted Per Share Data:
Net earnings (loss) per share	$3.86		$1.74		$(1.66)		$(2.60)		$(4.51)		$(1.87)
Balance Sheet Data:
Working capital (deficit)	$151,068	(12)	$46,259	(12)	NA	(13)	$(26,660	)(12)	$(27,740	)(12)	$(69,427	)(12)
Property and equipment, net	231,848		225,646		NA	(13)	459,211		487,019		546,223
Total assets	435,322		344,222		NA	(13)	550,755		585,191		747,175
Debt, including current portion	9,863		46,538		NA	(13)	147,131		380,166		384,146
Liabilities subject to compromise	—		—		NA	(13)	275,179		—		—
Stockholders’ equity	$312,338		222,432		NA	(13)	63,841		142,031		295,326

(1)	We exited bankruptcy protection on March 15, 2005. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of our company to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

(2)	Includes impairment on assets held for sale, net of insurance recoveries, of $2.6 million

(3)	Includes impairment on assets held for sale of $2.2 million and gains on sales of assets $2.5 million.

(4)	Includes impairment charges of long-lived assets held for use of $8.6 million and losses on assets held for sale of $10.7 million.

(5)	Includes goodwill impairment charges of $113.0 million, losses on assets held for sale of $6.2 million and a gain on sales of assets of $1.0 million.

(6)	Includes charges for impairment of long-lived assets of $5.2 million.

(7)	Includes the items in footnote (2) and interest income of $4.2 million.

(8)	Includes the items in footnote (3) and a loss on early retirement of debt of $4.0 million.

(9)	Includes reorganization costs of $6.7 million, a gain on debt discharge of $166.5 million and fresh-start adjustments of $219.0 million.

(10)	Includes the items in footnote (4), reorganization costs of $8.6 million and charges of $2.8 million and $7.2 million for the accelerated amortization of debt discounts and deferred financing costs, respectively, and a loss on early retirement of debt of $0.6 million.

(11)	Includes the operating items in footnote (6) and a loss on early retirement of debt of $11.0 million.

(12)	Includes amounts outstanding under the Trico Supply Bank Facility of $16.3 million, $55.9 million, $61.5 million and $87.9 million at December 31, 2005, 2004, 2003 and 2002, respectively, which are classified as current liabilities in accordance with SFAS No. 6.

(13)	Not applicable due to fresh-start accounting, which was applied at an interim date that was not the end of a required reporting period.

Our revenues, operating income (loss) and net earnings (loss) are directly impacted by changes in vessel day rates and fleet utilization. A discussion of those changes for the years ended December 31, 2006, 2005 and 2004 can be found in the “Our Results of Operations” section of Item 7 of this report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of the Year Ended December 31, 2006

During 2006, we experienced record breaking day rates and increased utilization levels for each of our major vessel classes that allowed us to achieve record charter hire revenues, operating income and net income. AHTS vessels working in the spot market achieved record day rates, which positively affected the rates achieved when our vessels with term contracts were renegotiated. In addition to the continued strengthening in the North Sea, day rates in the Gulf of Mexico increased significantly during the year primarily due to significant hurricane repair related activity and limited active vessel supply.

With a shortage of vessels in most offshore markets around the world and demand forecasted to continue to grow, we have entered into contracts to have three new vessels built. At March 31, 2006, we entered into a contract with Solstrand AS to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of December 31, 2006). This vessel will incorporate diesel electric propulsion Dynamic Positioning System — Class 2 (DP-2 certification) and clean and comfort class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and delivery date will be the in fourth quarter of 2007. On September 1, 2006, we entered into contracts with Bender Shipbuilding & Repair Co., Inc. to construct two GPA 640 design 210-foot platform supply vessels for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 dynamic positioning systems. The expected delivery date for the first vessel is in March 2008, and the second vessel is scheduled to be delivered in July 2008.

In June 2006, we entered into a partnership with COSL, an oilfield services company in China, which offers drilling, geophysical, well, and marine transportation services. The goals of the EMSL partnership are to provide marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia.

Primary Factors Affecting our Operations

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

The size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements also impact our day rates and utilization. In the case of supply vessels and platform supply vessels or (“PSVs”), their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower, dynamic positioning systems and fire-fighting systems are also important requirements. For crew boats, size and speed are important factors.

Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area. Competition in the marine support services industry primarily involves:

•	the ability to attract and retain qualified crewmembers;

•	price, service and reputation of vessel operators; and

•	the age, quality and availability of vessels of the type and size required by the customer.

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

Management’s Outlook

We believe the following trends should impact our earnings:

•	increasing demand from West Africa, Mexico, Southeast Asia and other emerging markets;

•	the reliability of supply in major oil production nations such as the United States, the Middle East and Nigeria; as affected by weather, geopolitical instability and other threats;

•	increasing demand for vessels due to increased activity in areas ancillary to existing markets;

•	impact of jack-up rigs exiting the Gulf of Mexico and the resulting downward pressure on the Gulf shallow water segment; and

•	seasonal weather conditions in the North Sea and their impact on offshore development operations.

To facilitate our expansion into growing international markets, we formed together with COSL, a Hong Kong limited liability company, EMSL during June 2006. EMSL is expected to lower our cost of entry into Southeast Asia as well as leverage the relationships and experience of COSL, one of the leading offshore oilfield services providers in the region. The terms of our arrangement with COSL and EMSL allow us to continue to work certain vessels in strong markets for the near term. We also mobilized two additional Gulf Class supply vessels during the second and fourth quarters of 2006 into West Africa. We believe that these two initiatives will allow us to effectively deploy a significant portion of our operating vessels in our Gulf of Mexico fleet into growing regions and strategically reduce our dependence on less attractive markets.

In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels. To capitalize on this long-term growth potential, we intend to deploy additional existing vessels to these regions as market conditions warrant or opportunities arise.

Sustained high oil and gas prices, increasing demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations have resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies. The markets in which we operate have responded to the increase in oil and gas activity, resulting generally in higher utilization and day rates through 2006. We expect international offshore drilling, exploration and production activity to remain solid during fiscal 2007. However, it is unknown how much U.S. based vessel demand will be affected by the reduced number of jackup rigs which service offshore drilling and exploration in the U.S. Gulf of Mexico. The Company has diversified its fleet internationally, thereby reducing its Gulf of Mexico fleet size and, as a result, reduced its exposure to the volatility of the U.S. Gulf of Mexico market.

Primary Measures Used by Management to Evaluate Our Results of Operations

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

	Years Ended December 31,
	2006	2005(4)	2004

Average Day Rates:(1)
PSV/AHTS (North Sea class)	$20,455	$16,300	$10,875
Supply Vessels (Gulf class)	11,071	6,493	4,479
Crew/line handling	4,785	2,402	2,522
Utilization:(2)
PSV/AHTS (North Sea class)	94%	92%	82%
Supply Vessels (Gulf class)(3)	66%	60%	48%
Crew/line handling	86%	90%	89%
Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.8	18.5
Supply Vessels (Gulf class)	44.3	47.6	48.0
Crew/line handling	8.7	16.4	17.0

(1)	Average vessel day rate is calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period.

(2)	Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

(3)	Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization. Excluding stacked vessels, our utilization was 88%, 92%, and 77% for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)	Includes periods of both the Successor and Predecessor companies, before and after our reorganization.

Set forth below is our charter revenues among vessel classes for each of the periods indicated (dollars in thousands).

	Years Ended December 31,
	2006		2005(1)		2004

Charter Revenues:
PSVs/AHTSs (North Sea class)	$112,153	46%	$91,810	54%	$60,517	54%
Supply vessels (Gulf Class)	118,169	49%	67,570	39%	37,899	34%
Crew/line handling boats	13,102	5%	12,442	7%	13,899	12%

	$243,424	100%	$171,822	100%	$112,315	100%

(1)	For presentation purposes, we have included periods of both the Successor and Predecessor companies, before and after our reorganization.

Comparison of day rates and utilization during the year ended December 31, 2006 to the year ended December 31, 2005

For our North Sea class PSVs and AHTSs, average day rates increased 26% for the year ended December 31, 2006, compared to the same period in 2005. Utilization remained relatively flat during the year ended December 31, 2006 compared to the same period in 2005. The increased average day rates can be attributed to increased demand for North Sea vessels during 2006 caused by shortages in the supply of available vessels and increased exploration and production and construction activities. The impact of very strong market conditions in the North Sea during 2006 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates increased 71% for the year ended December 31, 2006, compared to the same period in 2005. Utilization also increased 6% for these vessels during the year ended December 31, 2006, compared to the same period in 2005, inclusive of our stacked vessel fleet. The increase in both day rates and utilization is a result of the increased demand due to decreased vessel supply and work related to assessment and repair of damage from hurricanes in 2005.

For the crew boats and line handlers, average day rates increased 99% for the year ended December 31, 2006, compared to the same period in 2005. Utilization decreased by 4% for these vessels during the year ended December 31, 2006, compared to the same period in 2005. The increased day rates are primarily attributed to the sale of four crew boats that were operated under a bareboat charter agreement. Under a bareboat charter agreement, the customer receives a significantly reduced day rate, and in return, the customer is responsible for crewing and other provisions for the vessel. For prior periods, day rates for our crew boats and line handler may not be comparable to those of our competitors because three to four of our vessels were under bareboat charter contracts, which significantly reduced the average day rate for the class.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the year ended December 31, 2005 compared to the same period in 2006 (in thousands). The combined results for the year ended December 31, 2005 represent a non-GAAP financial measure; however, we find combining the Predecessor and Successor companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change certain accounting policies upon our emergence from bankruptcy.

•	Amortization of non-cash deferred revenues;

•	Total revenues;

•	Direct vessel operation expenses and other;

•	General and administrative;

•	Amortization of marine inspection costs;

•	Depreciation and amortization expenses;

•	Total operating expenses;

•	Operating income (loss);

•	Income (loss) before income taxes; and

•	Net income (loss).

			Predecessor
	Successor Company		Company	Non-GAAP
		Period from	Period from	Combined
		March 15, 2005	January 1, 2005	Results for the
	Year Ended	through	through	Year ended
	December 31, 2006	December 31, 2005	March 14, 2005	December 31, 2005	Variance
Revenues:
Charter hire	$243,424	$141,953	$29,869	$171,822	$71,602
Amortization of non-cash deferred revenues	4,322	10,137	—	10,137	(5,815)
Other vessel income	971	309	17	326	645

Total revenues	248,717	152,399	29,886	182,285	66,432
Operating expenses:
Direct vessel operating expenses and other	106,981	69,081	16,217	85,298	21,683
General and administrative	27,102	21,387	4,030	25,417	1,685
Amortization of marine inspection costs	—	—	2,055	2,055	(2,055)
Depreciation and amortization expense	24,998	20,403	6,703	27,106	(2,108)
Impairment on assets held for sale, net of insurance recoveries	2,580	2,237	—	2,237	343
Loss (gain) on sales of assets	(1,334)	(2,525)	2	(2,523)	1,189

Total operating expenses	160,327	110,583	29,007	139,590	20,737
Operating income	88,390	41,816	879	42,695	45,695
Reorganization costs	—	—	(6,659)	(6,659)	6,659
Gain on debt discharge	—	—	166,459	166,459	(166,459)
Fresh-start adjustments	—	—	(219,008)	(219,008)	219,008
Interest expense	(1,286)	(6,430)	(1,940)	(8,370)	7,084
Amortization of deferred financing costs	(168)	(285)	(50)	(335)	167
Loss on early retirement of debt	—	(3,950)	—	(3,950)	3,950
Interest income	4,198	615	—	615	3,583
Other gain (loss), net	(672)	(402)	5	(397)	(275)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	90,462	31,364	(60,314)	(28,950)	119,412

Income tax expense	33,723	11,264	1,047	12,311	21,412

Income before noncontrolling interest in loss of consolidated subsidiary	56,739	20,100	(61,361)	(41,261)	98,000

Noncontrolling interest in loss of consolidated subsidiary	1,985	—	—	—	1,985

Net income (loss)	$58,724	$20,100	$(61,361)	$(41,261)	$99,985

Charter Hire Revenues.  Charter hire revenues increased $71.6 million primarily due to increased day rates and utilization discussed previously.

Amortization of Non-Cash Deferred Revenues.  Amortization of non-cash deferred revenues decreased $5.8 million primarily due to the expiration in 2006 of certain unfavorable contracts recorded at the Exit Date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Direct Vessel Operating Expenses.  Direct vessel operating expenses increased $21.7 million primarily due to:

•	increased class costs of $13.2 million primarily attributable to the destacking of nine of our cold stacked vessels, some of which are currently in progress, and the timing and class of vessels undergoing regulatory dry dockings. Five of these vessels will operate in Southeast Asia, five vessels have been mobilized to West Africa and the remaining vessels will operate in our Gulf of Mexico fleet. As a result of our accounting policy to expense maintenance and classification costs as incurred, the timing of a vessel’s regulatory dry docking and the class of vessels undergoing regulatory dry docking may result in fluctuations in direct vessel operating expenses when compared to prior periods;

•	increased labor costs of $5.9 million as a result of higher vessel utilization, increased pension accrual of $1.1 million and increases in crew labor rates; and

•	increased supplies and miscellaneous costs of $1.6 million which is primarily due to mobilization cost of five vessels to West Africa.

General and Administrative Expenses.  General and administrative expenses increased $1.7 million primarily due to increased professional fees of $1.6 necessary to consummate and establish the EMSL partnership and information systems upgrade coupled with increased payroll costs of $0.6 million primarily incurred to retain and recruit senior management. The above increases were partial offset by severance costs incurred in 2005.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased $2.1 million. The decreased depreciation is a result of the overall reduction in the net book value of our long-lived assets which was recorded when negative goodwill was allocated to our long-lived assets during fresh-start accounting on March 15, 2005 and the reduction of our fleet due to vessel sales.

Impairment on assets held for sale, net of recoveries.  During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River, our SWATH crew boat. Upon evaluation of the net recovery value, we recognized an impairment loss of $2.2 million and transferred the remaining book value of the SWATH crew boat to assets held for sale in December 2005. During our review in the third quarter of 2006, we determined the crew boat should be impaired an additional $3.2 million. Partially offsetting this loss was $0.6 million in insurance recoveries received during 2006 that related to losses recorded in prior year related to damages from Hurricanes Katrina and Rita.

Gain on Sale of Assets.  We recognized a $1.3 million gain on sale of assets primarily due to the sale of three crew boats and a cold stacked supply vessel during 2006. In 2005 we recognized a $2.5 million gain on the sale of assets after completing the sale of three cold stacked vessels, five line handlers and two PSVs.

Reorganization Costs.  From April 2004 through March 14, 2005, we incurred expenses associated with our reorganization effort, primarily comprised of fees paid to legal and financial advisors. During the first quarter of 2005, we expensed $6.7 million in fees related to our reorganization effort. Now that the reorganization is completed, these costs are no longer being incurred.

Gain on Debt Discharge.  During 2005, we recognized a gain of $166.5 million on debt discharge due to the reorganization of our capital structure, the discharge of the Senior Notes and the related accrued interest.

Fresh-start adjustments.  Upon our reorganization, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million during 2005.

Interest Expense.  Interest expense decreased $7.1 million. The decrease in interest expense is primarily due to the repayment of our U.S. Credit Facility in the fourth quarter of 2005, the repayment of our NOK Term loan in the second quarter of 2006 and repayment of our NOK Revolver in the fourth quarter of 2006.

Interest Income.  Interest income increased $3.6 million primarily due to an increase in cash equivalents.

Income Tax Expense.  Consolidated income tax expense for the year ended December 31, 2006 was $33.7 million, which is primarily related to the income generated by our U.S. and Norwegian operations. The Company’s 2006 effective tax rate of 37% differs from the statutory rate of 35% primarily due to the Company’s Norwegian operations 28% tax rate, alternative minimum tax, state and foreign taxes. Included in the $33.7 million of income tax expense is a $16.6 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of Net Operating Loss that existed at the fresh-start date. The offset to additional paid-in-capital is required under the fresh-start accounting rules because of the valuation allowance against the net deferred tax asset at the fresh-start date. During 2005, the variance from the Company’s statutory rate was primarily due to the non-deductibility of fresh-start adjustments and non-inclusion of the gain on debt discharge, both of which were recorded upon emergence from bankruptcy. In addition, other non-deductible losses (including restructuring costs), income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at a lower rate and the U.S. net deferred tax asset valuation allowance also contributed to the variances from the statutory rate. In prior years, the variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. Income tax expense of $12.3 million for the year ended December 31, 2005 was primarily related to our Norwegian operations. In 2006 and 2005, we recognized a full valuation allowance against our net deferred tax asset.

Noncontrolling interest in loss of consolidated subsidiary.  The noncontrolling interest in loss of consolidated subsidiary of $2.0, million for the year ended December 31, 2006 primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income. The loss in EMSL is a primary result of maintenance and classification costs incurred to destack the five cold-stacked supply vessels to be mobilized to Southeast Asia in early 2007. Refer to footnote 17 for additional detail.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The following financial information and discussion reflects the Predecessor and Successor companies’ combined financial statements for the year ended December 31, 2005 compared to the same period in 2004 (in thousands). The combined results for the year ended December 31, 2005 represent a non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ results for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete. The following income statement line items are not comparable to prior years due to our reorganization and fresh-start adjustments, or due to the election to change accounting policies upon our emergence from bankruptcy:

•	Amortization of non-cash deferred revenues,

•	Total revenues,

•	Direct vessel operating expenses and other,

•	General and administrative,

•	Amortization of marine inspection costs,

•	Depreciation and amortization expense,

•	Total operating expenses,

•	Operating income (loss),

•	Income (loss) before income taxes, and

•	Net income (loss)

	Non-GAAP	Successor Company	Predecessor Company
	Combined	Period from	Period from
	Results for the	March 15, 2005	January 1, 2005	Year
	Year Ended	through	through	Ended
	December 31, 2005	December 31, 2005	March 14, 2005	December 31, 2004	Variance
Revenues:
Charter hire	$171,822	$141,953	$29,869	$112,315	$59,507
Amortization of non-cash deferred revenues (see Note 4)	10,137	10,137	—	—	10,137
Other vessel income	326	309	17	195	131

Total revenues	182,285	152,399	29,886	112,510	69,775
Operating expenses:
Direct vessel operating expenses and other	85,298	69,081	16,217	80,712	4,586
General and administrative	25,417	21,387	4,030	16,815	8,602
Amortization of marine inspection costs	2,055	—	2,055	11,432	(9,377)
Depreciation and amortization expense	27,106	20,403	6,703	32,931	(5,825)
Impairment of long-lived assets	—	—	—	8,584	(8,584)
Impairment on assets held for sale	2,237	2,237	—	10,725	(8,488)
(Gain) loss on sales of assets	(2,523)	(2,525)	2	30	(2,553)

Total operating expenses	139,590	110,583	29,007	161,229	(21,639)
Operating income (loss)	42,695	41,816	879	(48,719)	91,414
Reorganization costs	(6,659)	—	(6,659)	(8,617)	1,958
Gain on debt discharge	166,459	—	166,459	—	166,459
Fresh-start adjustments	(219,008)	—	(219,008)	—	(219,008)
Interest expense	(8,370)	(6,430)	(1,940)	(33,405)	25,035
Amortization of deferred financing costs	(335)	(285)	(50)	(7,813)	7,478
Loss on early retirement of debt	(3,950)	(3,950)	—	(618)	(3,332)
Foreign exchange gain (loss)	174	151	23	(294)	468
Interest income	615	615	—	423	192
Other income (loss), net	(571)	(553)	(18)	23	(594)

Income before income taxes	(28,950)	31,364	(60,314)	(99,020)	70,070
Income tax expense (benefit)	12,311	11,264	1,047	(3,068)	15,379

Net income (loss)	$(41,261)	$20,100	$(61,361)	$(95,952)	$54,691

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

Direct Vessel Operating Expenses.  Direct vessel operating expenses increased $4.6 million primarily due to:

•	increase of $1.5 million due to a weaker U.S. Dollar relative to the Norwegian Kroner;

•	inclusion of $7.2 million of marine inspection cost in 2005. On March 15, 2005, we changed our method of accounting for marine inspection cost from the “defer and amortize” method to the “expense as incurred” method. Therefore, in all periods after March 15, 2005, marine inspection costs have been expensed as incurred. In future periods, because of our change in accounting methods related to marine inspection costs, our expenses in a given period may vary dramatically based on timing and the number of marine inspections;

•	decreased labor cost of $2.0 million primarily due to the reduction of pension cost of $0.6 million and reduced workforce from the sale of vessels in 2005; and

•	decreased supplies and miscellaneous expense of $1.1 million, primarily due to the reduction in vessels operated in 2005.

General and Administrative Expenses.  General and administrative expenses increased $8.6 million primarily due to:

•	increased cost associated with recruiting and compensating our new management team as well as our new Board of Directors;

•	increase of $2.1 million which was accrued due to the adoption of an annual worldwide incentive plan;

•	increase of $0.9 million due to the increase of infrastructure in West Africa;

•	increase of $1.2 million for higher consulting, legal and accounting fees;

•	recognition of $1.3 million of non-cash compensation expense related to stock option grants since the Exit Date. We adopted the expense recognition provisions of SFAS No. 123R on the Exit Date in accordance with accounting guidance for companies emerging from bankruptcy;

•	increased severance related cost of $0.8 million; and

•	currency translation effects of $0.3 million.

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

Impairment on Asset Held for Sale.  During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River vessel, a high-speed small waterplane area twin-hull, also known as our SWATH crew boat. We completed an evaluation of the estimated selling price and recorded an impairment of $2.2 million and reclassed the remaining book value of the SWATH crew boat to assets held for sale in December 2005. During the second quarter of 2004, we initiated steps to actively market and sell three of our older North Sea class PSVs, selling one of the vessels in July 2004, another vessel in April 2005 and the last vessel in July 2005. During 2004, we recorded impairments totaling $10.7 million as a result of the book values being higher than the estimated selling price for these PSVs.

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

Gain on Debt Discharge.  During 2005, we recognized a gain of $166.5 million on debt discharge due to the reorganization of our capital structure, the discharge of the Senior Notes and the related accrued interest.

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

Income Tax Expense/Benefit.  We recorded consolidated income tax expense in 2005 of $12.3 million, which is primarily related to the income generated by our Norwegian operations. During 2005, the variance from the Company’s statutory rate was primarily due to the non-deductibility of fresh-start adjustments and non-inclusion of the gain on debt discharge, both of which were recorded upon emergence from bankruptcy. In addition, other non-deductible losses (including restructuring costs), income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at a lower rate and the U.S. net deferred tax asset valuation allowance also contributed to the variances from the statutory rate. In prior years, the variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%. We recorded an income tax benefit in 2004 of $3.1 million, also primarily related to our Norwegian operations. We booked a full valuation allowance against our net deferred tax assets during 2004 and 2005.

Liquidity and Capital Resources

Our ongoing capital requirements arise primarily from our need to service debt, maintain or improve equipment, invest in new vessels and provide working capital to support our operating activities. As of December 31, 2006, we have a positive balance of unrestricted cash of $104.3 million in excess of debt.

Description of Indebtedness

Senior Convertible Debentures

On February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due 2027. On February 12, 2007 the initial purchasers of the debentures exercised in full their purchase option for an additional $25.0 million of debentures.

The debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 125% of the base conversion price of the debentures for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the Indenture. Holders may also convert their debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its debentures in connection with such corporate transactions in certain circumstances.

The debentures will bear interest at a rate of 3% per year payable semiannually in arrears on January 15 and July 15 of each year beginning July 15, 2007. The debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

We may not redeem the debentures before January 15, 2012. On or after January  15, 2012, we may redeem for cash all or a portion of the debentures at a redemption price of 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. In addition, holders may require us to purchase all or a portion of their debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their debentures. Any repurchase of the debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to the date of repurchase.

The debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness. The debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries. The debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the debentures have not been registered under the Securities Act of 1933. We sold the debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

NOK Revolver

We entered into the NOK Revolver in June 1998. In April 2002, we amended the NOK 650 million ($104.4 million) credit facility by increasing the capacity to NOK 800 million ($128.4 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.4 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($45.0 million) balloon payment in September of 2009. Amounts borrowed under the NOK Revolver bear interest at the Norwegian interbank offer rate, or NIBOR, plus 2.0%. At December 31, 2006, the NOK Revolver had a total facility amount of NOK 446 million ($71.6 million) with no outstanding balance.

Currently, the NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. The availability of the NOK Revolver was reduced by NOK 34 million ($5.5 million) on April 20, 2006 as a result of the sale of two AHTS vessels and two PSV vessels to EMSL. We are currently in compliance with the financial covenants in the NOK Revolver.

In accordance with U.S. generally accepted accounting principles, or GAAP, if we were to make any future advances on the NOK Revolver it would be classified as a current liability in the consolidated financial statements. At December 31, 2006 we had no balance outstanding on the NOK Revolver. For cash flow planning purposes, we consider the NOK Revolver to be a long-term source of funds since advances can be re-financed until the facility reduces over time, concluding in September 2009. As long as we are in compliance with the covenants of the NOK Revolver, and the lender does not exercise the subjective acceleration clause, we are not obligated to repay and retire any future advances under the facility during the next twelve months. The NOK Revolver has a final maturity of September 2009. One of our Norwegian subsidiaries, Trico Shipping AS, is the borrower under this facility.

MARAD Bonds

In 1999, Trico International, Inc. our special purpose subsidiary, issued $18.9 million of 6.11% notes due 2014, of which $9.4 million was outstanding at December 31, 2006. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in our financial statements. The note is guaranteed by the Company and the U.S. Maritime Administration.

Our Capital Requirements

Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.

On February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027. On February 12, 2007, the initial purchasers of the debentures exercised their $25.0 million purchase option. The net proceeds received from the sales of the debentures are approximately $145.5 million. We intend to use the net proceeds of this offering for general corporate purposes, which may include pursuing opportunities in emerging markets, further augmenting our fleet renewal program and pursuing strategic acquisition opportunities that may arise.

At December 31, 2006, we had approximately $114.2 million in cash. Of the approximately $114.2 million in cash, $4.4 million is dedicated to fund the operations of EMSL. Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash. The Company will bareboat five of the vessels contributed to the EMSL partnership for the next twelve months. The bareboat rate will allow the Company to maintain the same operating margins prior to contribution of vessels.

Of the 14 vessels contributed to EMSL, five vessels, which were previously stacked, are currently being mobilized to Southeast Asia, and revenue will not be generated by those vessels until the second quarter of 2007. In addition, funds and bills of sale for four vessels which will not be contributed until early 2008 are held in escrow pending the December 2008 closing.

Our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met. If we fail to meet these criteria, or if the shipping tax regime is abolished by the Norwegian government, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable. As of December 31, 2006, our Norwegian Shipping tax regime subsidiary had a deferred income tax liability of NOK 394 million ($63.3 million at December 31, 2006). Paying this deferred tax liability could have a material adverse affect on our financial condition. In December 2006, $32.0 million in cash was repatriated from one of our Norwegian Subsidiaries to its parent company, Trico Marine Cayman L.P. There were no adverse tax consequences related to this repatriation of cash. We do not anticipate repatriating funds from our Cayman Island Subsidiary to the U.S.; we plan to use the funds in the Cayman Islands for future international expansion. It is not anticipated that we will need to repatriate any additional funds from Norway in the near future to fund U.S. operations or expansion.

The following financial information and discussion reflects the Predecessor and Successor Companies’ statement of cash flows for the twelve months ended December 31, 2006 compared to the combined statements of cash flows for the same period ended 2005 (in thousands). The combined results for the twelve months ended December 31, 2005 represent a Non-GAAP financial measure due to our reorganization; however, we find combining the Predecessor and Successor Companies’ cash flow for the two periods to be useful when analyzing fluctuations. For those line items that are not comparable, we have included additional analysis so that the discussion is complete.

			Predecessor
	Successor Company		Company	Non-GAAP
		Period from	Period from	Combined
	For the	March 15, 2005	January 1, 2005	Results for the
	Year Ended	through	through	Year Ended
	December 31, 2006	December 31, 2005	March 14, 2005	December 31, 2005	Variance
Cash and cash equivalents at beginning of period	$51,218	$19,154	$13,170	$13,170	$38,048
Cash flow provided by (used in)
Operating activities	101,731	27,174	9,168	36,342	65,389
Investing activities	(23,227)	4,292	(650)	3,642	(26,869)
Financing activities	(16,261)	1,299	(2,596)	(1,297)	(14,964)
Effect of exchange rate changes on cash and cash equivalents	712	(701)	62	(639)	1,351

Net increase (decrease in cash and cash equivalents)	62,955	32,064	5,984	38,048	24,907

Cash and cash equivalents at end of period	$114,173	$51,218	$19,154	$51,218	$62,955

Operating cash flows increased by $65.4 million, primarily due to increased earnings from operations as previously discussed, which was partially offset by changes in working capital related to increased accounts receivable from revenue increases and timing differences in accounts payable and accrued expenses.

Cash flows used by investing activities increased $26.9 million primarily due to advance payments of $14.4 million for vessel new builds. Restricted cash also increased $4.7 million of which $3.5 million was received as restricted cash from EMSL to secure the transfer of vessels upon the second closing date.

Cash flows used in financing activities increased $15.0 million primarily due to $95.3 million in net proceeds from our common stock offering in 2005, which was offset by net debt payments of $98.1 million compared to net debt payments of $38.2 million in 2006. In addition to the decrease in net debt payments for 2006, we also received $20.9 million in cash contributions from COSL, our partner in EMSL.

In general, we operate through three primary operating segments: the North Sea, the U.S., and West Africa. The North Sea and the U.S. business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and the Norwegian shipping tax regime make it difficult for us to effectively transfer the financial resources from one segment for the benefit of the other. During the three year period preceding the reorganization, our U.S. operating segment incurred significant losses while operating under a significant debt burden, and had not been able to utilize the financial resources of our North Sea operating segment, which carried a lower level of debt.

The following table summarizes our contractual commitments as of December 31, 2006 for the periods ending (in thousands):

	2007	2008	2009	2010	2011	2012	Thereafter	Total

Debt(1),(2)	$1,258	$1,258	$1,258	$1,258	$1,258	$1,258	$1,884	$9,432
Interest on fixed rate debt	542	466	389	312	235	158	93	2,195
Construction contracts	40,686	8,750	—	—	—	—	—	49,436
Operating leases	2,117	1,946	1,764	1,669	1,510	1,381	1,646	12,033
Pension obligations	1,747	900	945	992	1,042	1,094	910	7,630

Total	$46,350	$13,320	$4,356	$4,231	$4,045	$3,891	$4,533	$80,726

(1)	Excludes fresh-start debt premium.

(2)	On February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027. On February 12, 2007, the purchasers of the debentures exercised the $25. 0 million purchase option. The net proceeds received from the initial sale of the debentures was approximately $121.3 million, after deducting the initial purchasers’ discount and offering expenses (approximately $145.5 million, after the option to purchase additional debentures in full). The debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures. Holders may require us to repurchase all or a portion of the debentures on January 15, 2014, January 15, 2017 and January 15, 2022. For further explanation, see discussion above under “Our Capital Requirements”.

We have issued standby letters of credit totaling $7.5 million as of December 31, 2006. As a result of the provisions within the letter of credit agreements and the refinancing of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of the standby letters of credit plus 5% ($8.1 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of December 31, 2006). This vessel will incorporate diesel electric propulsion and Dynamic Positioning 2 (DP-2 certification) and clean and comfort class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in fourth quarter of 2007. Under the terms of the contract, we placed an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price.

On September 1, 2006, we entered into contracts for the construction of two GPA design 640 210-foot diesel electric powered platform supply vessels, for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 Dynamic Positioning systems. The expected delivery date for the first vessel is in March 2008, and the second vessel is scheduled to be delivered in July 2008. The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery. As of December 31, 2006, we remitted payments of approximately $8.9 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress. The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessels specifications upon delivery, which will not materially alter the purchase price of the two vessels.

We plan to fund the construction of all three vessels from cash and cash flows from operations.

At December 31, 2006, we have estimated capital expenditures of $46.3 million during the following twelve months, which will primarily be used to fund the construction of three new vessels, improvements to aging vessels, and fund the implementation of an IT improvement project. These planned capital improvement levels could increase considerably if a fleet renewal program is adopted in 2007. In addition, we anticipate spending approximately $12.0 million to fund upcoming vessel marine inspections during 2007. Marine inspection costs are included in direct operating expenses in all periods after our Reorganization.

As the age of our fleet increases, more funds will need to be devoted to ongoing maintenance in order to keep the fleet in good operating condition. We currently have 65 vessels with an average age of 18 years. Maintenance and repair costs are expected to increase as our vessels become older with time.

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

Variable interest entity.  In connection with the adoption of FIN 46(R), Consolidation of Variable Interest Entities, we concluded that EMSL is a variable interest entity, in which we are the primary beneficiary. The focus of FIN 46(R) is on controlling financial interests that may be achieved through arrangements that do not involve voting interests. FIN 46(R) concludes that in the absence of clear control through voting interest, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity are the best evidence of control. The entity that holds the majority interest in the variable interest entity is considered the primary beneficiary and is required to consolidate the variable interest entity. As a result, upon entering the EMSL partnership on June 30, 2006, we began consolidating EMSL’s balance sheet, income, and cash flow statements.

Direct Vessel Operating Expenses.  Direct vessel operating expenses principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred. Operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government beginning during July 2003. The labor reimbursements totaled $6.0 million, $5.6 million and $5.5 million for 2006, 2005 and 2004, respectively.

Accounting for long-lived assets.  We have approximately $231.8 million in net property and equipment (excluding assets held for sale) at December 31, 2006, which comprises approximately 53% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy) and the application of fresh-start accounting described in Note 3 to the financial statements in Item 8.

On the Exit Date, we recorded our vessels at their estimated fair values, reduced by the pro-rata application of negative goodwill discussed in Note 3. Prior to March 15, 2005, we recorded vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Upon our emergence from bankruptcy, we reset the remaining lives of our long-lived assets and began to depreciate the new book values over those remaining useful lives; buildings and improvements, seven to thirty-three years, marine vessels three to twenty-seven years and transportation equipment one to nine years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.

Impairment of long-lived assets.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like active vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of December 31, 2006, the Company had one cold-stacked supply vessel, which was moved to assets held for sale in the first quarter of 2007. During 2006, we activated five cold-stacked supply vessels, sold one cold-stacked supply vessel, and contributed five cold-stacked supply vessels to the EMSL partnership. The vessels contributed to EMSL are in the process of undergoing maintenance and classification work and are scheduled to be reactivated in early 2007. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ materially from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.

Restricted cash.  We segregate restricted cash due to legal or other restrictions regarding its use. At December 31, 2006, the majority of the total restricted cash balance of $12.6 million relates to cash held in escrow for outstanding letters of credit, as prescribed following our retirement of the Bank Credit Facility in February 2004 and the $3.5 million from EMSL to secure vessel transfers at the second closing date. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $11.8 million has been classified as “Restricted cash — noncurrent” in the accompanying consolidated financial statements. To a lesser extent, we have statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $0.7 million at December 31, 2006, which are classified as current assets.

Losses on insured claims.  We limit our exposure to casualty losses on insurance claims by maintaining liability coverages subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

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

Equity-based compensation.  Following the accounting guidance set forth in SOP 90-7, we adopted SFAS No. 123R upon emerging from bankruptcy on the Exit Date. Among other things, SFAS No. 123R requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, we will measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered.

Deferred revenue on unfavorable contracts.  During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141, “Business Combinations” to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in-process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Significant assumptions in determining the unfavorable contract value included estimates of current market rates for similar term contracts and estimates of the likelihood of our option periods under the contracts being exercised by the charterer. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit will be recognized by the Company, the reversal of deferred revenue on unfavorable contracts will have a positive impact on the Company’s stated revenues and operating income during future periods, particularly the remainder of 2005 and 2006. During the year ended December 31, 2006, the Company recorded approximately NOK 27.7 million ($4.5 million) of non-cash revenues related to the reversal of deferred contract revenues. The remaining liability of NOK 8.6 million ($1.4 million at December 31, 2006) is included in “Deferred revenues on unfavorable contracts” in the consolidated balance sheet at December 31, 2006.

New Accounting Standards:

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us beginning in the first quarter of 2008. We are currently assessing the impact SFAS 159 may have on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We have not completed our analysis of adoption of FIN 48.

In September 2006, the SEC released SAB No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Previously, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No. 108, registrants are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. SAB No. 108 provides transition accounting and disclosure guidance for registrants that conclude that a material error existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB No. 108 through an adjustment to beginning retained earnings in the year of adoption. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the financial condition or results of operations of the Company.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. Previously, the North Sea Pension Plans had an October 31 measurement date, which has been changed to the Company’s fiscal year in 2006. SFAS 158 is effective for publicly-held companies for fiscal years ending after December  15, 2006. At adoption of SFAS 158, we recognized as accumulated other comprehensive loss, net of taxes, the net actuarial losses of $0.9 million and the Norwegian social security obligations of $0.1 million that arose but were not previously required to be recognized as components of net periodic benefit cost.

During September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a significant impact on our financial position, results of operations or cash flows.

During February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a significant impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures primarily include interest rate and exchange rate fluctuations on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during 2006. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.

Interest Rate Sensitivity

As of December 31, 2006 we have $9.4 million outstanding in long-term fixed rate debt. In the past we have entered into certain variable and fixed rate debt obligations, denominated in both the U.S. Dollar and the Norwegian Kroner (Norwegian debt payable in Norwegian Kroner), as detailed in Note 11 to our consolidated financial statements in Item 8. These instruments are subject to interest rate risk.

We had no outstanding variable rate debt as of December 31, 2006. As of December 31, 2005 we had approximately $34.1 million outstanding variable rate debt. As of December 31, 2005, the carrying value of our long-term variable rate debt, including accrued interest, was approximately $34.2 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of December 31, 2005 would increase annual interest expense by approximately $0.3 million.

As of December 31, 2006, the carrying value of our long-term fixed rate debt, including accrued interest, was $9.8 million, 6.11% MARAD bonds ($9.4 million) and a fresh-start premium of ($0.4 million). As of December 31, 2005, the carrying value of our long-term fixed rate debt, including accrued interest, was $12.2 million. The fair value of our long-term fixed rate debt as of December 31, 2006 and 2005 was approximately $9.5 million and $12.2 million, respectively. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on our current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet dates. A hypothetical 1% increase in the applicable interest rates would decrease the fair value of our long-term fixed rate debt as of December 31, 2006 and 2005 by approximately $0.3 million and $0.4 million, respectively. The hypothetical fair values are based on the same assumptions utilized in computing fair values.

On February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027. On February 12, 2007, the initial purchasers of the debentures exercised their $25.0 million purchase option. The net proceeds received from the sales of the debentures was approximately $145.5 million. We intend to use the net proceeds of this offering for general corporate purposes, which may include pursuing opportunities in emerging markets, further augmenting our fleet renewal program and pursuing strategic acquisition opportunities that may arise.

Foreign Currency Exchange Rate Sensitivity

Our consolidated reporting currency is the U.S. Dollar although we have substantial operations located outside the United States. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Brazilian Real and the Nigerian Naira. A number of our subsidiaries use a different functional currency than the U.S. Dollar. The functional currencies of these subsidiaries include the Norwegian Kroner, the Brazilian Real, and the Nigerian Naira. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations and, therefore, our consolidated financial statements will fluctuate based upon changes in currency exchange rates.

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

There were no foreign exchange forward contracts outstanding during 2006 or 2005.

In accordance with SFAS No. 52, “Foreign Currency Translation,” all assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of stockholders’ equity. We recorded other comprehensive losses of $9.5 million as of December 31, 2005 and other comprehensive gains of $8.8 million and $17.7 million for the years ended December 31, 2006 and 2004, respectively, as a result of the net increase or decrease in the value of the NOK and other currencies against the U.S. Dollar. As a result of fresh-start accounting, we effectively recognized $35.1 million in currency translation adjustments during our reorganization as a fresh-start adjustment, which were previously a component of other comprehensive income.

As of December 31, 2006, we had repaid all previous draws on our NOK Revolver, and retired our NOK Term Loan. At December 31, 2005 and 2004, we had the equivalent of $34.2 million and $78.5 million, respectively, of outstanding NOK-denominated indebtedness, including accrued interest. The potential increase in the U.S. Dollar equivalent of the principal amount outstanding resulting from a hypothetical 10% adverse change in exchange rates at such date would be approximately zero, $3.8 million and $8.7 million at December 31, 2006, 2005 and 2004, respectively.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Successor Company — Report of Independent Registered Public Accounting Firm	44
Predecessor Company — Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets
Successor Company — as of December 31, 2006 and as of December 31, 2005	47
Consolidated Statements of Operations
Successor Company — Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005 and the Year Ended December 31, 2004	48
Consolidated Statements of Cash Flows
Successor Company — Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005 and the Year Ended December 31, 2004	49
Consolidated Statements of Stockholders’ Equity
Successor Company — Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005
Predecessor Company — for the Period from January 1, 2005 though March 14, 2005 and the Year Ended December 31, 2004	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

We have completed integrated audits of Trico Marine Services, Inc.’s (Successor Company) 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for year ended December 31, 2006 and the period from March 15, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s reorganization plan (the “plan”) on March 15, 2005. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before March 15, 2005 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on March 15, 2005 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:

In our opinion, the consolidated statements listed in the accompany index present fairly, in all material respects, the results of Trico Marine Services, Inc. and its subsidiaries (Predecessor Company) operations and their cash flows for the period from January 1, 2005 to March 14, 2005 and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 24, 2006

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and December 31, 2005
(Dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS

Current assets:

Cash and cash equivalents	$114,173	$51,218

Available for sale securities	2,475	—

Restricted cash	716	570

Accounts receivable, net	58,787	42,986

Prepaid expenses and other current assets	4,036	3,484

Assets held for sale	3,048	5,853

Total current assets	183,235	104,111

Property and equipment:

Land and buildings	1,995	1,844

Marine vessels	256,125	241,360

Construction-in-progress	15,876	235

Transportation and other	2,328	1,566

	276,324	245,005

Less accumulated depreciation and amortization	44,476	19,359

Net property and equipment	231,848	225,646

Restricted cash — noncurrent	11,842	7,253

Other assets	8,397	7,212

Total assets	$435,322	$344,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term and current maturities of debt	$1,258	$36,610

Accounts payable	11,055	6,295

Accrued expenses	14,590	10,715

Accrued insurance reserve	3,062	3,426

Accrued interest	110	288

Income taxes payable	2,092	518

Total current liabilities	32,167	57,852

Long-term debt, including premium	8,605	9,928

Deferred income taxes	63,327	46,055

Deferred revenues on unfavorable contracts	1,376	5,379

Other liabilities	2,199	2,576

Total liabilities	107,674	121,790

Noncontrolling interest	15,310	—

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2006 and December 31, 2005	—	—

Common stock, $.01 par value, 25,000,000 shares authorized,and 14,816,969 and 14,638,103 shares issued outstanding at December 31, 2006 and December 31, 2005, respectfully	148	146

Warrants- Series A	1,646	1,649

Warrants- Series B	634	634

Additional paid-in capital	231,218	208,143

Retained earnings	78,824	20,100

Adoption of FASB Statement No. 158, net of taxes of $0.3 million	(708)	—

Cumulative foreign currency translation adjustment	576	(8,240)

Total stockholders’ equity	312,338	222,432

Total liabilities and stockholders’ equity	$435,322	$344,222

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005 and for the Period from January 1, 2005 through March 14, 2005 and the Year Ended December 31, 2004
(Dollars in thousands, except share and per share amounts)

	Successor Company		Predecessor Company
		Period from	Period from
	Year	March 15, 2005	January 1, 2005	Year
	Ended	through	through	Ended
	December 31, 2006	December 31, 2005	March 14, 2005	December 31, 2004
Revenues:

Charter hire	$243,424	$141,953	$29,869	$112,315

Amortization of non-cash deferred revenues (see Note 4)	4,322	10,137	—	—

Other vessel income	971	309	17	195

Total revenues	248,717	152,399	29,886	112,510

Operating expenses:

Direct vessel operating expenses and other	106,981	69,081	16,217	80,712

General and administrative	27,102	21,387	4,030	16,815

Amortization of marine inspection costs	—	—	2,055	11,432

Depreciation and amortization expense	24,998	20,403	6,703	32,931

Impairment of long-lived assets	—	—	—	8,584

Impairment on assets held for sale, net of insurance recoveries	2,580	2,237	—	10,725

(Gain) loss on sales of assets	(1,334)	(2,525)	2	30

Total operating expenses	160,327	110,583	29,007	161,229

Operating income (loss)	88,390	41,816	879	(48,719)

Reorganization costs	—	—	(6,659)	(8,617)

Gain on debt discharge	—	—	166,459	—

Fresh-start adjustments	—	—	(219,008)	—

Interest expense	(1,286)	(6,430)	(1,940)	(33,405)

Amortization of deferred financing costs	(168)	(285)	(50)	(7,813)

Loss on early retirement of debt	—	(3,950)	—	(618)

Interest income	4,198	615	—	423

Other income (loss), net	(672)	(402)	5	(271)

Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	90,462	31,364	(60,314)	(99,020)

Income tax expense (benefit)	33,723	11,264	1,047	(3,068)

Income before noncontrolling interest in loss of consolidated subsidiary	56,739	20,100	(61,361)	(95,952)

Noncontrolling interest in loss of consolidated subsidiary	1,985	—	—	—

Net income (loss)	$58,724	$20,100	$(61,361)	$(95,952)

Basic income (loss) per common share:

Net income (loss)	$4.01	$1.78	$(1.66)	$(2.60)

Average common shares outstanding	14,628,490	11,271,786	36,908,505	36,876,152

Diluted income (loss) per common share:

Net income (loss)	$3.86	$1.74	$(1.66)	$(2.60)

Average common shares outstanding	15,206,137	11,558,100	36,908,505	36,876,152

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005 and for the Period from January 1, 2005 through March
 14, 2005 and the Year Ended December 31, 2004
(Dollars in thousands)

	Successor Company		Predecessor Company
		Period from	Period from	Year
	Year	March 15, 2005	January 1, 2005	Ended
	Ended	through	through	December 31,
	December 31, 2006	December 31, 2005	March 14, 2005	2004
Net income (loss)	$58,724	$20,100	$(61,361)	$(95,952)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	25,029	20,636	8,808	55,077

Amortization of non-cash deferred revenue (see Note 4)	(4,322)	(10,137)	—	—

Deferred marine inspection costs	—	—	(1,277)	(11,360)

Deferred income taxes	29,856	10,084	(1,047)	(3,393)

Gain on debt discharge	—	—	(166,459)	—

Fresh-start adjustments	—	—	219,008	—

Impairment on assets held for sale, net of insurance recoveries	2,580	2,237	—	10,725

Loss on early retirement of debt	—	3,950	—	618

Impairment of long-lived assets	—	—	—	8,584

Gain on sales of assets	(1,334)	(2,525)	2	30

Provision for doubtful accounts	1,234	668	40	565

Stock based compensation	2,024	2,012	9	66

Noncontrolling interest in loss of consolidated subsidiary	(1,985)	—	—	—

Change in operating assets and liabilities:

Accounts receivable	(15,522)	(12,688)	2,404	(3,065)

Prepaid expenses and other current assets	(384)	(760)	(630)	163

Accounts payable and accrued expenses	8,938	(4,629)	7,676	23,380

Other, net	(3,107)	(1,774)	1,995	(199)

Net cash provided by (used in) operating activities	101,731	27,174	9,168	(14,761)

Cash flows from investing activities:

Purchases of property and equipment	(19,472)	(1,814)	(947)	(6,155)

Proceeds from sales of assets	3,402	6,988	—	3,831

Increase in available-for-sale securities	(2,475)	—	—	—

Increase in restricted cash	(4,682)	(882)	508	(5,677)

Other, net	—	—	(211)	2,857

Net cash provided by (used in) investing activities	(23,227)	4,292	(650)	(5,144)

Cash flows from financing activities:

Net proceeds from issuance of common stock	—	95,323	—	—

Net proceeds from exercises of warrants and options	994	1,806	—	—

Proceeds from issuance of debt	15,878	60,550	54,550	55,365

Repayment of debt	(54,041)	(156,380)	(56,771)	(48,280)

Proceeds from sale-leaseback transactions	—	—	—	2,746

Contribution from non-controlling interest	20,910	—	—	—

Deferred financing costs and other	(2)	—	(375)	(2,783)

Net cash (used in) provided by financing activities	(16,261)	1,299	(2,596)	7,048

Effect of exchange rate changes on cash and cash equivalents	712	(701)	62	135

Net increase (decrease) in cash and cash equivalents	62,955	32,064	5,984	(12,722)

Cash and cash equivalents at beginning of period	51,218	19,154	13,170	25,892

Cash and cash equivalents at end of period	$114,173	$51,218	$19,154	$13,170

Supplemental cash flow information:

Income taxes paid	$3,451	$471	$72	$210

Interest paid	$1,654	$7,351	$1,265	$8,464

Operating cash payments from reorganization items	$—	$6,195	$1,457	$8,168

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the Year Ended December 31, 2006 and for the Period from March 15, 2005 through December 31, 2005 and for the Period from January 1, 2005 through March 14, 2005 and the Year Ended December 31, 2004
(Dollars in thousands, except share amounts)

												Accumulated
										Retained		Other
									Additional	Earnings		Comprehensive			Total
	Old Common Stock		New Common Stock		Warrant — Series A		Warrant — Series B		Paid-In	(Accumulated	Unearned	Income	Treasury Stock		Stockholders’
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	Compensation	(Loss)	Shares	Dollars	Equity

Balance, December 31, 2003	36,982,569	370	—	—	—	—	—	—	338,007	(214,845)	(127)	18,627	72,032	(1)	142,031
Issuances of restricted stock	25,000	—	—	—	—	—	—	—	58	—	(58)	—	—	—	—
Issuances of stock to directors	30,000	—	—	—	—	—	—	—	6	—	—	—	—	—	6
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	66	—	—	—	66
Comprehensive loss:
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	17,690	—	—	17,690
Net loss	—	—	—	—	—	—	—	—	—	(95,952)	—	—	—	—	(95,952)

Total comprehensive loss:															(78,262)
Balance, December 31, 2004	37,037,569	370	—	—	—	—	—	—	338,071	(310,797)	(119)	36,317	72,032	(1)	63,841
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—	—	(12)	—	12	—	—	—	—
Amortization of unearned compensation		—	—	—	—	—	—	—	—	—	9	—	—	—	9
Comprehensive loss:
Loss on foreign currency translations	—	—	—	—	—	—	—	—	—	—	—	(1,209)	—	—	(1,209)
Net loss January 1, 2005 through March 14,2005	—	—	—	—	—	—	—	—	—	(61,361)	—	—	—	—	(61,361)

Total comprehensive loss:															(62,570)
Reorganization adjustments	37,032,569	370	10,000,000	100	499,429	1,658	499,429	637	(230,454)	372,158	98	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	—	—	10,000,000	100	499,429	1,658	499,429	637	107,605	—	—	—	—	—	110,000
Issuances of restricted stock to employees and directors	—	—	105,000	1	—	—	—	—	(1)	—	—	—	—	—	—
Issuances of stock to advisors	—	—	100,000	1	—	—	—	—	1,099	—	—	—	—	—	1,100
Issuances of stock during underwritten public offering			4,273,500	42	—	—	—	—	95,281	—	—	—	—	—	95,323
Exercises of stock options	—	—	154,762	2	—	—	—	—	1,702	—	—	—	—	—	1,704
Amortization of unearned compensation	—	—	—	—	—	—	—	—	693	—	—	—	—	—	693
Stock based compensation	—	—	—	—	—	—	—	—	1,319	—	—	—	—	—	1,319
Exercises of warrants for common stock	—	—	4,841	—	(2,850)	(9)	(1,991)	(3)	114	—	—	—	—	—	102
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	—	—	331	—	—	—	—	—	331
Comprehensive income:
Loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(8,240)	—	—	(8,240)
Net income — March 15, 2005 through December 31, 2005	—	—	—	—	—	—	—	—	—	20,100	—	—	—	—	20,100

Total comprehensive income:															11,860
Balance, December 31, 2005	—	—	14,638,103	146	496,579	1,649	497,438	634	208,143	20,100	—	(8,240)	—	—	222,432
Stock based compensation	—	—	89,650	1	—	—	—	—	2,024	—	—	—	—	—	2,025
Stock options exercised	—	—	88,085	1	—	—	—	—	968	—	—	—	—	—	969
Exercise of warrants for common stock	—	—	1,131	—	(960)	(3)	(171)	—	26	—	—	—	—	—	23
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	—	—	16,442	—	—	—	—	—	16,442
Gain related to the sale of interest in EMSL	—	—	—	—	—	—	—	—	3,615	—	—	—	—	—	3,615
Comprehensive income:															—
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	8,816	—	—	8,816
Net income	—	—	—	—	—	—	—	—	—	58,724	—	—	—	—	58,724

Total comprehensive income:															67,540
Adjustment to adopt SFAS No. 158, net of tax of $0.3 million	—	—	—	—	—	—	—	—	—	—	—	(708)	—	—	(708)

Balance, December 31, 2006	—	—	14,816,969	$148	495,619	$1,646	497,267	$634	$231,218	$78,824	$—	$(132)	—	$—	$312,338

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Trico Marine Services, Inc. (the “Company”) is a leading provider of marine support vessels to the offshore oil and gas industry, primarily in the North Sea, the Gulf of Mexico (the “Gulf”), West Africa, Mexico, Southeast Asia (through our partnership) and to a lesser extent Brazil. As of December 31, 2006, our fleet consisted of 68 vessels, including ten large capacity platform supply vessels (“PSVs”), six large anchor handling towing and supply vessels (“AHTSs”), 44 supply vessels, seven crew boats, and one line handling (utility) vessel. Our diversified fleet of vessels provides a broad range of services to offshore oil and gas operators, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation, repair and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles), well stimulation, sea floor cable laying and trenching services.

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

Consolidation Policy.  The consolidated financial statements include the Company’s majority owned subsidiaries, and its minority owned variable interest subsidiaries for which the Company has been determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  All investments with original maturity dates of three months or less are considered to be cash equivalents.

Restricted Cash.  The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2006, the total restricted cash balance of $12.6 million is primarily related to the following:

•	Cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the $50 million secured revolving credit facility in 2004. Since the cash held in escrow for outstanding letters of credit will not be used to offset currently maturing liabilities, the balance of $7.5 million has been classified as “Restricted cash — noncurrent” in the accompanying consolidated financial statements;

•	$3.5 million held in escrow until the second closing of EMSL scheduled to occur at January 1, 2008 at which time the Company will transfer the remaining four vessels to EMSL (see Note 17). Since the cash held in escrow will not be used to offset currently maturing liabilities, it has been classified as “Restricted cash — noncurrent” in the accompanying consolidated financial statements; and

•	Statutory requirements in Norway which require a subsidiary to segregate cash that will be used to pay tax withholdings in following periods, and other cash amounts held in escrow for specific purposes aggregating $0.7 million at December 31, 2006, which are classified as current assets.

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

The Company is exposed to insurance risks related to the Company’s insurance and reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The Company records the reinsurance recoverable amount when the claim has been communicated and accepted by the carrier and the Company expects to receive amounts owed. The Company monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for doubtful reinsurance receivables.

Accounting for long-lived assets.  Long-lived assets are recorded at the original cost and reduced by the amount of impairments, if any. In addition to the original cost of the asset, the recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges and the application of fresh-start accounting. See Note 3 for a discussion of fresh-start accounting.

On March 15, 2005, the Company recorded its vessels at their estimated fair values, reduced by the pro-rata application of negative goodwill discussed in Note 3. Prior to March 15, 2005, the Company recorded vessels at acquisition cost. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. Upon emergence from bankruptcy, the Company reset the remaining lives of our long-lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and began to depreciate the new book values over those remaining useful live; buildings and improvements, seven to thirty-three years, marine vessels three to twenty-seven years and transportation one to nine years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. The Company utilizes judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense the Company recognizes their income statement, whether the Company has a gain or loss on the disposal of an asset, and whether or not the Company records an impairment loss related to an asset.

Depreciation expense amounted to approximately $25.0 million, $20.4 million, $6.7 million and $32.9 million for year ended December 31, 2006, the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 though March 14, 2005 and the year ended December 31, 2004, respectively.

Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During 2006, the Company capitalized $0.3 million in interest for the construction of two GPA 640 design 210-foot diesel electric powered platform supply vessels, the Marin Teknikk Design MT6009 MKII platform supply vessel and to upgrade our information systems. No interest was capitalized in 2004 or 2005.

Impairment of long-lived assets.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs. We have grouped assets together for impairment testing purposes if they are determined to be interchangeable within their asset class. Cold-stacked vessels are grouped with other like active vessels for impairment review if the cold-stacked vessel is determined to be capable of returning to service without an economic burden to the Company, and is expected to be marketable once it returns. For grouped classes, we have not considered individual assets on a stand-alone basis for review, unless that vessel is considered withdrawn from service. As of December 31, 2006, the Company had one remaining cold-stacked supply vessel, which was moved to assets held for sale in the first quarter of 2007. During 2006, we activated five cold-stacked supply vessels, sold one cold-stacked supply vessel, and contributed five cold-stacked supply vessels to the EMSL partnership. The vessels contributed to EMSL are in the process of undergoing maintenance and classification work and are scheduled to be reactivated in early 2007. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ materially from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes.  Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. Management provides valuation allowances against net deferred tax assets for amounts which are not considered “more likely than not” to be realized. As noted earlier, the Company operates under the Norway Shipping Regime which defers current taxation on the Norway income. Although taxes are considered indefinitely deferred, the Company provides for and classifies as deferred the future tax liability on the earnings of our Norwegian subsidiary. As of the Exit Date, the Company incurred a change of control, as defined by the Internal Revenue Code Section 382 (“Section 382”). Accordingly, the rules of Section 382 will limit the utilization of our NOLs. The Company has the option to compute the limitation pursuant to two alternatives. The Company may forego any annual limitation on the utilization of the NOL carryforward by reducing such NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity. Under this option, if another ownership change were to occur before March 15, 2007, the entire NOL carryforward would be reduced to zero. This would have a material adverse impact on our future cash flows. Alternatively, the Company may elect to apply an annual limitation on the utilization of the NOL. Under this alternative election, past interest expense would not reduce the NOL carryforward and future ownership changes would not eliminate the NOL carryforward completely. However, the NOL carryforward would be significantly limited on an annual basis. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. If this option were elected we would be limited in the utilization of our NOLs to offset approximately $4.7 million of post-reorganization taxable income per year. Any unused annual limitation would be carried over to later years. The amount of the limitation would under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Because the Company recorded a full valuation allowance against its net deferred tax assets as of the Exit Date, the utilization of pre-reorganization NOL carryforwards during periods following our emergence from bankruptcy will result in income tax expense during the period in which the NOL carryforwards are used and an increase to paid-in-capital.

Revenue Recognition.  We earn and recognize revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for fuel bunks, meals and other expenses incurred on behalf of the customer.

Deferred Revenues on Unfavorable Contracts.  During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 requires the Company to record all contracts that are in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities are then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. The Company performed an evaluation, with the assistance of third-party specialist, of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters, see Note 4.

Direct Vessel Operating Expenses.  Direct vessel operating expenses principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred. Operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government beginning during July 2003. The labor reimbursements totaled $6.0 million, $4.4 million, $1.2 million and $5.5 million for the year ended December 31, 2006, for the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 through March 14, 2005 and the year ended December 31, 2004, respectively.

Losses on Insured Claims.  The Company limits its exposure to casualty losses by maintaining stop-loss and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Foreign Currency Translation.  All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the cumulative foreign currency translation adjustment component of stockholders’ equity. The designated functional currency for our operating segments are as follows: our U.S. operating segment has the U.S. Dollar , our North Sea operating segment has the Norwegian Kroner, our West Africa operating segment has the Nigerian Naira, our Mexico operating segment has the Mexican Peso, and Brazil operating segment has the Brazilian Real.

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

Accumulated other comprehensive income (loss).  Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of currency translation adjustments in foreign subsidiaries and unrecognized pension gain (loss).

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

New Accounting Standards.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for us beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not completed its analysis of the adoption of FIN 48.

In September 2006, the SEC released SAB No. 108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Previously, the two methods most commonly used to quantify misstatements are the “rollover” method, which primarily focuses on the income statement impact of misstatements, and the “iron curtain” method, which primarily focuses on the balance sheet impact of misstatements. Under SAB No. 108, registrants are advised to consider both the rollover and iron curtain methods, which is considered a dual approach, when evaluating financial statement errors. SAB No. 108 provides transition accounting and disclosure guidance for registrants that conclude that a material error existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB No. 108 through an adjustment to beginning retained earnings in the year of adoption. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the financial condition or results of operations of the Company.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. Previously, the North Sea Pension Plans had an October 31 measurement date, which has been changed to the Company’s fiscal year in 2006. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. At adoption of SFAS 158, the Company recognized as accumulated other comprehensive loss, net of taxes, the net actuarial losses of $0.9 million and the Norwegian social security obligations of $0.1 million that arose but were not previously required to be recognized as components of net periodic benefit cost.

During September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its financial position, results of operations or cash flows.

During February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a significant impact on its consolidated financial position, results of operations or cash flows.

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

The following table reflects the reorganization adjustments to the Company’s condensed consolidated balance sheet as of March 15, 2005 (in thousands):

	Predecessor			Successor
	Company			Company
	Balance Sheet			Balance Sheet
	as of	Reorganization	Fresh Start	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	March 15, 2005
ASSETS
Total current assets	$57,504	$—	$—	$57,504
Property and equipment:
Land and buildings	3,771	—	(1,949)	1,822
Marine vessels	657,780	—	(390,405)	267,375
Transportation and other	5,216	—	(4,029)	1,187
Construction-in-progress	100	—	(36)	64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor			Successor
	Company			Company
	Balance Sheet			Balance Sheet
	as of	Reorganization	Fresh Start	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	March 15, 2005
	666,867	—	(396,419)	270,448
Less accumulated depreciation and amortization	215,338	—	(215,338)	—

Net property and equipment	451,529	—	(181,081)	270,448
Restricted cash — noncurrent	6,454	—	—	6,454
Other assets	31,305	—	(20,720)	10,585

Total assets	$546,792	$—	$(201,801)	$344,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$86,435	$—	$—	$86,435
Liabilities subject to compromise:
Senior Notes	250,000	(250,000)	—	—
Accrued interest on Senior Notes	25,179	(25,179)	—	—
Long-term debt, net of discounts	85,479	—	547	86,026
Deferred income taxes	41,185	—	—	41,185
Deferred revenues on unfavorable contracts (see Note 4)	—	—	16,660	16,660
Other liabilities	4,685	—	—	4,685

Total liabilities	492,963	(275,179)	17,207	234,991
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock, $.01 par value	370	(270)	—	100
Warrants — Series A	—	1,658	—	1,658
Warrants — Series B	—	637	—	637
Additional paid-in capital	338,059	(230,454)	—	107,605
Accumulated deficit	(319,609)	538,617	(219,008)	—
Unearned compensation	(98)	98	—	—
Cumulative foreign currency translation adjustment	35,108	(35,108)	—	—
Treasury stock, at par value	(1)	1	—	—

Total stockholders’ equity	53,829	275,179	(219,008)	110,000

Total liabilities and stockholders’ equity	$546,792	$—	$(201,801)	$344,991

(1)	To record the conversion of liabilities subject to compromise into new common stock, the conversion of old common stock into warrants and the adjustment of other comprehensive income and unearned compensation.

(2)	To adjust assets and liabilities to fair market value, and reflect the write-off of the Predecessor Company’s equity and the application of negative goodwill to long-lived assets.

Changes to Significant Accounting Policies

Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SOP 90-7, the Company was required to adopt on March 15, 2005 all applicable accounting guidance that will be effective within the twelve months following the Exit Date. Therefore, the Company adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) on the Exit Date. Among other things, this statement requires the fair-value based method of accounting for equity-based compensation to employees. Under this method, the Company is required to measure the fair value of equity-based awards issued to employees at the grant date and amortize the cost of that award over the period in which service is rendered. Previous standards allowed for a choice of methods to be used for equity-based compensation to employees. As a result of issuing stock options to employees and the non-executive chairman of the Board of Directors in connection with the emergence from bankruptcy, some of which were immediately vested, the Company recorded approximately $2.0 and $1.3 million of compensation expense related to the adoption of SFAS No. 123R during the twelve months ended December 31, 2006 and the period from March 15, 2005 to December 31, 2005, respectfully. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the year ended December 31, 2004 and the period from January 1, 2005 to March 14, 2005 (in thousands, except per share data).

	Predecessor Company
	Period from
	January 1, 2005	Year
	through	Ended
	March 14, 2005	December 31, 2004

Net loss	$(61,361)	$(95,952)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	9	72
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax	(40)	(238)

Pro forma net loss	$(61,392)	$(96,118)

Net loss per common share:
Basic and Diluted — as reported	$(1.66)	$(2.60)

Basic and Diluted — pro forma	$(1.66)	$(2.61)

The Company elected to change the method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method as of the Exit Date. The Company now expenses marine inspection costs in the period incurred rather than deferring and amortizing the costs over the period between marine inspections. Had this change in accounting method been followed in previous periods, it would have had the following effect on net loss and earnings per share for the period indicated:

	Period from
	January 1, 2005	Year
	through	Ended
	March 14, 2005	December 31, 2004

Net loss	$(61,361)	$(95,952)
Add: Amortization of marine inspection costs included in reported net loss	2,055	11,432
Deduct: Expenditures for marine inspection costs determined under the “expense as incurred” method	(1,277)	(11,360)

Pro forma net loss	$(60,583)	$(95,880)

Net loss per common share:
Basic and Diluted — as reported	$(1.66)	$(2.60)

Basic and Diluted — pro forma	$(1.64)	$(2.60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Predecessor	Successor
	Company	Company
Buildings and improvements	15-40 years	7-33 years
Marine vessels	15-35 years	3-27 years
Transportation and other	5-10 years	1-9 years

4.	Deferred Revenue on Unfavorable Contracts

During the application of fresh-start accounting, the Company was required to refer to the guidance in SFAS No. 141 to determine the fair value of its assets and liabilities before the application of negative goodwill. SFAS No. 141 required the Company to record all contracts that were in process at the Exit Date at fair market value based on estimated normal profit margins at that date. As such, an asset for favorable contracts or a liability for unfavorable contracts is required to be recorded. These assets or liabilities were then required to be amortized based on revenues recorded over the remaining contract lives, effectively resulting in the recognition of a normal profit margin on contract activity performed subsequent to the acquisition. As required, the Company performed an evaluation of its contracts and determined that, as a result of recent market improvements in the North Sea, several of its contracts were unfavorable compared to market conditions as of the Exit Date. As a result, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to its charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. Accordingly, the Company is required to amortize the deferred revenue on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. Although no additional cash benefit is being recognized by the Company, the reversal of deferred revenue on unfavorable contracts has had and will continue to have a positive impact on the Company’s stated revenues, operating income, and net income in the current period and future periods. During the twelve months ended December 31, 2006 and the period from March 15, 2005 to December 31, 2005, the Company recorded approximately NOK 27.7 million ($4.5 million) and NOK 65.6 million ($10.1 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. The remaining liability of NOK 8.6 million ($1.4 million) is included in “deferred revenues on unfavorable contracts” in the condensed consolidated balance sheet at December 31, 2006. Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of Non-Cash
Deferred
Period	Revenue

Year ending December 31, 2007	$853
Year ending December 31, 2008	313
Year ending December 31, 2009	145
Year ending December 31, 2010	36
Year ending December 31, 2011	29

$1,376

5.	Warrants to Purchase Common Stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock. Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned. The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 495,619 Series A Warrants and 497,267 Series B Warrants remain outstanding as of December 31, 2006. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid-in capital.

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

Below is a summary of Series A Warrants and Series B Warrants exercised during the twelve months ended December 31, 2006 and the period from March 15, 2005 through March 31, 2005.

		Period from
		March 15, 2005
	Year Ended	through
	December 31, 2006	December 31, 2005

Series A	960	2,850
Series B	171	1,991

	1,131	4,841

6.	Reorganization Costs

Since April 2004 through the Exit Date, the Company incurred significant costs associated with its reorganization. No reorganization costs were incurred during the periods after the Exit Date. The following table summarizes the reorganization costs incurred by the Company during the periods indicated (in thousands):

	Predecessor Company
	Period from
	January 1, 2005	Year
	through	Ended
	March 14, 2005	December 31, 2004

Professional and other fees	$6,479	$8,009
Key employee retention program	180	608

Reorganization costs	$6,659	$8,617

During the period from January 1, 2005 to March 14, 2005, the Company incurred reorganization charges of approximately $6.7 million primarily related to fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. The reorganization costs include $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes which were accrued during the period from January 1, 2005 to March 14, 2005 when the advisors met the criteria for the fee under the agreement. Of the total success fees of $3.5 million, $1.1 million was settled by issuing 100,000 shares of new common stock on April 1, 2005 to the ad-hoc creditors’ committee’s financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advisors, who had the right to elect and elected to receive the Company’s new common stock in lieu of cash as payment.

During the restructuring, the Company adopted a key employee retention plan, which calls for payments to certain key employees totaling $1.0 million payable based on service over a fifteen-month period beginning in December 2004. At the Exit Date approximately $0.8 million of the key employee retention plan had vested, subsequent to the Exit Date an additional $0.1 million has vested and been expensed to employee bonuses, and $0.1 million has been forfeited. On each of the Commencement Date and the Exit Date, the Company made total payments of approximately $0.5 million, representing the first and second of four vesting dates under the key employee retention plan. The Company made the third payment under the employee retention plan in September 2005 of approximately $0.3 million and the final payment of approximately $0.1 million in March 2006.

7.	Assets Held for Sale and Sales of Assets

At December 31, 2006 our assets held for sale included three supply vessels and our SWATH crew boat.

Management moved one active supply vessel to assets held for sale in the fourth quarter of 2006. The Company entered into a charter with a purchase option at the end of such charter. In December 2006, management and the customer have agreed upon the terms of the purchase option, which the customer will exercise in January 2007. The vessel is included in assets held for sale at December 31, 2006 at its book value of $0.8 million, as the estimated fair value exceeded the book value.

In the fourth quarter of 2006, management committed to a formal plan to sell two cold-stacked supply vessels. The two vessels are included in assets held for sale at December 31, 2006 at their aggregate book value of $0.8 million, as the estimated fair value exceeded the book value.

In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. Based on the estimated net sale proceeds, the Company recorded an initial impairment charge of approximately $2.2 million during the fourth quarter of 2005. Even though the SWATH has been classified as held for sale for over a year, management has concluded that the SWATH continues to meet the requirements of an asset held for sale per (“SFAS 144”), Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the past year the Company has actively solicited, but did not receive any reasonable offers to purchase the SWATH; therefore, in the third quarter of 2006, the Company recorded an additional impairment of $3.2 million partially offset by $0.6 million in insurance recoveries received during 2006. The SWATH continues to be actively marketed at a price reasonable to the current market conditions

In an effort to reduce costs associated with cold-stacked vessels and to augment liquidity for operating or investing needs, the Company initiated the process to actively market five of its Gulf of Mexico cold-stacked supply vessels for sale. The Company sold three vessels during the fourth quarter of 2005 for total net proceeds of $2.5 million, recognizing a gain of $1.0 million. In April 2006, the Company sold an additional cold-stacked vessel for net proceeds of approximately $0.8 million, recognizing a gain of $0.3 million. After careful analysis, management decided to transfer the remaining cold-stacked vessel from held for sale during the second quarter of 2006 and began to destack the vessel for future use. The Company did not impair the cold-stacked vessel when transferred to held for sale, nor did the Company make any subsequent impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the provisions of SFAS No. 144, the Company reviews long-lived assets held for use for impairment when events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. During the application of fresh-start in March 2005, all vessels were adjusted to fair market value and reduced by the amount of negative goodwill implied in the reorganization. New book values were determined for the Company’s vessels. Due to the application of fresh-start and strong market conditions, the Company determined that market conditions did not require an impairment test to be performed during 2006 or 2005 for assets held for use.

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

9.	Accounts Receivable

The Company’s accounts receivable, net consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Trade receivables	$55,380	$39,775
Allowance for doubtful accounts	(1,846)	(1,397)
Insurance and other	5,253	4,608

Accounts receivable, net	$58,787	$42,986

The Company’s receivables are primarily due from entities operating in the oil and gas industry in the Gulf of Mexico, the North Sea, West Africa, and Mexico. Since the Company’s receivables are primarily generated from customers having similar economic interests, the Company has potential exposure to credit risk that could result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from economic or other changes to the oil and gas industry. As of December 31, 2006, no one customer individually represented 10% of the Company’s outstanding trade receivables balance.

10.	Other Assets

The Company’s other assets consist of the following at December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005
Deferred financing costs, net of accumulated amortization of $1.1 million and $1.0 at December 31, 2006 and December 31, 2005, respectively	$228	$296
Pension Assets	675	1,264
Marine vessel spare parts	2,315	1,534
GE lease deposits	1,698	1,698
Capitalized information system costs	1,296	168
Other	2,185	2,252

Other assets	$8,397	$7,212

Increased capitalized information system costs are related to an information system upgrade initiated at the end of 2005.

11.	Debt

The Company’s debt consists of the following at December 31, 2006 and 2005 (in thousands):

	December 31, 2006	December 31, 2005
Trico Supply Bank Facility, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin and collateralized by certain marine vessels. This facility’s current availability reduces in 13 semi-annual installments of NOK 40 million ($6.0 million) beginning March 2003 with balance of the commitment expiring September 2009	$—	$16,310
NOK Term loan, bearing interest at NIBOR (Norwegian Interbank Offered Rate) plus a margin, collateralized by two marine vessels, reducing in 5 semi-annual installments beginning June 30, 2004 by NOK 7.5 million ($1.2 million) with the balance of the commitment expiring June 2006	—	17,792
6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	9,432	10,690
6.08% Notes, bearing interest at 6.08%, principal and interest due in 16 semi-annual installments, maturing September 2006, collateralized by a marine vessel	—	1,250
Fresh-start debt premium(1)	431	496

	9,863	46,538
Less current maturities	1,258	36,610

Long-term debt	$8,605	$9,928

(1)	During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Maturities on debt during the next five years and thereafter are as follows (in thousands):

Period	Amount

12 months ending December 31, 2007	$1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
Thereafter	3,142

$9,432
Fresh-start debt premium(1)	431

$9,863

On June 26, 2003, the Company entered into the NOK Term Loan payable in Norwegian Kroner (“NOK”) in the amount of NOK 150.0 million ($24.1 million at December 31, 2006). Amounts borrowed under the NOK Term Loan bear interest at NIBOR plus 2.0%. The NOK Term Loan was required to be repaid in five semi-annual repayments of NOK 7.5 million ($1.2 million) beginning September 30, 2004. The NOK Term loan was retired upon the final payment of NOK 70 million ($11.3 million) on June 30, 2006.

The NOK Revolver, with a current facility capacity of NOK 446 million ($71.7 million), is collateralized by mortgages on nine North Sea class vessels. The bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. Since the facility has both a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with SFAS No. 6. The Company reduced the availability of the NOK Revolver by NOK 34 million ($5.5 million) on April 20, 2006 as a result of the pending sale, subsequently completed on June 30, 2006, of two AHTS vessels and two PSV vessels to its minority owned consolidated subsidiary, Eastern Marine Services Limited (“EMSL”). As of October 31, 2006, the Company repaid the outstanding balance on the NOK Revolver of NOK 40 million ($6.1 million); however, this facility is still available to augment the Company’s liquidity.

During December 2004, the Company and its Norwegian lender agreed on terms to amend several covenants of the NOK Revolver to exclude intercompany notes from the definition of funded debt and to increase the maximum ratio of funded debt to operating income plus depreciation and amortization from 5.0 to 5.5. These covenant modifications increase the Company’s ability to repatriate cash from Norway without incurring a default under the NOK Revolver. As a result of the modifications, the Company’s effective interest rate increased by 1% on both facilities. These covenant modifications were effective as of December 31, 2004.

In 1998, Trico Marine International, Inc., the Company’s special-purpose subsidiary, issued $10.0 million of 6.08% notes due 2006 (the “6.08% Notes”), to finance the construction of the SWATH crew boat. The final payment of $0.6 million was made in September 2006. In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), to finance the construction of two supply vessels, of which $9.4 million is outstanding at December 31, 2006. The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s condensed consolidated financial statements. Both notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on three vessels. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company anticipates the mortgage secured by the SWATH vessel will be released in early 2007 due to satisfaction of the 6.08% Notes in September 2006.

12.	Operating Leases

On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale and lease back of three crew boats. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million in cash deposits pursuant thereto in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying consolidated balance sheet.

The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to a $9.7 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could impair the Company’s liquidity.

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

Future minimum payments under non-cancelable operating lease obligations are approximately $2.1 million, $1.9 million, $1.8 million, $1.7 million, $1.5 million and $3.0 million for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and subsequent years, respectively. Operating lease payments in 2006, 2005 and 2004 were $1.7 million, $1.5 million and $1.2 million, respectively.

13.	Taxes

Income (loss) before income taxes derived from U.S. and international operations for the three year period ended December 31, 2006 are as follows (in thousands):

	Successor Company		Predecessor Company
		Period from	Period from
		March 15, 2005 to	January 1, 2005 to
	2006	December 31, 2005	March 14, 2005	2004
United States	$47,407	$(1,201)	$63,362	$(72,431)
International	43,055	32,565	(123,676)	(26,589)

	$90,462	$31,364	$(60,314)	$(99,020)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) from continuing operations of the Company for the year ended December 31, 2006 and the periods March 15, 2005 to December 31, 2005, January 1, 2005 to March 14, 2005, and for the year ended December 31, 2004, are as follows (in thousands):

	Successor Company		Predecessor Company
		Period from	Period from
		March 15, 2005 to	January 1, 2005 to
		December 31,	March 14,
	2006	2005	2005	2004
Current income taxes:
U.S. federal income taxes	$970	$—	$—	$—
State income taxes	—	—	—	—
Foreign taxes	2,897	1,180	—	325
Deferred income taxes:
U.S. federal income taxes	15,591	—	—	—
State income taxes	979	331	—	—
Foreign taxes	13,286	9,753	(1,047)	(3,393)

	$33,723	$11,264	$(1,047)	$(3,068)

The Company has undistributed earnings of approximately $162.0 million in its foreign subsidiary. The Company has not recorded a deferred tax liability with respect to earnings because the Company does not expect those unremitted earnings to be repatriated and taxable in the Company in the foresable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed foreign earnings in a taxable manner, such as through receipt of dividends or sale of investments. The amount of the unrecognized deferred tax liability for temporary differences related to investments in the foreign subsidiary has not been disclosed because it is impractical to calculate the amount at this time. In December 2006, $32.0 million in cash was repatriated from one of our Norwegian Subsidiaries to its parent company, Trico Marine Cayman L.P. There were no adverse tax consequences related to this repatriation of cash. We do not anticipate repatriating funds from our Cayman Island Subsidiary to the U.S.; we plan to use the funds in the Cayman Islands for future international expansion. It is not anticipated that we will need to repatriate any additional funds from Norway in the near future to fund U.S. operations or expansion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred income taxes at December 31, 2006 and 2005 represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities, as follows (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current

2006
Property and equipment	$—	$—	$—	$15,251
Deferral of taxes on Norwegian earnings	—	—	—	63,327
Foreign tax credit	2,089	—	—	—
Alternative minimum tax carryforward	969	—	—	—
Insurance reserves	1,162	—	—	—
U.S. net operating loss carryforwards	—	44,854	—	—
Gain on sale of vessels	1,209	438	—	—
Company incentive plans	1,199	—	—	—
Other	1,103	—	—	1,073

	$7,731	$45,292	$—	$79,651

Current deferred tax assets, net				$7,731

Non-current deferred tax asset, net — U.S. jurisdiction				$28,968

Valuation Allowance				$36,699

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$63,327

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current

2005
Property and equipment	$—	$—	$—	$17,095
Deferral of taxes on Norwegian earnings	—	—	—	46,055
Insurance reserves	1,196	—	—	—
U.S. net operating loss carryforwards	—	116,518	—	—
Cancellation of debt income	—	—	—	58,260
Other	1,465	—	—	—

	$2,661	$116,518	$—	$121,410

Current deferred tax assets, net				$2,661

Non-current deferred tax asset, net — U.S. jurisdiction				$41,163

Valuation Allowance				$43,824

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$46,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2006 and 2005 U.S. net operating losses and deferred tax assets, as management does not consider the benefit to be more likely than not to be realized.

As discussed in more detail below, the Company incurred cancellation of debt income and a change of control, as defined by the Internal Revenue Code, which will limit the ability to utilize its deferred tax assets related to its NOL carryforwards. The tax impact of the cancellation of debt income is shown as a reduction to the tax attributes as of January 1, 2006. The reduced NOL carryfoward related to the change of control is shown in the table above since the limitations will be based on an election expected to be made upon filing of the 2005 U.S. tax return in April 2007.

The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows (in thousands):

	Successor Company		Predecessor Company
		Period from	Period from
		March 15, 2005 to	January 1, 2005 to
		December 31,	March 14,
	2006	2005	2005	2004
Federal income taxes at statutory rate	$31,660	$10,977	$(21,110)	$(34,657)
State income taxes net of federal benefit	979	458	—	(333)
Norwegian tax rate differential	(3,524)	(2,443)	8,685	6,300
U.S. tax on deemed repatriation	—	2,156	—	—
Non-deductible items in foreign jurisdictions	1,530	—	34,673	—
Non-deductible loss and expenses	989	62	2,331	3,322
Impact of foreign earnings at various rates	2,089	1,838	55	24
Valuation Allowance	—	(1,784)	(23,587)	22,276

Income tax expense (benefit)	$33,723	$11,264	$1,047	$(3,068)

The income tax expense or benefit for the current year ended December 31, 2006 is primarily associated with income generated by U.S. and Norwegian operations, alternative minimum tax, state and foreign taxes. The Company’s effective tax rate for the year ended December 31, 2006 differs slightly from the statutory rate primarily due to income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at lower rate, alternative minimum tax, state and foreign taxes due. During 2005, the variance from the Company’s statutory rate was primarily due to the non-deductibility of fresh-start adjustments and non-inclusion of the gain on debt discharge, both of which were recorded upon emergence from bankruptcy. In addition, other non-deductible losses (including restructuring costs), income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at a lower rate and the U.S. net deferred tax asset valuation allowance also contributed to the variances from the statutory rate. In prior years, the variance from the Company’s statutory rate was primarily due to the valuation allowance on U.S. net deferred tax assets, lack of deductibility of costs associated with the financial restructuring and, to a lesser extent, income contributed by the Company’s Norwegian subsidiary for which income taxes were provided at the Norwegian statutory rate of 28%.

As of December 31, 2005, the Company had approximately $325 million in pre-reorganization net operating loss (the “NOL”) carryforwards and $2 million in post-reorganization NOL carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, we recognized cancellation of debt income of $166.5 million when our $250 million 8 7/8% senior notes due 2012 (the “Senior Notes”) were converted to equity. Pursuant to applicable tax law, approximately $76 million of this cancellation of debt reduced the NOL carryforward. Additionally, the change in our ownership, may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reorganization created a change in ownership. Accordingly, the rules of Section 382 will limit the utilization of our NOLs. The Company has the option to compute the limitation pursuant to two alternatives. The Company may forego any annual limitation on the utilization of the NOL carryforward by reducing such NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity. Under this option, if another ownership change were to occur before March 15, 2007, the entire NOL carryforward would be reduced to zero. This would have a material adverse impact on our future cash flows. Alternatively, the Company may elect to apply an annual limitation on the utilization of the NOL. Under this alternative election, past interest expense would not reduce the NOL carryforward and future ownership changes would not eliminate the NOL carryforward completely. However, the NOL carryforward would be significantly limited on an annual basis. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that we will be limited in the utilization of our NOLs to offset approximately $4.7 million of post-reorganization taxable income per year. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.

Currently, the Company intends to elect to forego the annual NOL limitation. However, the Company will fully study its options before making a decision, which is due upon the filing its 2005 income tax return in April 2007.

The Company has based its tax provision on the assumption that the annual limitation will not apply. If the annual limitation were elected, the Company estimates there would be an increase of approximately $19 million in current income taxes payable as of December 31, 2006 based on estimated current year taxable income. The Company has reserved for any future benefits that might be derived from its NOL carryforwards and other deferred tax assets to the extent they exceed its domestic deferred tax liabilities as of December 31, 2006. If the Company continues to be profitable it is likely we will release the valuation allowance in 2007.

As noted above, fresh start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. To date, the Company has released approximately $16.6 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account. If the pre-confirmation net deferred tax asset is used to offset taxable income in the future, the reduction in the valuation allowance will be recorded as noted above and the utilization of the deferred tax asset will be reflected as an increase to deferred income tax expense.

A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Although the Company recorded a profit from operations during 2006 and from its U.S. operations during the fourth quarter of 2005, the history of negative earnings from these operations in the recent past constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2006. If the Company’s U.S. operations continue to be profitable it is likely we will release the valuation allowance in 2007.

On March 22, 2002, the Company’s Brazilian subsidiary received non-income related a tax assessment from a Brazilian State tax authority for approximately 25.8 million Reais ($12.1 million at December 31, 2006). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company had filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2004, the Company received a separate non-income related tax assessment from the same Brazilian State tax authority for approximately 2.8 million Reais ($1.3 million at December 31, 2006). This tax assessment is based on the same premise as noted above. The Company filed a timely defense during October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court during February 2006. The Company has not accrued for either assessment or any potential interest charges for the liabilities as they are not considered “probable” as defined by SFAS No. 5.

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

14.	Earnings Per Share

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the year ended December 31, 2006, the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 though March 14, 2005, and the year ended December 31, 2004 (in thousands, except share and per share data).

	Successor Company		Predecessor Company
		Period from	Period from
	Year	March 15, 2005	January 1, 2005	Year
	Ended	through	through	Ended
	December 31,	December 31,	March 14,	December 31,
	2006	2005	2005	2004
Net income (loss) available to common shares (numerator)	$58,724	$20,100	$(61,361)	$(95,952)

Weighted-average common shares outstanding (denominator)	14,628,490	11,271,786	36,908,505	36,876,152

Basic EPS	$4.00	$1.78	$(1.66)	$(2.60)

Net income (loss) available to common shares (numerator)	$58,724	$20,100	$(61,361)	$(95,952)

Weighted-average common shares outstanding (denominator)	14,628,490	$11,271,786	36,908,505	36,876,152
Options	189,772	190,948	—	—
Restricted Stock	42,887	33,476	—	—
Warrants	344,988	61,890	—	—

Total effect of dilutive securities	577,647	286,314	—	—

Adjusted weighted-average shares	15,206,137	11,558,100	36,908,505	36,876,152

Diluted EPS	$3.86	$1.74	$(1.66)	$(2.60)

The number of common shares outstanding at December 31, 2006 and December 31, 2005 differs significantly from December 31, 2004 due to the Company’s reorganization and subsequent stock offering. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization, on March 15, 2005, included issuing 10,000,000 shares of new common stock, issuing 728,000 options to purchase new common stock and restricted stock to employees and directors and converting the Company’s previous common shares into approximately 1,000,000 warrants to purchase shares of new common stock. In October 2005, the Company issued 4,273,500 shares of common stock during an underwritten public offering.

For the year ended December 31, 2006, options to purchase 57,500 shares of common stock at prices ranging from $27.13 and $35.56 per share were excluded from the computation of diluted earnings per share because the proceeds from exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

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

15.	Equity Incentive Plans

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

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, the Company is authorized to issue shares of new common stock pursuant to “Awards” granted as incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, restricted and unrestricted stock awards, or any combination of such Awards. Awards may be granted to key employees and directors of the Company. The Compensation Committee administers the 2004 Plan and has broad discretion in selecting 2004 Plan participants and determining the vesting period and other terms for Awards granted under the 2004 Plan. According to the 2004 Plan, Awards may be granted with respect to a maximum of 1,500,000 shares of new common stock.

Options

The estimated weighted average fair value of options granted during 2006 and 2005 was $11.76 and $5.06 per share, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

		December 31,
	December 31, 2006	2005

Expected annual dividends	$—	$—
Risk free interest rate	4.70%	4.12%
Expected term (in years)	5	5
Volatility(1)	36.47%	46.70%

(1)	The volatility assumption was based on the average volatility of a peer group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes to the Company’s stock options during the year ended December 31, 2006, 2005 and 2004 is presented below:

	2006			2005		2004
	Number of	Weighted	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Fair Market	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Value	Options	Prices	Options	Prices

Outstanding at beginning of the year	355,738	$11.00	$5.06	1,077,800	$10.57	1,242,050	$10.51
Cancelled during reorganization	—	—	—	(1,077,800)	10.57	—	—
Granted	59,500	29.55	11.77	698,000	11.00	—	—
Exercised	(88,085)	11.00	5.06	(154,762)	11.00	—	—
Expired / Forfeited	(10,001)	14.23	6.20	(187,500)	11.00	(164,250)	10.14

Outstanding at end of the year	317,152	$14.38	$6.28	355,738	$11.00	1,077,800	$10.5

Exercisable at end of the year	61,903	$11.00	$5.06	44,574	$11.00	955,550	$11.10

During 2006, options to purchase 88,085 shares of its new common stock with exercise prices of $11.00 per share and an aggregate intrinsic value of $2.4 million were exercised. The Company received $1.0 million related to these exercises.

Aggregate Intrinsic Value
Year Ended December 31,
2006

Options Outstanding at December 31, 2006	$7,590
Options Exercisable at December 31, 2006	$1,691
Options exercised in 2006	$2,406

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number	Average	Average	Number	Average	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
Exercise Prices	at 12/31/06	Contract Life	Price	at 12/31/06	Contract Life	Price

$11.00	259,652	5.2	$11.00	61,903	5.2	$11.00
$27.13	38,500	6.2	$27.13	—	6.2	$27.13
$33.75	9,000	6.5	$33.75	—	6.5	$33.75
$35.56	10,000	6.5	$35.56	—	6.5	$35.56

$11.00 - $35.56	317,152	5.4	$14.38	61,903	5.4	$11.00

Generally, stock option awards under the 2004 Plan expire seven years from the date of the grant.

During the year ended December 31, 2006 and the period from March 15, 2005 through December 31, 2005, the Company recognized approximately $0.6 million and $1.3 million, respectively, in compensation costs related to stock option grants under the 2004 Plan. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. net deferred tax assets. The Company expects to recognize approximately $1.2 million in compensation expense over the next two years related to options that are outstanding but not yet vested as of December 31, 2006.

Restricted Stock

The forfeiture restrictions relating to the shares of restricted stock granted to employees expire over periods ranging from two to four years, beginning on the first anniversary of the issuance. Since there is no price to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee for these awards, the Company has unrecognized compensation cost which is being recognized over the vesting period. The following table summarizes the restricted stock activity:

		Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2003	60,000	$2.41
Granted	25,000	2.33
Vested	(20,000)	2.41
Cancelled	—	—

Outstanding at December 31, 2004	65,000	$2.38
Converted into warrants during reorganization	(60,000)	2.37
Granted	105,000	19.88
Vested	(40,000)	13.67
Cancelled	(5,000)	2.44

Outstanding at December 31, 2005	65,000	$23.71
Granted	94,650	29.70
Vested	(29,417)	28.19
Cancelled	(5,000)	28.45

Outstanding at December 31, 2006	125,233	$27.00

As of December 31, 2006 and 2005, the Company had approximately $2.5 million and $1.4 million respectively, in unrecognized compensation related to restricted stock grants. The amortization expense for the unrecognized compensation for the year ended December 31, 2006 and the period from March 15, 2005 through December 31, 2005 is approximately $1.4 million and $0.7 million, respectively. No net tax benefits were recorded for the grants since the Company provides for a full valuation allowance against its U.S. deferred tax assets. The Company expects to amortize the unrecognized compensation over the next two years related to restricted stock not yet vested as of December 31, 2006.

16.	Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ before tax savings contributions on up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. The Company expensed contributions to the Plan for the year ended December 31, 2006, the period from March 15, 2005 through December 31, 2005, the period from January 1, 2005 through March 14, 2005, and the year ended December 31, 2004 of approximately $0.2 million, $0.2 million, zero, and $0.1 million, respectively.

Norwegian Pension Plans

Substantially all of the Company’s Norwegian employees are covered by three non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company adopted SFAS No. 158, which was effective by the year ended December 31, 2006.

The adoption of SFAS 158 required the Company to recognize the over-funded pension asset and the under-funded pension liability on the consolidated balance sheet. This amount is defined as the difference between the fair value of plan assets and the projected benefit obligation. The Company recognized as accumulated other comprehensive loss, net of taxes, the actuarial gains and losses and Norwegian social security obligations that arose but were not previously required to be recognized as components of net periodic benefit cost. In subsequent periods, other comprehensive income will be adjusted as these amounts are recognized into income as components of net periodic benefit cost.

The following table summarizes the initial impact upon adoption of SFAS No. 158 on the consolidated balance sheet.

	December 31, 2006
	Before		After
	Adoption	Adjusted	Adoption

ASSETS:
Pension asset	$1,631	$(956)	$675
LIABILITIES:
Pension obligation	$113	$27	$140
Deferred tax liability	63,602	(275)	63,327
EQUITY:
Accumulated other comprehensive loss	$—	$(708)	$(708)

SFAS 158 also requires that the measurement date for all pension plans correspond with a company’s fiscal year end effective for years ending after December 15, 2008. As a result of this new requirement, in 2006, the Company adopted a December year end measurement for all pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a comparison of the benefit obligation and plan assets for all of the Company’s Norwegian pension plans at December 31st for the years indicated (in thousands).

		Period from	Period from
		March 15, 2005	January 1, 2005
		through	through
		December 31,	March 14,
	2006	2005	2005
Change in Benefit Obligation
Benefit obligation at beginning of the period	$4,521	$3,925	$3,811
Service cost	637	944	88
Interest cost	207	129	33
Benefits paid	(163)	(89)	(23)
Actuarial gain	(180)	—	—
Translation adjustment and other	389	(388)	16

Benefit obligation at end of year	$5,411	$4,521	$3,925

Change in Plan Assets
Fair value of plan assets at beginning of the period	$5,596	$4,952	$4,871
Actual return on plan assets	269	193	49
Contributions	1,392	992	454
Benefits paid	(163)	(89)	(23)
Actuarial loss	(1,607)	—	—
Translation adjustment and other	459	(452)	(399)

Fair value of plan assets at end of year	$5,946	$5,596	$4,952

Funded Status, over funded		$1,075	$1,027
Unrecognized net actuarial gain and other		(489)	(552)

Prepaid benefit costs		$586	$475

The following table summaries net periodic benefit costs for all of the Company’s Norwegian pension plans at December 31st for the years indicated (in thousands).

	Successor Company		Predecessor Company
		Period from	Period from
		March 15, 2005	January 1, 2005
		through	through
		December 31,	March 14,
	2006	2005	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$637	$944	$88	$380
Interest cost	207	129	33	133
Return on plan assets	(236)	(225)	(52)	(221)
Social security contributions	176	46	12	59
Recognized net actuarial loss	36	8	2	10

Net periodic benefit cost	$820	$902	$83	$361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the funded status of the pension plans as of December 31, 2006 after the adoption of SFAS No. 158, (in thousands):

Projected benefit obligation	$(5,411)
Fair value of plan assets	5,946

Funded status	$535

Items included in accumulated other comprehensive income and not yet recognized Unrecognized net actuarial loss	$876
Social security obligations	80

$956

Items to be recognized in 2007 as a component of net periodic cost:
Net actuarial loss	$47
Social security obligations	5

Net periodic cost to be recorded in 2007 as a component of other comprehensive loss (income)	$52

The vested benefit obligation is calculated as the actuarial present value of the vested benefits to which employees are currently entitled based on the employees’ expected date of separation or retirement.

The weighted average assumptions shown below were used for both the determination of net periodic benefit cost, and the determination of benefit obligations as of the measurement date. In determining the weighted average assumptions, the Company reviewed overall market performance and specific historical performance of the investments in the plan.

			Predecessor
	Successor Company			Company
		December 31,	March 14,	December 31,
	December 31, 2006	2005	2005	2004
Weighted-Average Assumptions
Discount rate	4.50%	4.50%	4.50%	4.50%

Return on plan assets	5.50%	5.50%	5.50%	5.50%

Rate of compensation increase	4.50%	3.30%	3.30%	3.30%

The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments. The Company’s asset allocations as of the dates below were as follows:

			Predecessor
	Successor Company		Company
	December 31,	December 31,	March 14,
	2006	2005	2005
Equity securities	30%	22%	18%
Debt Securities	55%	43%	49%
Property and other	15%	35%	33%

All asset categories	100%	100%	100%

In the future, the Company expects to pay approximately $0.2 million in benefits per year under the Norwegian plans and expects to make contribution of $0.6 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom Pension Plan

Substantially all of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. Plan actuarial valuations are due to occur every three years, and it is possible that the MNOPF will issue additional invoices to the Company depending on the results of future actuarial valuations. The most recent actuarial review of the MNOPF determined there was a funding deficit for the 2003 valuation between $268.3 million and $605.2 million. The Company’s portion of this deficit is estimated to be between 0.4% and 0.5%. The actuarial review of the MNOPF funding deficit is currently under review by participating employers; thus, the Company’s share can not be determined at this time. As of December 31, 2006, based on the Company’s best estimate, a funding obligation of $1.1 million was reserved.

During the year ended December 31, 2006, the period from March 15, 2005 though December 31, 2005, the period from January 1, 2005 through March 14, 2005, and the year ended December 31, 2004, the Company recognized a cost of $1.1 million, $0.5 million, zero, $2.7 million respectively, for the MNOPF Plan, which amounts represent assessments of current obligations to the MNOPF Plan.

The Company expects to contribute $1.1 million to the MNOPF pension plan in 2007.

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

EMSL will be managed pursuant to the terms of its shareholders agreement which provides for equal representation for COSL and the Company on the board and in management. In exchange for its 49% interest in EMSL, the Company agreed to contribute fourteen vessels. Ten of these vessels were contributed at the first closing on June 30, 2006. During the second closing, scheduled to occur in January 2008, the Company will contribute the remaining four supply vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels EMSL paid the Company approximately $17.9 million, $3.5 million of which is held in escrow until the second closing. Of the initial fleet of ten vessels, five Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the Company will bareboat the remaining five vessels from EMSL until the later of December 31, 2007 or the expiry of any then existing contracts for such vessels. Upon the second closing, another two Gulf class supply vessels will be operating in China under bareboat arrangements between COSL and EMSL and the remaining two vessels in EMSL’s fleet will be targeted for operations in Southeast Asia markets. Upon expiry of bareboat arrangements with the Company, those five vessels will also be targeted for operations in Southeast Asia markets by EMSL.

There is potential for the Company to provide subordinated financial support as required per the shareholders agreement to fund, in proportion to the shareholders’ respective ownership percentages, project start-up costs associated with the development and establishment of EMSL to the extent they exceed the working capital of EMSL.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the best evidence of control. The entity that holds the majority interest in the variable interest entity is considered the primary beneficiary and is required to consolidate the variable interest entity.

The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement.

At June 30, 2006 the Company contributed marine vessels and other assets to EMSL with a historical book value of $30.9 million. COSL contributed $20.9 million, of which $17.9 million was then paid to Trico. At formation, EMSL’s assets totaled $33.9 million. A $3.6 million gain was generated by the Company based on the difference between the cash proceeds of $20.9 million and 51% of the book value of the EMSL’s assets. The Company has determined that gain recognition would be inappropriate based on the guidance in SAB Topic 5H and SAB 84 “Accounting for Sales of Stock by a Subsidiary,” and as a result has recorded the $3.6 million as additional paid-in-capital and decreased the non-controlling interest on the condensed consolidated balance sheet.

Upon inception at June 30, 2006, the formation of EMSL had the following impact on the Company’s Consolidated Balance Sheet, (in thousands):

Cash	$17,442
Restricted cash	3,468

Total assets	$20,910

Non-controlling interest	$17,295
Additional paid-in-capital	3,615

Total liabilities and shareholder’s equity	$20,910

The accounts receivable from shareholder recorded as contra-equity relates to the four vessels which will be contributed in January 2008. Presented below is EMSL’s Condensed Balance Sheet as of December 31, 2006, (in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006

ASSETS
Current Assets:
Cash	$4,360

Total current assets	4,360
Property & Equipment:
Vessels	26,497
Other	28
Construction-in-progress	325

26,850
Less: accumulated depreciation:	2,059

24,791
Total Assets	$29,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Intercompany payables	$4,394

Total current liabilities	4,394
Stockholders’ Equity
Common stock	129
Additional paid in capital	33,783
Retained earnings	(4,478)
Accounts receivable from shareholder	(4,677)

Total stockholders’ equity	24,757
Total liabilities and stockholders’ equity	$29,151

Presented below is EMSL’s Statement of Operations for the year ended December 31, 2006, (in thousands).

Intersegment revenues	$1,899

Operating Expenses:
Direct vessel operating expenses and other	4,083
Depreciation expense	2,059
General and Administrative	243

Total operating expense	6,385
Operating loss	4,486
Interest income	9

Net loss	$(4,477)

The Company has a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”) which it consolidates. The Company has been determined to be the primary beneficiary of the entity because all operating decision are made by the Company; thus, consolidation is appropriate under FIN 46(R). For the year ended December 31, 2006, the partner’s share of NAMESE’s profits was approximately $0.3 million, which reduced “noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of the Company’s noncontrolling interest on the Consolidated Balance Sheet as of December 31, 2006, (in thousands).

Noncontrolling interest capital contribution	$20,910
Additional Paid in Capital	(3,615)
Noncontrolling interest’s loss in EMSL	(2,283)
Noncontrolling interest’s income in NAMESE	298

Noncontrolling interest	$15,310

18.	Commitments and Contingencies

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

On March 31, 2006, the Company entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($26.8 million as of December 31, 2006). This vessel will incorporate diesel electric propulsion and Dynamic Positioning 2 (DP-2 certification) and clean and comfort class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be in the fourth quarter of 2007. Under the terms of the contract, the Company paid an initial 20% deposit in April 2006 and will pay the remaining 80% at delivery date. The initial 20% deposit of NOK 33.4 million ($5.4 million as of December 31, 2006) and related capitalized interest of NOK 0.9 million ($0.1 million as of December 31, 2006) is currently classified on the condensed consolidated balance sheet as construction-in-progress. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price of the vessel.

On September 1, 2006, the Company entered into contracts to construct two GPA 640 design 210-foot diesel electric powered platform supply vessels for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 dynamic positioning systems. The expected delivery date for the first vessel is in March 2008, and the second vessel is scheduled to be delivered in July 2008. The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery. As of December 31, 2006, based on the completion of certain milestones within each contract by the builder, the Company remitted payments of approximately $8.9 for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress.

The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which will not materially alter the purchase price of the vessels.

The Company expects to fund construction costs related to each vessel from cash flow from operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s insurance coverages. At December 31, 2006 and December 31, 2005, the Company accrued for liabilities in the amount of approximately $3.1 million and $3.4 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

19.	Fair Value of Financial Instruments and Market Risks

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

Debt:  The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of debt, including accrued interest, as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Carrying amount	$9,863	$46,538
Fair value	$9,900	$46,758

Political Risk:  The Company is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed) and contract loss. The Company considers these risks carefully in connection with its investing and operating activities.

Foreign Currency Risk:  The Company’s international operations are subject to certain risks, including currency fluctuations and government actions. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. To mitigate this risk in the future, the Company may consider utilizing short-term forward contracts to minimize the exposure to foreign currency risk. There were no contracts outstanding at December 31, 2006 and 2005.

20.	Segment and Geographic Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s key factor for evaluating performance is operating income (loss). In July of 2006, the Company implemented organizational changes to its management structure to enhance the way the Company evaluates segment operating income (loss) performance. The Company’s chief operating decision maker currently evaluates operating income (loss) performance based on the operating location of the segment. Prior to July of 2006, the chief operating decision maker measured operating income (loss) performance by grouping segments into the following categories: U.S., North Sea and Other.

The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom; the West Africa segment represent operations in West Africa; and the Other segment includes primarily the Company’s operations in Mexico, Brazil and China which are currently combined due to materiality. The 2005 and 2004 segment data reported has also been updated to reflect the Company’s change in segment evaluation.

Segment data as of and for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Successor Company
Year Ended December 31, 2006	U.S.		North Sea		West Africa	Other	Totals

Revenues from external customers	$102,831		$106,435	(1)	$27,727	$11,724	$248,717
Intersegment revenues	2,249		1,206		693	—	4,148
Operating income (loss)(3)	42,087	(2)	47,244		5,976	(6,917)	88,390
Interest income	2,706		1,446		3	43	4,198
Interest expense	554		732		—	—	1,286
Depreciation and amortization expense	8,000		11,953		2,773	2,272	24,998
Income tax expense	18,241		13,078		1,848	556	33,723
Long-lived assets	132,739		256,430		21,088	25,065	435,322
Segment total assets	268,070		326,802		21,088	25,065	641,025
Capital expenditures	12,369		6,291		169	643	19,472

Period from March 15, 2005 through
December 31, 2005	U.S.		North Sea		West Africa	Other	Totals

Revenues from external customers	$50,311		$77,988	(1)	$11,249	$12,851	$152,399
Intersegment revenues	1,329		—		—	—	1,329
Operating income (loss)	4,182	(4)	34,959		502	2,173	41,816
Interest income	530		82		1	2	615
Interest expense	4,491		1,835		—	104	6,430
Depreciation and amortization expense	7,928		9,804		1,335	1,336	20,403
Income tax expense	331		9,169		617	1,147	11,264
Long-lived assets	42,287		157,927		17,881	7,551	225,646
Segment total assets	212,161		186,256		17,881	12,979	429,277
Capital expenditures	804		463		487	60	1,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor Company
Period from January 1, 2005 through
March 14, 2005	U.S.	North Sea	West Africa	Other	Totals

Revenues from external customers	$8,171	$16,528	$1,980	$3,207	$29,886
Operating income (loss)	(2,996)	4,220	278	(623)	879
Interest income	14	36	—	—	50
Interest expense	1,313	608	—	19	1,940
Depreciation and amortization expense	3,724	3,973	468	593	8,758
Income tax expense	—	1,047	—	—	1,047
Long-lived assets(6)	65,347	168,297	27,292	9,512	270,448
Segment total assets	95,777	208,499	27,546	13,170	344,992
Capital expenditures	424	1,701	7	92	2,224

Year Ended December 31, 2004	U.S.	North Sea		West Africa	Other	Totals

Revenues from external customers	$35,090	$60,409		$4,360	$12,651	$112,510
Operating loss	(17,927)	(23,016	)(5)	(1,827)	(5,949)	(48,719)
Interest income	208	209		3	2	422
Interest expense	30,799	2,504		—	102	33,405
Depreciation and amortization expense	28,192	22,011		2,046	2,828	55,077
Income tax benefit	—	(3,068)		—	—	(3,068)
Long-lived assets(6)	124,015	304,414		20,308	29,491	478,228
Segment total assets	424,572	339,589		20,500	33,642	818,303
Capital expenditures	3,108	11,608		2,170	628	17,514

(1)	Includes $4.3 million and $10.1 million in non-cash deferred revenues for the year ended December 31, 2006 and the period from March 15, 2005 through December 31, 2005.

(2)	Includes $3.2 million charge on loss on assets held for sale related to the impairment of the SWATH vessel.

(3)	The Company performed a transfer pricing study, which resulted in a newly adopted allocation of corporate general and administrative costs to its international subsidiaries. The Company completed the transfer pricing study in 2006 and determined it would change the allocation of these costs in 2005. The Company did not allocate corporate general and administrative cost for 2004. If such allocation were preformed for 2004, it would not have a significant impact on segment operating results. See the table for 2005 costs that were allocated in the 2006 year, (in thousands).

	Successor	Predecessor
	Company	Company
	Period from	Period from
	March 15, 2005	January 1, 2005
	through	through
	December 31,	March 14,
	2005	2005
North Sea	$193	$40
West Africa	—	—
Other	490	103
US	(683)	(143)

(4)	Includes $2.2 million charge on loss on assets held for sale related to the impairment of the SWATH vessel.

(5)	Includes an impairment charge of $8.6 million on assets held for use and an impairment charge of $10.7 million on assets held for sale.

(6)	Includes property and equipment and deferred marine inspection costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of segment total assets to consolidated total assets as of December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Total assets for reportable segments	$641,026	$429,277	$818,303
Elimination of intersegment receivables	(27,768)	(12,943)	(8,288)
Elimination of investment in subsidiaries	(177,936)	(72,112)	(259,260)

Total consolidated assets	$435,322	$344,222	$550,755

For the years ended December 31, 2006, 2005 and 2004, no individual customer represented more than 10% of consolidated revenues.

21.	Quarterly Financial Data (Unaudited)

Year Ended December 31, 2006(1)	First	Second	Third	Fourth
(Dollars in thousands, except per share amounts)

Total revenues	$51,832	$61,456	$68,537	$66,892
Operating income	19,553	20,249	23,961	24,627
Net income	$12,378	$12,139	$17,821	$16,386
Basic income per common share:
Net income	$0.85	$0.83	$1.22	$1.12
Average common shares outstanding	14,574,169	14,600,247	14,634,937	14,667,556
Diluted income per common share:
Net income	$0.82	$0.80	$1.17	$1.07
Average common shares outstanding	15,042,889	15,170,537	15,254,877	15,274,223

	Predecessor
	Company
	Period from	Successor Company
	January 1, 2005	Period from
	through	March 15, 2005
	March 14,	through
Year Ended December 31, 2005(2)	2005	March 31, 2005	Second	Third	Fourth
(Dollars in thousands, except per share amounts)
Total revenues	$29,886	$8,210	$43,157	$47,126	$53,906
Operating income	879	1,111	9,054	15,217	16,434
Net income (loss)	$(61,361)	$106	$3,565	$8,550	$7,879
Basic income (loss) per common share:
Net income (loss)	$(1.66)	$0.01	$0.35	$0.83	$0.58
Average common shares outstanding	36,908,505	10,064,447	10,224,348	10,294,250	13,504,657
Diluted income (loss) per common share:
Net income (loss)	$(1.66)	$0.01	$0.34	$0.81	$0.57
Average common shares outstanding	36,908,505	10,293,357	10,438,659	10,577,956	13,924,371

(1)	The first, second, third and fourth quarters included deferred revenues of $1.3 million, $1.3 million, $1.1 million, and $0.6 million, respectively. In the third quarter of 2006, the Company recognized a loss of $3.2 million on assets held for sale due to the impairment of the SWATH vessel and a foreign exchange gain of $2.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to the establishment of a $45.5 million dollar U.S. dollar account held in a Norwegian subsidiary in June of 2006.

(2)	In the period from January 1, 2005 through March 14, 2005, the Company recognized a gain on debt discharge of $166.5 million, fresh-start adjustments of $219.0 million and reorganizations costs of $6.7 million due to the Company’s reorganization. The period March 15, 2005 through March 31, 2005, and the second, third and fourth quarters included deferred revenues of $0.6 million, $3.2 million $3.2 million, and $3.1 million, respectively. In the fourth quarter of 2005, the Company recognized a loss of $2.2 million on assets held for sale due to the impairment of the SWATH vessel, gain on sale of assets of $1.8 million and a loss on early repayment of debt of $4.0 million.

22.	Subsequent Events

Senior Convertible Debentures

On February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027. On February 12, 2007 the purchasers of the debentures exercised the purchase option for an additional $25.0 million in purchase options.

The debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 125% of the base conversion price of the debentures for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the Indenture. Holders may also convert their debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its debentures in connection with such corporate transactions in certain circumstances.

The debentures will bear interest at a rate of 3% per year payable semiannually in arrears on January 15 and July 15 of each year beginning July 15, 2007. The debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

We may not redeem the debentures before January 15, 2012. On or after January 15, 2012, we may redeem for cash all or a portion of the debentures at a redemption price of 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. In addition, holders may require us to purchase all or a portion of their debentures on each of January 15, 2014, January 15 2017 and January 15, 2022. In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their debentures. Any repurchase of the debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to the date of repurchase.

The debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness. The debentures are effectively subordinated to all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries. The debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the debentures have not been registered under the Securities Act of 1933. We sold the debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

Assets held for Sale Update

In January 2007, the three supply vessels that were classified as held for sale at December 31, 2006 were sold above their respective book values. The Company will recognize an aggregate gain of $2.3 million related to the sale of these vessels in the first quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor Turbidy Trevor Turbidy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Geoff A. Jones Geoff A. Jones	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ Joseph S. Compofelice Joseph S. Compofelice	Non-executive Chairman of the Board of Directors	March 1, 2007

/s/ Per Staehr Per Staehr	Director	March 1, 2007

/s/ Richard A. Bachmann Richard A. Bachmann	Director	March 1, 2007

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	March 1, 2007

/s/ Myles W. Scoggins Myles W. Scoggins	Director	March 1, 2007

/s/ Kenneth M. Burke Kenneth M. Burke	Director	March 1, 2007

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
for the Years ended December 31, 2006, 2005 and 2004
(in thousands)

Column A	Column B	Column C	Column C	Column D	Column E
		Charged
	Balance at	(Credited)	Charged		Balance at
	beginning	to costs and	to other	Recoveries	end of
Description	of period	expenses	accounts	(Deductions)	period

2006
Valuation allowance on deferred tax assets:	$43,824	$—	$(16,442)	$9,317	$36,699
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts — trade	$1,396	$616	$24	$(191)	$1,845
Allowance for doubtful accounts — non-trade	$—	$618	$—	$—	$618

The Period from March 15, 2005 through December 31, 2005
Valuation allowance on deferred tax assets:	$104,221	$—	$—	$(60,397)	$43,824
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts — trade	$724	$738	$—	$(66)	$1,396
Predecessor Company

The Period from January 1, 2005 through March 14, 2005
Valuation allowance on deferred tax assets:	$70,020	$34,201	$—	$—	$104,221
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts — trade	$1,233	$448	$12	$(969)	$724

2004
Valuation allowance on deferred tax assets:	$47,744	$22,276	$—	$—	$70,020
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts — trade	$542	$947	$11	$(267)	$1,233

2003
Valuation allowance on deferred tax assets:	$32,997	$14,459	$288	$—	$47,744
Deducted in balance sheet from accounts receivable:
Allowance for doubtful accounts — trade	$422	$120	$—	$—	$542

TRICO MARINE SERVICES, INC.

EXHIBIT INDEX

(a) Exhibits:

Exhibit
Number

2.1		Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 12, 2004).
2.2		Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 10, 2004).
3.1		Second Amended and Restated Certificate of Incorporation of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).
3.2		Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated June 16, 2005).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005).
4.2		Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated march 16, 2005).
4.3		Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 16, 2005).
4.4		Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the company’s Current Report on form 8-K/A dated March 21, 2005).
4.5		Form of Series B Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A dated March 21, 2005).
10	.1*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).
10	.2*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on form 8-K dated March 16, 2005).
10	.3*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).
10	.4*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on form 8-K dated March 16, 2005).
10	.5*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).
10	.6*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on form 8-K dated March 16, 2005).
10	.7*	Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated March 16, 2005).
10	.8*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Geoff A. Jones (incorporated by reference to Exhibit 10.17 to our Quarterly Report on form 10-Q dated November 3, 2005).
10	.9*	Employment Agreement dated as of September 1, 2005, between Trico marine Services, inc. and Trevor Turbidy (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q dated November 3, 2005).
10	.10*	Shipbuilding Contract 2000, dated as of March 31, 2006, by and between Trico Shipping A S and Solstrand AS (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 6, 2006).
10	.11*	Employment Agreement, effective as of May 8, 2006, by and between Trico Marine Services, Inc. and Larry D. Francois (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2006).

E-1

Exhibit
Number

10	.12*	Amended and Restated Employment Agreement, effective as of July 1, 2006, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 6, 2006).
10	.13*	Shareholders Agreement, dated as of December 20, 2005, by and between Trico Marine Services (Hong Kong) Limited and China Oilfield Services Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2006).
10	.14*	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).
10.15		Amended to the Shareholders Agreement, dated as of June 29, 2006, by and among Trico Marine Services (Hong Kong) Limited, China Oilfield Services Limited and Eastern Marine Services Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 6, 2006).
10.16		Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated September 8, 2006).
Amended and Restated Employment Agreement dated as of January 23, 2007, between Trico Marine Services, Inc. and D. Michael Wallace (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 29, 2007).
10	.17*	Trico Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2006).
10	.18(1)	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007.
10	.19(1)	Registration Rights Agreement, by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007.
12.1		Earning to Fixed Charges Ratio.(1)
14.1		Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K dated March 16, 2005).
21.1		Subsidiaries of the Company.(1)
23.1		Consents of experts and counsel.(1)
31.1		Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2		Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1		Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith

E-2