Form 10-Q
period 2007-03-31
TRICO MARINE SERVICES INC
filed 2007-05-08
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28316

Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2950, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2007 was 14,903,211.

i

TRICO MARINE SERVICES, INC.

REPORT FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2007

ii

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006

(Dollars in thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$260,000	$114,173
Available for sale securities	29,948	2,475
Restricted cash	3,943	716
Accounts receivable, net	54,275	58,787
Prepaid expenses and other current assets	3,078	4,036
Assets held for sale	2,224	3,048
Total current assets	353,468	183,235
Property and equipment:
Land and buildings	1,999	1,995
Marine vessels	259,582	256,125
Construction-in-progress	18,308	15,876
Transportation and other	3,385	2,328
	283,274	276,324
Less accumulated depreciation and amortization	49,866	44,476
Net property and equipment	233,408	231,848
Restricted cash - noncurrent	8,484	11,842
Other assets	14,683	8,397
Total assets	$610,043	$435,322

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006

(Dollars in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term and current maturities of debt	$1,258	$1,258
Accounts payable	9,646	11,055
Accrued expenses	13,465	14,590
Accrued insurance reserve	3,001	3,062
Accrued interest	896	110
Income taxes payable	1,619	2,092
Total current liabilities	29,885	32,167
Long-term debt, including premium	158,591	8,605
Deferred income taxes	68,813	63,327
Deferred revenues on unfavorable contracts	1,197	1,376
Other liabilities	2,584	2,199
Total liabilities	261,070	107,674
Noncontrolling interest	13,659	15,310
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and
no shares issued at March 31, 2007 and December 31, 2006	-	-
Common stock, $.01 par value, 25,000,000 shares authorized, and
14,903,171 and 14,816,969 shares issued outstanding at March 31, 2007
and December 31, 2006, respectfully.	149	148
Warrants- Series A	1,645	1,646
Warrants- Series B	633	634
Additional paid-in capital	236,194	231,218
Retained earnings	93,264	78,824
Pension and Postretirement, net of taxes of $0.3 million	(726)	(708)
Cumulative foreign currency translation adjustment	4,155	576
Total stockholders' equity	335,314	312,338
Total liabilities and stockholders' equity	$610,043	$435,322

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Revenues:
Charter hire	$60,667	$50,482
Amortization of non-cash deferred revenues	208	1,269
Other vessel income	1,094	81
Total revenues	61,969	51,832
Operating expenses:
Direct vessel operating expenses and other	31,409	21,202
General and administrative	7,148	5,742
Depreciation and amortization expense	5,466	6,102
Gain on sales of assets	(2,837)	(767)
Total operating expenses	41,186	32,279
Operating income	20,783	19,553
Interest expense	(783)	(481)
Amortization of deferred financing costs	(150)	(50)
Interest income	2,718	610
Other income (loss), net	(691)	(377)
Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	21,877	19,255
Income tax expense	8,944	6,877
Income before noncontrolling interest in loss of consolidated subsidiary	12,933	12,378
Noncontrolling interest in loss of consolidated subsidiary	1,651	-
Net income	$14,584	$12,378
Basic income per common share:
Net income	$0.99	$0.85
Average common shares outstanding	14,692,560	14,574,169
Diluted income per common share:
Net income	$0.95	$0.82
Average common shares outstanding	15,282,185	15,042,889

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Net income (loss)	$14,584	$12,378
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,580	6,136
Amortization of non-cash deferred revenue (see Note 4)	(208)	(1,269)
Deferred income taxes	8,115	6,475
Gain on sales of assets	(2,837)	(767)
Provision for doubtful accounts	(19)	150
Stock based compensation	637	293
Noncontrolling interest in loss of consolidated subsidiary	(1,651)	-
Change in operating assets and liabilities:
Accounts receivable	5,136	(3,243)
Prepaid expenses and other current assets	989	(553)
Accounts payable and accrued expenses	(2,738)	396
Other, net	(1,280)	(258)
Net cash provided by operating activities	26,308	19,738
Cash flows from investing activities:
Purchases of property and equipment	(4,221)	(1,023)
Proceeds from sales of assets	4,533	1,289
Purchase of available-for-sale securities	(27,473)	-
Increase in restricted cash	153	(491)
Net cash used in investing activities	(27,008)	(225)
Cash flows from financing activities:
Net proceeds from issuance of common stock	30	117
Proceeds from issuance of debt	150,000	-
Debt issuance cost	(4,804)	-
Repayment of debt	-	(9,621)
Net cash (used in) provided by financing activities	145,226	(9,504)
Effect of exchange rate changes on cash and cash equivalents	1,301	231
Net increase in cash and cash equivalents	145,827	10,240
Cash and cash equivalents at beginning of period	114,173	51,218
Cash and cash equivalents at end of period	$260,000	$61,458
Supplemental cash flow information:
Income taxes paid	$1,023	$388
Interest paid	$-	$267

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except share amounts)

(Unaudited)

							Additional Paid-In Capital		Accumulated			Total Stockholders' Equity
	Common Stock		Warrant - Series A		Warrant - Series B			Retained	Other Comprehensive	Treasury Stock
	Shares	Dollars	Shares	Dollars	Shares	Dollars		Earnings	Income (Loss)	Shares	Dollars
Balance, December 31, 2006	14,816,969	$148	495,619	$1,646	497,267	$634	$231,218	$78,824	$(132)	-	$-	$312,338

Cumulative-effect adjustment for the adoption of FIN 48	-	-	-	-	-	-	-	(144)	-	-	-	(144)
Stock based compensation	84,612	1	-	-	-	-	636	-	-	-	-	637
Stock options exercised	666	-	-	-	-	-	7	-	-	-	-	7
Exercise of warrants for common stock	924	-	(27)	(1)	(897)	(1)	24	-	-	-	-	22
Tax benefit from the utilization of fresh-start NOL	-	-	-	-	-	-	4,309	-	-	-	-	4,309
Comprehensive income:	-	-	-	-	-	-	-	-	-	-	-	-
Gain on foreign currency translation	-	-	-	-	-	-	-	-	3,561	-	-	3,561
Net income	-	-	-	-	-	-	-	14,584	-	-	-	14,584
Total comprehensive income:												18,145

Balance, March 31, 2007	14,903,171	$149	495,592	$1,645	496,370	$633	$236,194	$93,264	$3,429	-	$-	$335,314

The accompanying notes are an integral part of these consolidated financial statement

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

1.

Financial statement presentation:

The condensed consolidated financial statements for Trico Marine Services, Inc. (the “Company”) included herein are unaudited but reflect, in management’s opinion, all adjustments that are necessary for a fair presentation of the nature of the Company’s business.  The results of operations for the first quarter of 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any future periods.  The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.

Other Assets:

The Company’s other assets consist of the following at March 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $1.7 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively	$5,110	$451
Marine vessel spare parts	3,962	2,315
GE lease deposits	1,698	1,698
Capitalized information system costs	1,593	1,296
Pension Asset	692	675
Other	1,628	1,962
Other assets	$14,683	$8,397

3.

Partial reimbursement of labor costs by the Norwegian government:

Beginning in July 1993, the Norwegian government began partially reimbursing North Sea labor costs associated with the operations of our vessels. For the three months ended March 31, 2007 and 2006, these reimbursements totaled $1.9 million and $1.5 million, respectively. If this benefit was reduced or removed entirely, our direct operating costs would increase.

4.

Warrants to purchase common stock:

On the Exit Date, holders of the Company’s old common stock received warrants to purchase the Company’s new common stock.  Each holder of old common stock received one Series A Warrant (representing the right to purchase one share of the Company’s new common stock for $18.75) and one Series B Warrant (representing the right to purchase one share of the Company’s new common stock for $25.00) for each 74 shares of old common stock owned.  The Company issued 499,429 Series A Warrants and 499,429 Series B Warrants on the Exit Date, of which 495,592 Series A Warrants and 496,370 Series B Warrants remain outstanding as of March 31, 2007.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised.  Future exercises and forfeitures will reduce the amount of warrants.  Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at March 15, 2005 of $1.6 million and $0.6 million for the Series A Warrants and the Series B Warrants, respectively, was estimated on the Exit Date using the Black-Scholes valuation method with the following weighted-average assumptions:

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

4.

Warrants to purchase common stock: (continued)

	Warrants
	Series A	Series B
Expected annual dividends	$ -	$ -
Risk free interest rate	4.12%	3.96%
Expected term (in years)	5	3
Volatility	46.70%	46.70%

A summary of Series A Warrants and Series B Warrants exercised during the three months ended March 31, 2007 and 2006 is presented below.

	For the three months
	ended March 31,
	2007	2006
Series A	27	37
Series B	897	118
	924	155

5.

Assets held for sale and sales of vessels:

At March 31, 2007 assets held for sale include one cold stacked supply vessel and the SWATH crew boat.

During the first quarter of 2007, management committed to a formal plan to sell its last remaining cold-stacked vessel. The vessel was included in assets held for sale at its book value, as the estimated fair value less costs to sell exceeded the book value.

In December 2005, management committed to a formal plan to sell the Stillwater River, a high speed SWATH crew boat. Based on the estimated net sale proceeds, the Company recorded an initial impairment charge of approximately $2.2 million during the fourth quarter of 2005. Even though the SWATH has been classified as held for sale for over a year, management has concluded that the SWATH continues to meet the requirements of an asset held for sale per Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” During this time, the Company has actively solicited, but did not receive any reasonable offers to purchase the SWATH; therefore, in the third quarter of 2006, the Company recorded an additional impairment of $3.2 million partially offset by $0.6 million in insurance recoveries received during 2006. The SWATH continues to be actively marketed at a price that the Company believes to be reasonable based on current market conditions.

During the fourth quarter of 2006, a customer expressed their intent to exercise a purchase option on one of the Company’s actively marketed supply vessels. The supply vessel was sold in the first quarter of 2007 resulting in a gain of $0.8 million.

In the fourth quarter of 2006, management committed to a formal plan to sell two cold-stacked supply vessels. The cold-stacked supply vessels were sold during the first quarter of 2007, which resulted in an aggregate gain of $1.4 million.

In the first quarter of 2007, the Company sold one of its crew boats resulting in a gain of $0.6 million.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

6.

Earnings per share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three month period ending March 31, 2007 and 2006 (in thousands, except share and per share data).

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Net income available to common shares (numerator)	$14,584	$12,378
Weighted-average common shares outstanding (denominator)	14,692,560	14,574,169
Basic EPS	$0.99	$0.85
Net income available to common shares (numerator)	$14,584	$12,378
Weighted-average common shares outstanding (denominator)	14,692,560	14,574,169
Options	161,685	187,504
Restricted Stock	36,497	6,776
Warrants	391,444	274,440
Total effect of dilutive securities	589,626	468,720
Adjusted weighted-average shares	15,282,185	15,042,889
Diluted EPS	$0.95	$0.82

For the three months ended March 31, 2007, options to purchase 101,400 shares of common stock at a prices ranging from $27.13 to $37.01 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

For the three months ended March 31, 2006, options to purchase 40,500 shares of common stock at a price of $27.13 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

7.

Equity-based compensation:

On March 15, 2005, the Company adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”).  Please refer to the Company’s December 31, 2006 Annual Report on Form 10-K for a description of the plan.

On March 21, 2007, pursuant to the terms and conditions of the 2004 Plan, the Company granted 84,612 shares of restricted stock.  The table below lists the shares and recipients of the March 21, 2007 restricted stock grant.

	March 21, 2007
Officers	38,700	(1)
Employees	29,700	(1)
Non-Employee Directors	16,212	(2)
	84,612

(1) The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.

(2) The forfeiture restrictions relating to the restricted stock lapsed one month after date of grant.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

7.

Equity-based compensation: (continued)

In connection with the 2004 Plan, the Company issued stock options to purchase 43,900 shares of the Company’s common stock.  The table below lists the shares and recipients of the stock options granted on March 21, 2007:

	Date	Exercise	Shares
	of Grant	Price	Issued (1)
Officers	March 21, 2007	$ 37.01	38,700
Employees	March 21, 2007	37.01	5,200

(1) The forfeiture restrictions relating to the shares of stock options issued vest ratably over three years beginning at the date of grant.

During the three months ended March 31, 2007 and 2006, the Company recognized approximately $0.1 million and $0.2 million respectively, in compensation costs related to stock option grants under the 2004 Plan.  No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets.  The Company expects to recognize approximately $1.8 million in compensation expense over the next three years related to options that are outstanding but not yet vested as of March 31, 2007.

As of March 31, 2007 and 2006, the Company had approximately $4.8 million and $2.9 million, respectively, in unrecognized compensation related to restricted stock grants. The amortization expense for share based compensation awards for the three months ended March 31, 2007 and 2006 is approximately $0.5 million and $0.1 million, respectively.  No net tax benefits were recorded for the grants since the Company provides for a full valuation allowance against its U.S. deferred tax assets.  The Company expects to amortize the unrecognized compensation over the next two years related to restricted stock not yet vested as of March 31, 2007.

The estimated weighted average fair value of options granted during 2007 and 2006 was $17.02 and $10.77 per share, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

	March 31, 2007	March 31, 2006
Expected annual dividends	$ -	$ -
Risk free interest rate	4.50%	4.57%
Expected term (in years)	5	5
Volatility (1)	35.15%	36.60%

(1) The volatility assumption is based on the average volatility of a peer group.

A summary of the changes to the Company’s stock options during the three months ended March 31, 2007 is presented below:

	Three months ended
	March 31, 2007
	Number of Shares	Weighted Average
	Underlying Options	Exercise Prices
Outstanding at December 31, 2006	317,152	$14.38
Granted	43,900	$37.01
Exercised	(666)	$11.00
Expired/Forfeited	-	$0.00
Outstanding at March 31, 2007	360,386	$17.14
Exercisable at March 31, 2007	140,244	$12.51

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

7.

Equity-based compensation: (continued)

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted	Aggregate		Weighted	Aggregate
	Number	Average	Average	Intrinsic	Number	Average	Intrinsic
	Outstanding at	Remaining	Exercise	Value	Exercisable at	Exercise	Value
Exercise Prices	March 31, 2007	Contract Life	Price	($000)	March 31, 2007	Price	($000)
$11.00	258,986	5.0	$11.00	$6,801	127,154	$11.00	$3,357
$27.13	38,500	6.0	$27.13	$390	13,090	$27.13	$133
$33.75	9,000	6.2	$33.75	$32	-	$33.75	$-
$35.56	10,000	6.3	$35.56	$17	-	$35.56	$-
$37.01	43,900	7.0	$37.01	$11	-	$37.01	$-
	360,386	4.5	$17.14	$7,251	140,244	$11.06	$3,490

A summary of the changes to the Company’s restricted stock as of March 31, 2007 is presented below:

	Three months ended
	March 31, 2007

		Average	Weighted
	Restricted	Grant Date	Average
	Stock	Fair Value	Life
Outstanding at December 31, 2006	125,233	$27.00	2.11
Granted	84,612	37.01	2.41
Vested	-	-	-
Outstanding at March 31, 2007	209,845	$32.76	2.24

Stockholder Rights Plan

On April 9, 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (“Rights Plan”).  Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007.  Each Right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $52 per share.  However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.  If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company, the Rights will become exercisable by all holders of the Rights except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the Right’s then-current exercise price. Existing holders of more than 15 percent of the Company’s common stock will not trigger the rights plan so long does not acquire beneficial ownership of additional shares in an amount that exceeds 0.1% of the then outstanding common stock.  The Rights Plan will expire on April 9, 2010.  Notwithstanding the foregoing, the Rights Plan will expire at the close of business on the date that the Company’s 2008 annual meeting of stockholders has finally adjourned unless the Rights Plan is approved by the vote of the holders of a majority of Disinterested Shares (as defined in the Rights Plan) present in person or by proxy at such meeting.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

8.

Taxes:

The Company’s income tax for the three months ended March 31, 2007 and 2006 is comprised of income tax expenses of $8.9 million and $6.9 million, respectively.  The income tax expense for each period is primarily associated with the Company’s U.S., alternative minimum tax, state and foreign taxes. The Company’s March 31, 2007 effective tax rate of 38% differs slightly from the statutory rate primarily due to state and foreign taxes.  In accordance with SOP 90-7  related to fresh-start accounting, the Company is providing no tax benefit from the utilization of pre-reorganization net operating loss (“NOL”) carryforwards for which a valuation allowance had previously been established.  The Company’s March 31, 2006 effective tax rate of 36% differs slightly from the statutory rate primarily due to state and foreign taxes.

As of December 31, 2005, the Company had approximately $325 million in pre-reorganization net operating loss (the “NOL”) carryforwards and $2.0 million in post-reorganization NOL carryforwards that were scheduled to expire at various periods through 2024.  Upon reorganization, the Company recognized cancellation of debt income of $166.5 million when our $250.0 million 8 7/8% senior notes due 2012 (the “Senior Notes”) were converted to equity. Pursuant to applicable tax law, approximately $76.0 million of this cancellation of debt reduced the NOL carryforward.  Additionally, a change in ownership, may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”).  An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company’s reorganization created a change in ownership.  Accordingly, the rules of Section 382 will limit the utilization of NOLs.  In the 2005 income tax return, the Company had the option to compute the limitation pursuant to the following two alternatives:

1.

Forego any annual limitation on the utilization of the NOL carryforward by reducing such NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity.  Under this option, if another ownership change were to have occurred before March 15, 2007, the entire NOL carryforward would be reduced to zero,  or

2.

Elect to apply an annual limitation on the utilization of the NOL.  Under this alternative election, past interest expense would not reduce the NOL carryforward and future ownership changes would not eliminate the NOL carryforward completely.  However, the NOL carryforward would be significantly limited on an annual basis.

In the 2005 income tax return filed in April 2007, the Company elected to forego the annual NOL limitation.  There was no change in ownership before March 15, 2007; thus, the NOL will not be reduced to zero.

A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date.  Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital.  To date, the Company has released approximately $21.1 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account.

Although the Company recorded a profit from operations during the first quarter of 2007, all four quarters in 2006 and during the fourth quarter of 2005 from its U.S. operations, the history of negative earnings from these operations in the recent past constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of March 31, 2007. The Company will use cumulative profitability as a key indicator to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced. If the Company continues to be profitable, it is likely we will release the valuation allowance in 2007.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

8.

Taxes: (continued)

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007.  As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance.  As of the adoption date, the Company had unrecognized tax benefits of $0.1 million, which if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Management does not expect any material changes to the total amount of unrecognized tax benefits in the next twelve months.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Norway, Mexico, Brazil, Nigeria, Angola, Hong Kong, China, and the United States. Quantification of an estimated range of tax exposure related to these examinations cannot be made at this time  The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($12.2 million at March 31, 2007).  The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services.  The Company filed a timely defense at the time of the assessment.  In September 2003, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003.  In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response.  The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.  The Company intends to vigorously challenge the imposition of this tax. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal supreme court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.3 million at March 31, 2007).  This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004.  In January 2005, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006.  This assessment is not income tax based and is therefore not accounted for under FIN 48.  The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

9.

Debt:

The Company’s debt consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
3.00% Senior Convertible Debentures, bearing interest at 3.00%, interest payable semi-annually in arrears. These debentures mature on January 15, 2027.	$150,000	$-
6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels.	9,432	9,432
Fresh-start debt premium (1)	417	431
	159,849	9,863
Less current maturities	1,258	1,258
Long-term debt	$158,591	$8,605

Maturities on debt during the nine month period ending December 31, 2007, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
9 months ending December 31, 2007	$1,258
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
12 months ending December 31, 2012	1,258
Thereafter	151,884
$159,432
Fresh-start debt premium (1)	417
$159,849

(1) During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and its then outstanding 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt.  Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date.  This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

On February 7, 2007, we issued $125.0 million of 3.00% senior convertible debentures due in 2027 (the “Senior Debentures”).  On February 12, 2007 the purchasers of the Senior Debentures exercised the purchase option for an additional $25.0 million of Senior Debentures.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

9.

Debt: (continued)

The Senior Debentures will be exchangeable into cash and, if applicable, shares of our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares.  Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 125% of the base conversion price of the Senior Debentures for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the Indenture.  Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date.  The conversion rate will be subject to adjustments in certain circumstances.  In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances.

The Senior Debentures will bear interest at a rate of 3.00% per year payable semiannually in arrears on January 15 and July 15 of each year beginning July 15, 2007.  The Senior Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

We may not redeem the Senior Debentures before January 15, 2012.  On or after January 15, 2012, we may redeem for cash all or a portion of the Senior Debentures at a redemption price of 100% of the principal amount of the Senior Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.  In addition, holders may require us to purchase all or a portion of their Senior Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.  In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their Senior Debentures.  Any repurchase of the Senior Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Senior Debentures to be purchased plus accrued and unpaid interest to the date of repurchase.

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries. The Senior Debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the Senior Debentures have not been registered under the Securities Act of 1933.  We sold the debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  The initial purchasers then sold the Senior Debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.  We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

9.

Debt: (continued)

Our Norwegian Kroner (“NOK”) revolving credit facility (the “NOK Revolver”), with a current facility capacity of NOK 406 million ($66.8 million), has no outstanding balance as of March 31, 2007.  The bank facility contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities.  Since the facility has a subjective acceleration clause (material adverse change clause) and the facility replaces short-term advances with other short-term advances, the entire outstanding balance of the credit facility is classified as a current liability in accordance with Statement of Financial Accounting Standards No. 6 (“SFAS 6”) “Classification of Short-Term Obligations Expected to Be Refinanced-An Amendment of ARB No. 43, Chapter 3A”.

In 1999, the subsidiary issued $18.9 million of 6.11% notes due 2014 (the “6.11% Notes”), to finance the construction of two supply vessels, of which $ 9.4 million is outstanding at March 31, 2007.  The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in the Company’s condensed consolidated financial statements.  The 6.11% Notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels.

10.

Employee benefit plans:

Substantially all of the Company’s Norwegian and United Kingdom employees are covered by a number of non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited service. The Company uses a December 31 measurement date for Norwegian pension plans.  The Company’s policy is to fund contributions to the plans based upon actuarial computations.  The Company made funding contributions to the Norwegian plans of $0.5 million and $0.2 million during the three months ended March 31, 2007 and 2006, respectively.

The United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan, for which the Company made funding contributions of $0.1 million during both of the quarters ended March 31, 2007 and 2006.

The remainder of 2007 estimated funding contributions for the Norwegian Pension Plan and the United Kingdom Defined Benefits plan are approximately $0.4 million and $1.5 million, respectively.

Components of net periodic benefit cost are as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31,
	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$164	$250
Interest cost	53	39
Return on plan assets	(61)	(67)
Social security contributions	45	14
Recognized net actuarial loss	9	2
Net periodic benefit cost	$210	$238

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

11.

Contingent litigation:

As reported in our Form 10-K for the year ended December 31, 2006, on December 21, 2004 (the “Commencement Date”), Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under case numbers 04-17985 through 04-17987.  The reorganization was being jointly administered under the caption “In re Trico Marine Services, Inc., et al., Case No. 04-17985.”  On March 15, 2005, we satisfied all conditions to the effectiveness of the plan of reorganization and emerged from protection of Chapter 11.  In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization.  The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company.  On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding.  The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization.  On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings.  The Debtors filed their response on February 6, 2006.  The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.

On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint.  On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint.  On November 22, 2006, the Bankruptcy Court denied plaintiff's motion.  Plaintiff's moved for reargument of the Court's decision and on January 16, 2007 the Bankruptcy Court denied that motion.  An evidentiary hearing on certain limited issues was set for April 18, 2007.  Due to a scheduling conflict, the hearing has been postponed to May 21, 2007.

We believe that plaintiffs’ allegations are without merit, and we intend to defend the action vigorously.

In addition, we are party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operation or cash flows.

12.

Segment and geographic information:

The Company is a provider of marine vessels and related services to the oil and gas industry. Substantially all revenues result from the charter of vessels owned by the Company.  The Company’s reportable segments are based on criteria provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (read the Company’s December 31, 2006 Annual Report on Form 10-K for a description of the significant policies) except for purposes of income taxes and intercompany transactions and balances.  Additionally, segment data includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries.

The Company’s key factor for evaluating performance is operating income (loss).  The Company’s chief operating decision maker evaluates operating income (loss) performance based on the operating location of the segment.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

12.

Segment and geographic information: (continued)

Financial information for the three months ended March 31, 2007 and 2006 by segment is as follows:

Three months ended March 31, 2007
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$18,117	$30,448	(1)	$9,917	$3,487	$61,969
Intersegment revenues	315	590		338	-	1,243
Operating income (loss)	7,999	12,981	(1)	4,964	(5,161)	20,783
Segment total assets (at end of period)	424,390	347,140		24,365	25,241	821,136

Three months ended March 31, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$24,025	$20,019	(1)	$5,254	$2,534	$51,832
Intersegment revenues	513	-		-	-	513
Operating income	10,111	7,444	(1)	1,656	342	19,553
Segment total assets (at end of period)	225,519	191,109		18,514	11,323	446,465

(1)  Includes amortization of non-cash deferred revenues of $0.2 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

A reconciliation of segment data to consolidated data as of March 31, 2007 and 2006 is as follows (in thousands):

	March 31,
	2007	2006
Total assets for reportable segments	$821,136	$446,465
Elimination of intersegment receivables	(33,156)	(15,302)
Elimination of investment in subsidiaries	(177,937)	(72,113)
Total consolidated assets	$610,043	$359,050

13.

Minority owned consolidated subsidiary:

On June 30, 2006, the Company entered into a long term shareholders agreement with a wholly owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia.  As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited ("EMSL"), located in Hong Kong.  The Company owns a 49% interest in EMSL, and COSL owns a 51% interest.

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

MARCH 31, 2007

(Unaudited)

13.

Minority owned consolidated subsidiary: (continued)

The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement.

Presented below is EMSL’s Condensed Balance Sheet as of March 31, 2007, (in thousands).

EASTERN MARINE SERVICES LTD
Balance Sheet
as of March 31, 2007
ASSETS
Current Assets:
Cash	$3,995
Total current assets	3,995
Property and equipment:
Vessels	26,497
Other	108
Construction-in-progress	444
27,049
Less accumulated depreciation and amortization	(2,382)
Net property and equipment	24,667
Total Assets	$28,662
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due from Trico Marine Services, Inc	$8,821
Total current liabilities	8,821
STOCKHOLDERS' EQUITY
Common stock	129
Additional paid in capital	33,783
Retained earnings	(8,633)
Accounts receivable from shareholder	(5,438)
Total stockholders' equity	19,841
Total liabilities and stockholders' equity	$28,662

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

13.

Minority owned consolidated subsidiary: (continued)

Presented below is EMSL’s Statement of Operations for the three months ended March 31, 2007, (in thousands).

EASTERN MARINE SERVICES LTD
Statement of Operations

Three months
ended
March 31, 2007
Bareboat revenues	$928
Operating Expenses:
Direct vessel operating expenses and other	4,692
General and Administrative	331
Total operating expenses	5,023
Operating loss	(4,095)
Interest income	13
Foreign exchange loss	3
Net loss	$(4,079)

The loss in EMSL is a primary result of the dry-dock completion and mobilization of five cold-stacked vessels contributed to the partnership.

The Company has a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”) which it consolidates.  The Company has been determined to be the primary beneficiary of the entity because all operating decisions are made by the Company; thus, consolidation is appropriate under FIN 46(R).  For the three months ended March 31, 2007, the partner’s share of NAMESE’s profits was approximately $0.2 million, which reduced “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Condensed Consolidated Statement of Operations.

14.

Accounting standards yet to be adopted:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us beginning in the first quarter of 2008.  The Company is currently assessing the impact SFAS 159 may have on its condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

15.

Subsequent Events:

On April 9, 2007, the Board of Directors of the Company adopted the Rights Plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.01 per share.  The dividend is payable on April 19, 2007 to the stockholders of record on that date.  For further information on the Rights Plan, see Note 7.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Primary Factors Affecting our Results of Operations

Our financial condition and results of operations are impacted primarily by “day rates” and “vessel utilization.” Typically, marine support vessels are priced to the customer on the basis of a daily rate, or “day rate,” regardless of whether a charter contract is for several days or several years.  The “average day rate” of a vessel, or class of vessel, is calculated by dividing its revenues by the total number of days such vessel was under contract during a given period.  A vessel’s utilization is the number of days in a period the vessel is under contract as a percentage of the total number of days in such period.

Day Rates and Utilization. Our results of operations are affected primarily by our day rates and vessel utilization. Day rates and utilization are primarily driven by:

•

demand for our vessels;

•

increase in new vessels

•

customer requirements;

•

our available vessels, and;

•

competition.

The level of offshore oil and gas drilling activity primarily determines the demand for our vessels, which is typically influenced by exploration and development budgets of oil and gas companies.  The number of drilling rigs in our market areas is a leading indicator of drilling activity.

Overall, the size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements, determine our day rates and utilization.  In the case of supply vessels and large capacity platform supply vessels, or PSVs, their deck space and liquid mud and dry bulk cement capacities are important attributes.  In certain markets and for certain customers, horsepower, dynamic positioning systems, and fire-fighting systems are also important requirements.  For crew boats, size and speed are important factors.

Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area.  Competition in the marine support services industry primarily involves:

•

price, service, capability of providing services worldwide and reputation of vessel operators, safety record and crews; and

•

the age, quality and availability of vessels of the type and size required by the customer.

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

Sustained high oil and gas prices, increasing energy demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations have resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies.  We expect international offshore drilling, exploration and production activity to remain strong for the remainder of 2007.  However, it is unknown how much U.S. based vessel demand will be affected by the reduced number of jack-up rigs which service offshore drilling and exploration in the U.S. Gulf of Mexico.  The Company has diversified its fleet internationally, thereby reducing its Gulf of Mexico fleet size and, as a result, reduced its exposure to the volatility of the U.S. Gulf of Mexico market.

Non-GAAP Financial Measures

We disclose and discuss adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities Exchange Commission, or the Commission. We define adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation & amortization, gains (loss) on sales of assets, other income (loss) and noncontrolling interest in loss of a consolidated subsidiary.  Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.  Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.

We view adjusted EBITDA primarily as a measure of operating performance and, as such, we believe that the GAAP financial measure it most directly compares to is operating income.  Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.

Adjusted EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.

Adjusted EBITDA is also one of the financial metrics used by management (i) as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (ii) as a significant criterion for annual incentive cash bonuses paid to our executive officers and other shore-based employees; and (iii) to assess our ability to service existing fixed charges, incur additional indebtedness and execute our growth strategy.

The following table provides the detailed components of adjusted EBITDA, as we define that term, for the three months ended March 31, 2007 and 2006, respectively (in thousands).

	Three months
	ended
	March 31,
	2007	2006
Components of Adjusted EBITDA:
Net income	$ 14,584	$ 12,378
Depreciation and amortization	5,466	6,102
Amortization of non-cash deferred revenues	(208)	(1,269)
Amortization of deferred financing costs	150	50
Gain on sale of assets	(2,837)	(767)
Interest income, net	(1,935)	(129)
Other income (loss), net	691	377
Income tax expense	8,944	6,877
Noncontrolling interest in loss of consolidated subsidiary	(1,651)	-
	$ 23,204	$ 23,619

The following table reconciles adjusted EBITDA to operating income for the three months ended March 31, 2007 and 2006, respectively (in thousands).

	Three months
	ended
	March 31,
	2007	2006
Adjusted EBITDA Reconciliation to GAAP:
Adjusted EBITDA	$ 23,204	$ 23,619
Amortization of non-cash deferred revenues	208	1,269
Gain on sale of assets	2,837	767
Depreciation and amortization	(5,466)	(6,102)
Operating Income	$ 20,783	$ 19,553

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated.  Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

		Three months ended
	Month of	March 31,
	April 2007	2007	2006
Average Day Rates:
PSV/AHTS (North Sea class)(1)	$ 27,010	$ 24,466	$ 15,836
Supply (Gulf class)	9,412	9,720	10,202
Crew/line handling	5,803	5,373	3,336
Utilization:
PSV/AHTS (North Sea class)	84%	92%	94%
Supply (Gulf class) (2)	71%	70%	64%
Crew/line handling	79%	83%	87%
Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	16.0
Supply (Gulf class)	41.0	41.5	45.0
Crew/line handling	7.0	8.0	11.0

(1)

Anchor handling, towing and supply vessels.

(2)

Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization.  Excluding stacked vessels, our utilization was 83%, 82% and 89%, for the month of April 2007 and the three month periods ended March 31, 2007 and 2006, respectively.

Comparison of day rates and utilization during the three months ended March 31, 2007 and 2006

For our North Sea class PSVs and AHTSs, average day rates increased 54% in the first quarter 2007 compared to the first quarter of 2006.  Utilization during first quarter of 2007 remained relatively flat compared to the same period in 2006. The increased average day rates can be attributed to increased demand for North Sea vessels during 2007 caused by shortages in the supply of vessels and increased exploration and production activities worldwide.  The impact of strong market conditions in the North Sea during the first quarter of 2007 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, utilization increased 6% compared to the same period in 2006 and day rates remained relatively flat.  The increase in utilization is primarily a result of a decrease in vessels owned.

Day rates for our crew boats and line handler increased 61% compared to the same period in 2006. Utilization decreased 4% compared to the same period in 2006.  Day rates for our crew boats and linehandler may not be comparable to those of our competitors because three of our vessels were under bareboat charter contracts, which significantly reduce the average day rate for the class.

Comparison of the Results for the three months ended March 31, 2007 and 2006

	For the three months ended
	March 31,
			Favorable
	2007	2006	(Adverse) Variance
Revenues:
Charter hire	$60,667	$50,482	$10,185
Amortization of non-cash deferred revenues	208	1,269	(1,061)
Other vessel income	1,094	81	1,013
Total revenues	61,969	51,832	10,137
Operating expenses:
Direct vessel operating expenses and other	31,409	21,202	(10,207)
General and administrative	7,148	5,742	(1,406)
Depreciation and amortization expense	5,466	6,102	636
Gain on sales of assets	(2,837)	(767)	2,070
Total operating expenses	41,186	32,279	(8,907)
Operating income	20,783	19,553	1,230
Interest expense	(783)	(481)	(302)
Amortization of deferred financing costs	(150)	(50)	(100)
Interest income	2,718	610	2,108
Other income (loss), net	(691)	(377)	(314)
Income before income taxes and noncontrolling interest in loss of consolidated subsidiary	21,877	19,255	2,622
Income tax expense	8,944	6,877	(2,067)
Income before noncontrolling interest in loss of consolidated subsidiary	12,933	12,378	555
Noncontrolling interest in loss of consolidated subsidiary	1,651	-	1,651
Net income	$14,584	$12,378	$2,206

Charter Hire Revenues.  Our charter hire revenues increased $10.2 million primarily due to increased day rates and utilization discussed previously above and a weaker U.S. Dollar relative to the Norwegian Kroner, which caused a $2.4 million positive impact on revenue.

Amortization of Non-Cash Deferred Revenues.  Amortization of non-cash deferred revenues decreased $1.1 million primarily due to the expiration in 2006 of certain unfavorable contracts recorded at the Exit Date.  This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Other Vessel Income.  Other vessel income increased $1.0 million primarily resulting from revenue generated through the early termination of a charter hire contract.

Direct Operating Expenses.   Direct vessel operating expenses increased $10.2 million primarily due to:

•

increased supplies and miscellaneous costs of $4.6 million which is primarily due to the mobilization cost of five vessels to Southeast Asia;

•

increased labor cost of $4.3 million as a result increased crew labor rates and pension expense; and,

•

increased classification cost of $0.9 million primarily due to the dry docking of the five vessels that were  mobilized to Southeast Asia.

General & Administrative Expenses. General and administrative expenses increased $1.4 million primarily due to increased infrastructure costs of  $0.8 million to establish operations in Southeast Asia and expand operations in West Africa, increased professional fees of $0.3 million and increased non-cash stock compensation expense of $0.3 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.6 million primarily related to the reduction of our fleet through vessel sales.

Gain on Sale of Assets. Gain on sale of assets increased $2.1 million primarily due to recognizing a $2.8 million gain on sale of assets during the first quarter of 2007. The $2.8 million gain was primarily due to the sale of four vessels.

Interest Expense. Interest expense increased $0.3 million primarily due to accrued interest on our 3% Senior Convertible Debentures issued February 7, 2007.

Interest income.   Interest income increased $2.1 million primarily due to an increase in cash equivalents.

Income tax expense. Consolidated income tax expense in the first quarter of 2007 was $8.9 million, which is primarily related to the income generated by our U.S and Norwegian operations.  The Company’s first quarter 2007 effective tax rate of 38% differs from the statutory rate of 35% primarily due to the alternative minimum tax and state and foreign taxes. Included in the $8.9 million of income tax expense, is a $4.3 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.  We recorded income tax of $6.9 million in the first quarter of 2006, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s first quarter 2006 effective tax rate of 36% differs from the statutory rate of 35% primarily due to state and foreign taxes included in the $6.9 million of income tax expense is a $4.2 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.

Noncontrolling interest in loss of consolidated subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $1.7 million for the first quarter of 2007 primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income.  The loss in EMSL is a primary result of the dry-dock completion and mobilization of five cold-stacked vessels contributed to the partnership.

Our Liquidity and Capital Resources

Description of Indebtedness

Senior Convertible Debentures

On February 7, 2007, we issued $125.0 million of our Senior Debentures.  On February 12, 2007, the initial purchasers of the Senior Debentures exercised in full their purchase option for an additional $25.0 million in Senior Debentures.

The Senior Debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares.  Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 125% of the base conversion price of the Senior Debentures for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the Indenture.  Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date.  The conversion rate will be subject to adjustments in certain circumstances.  In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances.

The Senior Debentures will bear interest at a rate of 3.00% per year payable semiannually in arrears on January 15 and July 15 of each year beginning July 15, 2007.  The Senior Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

We may not redeem the Senior Debentures before January 15, 2012.  On or after January 15, 2012, we may redeem for cash all or a portion of the Senior Debentures at a redemption price of 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.  In addition, holders may require us to purchase all or a portion of their Senior Debentures on each of January 15, 2014, January 15 2017 and January 15, 2022.  In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their Senior Debentures.  Any repurchase of the Senior Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus accrued and unpaid interest to the date of repurchase.

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries.  The Senior Debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the Senior Debentures have not been registered under the Securities Act of 1933.  We sold the Senior Debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  The initial purchasers then sold the Senior Debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.  We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

NOK Revolver

We entered into our Norwegian Kroner (“NOK) revolving credit facility (the “NOK Revolver”) in June 1998.  In April 2002, we amended the NOK 650 million ($107.0 million) credit facility by increasing the capacity to NOK 800 million ($131.6 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.6 million) reductions every six months starting in March 2003.  The NOK Revolver provides for a NOK 280 million ($46.1 million) balloon payment in September of 2009.  Amounts borrowed under the NOK Revolver bear interest at the Norwegian interbank offer rate, or NIBOR, plus 1.0% beginning January 2007.  At March 31, 2007, the NOK Revolver had a total facility amount of NOK 406 million ($66.8 million) with no outstanding balance.

Currently, the NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities.  Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings.  The availability of the NOK Revolver was reduced by NOK 34 million ($5.6 million) on April 20, 2006 as a result of the sale of two AHTS vessels and two PSV vessels to EMSL.  We are currently in compliance with the financial covenants in the NOK Revolver.

MARAD Bonds

In 1999, Trico Marine International, Inc. a special purpose subsidiary, issued $18.9 million of 6.11% notes due 2014, of which $9.4 million was outstanding at March 31, 2007.  The special-purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in our financial statements.  The note is guaranteed by the Company and the U.S. Maritime Administration.

Our Capital Requirements

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of OSV or other oilfield service assets and interests in OSV or other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.

The net proceeds received from the sales of the Senior Debentures are approximately $145.2 million.  We intend to use the net proceeds of this offering for general corporate purposes, which may include pursuing opportunities in emerging markets, further augmenting our fleet renewal program and pursuing strategic acquisition opportunities that may arise.

At March 31, 2007, we had approximately $260 million in cash and $12.4 million in restricted cash.  Of the approximately $260 million in cash, $4.1 million is dedicated to fund the operations of EMSL.  Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash.  The Company will bareboat five of the vessels contributed to the EMSL partnership for at least the next nine months.  The bareboat rate will allow the Company to maintain the same operating margins prior to contribution of vessels.

Of the 14 vessels contributed to EMSL, five vessels, which were previously stacked, are currently being mobilized to Southeast Asia, and revenue will not be generated by those vessels until the second quarter of 2007.  In addition, funds and bills of sale for four vessels which will not be contributed until early 2008 are held in escrow pending the December 2008 closing.

In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 406 million ($66.8 million).   Until December 31, 2006, the Funded Debt to EBITDA ratio should not exceed 5.5, and thereafter through the Loan Period the Funded Debt to EBITDA ratio should not exceed 5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis.  The NOK Revolver availability reduces by NOK 40 million ($6.6 million) every March and September.  If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.

In December 2006, $32.0 million in cash was repatriated from one of our Norwegian subsidiaries to its parent company, Trico Marine Cayman L.P.  There were no adverse tax consequences related to this repatriation of cash.  We do not anticipate repatriating funds from our Cayman Island Subsidiary to the U.S. We plan to use the funds in the Cayman Islands for future international expansion.  It is not anticipated that we will need to repatriate any additional funds from Norway in the near future to fund U.S. operations or domestic and international expansion.

	For the three months ended
	March 31
	2007	2006	Variance
Cash and cash equivalents at beginning of period	$ 114,173	$ 51,218	$ 62,955
Cash flow provided by (used in)
Operating activities	26,308	19,738	6,570
Investing activities	(27,008)	(225)	(26,783)
Financing activities	145,226	(9,504)	154,730
Effect of exchange rate changes on cash and cash equivalents	1,301	231	1,070
Net increase (decrease in cash and cash equivalents)	145,827	10,240	135,607
Cash and cash equivalents at end of period	$ 260,000	$ 61,458	$ 198,542

Cash flow provided by operating activities increased by $6.6 million primarily due to increased earnings from operations as previously discussed, which was partially offset by changes in working capital related to timing differences in accounts payables and accrued expenses.

Cash flows used by investing activities increased $26.8 million primarily due to a $27.5 million investment in available for sale securities and an increase in capital expenditures of $4.2 million resulting from the construction vessels.  These uses of cash were partially offset by an increase in cash received from vessel sales of $4.5 million.

Cash flows  provided by financing activities increased $154.7 million which can primarily be attributed to the sale of the Senior Debentures in the first quarter of 2007 partially offset by debt issuance cost of  $4.8 million compared to $9.6 million in debt repayments for the first quarter of 2006.

The following table summarizes our contractual commitments as of March 31, 2007 for the periods ending December 31, (in thousands):

	2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)(2)	$1,258	$1,258	$1,258	$1,258	$1,258	$1,258	$151,884	$159,432
Interest on fixed rate debt	2,503	4,965	4,889	4,812	4,735	4,658	6,843	33,405
Construction contracts	35,614	8,750	-	-	-	-	-	44,364
Operating leases	1,596	1,956	1,773	1,678	1,517	1,388	1,660	11,568
Pension obligations	2,016	923	969	1,017	1,068	1,121	932	8,046
Total	$42,987	$17,852	$8,889	$8,765	$8,578	$8,425	$161,319	$256,815

(1)  Excludes fresh-start premium

(2)  In February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027.  On February 12, 2007, the purchasers of the debentures exercised an the option to purchase an additional $25.0 million in senior convertible debentures.  The net proceeds received from the initial sale of the debentures was approximately $121.3 million, after deducting the initial purchasers’ discount and estimated offering expenses (approximately $145.2 million, after the option to purchase additional debentures in full). The debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures.  Holders may require us to repurchase all or a portion of the debentures on January 15, 2014, January 15, 2017 and January 15, 2022.  For further explanation, see discussion above under “Our Capital Requirements”.

We have issued standby letters of credit totaling $7.5 million as of March 31, 2007.  As a result of the provisions within the letter of credit agreements and the retirement of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($7.9 million) into an escrow account.  In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($27.5 million). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be the in the fourth quarter of 2007. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at the delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery.

On September 1, 2006, we entered into contracts for the construction of two GPA design 640 210-foot diesel electric powered platform supply vessels, for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 Dynamic Positioning systems.  The expected delivery date for the first vessel is in March 2008 and the second vessel is scheduled to be delivered in July 2008.  The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery.  As of March 31, 2007, we remitted payments of approximately $11.4 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress.  The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessels specifications upon delivery, which will not materially alter the purchase price of the two vessels.

We plan to fund the construction of the vessels from cash and cash flows from operations.

We do not have any other planned capital expenditures other than approximately $41.1 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2007.  In addition, we anticipate spending approximately $8.5 million to fund upcoming vessel marine inspections during the remainder of 2007.

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

•

We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our condensed consolidated financial statements. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Standards

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

•

Our business plan involves establishing joint ventures with partners in targeted foreign markets.  As a U.S. corporation we are subject to the Foreign Corrupt Practices Act and a determination that we violated this act, including through actions taken by our foreign joint venture partners,  may affect our business and operations adversely.

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

•

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

•

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock

Risks Relating to the Ownership of our Common Stock

•

Our charter documents include provisions limiting the rights of foreign owners of our capital stock.

•

Our shareholders rights plan, charter and bylaws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.

For a complete discussion of the risks the Company faces, read Item 1A.  Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk during the first three months of 2007.  For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in conjunction with the information contained in this Quarterly Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Please read Item 3.  Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the Company’s material legal proceedings.

We are a party to routine litigation incidental to our business, which primarily involves employment matter or claims for damages.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Item 1A.  Risk Factors.

Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  The following revised risk factor relates to our recently adopted shareholder rights plan.

Our shareholder rights plan, charter and bylaws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.

We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals.  The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our certificate of incorporation and bylaws contains provisions dividing our board of directors into classes of directors, granting our board of directors the ability to designate the terms of and issue new series of preferred stock, requiring advance notice for nominations for election to our board of directors and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.  These provisions also may have the effect of deterring hostile takeovers and preventing you from getting a premium for your shares that would have otherwise been offered or delaying, deferring or preventing a change in control of our Company.

The following revised risk factor has been updated to disclose the change in net operating loss carryfoward limitations:

Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events which could have an adverse impact on our financial results.

Our ability to utilize certain net operating loss carryforwards may be limited by certain events.  At March 15, 2005, we had estimated net operating loss carryforwards (“NOLs”) of $327 million for federal income tax purposes that were set to expire through 2024.  Upon reorganization, we recognized cancellation of debt income of $166.5 million when our $250 million 8 8/7% senior notes due 2012 (the “Senior Notes”) were converted to equity. Pursuant to applicable tax law, approximately $76 million of this cancellation of debt reduced the NOL carryforward. Additionally, a change in our ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”).  An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

Our bankruptcy reorganization created a change in ownership.  Accordingly, the rules of Section 382 limited the utilization of our NOLs. Pursuant to Internal Revenue Code Section 382(l)(5), the Company opted to forego any annual limitation on the utilization of the NOL carryforward by reducing such NOL carryforward by the amount of interest paid or accrued over the past three years by the predecessor corporation on indebtedness that was converted to equity.   This adjustment reduced the NOL carryforward by approximately $68 million.

Any additional ownership changes in the future could further limit the NOL carryforward.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults upon Senior Securities.

None.

 Item 4.

Submission of Matters to a Vote of Security Holders.

None.

 Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a) Exhibits:

Exhibit
Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 10, 2007)
3.3	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 10, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005)
4.2

Regisration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therin (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005)

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 16, 2005)
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A dated March 21, 2005
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A dated March 21, 2005
4.6

Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 1, 2007

4.7

Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated March 1, 2007).

4.8

Rights Agreement dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on 8-K dated April 10, 2007).

31.1	Chief Executive Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers' certifications pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002. (1)

_____________

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

May 8, 2007	By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Principal Financial Officer)