Form 10-Q
period 2007-06-30
TRICO MARINE SERVICES INC
filed 2007-07-31
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at July 21, 2007 was     14,949,144.

TRICO MARINE SERVICES, INC.

REPORT FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of June 30, 2007 and December 31, 2006
(Dollars in thousands, except share and per share amounts)
	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 257,377	$ 114,173
Available for sale securities	53,196	2,475
Restricted cash	4,139	716
Accounts receivable, net	49,006	58,787
Prepaid expenses and other current assets	3,687	4,036
Assets held for sale	2,224	3,048
Total current assets	369,629	183,235
Property and equipment:
Land and buildings	2,007	1,995
Marine vessels	268,166	256,125
Construction-in-progress	18,544	15,876
Transportation and other	3,645	2,328
	292,362	276,324
Less accumulated depreciation and amortization	56,749	44,476
Net property and equipment	235,613	231,848
Restricted cash - noncurrent	8,781	11,842
Other assets	15,805	8,397
Total assets	$ 629,828	$ 435,322

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of June 30, 2007 and December 31, 2006
(Dollars in thousands, except share and per share amounts)
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term and current maturities of debt	$ 1,258	$ 1,258
Accounts payable	13,020	11,055
Accrued expenses	15,915	14,590
Accrued insurance reserve	2,803	3,062
Accrued interest	1,878	110
Income taxes payable	1,617	2,092
Total current liabilities	36,491	32,167
Long-term debt, including premium	157,946	8,605
Deferred income taxes	72,553	63,327
Deferred revenues on unfavorable contracts	1,008	1,376
Other liabilities	2,627	2,199
Total liabilities	270,625	107,674
Noncontrolling interest	13,161	15,310
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and
no shares issued at June 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value, 25,000,000 shares authorized,and
14,899,144 and 14,816,969 shares issued outstanding at June 30, 2007
and December 31, 2006, respectfully.	149	148
Warrants- Series A	1,645	1,646
Warrants- Series B	633	634
Additional paid-in capital	237,886	231,218
Retained earnings	97,698	78,824
Pension and postretirement, net of taxes of $0.3 million	(748)	(708)
Cumulative foreign currency translation adjustment	8,779	576
Total stockholders' equity	346,042	312,338
Total liabilities and stockholders' equity	$ 629,828	$ 435,322

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Three months	Three months
	ended	ended
	June 30, 2007	June 30, 2006
Revenues:
Charter hire	$ 57,899	$ 59,897
Amortization of non-cash deferred revenues	221	1,313
Other vessel income	590	246
Total revenues	58,710	61,456
Operating expenses:
Direct vessel operating expenses and other	36,975	29,019
General and administrative	10,350	6,717
Depreciation and amortization expense	6,114	6,426
Insurance recovery from a loss on assets held for sale	-	(605)
Gain on sales of assets	(20)	(350)
Total operating expenses	53,419	41,207
Operating income	5,291	20,249
Interest expense	(1,040)	(403)
Amortization of deferred financing costs	(206)	(46)
Interest income	3,981	816
Other income (loss), net	(618)	(390)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	7,408	20,226
Income tax expense	3,472	8,087
Income before noncontrolling interest
in loss of consolidated subsidiary	3,936	12,139
Noncontrolling interest in loss of consolidated subsidiary	498	-
Net income	$ 4,434	$ 12,139
Basic income per common share:
Net income	$ 0.30	$ 0.83
Average common shares outstanding	14,714,433	14,600,247
Diluted income per common share:
Net income	$ 0.29	$ 0.80
Average common shares outstanding	15,436,810	15,170,537

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006
Revenues:
Charter hire	$ 118,566	$ 110,379
Amortization of non-cash deferred revenues	429	2,582
Other vessel income	1,684	327
Total revenues	120,679	113,288
Operating expenses:
Direct vessel operating expenses and other	68,384	50,221
General and administrative	17,498	12,459
Depreciation and amortization expense	11,580	12,528
Insurance recovery from a loss on assets held for sale	-	(605)
Gain on sales of assets	(2,857)	(1,117)
Total operating expenses	94,605	73,486
Operating income	26,074	39,802
Interest expense	(1,823)	(884)
Amortization of deferred financing costs	(356)	(96)
Interest income	6,699	1,426
Other income (loss), net	(1,309)	(767)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	29,285	39,481
Income tax expense	12,416	14,964
Income before noncontrolling interest
in loss of consolidated subsidiary	16,869	24,517
Noncontrolling interest in loss of consolidated subsidiary	2,149	-
Net income	$ 19,018	$ 24,517
Basic income per common share:
Net income	$ 1.29	$ 1.68
Average common shares outstanding	14,706,481	14,588,546
Diluted income per common share:
Net income	$ 1.24	$ 1.62
Average common shares outstanding	15,365,976	15,113,672

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six months	Six Months
	ended	ended
	June 30, 2007	June 30, 2006

Net income	$ 19,018	$ 24,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,882	12,590
Amortization of non-cash deferred revenue	(429)	(2,582)
Deferred income taxes	10,228	13,319
Gain on sales of assets	(2,857)	(1,117)
Provision for doubtful accounts	285	1,094
Stock based compensation	1,779	1,123
Noncontrolling interest in loss of consolidated subsidiary	(2,149)	-
Change in operating assets and liabilities:
Accounts receivable	10,801	(6,528)
Prepaid expenses and other current assets	404	(574)
Accounts payable and accrued expenses	3,418	931
Other, net	(2,591)	(475)
Net cash provided by operating activities	49,789	42,298
Cash flows from investing activities:
Purchases of property and equipment	(7,821)	(7,294)
Proceeds from sales of assets	4,553	2,138
Sales of available-for-sale securities	7,625	-
Purchase of available-for-sale securities	(58,346)	-
Increase in restricted cash	(324)	(4,272)
Net cash used in investing activities	(54,313)	(9,428)
Cash flows from financing activities:
Net proceeds from issuance of common stock	35	168
Proceeds from issuance of debt	150,000	15,878
Debt issuance cost	(4,804)	-
Repayment of debt	(629)	(32,627)
Contribution from non-controlling interest	-	20,910
Net cash provided by financing activities	144,602	4,329
Effect of exchange rate changes on cash and cash equivalents	3,126	523
Net increase in cash and cash equivalents	143,204	37,722
Cash and cash equivalents at beginning of period	114,173	51,218
Cash and cash equivalents at end of period	$ 257,377	$ 88,940

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Dollars in thousands, except share amounts) (Unaudited)
							Additional	Accumulated				Total
	Common Stock		Warrant - Series A		Warrant - Series B		Paid-In	Retained	Other Comprehensive	Treasury Stock		Stockholders'
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Shares	Dollars	Equity
Balance, December 31, 2006	14,816,969	$ 148	495,619	$ 1,646	497,267	$ 634	$ 231,218	$ 78,824	$ (132)	-	$ -	$ 312,338
Cumulative-effect adjustment for the
adoption of FIN 48	-	-	-	-	-	-	-	(144)	-	-	-	(144)
Stock based compensation	80,212	1	-	-	-	-	1,779	-	-	-	-	1,780
Stock options exercised	999	-	-	-	-	-	11	-	-	-	-	11
Exercise of warrants for common stock	964	-	(47)	(1)	(917)	(1)	25	-	-	-	-	23
Tax benefit from the utilization of fresh-start NOL	-	-	-	-	-	-	4,853	-	-	-	-	4,853
Comprehensive income:
Gain on foreign currency translation	-	-	-	-	-	-	-	-	8,163	-	-	8,163
Net income	-	-	-	-	-	-	-	19,018	-	-	-	19,018
Total comprehensive income:												27,181
Balance, June 30, 2007	14,899,144	$ 149	495,572	$ 1,645	496,350	$ 633	$ 237,886	$ 97,698	$ 8,031	-	$ -	$ 346,042

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.   Financial statement presentation:

The accompanying unaudited condensed consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Trico Marine Services, Inc. (the “Company”) for the year ended December 31, 2006. The results of operations for the three-month period and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

2.

Comprehensive Income

Comprehensive income for the three and six month period ended June 30, 2007 and 2006 (in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$ 19,018	$ 24,517	$ 4,434	$ 12,139
Gain on foreign currency translation	8,163	8,487	4,602	5,406
Total comprehensive income	$ 27,181	$ 33,004	$ 9,036	$ 17,545

3.

Other Assets

The Company’s other assets consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Deferred financing costs, net of accumulated amortization
of $1.9 million and $1.5 million at June 30, 2007 and
December 31, 2006, respectively	$ 4,910	$ 451
Marine vessel spare parts	4,888	2,315
GE lease deposits	1,698	1,698
Capitalized information system costs	1,704	1,296
Pension Asset	713	675
Other	1,892	1,962
Other assets	$ 15,805	$ 8,397

4.

Assets held for sale and sales of vessels:

The cold stacked vessel is included in assets held for sale at its book value, as the estimated fair value less costs to sell exceed the book value.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Even though the SWATH has been classified as held for sale for over a year, management has concluded that the SWATH continues to meet the requirements of an asset held for sale per Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. During this time, the Company has actively solicited, but did not receive any reasonable offers to purchase the SWATH; therefore, in the third quarter of 2006, the Company recorded an additional impairment of $3.2 million partially offset by $0.6 million in insurance recoveries received during 2006. The SWATH continues to be actively marketed at a price that the Company believes to be reasonable based on current market conditions.

In the first quarter of 2007, three supply vessels and one crew boat were sold for $4.7 million in net proceeds with a corresponding aggregate gain of $2.8 million.

5.

Earnings per share:

The following is a reconciliation of basic and diluted earnings per share (“EPS”) computations for the three month period ending June 30, 2007 and 2006 (in thousands, except share and per share data).

	Three months	Three months
	ended	ended
	June 30, 2007	June 30, 2006

Net income available to common shares (numerator)	$ 4,434	$ 12,139
Weighted-average common shares outstanding (denominator)	14,714,433	14,600,247
Basic EPS	$ 0.30	$ 0.83
Net income available to common shares (numerator)	$ 4,434	$ 12,139
Weighted-average common shares outstanding (denominator)	14,714,433	14,600,247
Options	177,825	197,503
Restricted Stock	98,693	40,495
Warrants	445,859	332,292
Total effect of dilutive securities	722,377	570,289
Adjusted weighted-average shares	15,436,810	15,170,537
Diluted EPS	$ 0.29	$ 0.80

For the three months ended June 30, 2007, options to purchase 62,900 shares of common stock at prices ranging from $33.75 to $37.01 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

For the three months ended June 30, 2006, options to purchase 49,500 shares of common stock at prices ranging from $27.13 to $33.75 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the six month period ending June 30, 2007 and 2006 (in thousands, except share and per share data).

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006

Net income available to common shares (numerator)	$ 19,018	$ 24,517
Weighted-average common shares outstanding (denominator)	14,706,481	14,588,546
Basic EPS	$ 1.29	$ 1.68
Net income available to common shares (numerator)	$ 19,018	$ 24,517
Weighted-average common shares outstanding (denominator)	14,706,481	14,588,546
Options	171,275	193,746
Restricted Stock	66,816	34,450
Warrants	421,404	296,930
Total effect of dilutive securities	659,495	525,126
Adjusted weighted-average shares	15,365,976	15,113,672
Diluted EPS	$ 1.24	$ 1.62

For the six months ended June 30, 2007, options to purchase 62,900 shares of common stock at prices ranging from $33.75 to $37.01 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

For the six months ended June 30, 2006, options to purchase 49,500 shares of common stock at prices ranging $27.13 to $33.75 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

6.

Equity-based compensation:

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”).

On March 21, 2007, pursuant to the terms and conditions of the 2004 Plan, the Company granted 84,812 shares of restricted stock.  The table below lists the shares and recipients of the March 21, 2007 restricted stock grant.

Restricted Stock Grants in 2007
	March

Officers	38,700	(1)
Employees	29,900	(1)
Non-Employee Directors	16,212	(2)
	84,812

(1) The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.

(2) The forfeiture restrictions relating to the restricted stock lapsed one month after date of grant.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

For the three months ended June 30, 2007 and 2006, the Company recognized approximately $0.2 million and $0.1 million, respectively, of share-based compensation expense related to stock options and approximately $0.9 million and $0.8 million, respectively, of share-based compensation expense related to restricted shares and restricted share units. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $0.3 million and $0.3 million, respectively, of share-based compensation expense related to stock options and approximately $1.4 million and $0.9 million, respectively, of share-based compensation expense related to restricted shares and restricted share units. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of  June 30, 2007 will be recognized in future periods as follows:

	Stock	Restricted
	Options	Stock	Total
Remaining six months 2007	$ 395	$ 1,094	$ 1,489
2008	786	2,124	2,910
2009	374	666	1,040
2010	52	-	52

A summary of the changes to the Company’s stock options during the six months ended June 30, 2007 is presented below:

	Six months ended
	June 30, 2007
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices
Outstanding at December 31, 2006	317,152	$14.38
Granted	43,900	$37.01
Exercised	(999)	$11.00
Expired/Forfeited	(667)	$11.00
Outstanding at June 30, 2007	359,386	$17.16
Exercisable at June 30, 2007	139,910	$12.51

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

A summary of the changes to the Company’s restricted stock as of June 30, 2007 is presented below:

	Six months ended
	June 30, 2007
		Average	Weighted
	Restricted	Grant Date	Average
	Stock	Fair Value	Life
Outstanding at December 31, 2006	125,233	27.00	1.86
Granted	84,812	37.01	2.73
Vested	(17,879)	35.35	-
Forfeitures	(4,400)	30.27	-
Outstanding at June 30, 2007	187,766	$35.95	2.01

On July 9, 2007, the Company granted 50,000 restricted stock shares and issued 50,000 stock options to purchase shares of the Company’s common stock concurrent with senior management changes.  Of the 50,000 restricted shares granted, 25,000 shares will vest one month after date of grant, and the remaining 25,000 will vest on July 9, 2010.  The forfeiture restrictions related to the shares of stock options issued vest ratably over three years.

Stockholder Rights Plan

On April 9, 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (“Rights Plan”).  Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007.  Each Right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $52 per share.  However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.  If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company, the Rights will become exercisable by all holders of the Rights except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the Right’s then-current exercise price. Existing holders of more than 15 percent of the Company’s common stock will not trigger the rights plan so long as the holders do not acquire beneficial ownership of additional shares in an amount that exceeds 0.1% of the then outstanding common stock.  The Rights Plan will expire on April 9, 2010.  Notwithstanding the foregoing, the Rights Plan will expire at the close of business on the date that the Company’s 2008 annual meeting of stockholders has finally adjourned unless the Rights Plan is approved by the vote of the holders of a majority of Disinterested Shares (as defined in the Rights Plan) present in person or by proxy at such meeting.

7.

Taxes:

The Company’s income tax expense for the three months ended June 30, 2007 and 2006 is comprised of income tax expenses of $3.5 million and $8.1 million, respectively.  The Company’s income tax expense for the six months ended June 30, 2007 and 2006 is comprised of income tax expenses of $12.4 million and $15.0 million, respectively. Income tax expense for each period is primarily associated with the Company’s U.S. and foreign operations. The Company’s June 30, 2007 effective tax rate of 42% differs from the statutory rate primarily due to alternative minimum tax, state and foreign tax and U.S. tax on foreign sourced income.  In accordance with SOP 90-7 related to fresh-start accounting, the Company is providing no tax benefit from the utilization of pre-reorganization net operating loss (“NOL”) carryforwards for which a valuation allowance had previously been established.  The Company’s June 30, 2006 effective tax rate of 38% differs slightly from the statutory rate primarily due to state and foreign taxes.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

As of December 31, 2005, the Company had approximately $325 million in pre-reorganization net operating loss (the “NOL”) carryforwards and $6.0 million in post-reorganization NOL carryforwards that were scheduled to expire at various periods through 2024.  Upon reorganization, the Company recognized cancellation of debt income of $166.5 million when our $250.0 million 8 7/8% senior notes due 2012 (the “Senior Notes”) were converted to equity. Pursuant to applicable tax law, approximately $76.0 million of this cancellation of debt and $68.0 million of disallowed interest expense reduced the NOL carryforward.  Additionally, a change in ownership, may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”).  An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

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

A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital.  To date, the Company has released approximately $21.6 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account.

Although the Company had profitable operations during the first two quarters of 2007, all four quarters in 2006 and during the fourth quarter of 2005 from its U.S. operations, the history of negative earnings from these operations in the recent past constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of June 30, 2007. The Company will use cumulative profitability as a key indicator to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced.   If the Company continues to be profitable, it may become appropriate for the valuation allowance to be released in 2007.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007.  As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance.  During the three months ended June 30, 2007, the Company recognized $0.1 million in uncertain tax positions and $0.1 million in penalties and interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($13.0 million at June 30, 2007).  The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services.  The Company filed a timely defense at the time of the assessment.  In September 2003, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003.  In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response.  The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.  The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.4 million at June 30, 2007).  This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004.  In January 2005, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006.  This assessment is not income tax based and is therefore not accounted for under FIN 48.  The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

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

8.

Debt:

The Company’s debt consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

3.00% Senior Convertible Debentures, bearing interest at 3.00%, interest payable
semi-annually in arrears. These debentures mature on January 15, 2027.	$ 150,000	$ -
6.11% Notes, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels.	8,803	9,432
Fresh-start debt premium (1)	401	431
	159,204	9,863
Less current maturities	1,258	1,258
Long-term debt	$ 157,946	$ 8,605

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Maturities on debt for the remainder of 2007, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
6 months ending December 31, 2007	$ 629
12 months ending December 31, 2008	1,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
12 months ending December 31, 2012	1,258
Thereafter	151,884
$ 158,803
Fresh-start debt premium (1)	401
$ 159,204

(1)

During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes and its then outstanding 6.08% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt.  Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of March 15, 2005, the date we exited bankruptcy (the “Exit Date”).  This premium will be amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.

On February 7, 2007, we issued $125.0 million of 3.00% senior convertible debentures due in 2027 (the “Senior Debentures”).  On February 12, 2007 the purchasers of the Senior Debentures exercised the purchase option for an additional $25.0 million of Senior Debentures.

The Senior Debentures will be exchangeable into cash and, if applicable, shares of our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares.  Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 125% of the base conversion price of the Senior Debentures for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the indenture governing the Senior Debentures (the “Indenture”).  Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date.  The conversion rate will be subject to adjustments in certain circumstances.  In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances.

The Senior Debentures will bear interest at a rate of 3.00% per year payable semiannually in arrears on January 15 and July 15 of each year beginning July 15, 2007.  The Senior Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries. The Senior Debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.  We sold the debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  The initial purchasers then sold the Senior Debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.  We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

9.

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

The Company made funding contributions as follows for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended
	June 30,
	2007	2006
Norwegian Pension Plan	$ 203	$ 262
Untied Kingdom Defined Benefit Plan	80	65
Total Contributions	$ 283	$ 327

The Company made funding contributions as follows for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended
	June 30,
	2007	2006
Norwegian Pension Plan	$ 770	$ 423
Untied Kingdom Defined Benefit Plan	161	103
Total Contributions	$ 931	$ 526

The remainder of 2007 estimated funding contributions for the Norwegian Pension Plan and the United Kingdom Defined Benefits plan are approximately $0.2 million and $0.6 million, respectively.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Components of net periodic benefit cost are as follows for the three months ended June 30, 2007 and 2006 (in thousands):

	Three months ended
	June 30,
	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$ 183	$ 259
Interest cost	59	40
Return on plan assets	(68)	(69)
Social security contributions	51	15
Recognized net actuarial loss	10	3
Net periodic benefit cost	$ 235	$ 248

Components of net periodic benefit cost are as follows for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended
	June 30,
	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$ 346	$ 509
Interest cost	112	79
Return on plan assets	(128)	(136)
Social security contributions	96	29
Recognized net actuarial loss	20	5
Net periodic benefit cost	$ 446	$ 486

10.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

A limited evidentiary hearing was held on May 21, 2007.  The parties are now submitting post-trial briefs and the matter will be under judgment by the court on July 31, 2007.

We believe that the plaintiffs’ allegations are without merit, and we intend to defend the action vigorously.

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

11.

Segment and geographic information:

The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom; the West Africa segment represents operations in West Africa; and Other includes primarily the Company’s operations in Mexico, Brazil and China which are currently combined due to materiality.

Financial information for the three months ended June 30, 2007 and 2006 by segment and other is as follows:

Three months ended June 30, 2007
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$18,129	$29,183	(1)	$7,976	$3,422	$58,710
Intersegment revenues	232	433		453	(1,118)	-
Operating income	1,670	5,256	(1)	(110)	(1,525)	5,291
Segment total assets (at end of period)	420,447	363,088		34,842	23,494	841,871
Three months ended June 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$26,980	$24,979	(1)	$6,697	$2,800	$61,456
Intersegment revenues	454	-		-	(454)	-
Operating income	12,351	6,872	(1)	1,651	(625)	20,249
Segment total assets (at end of period)	236,822	245,549		20,561	36,835	539,767

(1)  Includes amortization of non-cash deferred revenues of $0.2 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively.

Financial information for the six months ended June 30, 2007 and 2006 by segment and other is as follows:

Six months ended June 30, 2007
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$36,541	$59,664	(1)	$17,859	$6,615	$120,679
Intersegment revenues	527	636		891	(2,054)	-
Operating income	9,143	18,237	(1)	4,856	(6,162)	26,074
Six months ended June 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$51,005	$44,999	(1)	$11,950	$ 5,334	$113,288
Intersegment revenues	967	-		-	(967)	-
Operating income	22,462	14,316	(1)	3,308	(284)	39,802

(1)  Includes amortization of non-cash deferred revenues of $0.4 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

A reconciliation of segment data to consolidated data as of June 30, 2007 and 2006 is as follows (in thousands):

	June 30,
	2007	2006
Total assets for reportable segments	$ 841,871	$ 539,767
Elimination of intersegment receivables	(34,123)	(30,055)
Elimination of investment in subsidiaries	(177,920)	(107,565)
Total consolidated assets	$ 629,828	$ 402,147

12.

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

The Company followed the guidance in FASB issued Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and has determined that EMSL should be consolidated by the Company.  The focus of FIN 46R is on controlling financial interests that may be achieved through arrangements that do not involve voting interests.  FIN 46R concludes that in the absence of clear control through voting interest, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity are the best evidence of control.  The entity that holds the majority interest in the variable interest entity is considered the primary beneficiary and is required to consolidate the variable interest entity.

The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement. For the three and six months ended June 30, 2007, the partner’s share of EMSL’s loss was approximately $0.7 million and $2.6 million, respectively, which increased “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Condensed Consolidated Statement of Income.

The Company has a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de C.V. (“NAMESE”), which it consolidates.  The Company has been determined to be the primary beneficiary of the entity because all operating decisions are made by the Company; thus, consolidation is appropriate under FIN 46(R).  For the three and six months ended June 30, 2007, the partner’s share of NAMESE’s profits was approximately $0.2 million and $0.5 million, respectively, which reduced “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Condensed Consolidated Statement of Income.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

13.

New Accounting Standards

Accounting standards yet to be adopted:

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).   SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability.  SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 157 may have on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).   This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us beginning in the first quarter of 2008.  The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial position or results of operations.

Adopted Accounting standards:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required.  The cumulative effect of adopting FIN 48 was $0.1 million recorded in retained earnings.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 resulted in no significant impact on the Company’s consolidated financial position or results of operations.

14.

Subsequent Events

Resignation of Chief Executive Officer. On July 9, 2007, Trevor Turbidy, the Company’s Chief Executive Officer, resigned his position as President and Chief Executive Officer and as a director of the Company. Mr. Turbidy also resigned from his various positions at the Company’s subsidiaries.

Appointment of new Chief Executive Officer. On July 9, 2007, Joseph S. Compofelice, the Company's Executive Chairman, was appointed President and Chief Executive Officer of the Company.  Mr. Compofelice’s appointment as Chief Executive Officer is for a term of one year, and he is retaining his position as Chairman of the Board of the Company.

Resignation of Senior Vice President, Operations. On July 9, 2007, Larry D. Francois, the Company’s Senior Vice President, Operations, resigned his position as Senior Vice President, Operations, effective August 20, 2007.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

increase in new vessels;

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

Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area.  Competition in the marine support services industry primarily involves:

•

price, service, capability of providing services worldwide, reputation of vessel operators, safety record and crews; and

•

the age, quality and availability of vessels of the type and size required by the customer.

Operating Costs. Our operating costs are primarily a function of the active fleet size, which excludes our cold-stacked vessels.  The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, marine inspection and classification costs, supplies and marine insurance.  When we charter vessels, we are typically responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs.

Management’s Outlook

We believe the following trends should impact our earnings:

•

increasing demand from West Africa, Mexico,  Southeast Asia and other emerging markets;

•

the reliability of supply in major oil producing nations such as the United States, the Middle East and Nigeria, as affected by weather, geopolitical instability and other threats;

•

increasing demand for vessels due to increased activity in areas ancillary to existing markets; and

•

seasonal weather conditions in the North Sea and their impact on offshore development operations.

In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions and subsea activity in the Gulf of Mexico, will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels.  To capitalize on this long-term growth potential, we intend to invest in new vessels and to deploy additional existing vessels to these regions as market conditions warrant or opportunities arise.

Sustained high oil and gas prices, increasing energy demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations have resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies.  We expect international offshore drilling, exploration and production activity to remain strong for the remainder of 2007.  However, it is unknown how much U.S. based vessel demand will be affected by the reduced number of jack-up rigs which service offshore drilling and exploration in the U.S. Gulf of Mexico.  The Company has diversified its fleet to international markets, thereby reducing its Gulf of Mexico fleet size and, as a result, reduced its exposure to the volatility of the non term charter portion of the U.S. Gulf of Mexico market.

Non-GAAP Financial Measures

We disclose and discuss adjusted EBITDA as a Non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities Exchange Commission, or the Commission. We define adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization, gains (loss) on sales of assets, stock based compensation, other income (loss) and noncontrolling interest in loss of a consolidated subsidiary.  Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.  Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

The following table provides the detailed components of adjusted EBITDA, as we define that term, for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands).

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of EBITDA:
Net income	$ 4,434	$ 12,139	$ 19,018	$ 24,517
Depreciation and amortization	6,114	6,426	11,580	12,528
Amortization of non-cash deferred revenues	(221)	(1,313)	(429)	(2,582)
Amortization of deferred financing costs	206	46	356	96
Gain on sale of assets	(20)	(350)	(2,857)	(1,117)
Stock Compensation	1,142	830	1,779	1,123
Interest income, net	(2,941)	(413)	(4,876)	(542)
Other income (loss), net	618	390	1,309	767
Income tax expense	3,472	8,087	12,416	14,964
Noncontrolling interest in loss of consolidated subsidiary	(498)	$ -	$ (2,149)	-
Adjusted EBITDA	$ 12,306	$ 25,842	$ 36,147	$ 49,754

The following table reconciles adjusted EBITDA to operating income for the three and six months ended June 30, 2007 and 2006, respectively (in thousands).

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2007	2006	2007	2006
EBITDA Reconciliation to GAAP:
Adjusted EBITDA	$ 12,306	$ 25,842	$ 36,147	$ 49,754
Amortization of non-cash deferred revenues	221	1,313	429	2,582
Gain on sale of assets	20	350	2,857	1,117
Stock Compensation	(1,142)	(830)	(1,779)	(1,123)
Depreciation and amortization	(6,114)	(6,426)	(11,580)	(12,528)
Operating Income	$ 5,291	$ 20,249	$ 26,074	$ 39,802

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated.  Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

	Period from
	July 1, 2007	Three months ended		Six months ended
	through	June 30,		June 30,
	July 27, 2007	2007	2006	2007	2006
Average Day Rates:
PSV/AHTS (North Sea class)(1)	$ 23,724	$ 23,885	$ 19,245	$ 24,184	$ 17,531
Supply (Gulf class) (3)	9,556	9,724	11,665	9,722	10,940
Crew/line handling	5,866	5,996	5,217	5,651	4,150

Utilization:
PSV/AHTS (North Sea class)	90%	86%	93%	89%	94%
Supply (Gulf class) (2)(3)	88%	74%	65%	72%	64%
Crew/line handling	86%	75%	88%	79%	87%

Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	16.0	16.0	16.0
Supply (Gulf class)	36.0	38.5	44.2	40.0	44.6
Crew/line handling	7.0	7.0	8.0	7.5	9.5

(1)

Anchor handling, towing and supply vessels.

(2)

Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization.  Excluding stacked vessels, our utilization was 91%, 81%, 87%, 82%, 87%, for the period from July 1, 2007 through July 27, 2007 and the three month periods ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, respectively.

(3)

Effective May 2007, five of our GOM Supply vessels entered into bareboat contracts which decreased average Supply vessel day rates. Including the five vessels under bareboat agreements in 2007, our average day rates were $8,349, $8,976, and $9,334 with utilization of 90%, 75%, and 73% for the period from July 1, 2007 through July 27, 2007, the three month period ended June 30, 2007, and the six months ended June 30, 2007 respectively.

Comparison of day rates and utilization during the three and six months ended June 30, 2007 and 2006

For our North Sea class PSVs and AHTSs, average day rates increased 24% and 38% and utilization decreased 7% and 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The increased average day rates can be attributed to increased demand for North Sea vessels during 2007 caused by shortages in the supply of vessels and increased exploration and production activities worldwide.  The impact of strong market conditions in the North Sea for the six and three months ended June 30, 2007 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.  The decrease in utilization can be attributed to an increase in maintenance and classification work.

For the Gulf class supply vessels, average day rates decreased 17% and 11% from the peak rates in the first and second quarter of 2007, respectively; however, utilization increased 9% and 8% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in day rates can be attributed to a softening in the market for shallow water activity and the absence of the increase business in the second half of 2006 from hurricanes Rita and Katrina. The increase in utilization is primarily a result of destacking vessels to deploy them internationally.

Day rates for our crew boats and line handler increased 15% and 36% and utilization decreased 13% and 8% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.    The increase in day rates can be attributed to the sale of vessels that were operated under bareboat agreements in 2006.  The decrease in utilization can be attributed to an increase in maintenance and classification work.

Comparison of the Results for the three months ended June 30, 2007 and 2006

	For the three months ended
	June 30,
	2007	2006	Favorable
			(Adverse) Variance
Revenues:
Charter hire	$ 57,899	$ 59,897	$ (1,998)
Amortization of non-cash deferred revenues	221	1,313	(1,092)
Other vessel income	590	246	344
Total revenues	58,710	61,456	(2,746)
Operating expenses:
Direct vessel operating expenses and other	36,975	29,019	(7,956)
General and administrative	10,350	6,717	(3,633)
Depreciation and amortization expense	6,114	6,426	312
Insurance recovery from a loss on assets held for sale	-	(605)	(605)
Gain on sales of assets	(20)	(350)	(330)
Total operating expenses	53,419	41,207	(12,212)
Operating income	5,291	20,249	(14,958)
Interest expense	(1,040)	(403)	(637)
Amortization of deferred financing costs	(206)	(46)	(160)
Interest income	3,981	816	3,165
Other income (loss), net	(618)	(390)	(228)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	7,408	20,226	(12,818)
Income tax expense	3,472	8,087	4,615
Income before noncontrolling interest
in loss of consolidated subsidiary	3,936	12,139	(8,203)
Noncontrolling interest in loss of consolidated subsidiary	498	-	498
Net income	$ 4,434	$ 12,139	$ (7,705)

Charter Hire Revenues.  Our charter hire revenues decreased $2.0 million primarily due to decreased day rates and utilization discussed previously above partially offset by a weaker U.S. Dollar relative to the Norwegian Kroner, which caused a $1.1 million positive impact on revenue.

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

Direct Operating Expenses.   Direct vessel operating expenses increased $8.0 million primarily due to:

•

increased  costs of $3.5 million primarily attributable to the mobilization cost of five vessels to Southeast Asia, increased fuel costs and a new Norwegian emissions tax;

•

increased labor cost of $2.1 million as a result of increased crew labor rates; and,

•

increased maintenance and classification costs of $1.6 million primarily attributable to an increase in the average shipyard costs in the North Sea and one additional North Sea vessel on dry dock.

General & Administrative Expenses. General and administrative expenses increased $3.6 million primarily due to:

•

increased professional fees of $1.8 million related to a successful proxy contest and the pursuit of acquisition opportunities that did not result in a completed transaction;

•

 $0.5 million to expand and relocate operations in West Africa with heightened security measures; and

•

increased non-cash stock and cash compensation expense of $0.8 million.

Insurance Recovery from a Loss on Assets Held for Sale. In 2006, the Company recognized $0.6 million in insurance recoveries as a result of greater than anticipated insurance recoveries on assets that were damaged in 2005.

Interest Expense. Interest expense increased $0.6 million primarily due to accrued interest on our 3% Senior Convertible Debentures issued February 7, 2007.

Interest income. Interest income increased $3.2 million primarily due to an increase in cash equivalents and available for sale securities.

Income tax expense. Consolidated income tax expense in the second quarter of 2007 was $3.4 million, which is primarily related to the income generated by our U.S and Norwegian operations.  The Company’s second quarter 2007 effective tax rate of 47% differs from the statutory rate of 35% primarily due to the alternative minimum tax, state and foreign taxes and U.S. tax on foreign sourced income. Included in the $3.4 million of income tax expense, is a $0.5 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.  We recorded income tax of $8.1 million in the second quarter of 2006, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s second quarter 2006 effective tax rate of 40% differs from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $8.1 million of income tax expense is a $4.8 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.

Noncontrolling interest in loss of consolidated subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $0.5 million for the second quarter of 2007 primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income.  The loss in EMSL is a primary result of the mobilization of five cold-stacked vessels contributed to the partnership.

Comparison of the Results for the six months ended June 30, 2007 and 2006

	For the six months ended
	June 30,
	2007	2006	Favorable
			(Adverse) Variance
Revenues:
Charter hire	$ 118,566	$ 110,379	$ 8,187
Amortization of non-cash deferred revenues	429	2,582	(2,153)
Other vessel income	1,684	327	1,357
Total revenues	120,679	113,288	7,391
Operating expenses:
Direct vessel operating expenses and other	68,384	50,221	(18,163)
General and administrative	17,498	12,459	(5,039)
Depreciation and amortization expense	11,580	12,528	948
Insurance recovery from a loss on assets held for sale	-	(605)	(605)
Gain on sales of assets	(2,857)	(1,117)	1,740
Total operating expenses	94,605	73,486	(21,119)
Operating income	26,074	39,802	(13,728)
Interest expense	(1,823)	(884)	(939)
Amortization of deferred financing costs	(356)	(96)	(260)
Interest income	6,699	1,426	5,273
Other income (loss), net	(1,309)	(767)	(542)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	29,285	39,481	(10,196)
Income tax expense	12,416	14,964	2,548
Income before noncontrolling interest
in loss of consolidated subsidiary	16,869	24,517	(7,648)
Noncontrolling interest in loss of consolidated subsidiary	2,149	-	2,149
Net income	$ 19,018	$ 24,517	$ (5,499)

Charter Hire Revenues.  Our charter hire revenues increased $8.2 million primarily due to increased day rates and a weaker U.S. Dollar relative to the Norwegian Kroner, which caused a $3.1 million positive impact on revenue.

Amortization of Non-Cash Deferred Revenues.  Amortization of non-cash deferred revenues decreased $2.2 million primarily due to the expiration in 2006 of certain unfavorable contracts recorded at the Exit Date.  This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the Exit Date, thus creating a liability required to be amortized as revenue over the remaining contract periods.

Other Vessel Income.  Other vessel income increased $1.4 million primarily resulting from revenue generated through the early termination of a charter hire contract.

Direct Operating Expenses.   Direct vessel operating expenses increased $18.2 million primarily due to:

•

increased costs of $7.9 million which is primarily due to the mobilization cost of five vessels to Southeast Asia and increased fuel costs;

•

increased labor cost of $5.6 million as a result of increased crew labor rates and pension expense;

•

increased maintenance and classification costs of $2.2 million primarily attributable to an increase in the average shipyard costs in the North Sea and one additional North Sea vessel on dry dock; and,

•

increased maintenance and repairs of $2.2 million primarily due to vessels in the North Sea.

General & Administrative Expenses. General and administrative expenses increased $5.0 million primarily due to:

•

increased  professional fees of $1.6 million due to costs associated with a successful proxy contest and the pursuit of acquisition opportunities that did not result in a completed transaction;

•

increased costs of $0.8 million expand and relocate operations in West Africa with heightened security measures;

•

increased non-cash stock compensation expense of $0.7 million;

•

increased accounting fees of $0.6 million primarily related to the adoption of FIN 46 and other tax compliance services; and,

•

increased salaries of $0.5 million related to senior management changes.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.9 million primarily related to the reduction of our fleet through vessel sales.

Gain on Sale of Assets. Gain on sale of assets increased $1.7 million primarily due the sale of four vessels in the first quarter of 2007.

Interest Expense. Interest expense increased $0.9 million primarily due to accrued interest on our 3% Senior Convertible Debentures issued February 7, 2007.

Interest income. Interest income increased $5.3 million primarily due to an increase in cash equivalents and available for sale securities.

Income tax expense. Consolidated income tax expense for the six months ended June 30, 2007 was $12.4 million, which is primarily related to the income generated by our U.S and Norwegian operations.  The Company’s June 30, 2007 effective tax rate of 42% differs from the statutory rate of 35% primarily due to the alternative minimum tax, state and foreign tax and U.S. tax on foreign sourced income. Included in the $12.4 million of income tax expense, is a $4.8 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.  We recorded income tax expense in the first six months of 2006 of $15.0 million, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s June 30, 2006 effective tax rate of 38% differs from the statutory rate of 35% primarily due to state and foreign taxes.  Included in the $15.0 million of income tax expense is an $8.9 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.

Noncontrolling interest in loss of consolidated subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $2.1 million for the first six months of 2007 primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income.  The loss in EMSL is a primary result of the dry-dock completion and mobilization of five cold-stacked vessels contributed to the partnership.

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

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries.  The Senior Debentures and shares of the common stock, assumable in certain circumstances upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.  We sold the Senior Debentures to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  The initial purchasers then sold the Senior Debentures to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.  We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement.

NOK Revolver

We entered into our Norwegian Kroner (“NOK) revolving credit facility (the “NOK Revolver”) in June 1998.  In April 2002, we amended the NOK 650 million ($110.3 million) credit facility by increasing the capacity to NOK 800 million ($135.7 million) and revising reductions to the facility amount to provide for NOK 40 million ($6.8 million) reductions every six months starting in March 2003.  The NOK Revolver provides for a NOK 280 million ($47.5 million) balloon payment in September of 2009.  Amounts borrowed under the NOK Revolver bear interest at the Norwegian interbank offer rate, or NIBOR, plus 1.0% beginning January 2007.  At June 30, 2007, the NOK Revolver had a total facility amount of NOK 406 million ($68.9 million) with no outstanding balance.

Currently, the NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities.  Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings.  The availability of the NOK Revolver was reduced by NOK 34 million ($5.8 million) on April 20, 2006 as a result of the sale of two AHTS vessels and two PSV vessels to EMSL.  We are currently in compliance with the financial covenants in the NOK Revolver.

MARAD Bonds

In 1999, Trico Marine International, Inc. a special purpose subsidiary, issued $18.9 million of 6.11% notes due 2014, of which $8.8 million was outstanding at June 30, 2007.  The special purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in our financial statements.  The note is guaranteed by the Company and the U.S. Maritime Administration.

Our Capital Requirements

We believe that our current working capital and projected cash flows from operations will be sufficient to meet our cash requirements for the foreseeable future and will fund our previously announced vessel new builds.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of  Offshore Supply Vessels (“OSV”) or other oilfield service assets and interests in OSV or other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. When we believe that these opportunities are consistent with our growth plans, our acquisition criteria and are more likely than not to enhance shareholder value, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.

The net proceeds received from the sales of the Senior Debentures were approximately $145.2 million.  We intend to use the net proceeds of this offering for general corporate purposes, which may include pursuing opportunities in emerging markets, further augmenting our fleet renewal program, expanding our service offering and pursuing strategic acquisition opportunities that may arise.

At June 30, 2007, we had approximately $257.4 million in cash and $12.9 million in restricted cash.  Of the approximately $257.4 million in cash, $4.3 million is dedicated to fund the operations of EMSL.  Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash.  The Company will bareboat five of the vessels contributed to the EMSL partnership for at least the next six months.  The bareboat rate will allow the Company to maintain the same operating margins prior to contribution of vessels.

Of the 14 vessels contributed to EMSL, five vessels, which were previously stacked, have been mobilized to Southeast Asia.  Funds and bills of sale for four vessels that will not be contributed until early 2008 are held in escrow pending the December 2008 closing.

In addition to cash on hand, our NOK Revolver has a total facility amount of NOK 406 million ($68.9 million).   Until December 31, 2007, the Funded Debt to EBITDA ratio should not exceed 5.5, and thereafter through the Loan Period the Funded Debt to EBITDA ratio should not exceed 5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis.  The NOK Revolver availability reduces by NOK 40 million ($6.8 million) every March and September.  If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.

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

	For the six months ended
	June 30,
	2007	2006	Variance
Cash and cash equivalents at beginning of period	$ 114,173	$ 51,218	$ 62,955
Cash flow provided by (used in)
Operating activities	49,789	42,298	7,491
Investing activities	(54,313)	(9,428)	(44,885)
Financing activities	144,602	4,329	140,273
Effect of exchange rate changes on cash and cash equivalents	3,126	523	2,603
Net increase (decrease in cash and cash equivalents)	143,204	37,722	105,482
Cash and cash equivalents at end of period	$ 257,377	$ 88,940	$ 168,437

Cash flow provided by operating activities increased by $7.5 million primarily due to an improvement in cash collections, which was partially offset by a decrease in earnings from operations, as previously discussed above.

Cash flows used by investing activities increased $44.9 million primarily due to the net purchase of $50.7 million of available for sale securities, partially offset by a decrease in restricted cash of $3.9 million.

Cash flows provided by financing activities increased $140.3 million primarily due to the sale of $145.2 million in Senior Debentures, net of issuance costs in February 2007. This compares to $20.9 million in cash contributions from the noncontrolling interest in EMSL reduced by net debt payments of $16.7 million for the six months ended June 30, 2006.

The following table summarizes our contractual commitments as of June 30, 2007 for the periods ending December 31, (in thousands):

	2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)(2)	$ 629	$ 1,258	$ 1,258	$ 1,258	$ 1,258	$ 1,258	$ 151,884	$158,803
Interest on fixed rate debt	2,530	4,965	4,889	4,812	4,735	4,658	6,843	33,432
Construction contracts	16,625	29,653	-	-	-	-	-	46,278
FIN 48 Reserve	-	-	-	-	-	-	376	376
Operating leases	1,024	1,973	1,786	1,691	1,526	1,397	1,677	11,074
Pension obligations	923	951	999	1,049	1,101	1,156	961	7,140
Total	$ 21,731	$ 38,800	$ 8,932	$ 8,810	$ 8,620	$ 8,469	$ 161,741	$257,103

(1)

Excludes fresh-start premium

(2)

In February 7, 2007, we issued $125.0 million of 3% senior convertible debentures due in 2027.  On February 12, 2007, the purchasers of the debentures exercised the option to purchase an additional $25.0 million in senior convertible debentures.  The net proceeds received from the initial sale of the debentures was approximately $121.3 million, after deducting the initial purchasers’ discount and estimated offering expenses (approximately $145.2 million, after the option to purchase additional debentures in full). The debentures will be exchangeable into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures.  Holders may require us to repurchase all or a portion of the debentures on January 15, 2014, January 15, 2017 and January 15, 2022.  For further explanation, see discussion above under “Our Capital Requirements”.

(3)

Due to the nature of this reserve, we are unable to accurately forecast when and if this payment will be required.

We have issued standby letters of credit totaling $7.7 million as of June 30, 2007.  As a result of the provisions within the letter of credit agreements and the retirement of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($8.1 million) into an escrow account.  In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($28.3 million). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be in the first quarter of 2008. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at the delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery.

On September 1, 2006, we entered into contracts for the construction of two GPA design 640 210-foot diesel electric powered platform supply vessels, for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 Dynamic Positioning systems.  The expected delivery date for the first vessel is in March 2008 and the second vessel is scheduled to be delivered in July 2008.  The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery.  As of June 30, 2007, we remitted payments of approximately $11.7 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress.  The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessels specifications upon delivery, which will not materially alter the purchase price of the two vessels.

We plan to fund the construction of the vessels from cash and cash flows from operations.

We do not have any other committed capital expenditures other than approximately $16.6 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2007.  In addition, we anticipate spending approximately $4.8 million to fund upcoming vessel marine inspections during the remainder of 2007.

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

New Accounting Standards:

For a discussion of recent accounting standards, see Item 1, "Notes to the Unaudited Condensed Financial Statements", Note 13 "New Accounting Standards" of this form 10-Q, which discussion is incorporated herein by reference.

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

•

the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations  with respect thereto and the availability of insurance coverage in connection therewith;

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

•

Financial statements for periods subsequent to our emergence from bankruptcy are not comparable to those of prior periods, which will makes it difficult for stockholders to assess our performance in relation to prior periods.

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

For a complete discussion of the risks the Company faces, read Item 1A.  Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. Risk Factors contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the first six months of 2007.  For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in conjunction with the information contained in this Quarterly Report.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

ITEM 1A.

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "2006 Form 10-K"). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant, see the risk factors disclosed under "Risk Factors" in Item 1A of the 2006 Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on June 12, 2007.

(a)

At the Annual Meeting, Edward C. Hutcheson, Jr., Myles W. Scoggins, and Per Staehr were re-elected to serve until the annual meeting of stockholders for the year 2010.  In addition to the directors elected at the Annual Meeting, the terms of Richard A. Bachmann, Kenneth M. Burke, Joseph S. Compofelice and Trevor Turbidy continued after the Annual Meeting.

(b)

At the Annual Meeting, holders of shares of the Company’s common stock elected Messrs. Hutcheson, Scoggins, and Staehr with the number of votes cast for and withheld for such nominees as set forth below:

Name	For	Withheld

Edward C. Hutcheson, Jr.	12,029,713	537,567
Myles W. Scoggins	12,069,809	497,477
Per Staehr	12,279,734	287,552

(c)

At the Annual Meeting, holders of shares of the Company’s common stock also ratified the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2007, with the number of votes cast as set forth below:

For	Against	Abstain	Broker Non-Votes
12,538,709	19,995	8,580	—

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

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

10.1*	Employment Agreement, dated as of July 9, 2007, by and between Joseph S. Compofelice and Trico Marine Services, Inc. (1)
10.2*	Separation Agreement and Release, dated as of July 27, 2007, by and between Trevor Turbidy and Trico Marine Services, Inc. (1)
31.1	Chief Executive Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Chief Financial Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Officers' certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________

* Management Contract or Compensation Plan or Arrangement

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Principal Financial Officer)
Date: July 31, 2007