Form 10-Q
period 2007-09-30
TRICO MARINE SERVICES INC
filed 2007-11-02
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Trico Marine Services, Inc.
(Exact name of registrant as specified in charter)

Delaware	0-28316	72-1252405
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3200 Southwest Freeway, Suite 2950, Houston, Texas 77027
(Address of principal executive offices)

(713) 780-9926
(Registrant’s Telephone Number, including Area Code)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at October 31, 2007 was 15,006,944.

TRICO MARINE SERVICES, INC.

REPORT FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

as of September 30, 2007 and December 31, 2006

(Dollars in thousands, except share and per share amounts)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$271,598	$114,173
Available for sale securities	46,326	2,475
Restricted cash	4,186	716
Accounts receivable, net	64,961	58,787
Prepaid expenses and other current assets	3,575	4,036
Assets held for sale	2,224	3,048
Total current assets	392,870	183,235
Property and equipment:
Land and buildings	2,010	1,995
Marine vessels	285,445	256,125
Construction-in-progress	28,192	15,876
Transportation and other	3,851	2,328
	319,498	276,324
Less accumulated depreciation and amortization	65,526	44,476
Net property and equipment	253,972	231,848
Restricted cash - noncurrent	3,770	11,842
Other assets	14,966	8,397
Total assets	$665,578	$435,322
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term and current maturities of debt	$3,258	$1,258
Accounts payable	14,128	11,055
Accrued expenses	19,958	14,590
Accrued insurance reserve	2,678	3,062
Accrued interest	1,160	110
Income taxes payable	1,916	2,092
Total current liabilities	43,098	32,167
Long-term debt, including premium	157,931	8,605
Deferred income taxes	84,330	63,327
Other liabilities	3,624	3,575
Total liabilities	288,983	107,674
Noncontrolling interest	13,110	15,310
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued
at September 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value, 25,000,000 shares authorized,and 15,007,444 and 14,816,969 shares
issued outstanding at September 30, 2007 and December 31, 2006, respectfully.	150	148
Warrants- Series A	1,646	1,646
Warrants- Series B	633	634
Additional paid-in capital	245,166	231,218
Retained earnings	110,875	78,824
Treasury stock, at cost	(17,604)	-
Pension and Postretirement, net of taxes of $0.3 million	(769)	(708)
Cumulative foreign currency translation adjustment	23,388	576
Total stockholders' equity	363,485	312,338
Total liabilities and stockholders' equity	$665,578	$435,322

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months ended September 30, 2007	Three months ended September 30, 2006
Revenues:
Charter hire	$68,525	$67,042
Other vessel income	1,921	1,495
Total revenues	70,446	68,537
Operating expenses:
Direct vessel operating expenses and other	29,367	28,131
General and administrative	12,561	7,229
Depreciation and amortization expense	6,209	6,246
Loss on assets held for sale	-	3,185
Gain on sales of assets	(1)	(215)
Total operating expenses	48,136	44,576
Operating income	22,310	23,961
Interest expense	(1,106)	(279)
Amortization of deferred financing costs	(208)	(37)
Foreign exchange gain (loss)	(2,068)	2,246
Interest income	4,127	1,227
Other income (loss), net	(23)	(139)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	23,032	26,979
Income tax expense	9,906	9,963
Income before noncontrolling interest
in loss of consolidated subsidiary	13,126	17,016
Noncontrolling interest in loss of consolidated subsidiary	51	805
Net income	$13,177	$17,821
Basic income per common share:
Net income	$0.90	$1.22
Average common shares outstanding	14,561,711	14,634,937
Diluted income per common share:
Net income	$0.87	$1.17
Average common shares outstanding	15,133,175	15,254,877

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Nine months	Nine months
	ended	ended
	September 30, 2007	September 30, 2006
Revenues:
Charter hire	$187,091	$177,421
Other vessel income	4,034	4,404
Total revenues	191,125	181,825
Operating expenses:
Direct vessel operating expenses and other	97,751	78,352
General and administrative	30,059	19,688
Depreciation and amortization expense	17,789	18,774
Insurance recovery from a loss on assets held for sale	-	(605)
Loss on assets held for sale	-	3,185
Gain on sales of assets	(2,858)	(1,332)
Total operating expenses	142,741	118,062
Operating income	48,384	63,763
Interest expense	(2,929)	(1,163)
Amortization of deferred financing costs	(564)	(133)
Foreign exchange gain (loss)	(3,036)	1,823
Interest income	10,827	2,653
Other income (loss), net	(365)	(483)
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	52,317	66,460
Income tax expense	22,322	24,927
Income before noncontrolling interest
in loss of consolidated subsidiary	29,995	41,533
Noncontrolling interest in loss of consolidated subsidiary	2,200	805
Net income	$32,195	$42,338
Basic income per common share:
Net income	$2.19	$2.90
Average common shares outstanding	14,719,163	14,614,919
Diluted income per common share:
Net income	$2.10	$2.79
Average common shares outstanding	15,346,571	15,174,006

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2007	September 30, 2006

Net income	$32,195	$42,338
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,273	18,884
Amortization of non-cash deferred revenue	(663)	(3,709)
Deferred income taxes	19,264	22,961
Gain on sales of assets	(2,858)	(1,332)
Impairment on assets held for sale	-	3,185
Provision for doubtful accounts	424	1,204
Stock based compensation	3,191	1,558
Noncontrolling interest in loss of consolidated subsidiary	(2,200)	(805)
Change in operating assets and liabilities:
Accounts receivable	(2,679)	(13,574)
Prepaid expenses and other current assets	581	(449)
Accounts payable and accrued expenses	6,774	6,564
Other, net	(1,973)	(1,728)
Net cash provided by operating activities	70,329	75,097
Cash flows from investing activities:
Purchases of property and equipment	(18,573)	(12,179)
Proceeds from sales of assets	4,554	2,795
Purchase of available-for-sale securities	(67,530)	-
Sales of available-for-sale securities	23,679	-
(Decrease) increase in restricted cash	4,713	(4,324)
Net cash used in investing activities	(53,157)	(13,708)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,810	608
Proceeds from issuance of debt	152,000	15,878
Debt issuance cost	(4,804)	-
Repayment of debt	(629)	(47,405)
Purchases of treasury stock, at cost	(17,604)	-
Contribution from non-controlling interest	-	20,910
Net cash (used in) provided by financing activities	130,773	(10,009)
Effect of exchange rate changes on cash and cash equivalents	9,480	(1,780)
Net increase in cash and cash equivalents	157,425	49,600
Cash and cash equivalents at beginning of period	114,173	51,218
Cash and cash equivalents at end of period	$271,598	$100,818

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Warrant –Series A		Warrant-Series B		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars				Shares	Dollars
Balance, December 31, 2006	14,816,969	$148	495,619	$1,646	497,267	$634	$231,218	$78,824	$(132)	-	$-	$312,338

Cumulative-effect adjustment for the
adoption of FIN 48	-	-	-	-	-	-	-	(144)	-	-	-	(144)
Stock based compensation	53,512	1	-	-	-	-	3,191	-	-	-	-	3,192
Stock options exercised	135,999	1	-	-	-	-	1,785	-	-	-	-	1,786
Exercise of warrants for common stock	964	-	(47)	-	(917)	(1)	25	-	-	-	-	24
Tax benefit from the utilization of fresh-start NOL	-	-	-	-	-	-	8,947	-	-	-	-	8,947
Treasury stock purchases, at cost	-	-	-	-	-	-	-	-	-	(570,207)	(17,604)	(17,604)
Comprehensive income:
Gain on foreign currency translation	-	-	-	-	-	-	-	-	22,795	-	-	22,795
Net income	-	-	-	-	-	-	-	32,195	-	-	-	32,195
Amortization of prior period losses from Pension
and Postretirement, net of tax of $0.1 million	-	-	-	-	-	-	-	-	(44)	-	-	(44)
Total comprehensive income:												54,946
Balance, September 30, 2007	15,007,444	$150	495,572	$1,646	496,350	$633	$245,166	$110,875	$22,619	(570,207)	$(17,604)	$363,485

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.

Financial statement presentation:

The accompanying unaudited condensed consolidated financial statements do not include certain information and footnote disclosures required by United States generally accepted accounting principles, or GAAP. The interim financial statements and notes are presented as permitted by instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included and consist only of normal recurring items. The quarterly financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Trico Marine Services, Inc. (the “Company”) for the year ended December 31, 2006. The results of operations for the three-month period and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2.

Comprehensive Income:

Comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 (in thousands) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$13,177	$17,821	$32,195	$42,338
Gain on foreign currency translation	14,632	(6,351)	22,795	2,136
Amortization of prior period losses from Pension and
Postretirement, net of tax of $0.1 million	(44)	-	(44)	-
Total comprehensive income	27,765	11,470	54,946	44,474

3.

 Common Stock Repurchase Program:

In July 2007, the Company’s Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”).   For the three and nine month periods ended September 30, 2007, the Company expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87.  Other than shared purchased pursuant to the agreement described below, all shares were repurchased in open market transactions.

On August 9, 2007, the Company entered into a stock purchase agreement (the “Agreement”) with Kistefos AS, a Norwegian stock company (“Kistefos”), pursuant to which the Company may purchase up to $20.0 million of shares (the “Shares”) of the Company’s common stock, par value $0.01 per share from Kistefos from time to time in conjunction with the Company’s $100 million share repurchase program that was authorized by the Company’s Board of Directors on July 30, 2007 (the “Repurchase Program”) during the period beginning August 9, 2007 and ending on the earlier of (i) the date the Company has acquired $20.0 million of Shares from Kistefos, (ii) the date the Company publicly announces the termination or expiration of the Company’s Repurchase Program or (iii) the date on which Kistefos ceases to hold any Shares.

On any day on which the Company purchases shares of its common stock pursuant to the Repurchase Program from other stockholders (the “Other Purchases”), the Company will purchase from Kistefos an amount equal to the number of Kistefos’ Shares which could be sold so that (upon completion of the Other Purchases and the purchase from Kistefos) Kistefos’ percentage ownership of the Company’s common stock will remain unchanged.  The purchase price that the Company will pay Kistefos for any such purchases will equal the volume weighted average price for all Shares purchased in the Other Purchases on the applicable purchase date.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

If Kistefos is engaged in a “distribution” of Shares (as such term is defined under Regulation M promulgated by the Securities and Exchange Commission), then Kistefos’ obligation to sell, and the Company’s right to purchase from Kistefos will be suspended during the applicable “restricted period” (as defined in Regulation M).  When any restricted period is terminated, the number of Shares that the Company may purchase will be adjusted so that, on a day the Company makes Other Purchases, the Company will purchase the number of Kistefos’ Shares which could be sold so that (upon completion of the Other Purchases and the purchase from Kistefos), Kistefos will beneficially own not less than the percentage of the outstanding shares of the Company’s common stock that Kistefos beneficially owned at the end of the most recent restricted period.

According to amendment 12 to Schedule 13D filed by Kistefos on July 31, 2007, as of the date of the Agreement, Kistefos beneficially owned 3,000,000 shares of the Company’s outstanding shares of common stock, par value $0.01 per share, or approximately 20.0% of the outstanding shares.  Of the 570,207 common shares purchased by the Company pursuant to the Repurchase Program, 114,042 were purchased from Kistefos pursuant to the Agreement.

All of the shares repurchased in the Repurchase Program through September 30, 2007, are held as treasury stock.  The Company records treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

4.

Other Assets:

The Company’s other assets consist of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Deferred financing costs, net of accumulated amortization
of $2.2 million and $1.5 million at September 30, 2007 and
December 31, 2006, respectively	$4,718	$451
Marine vessel spare parts	3,891	2,315
GE lease deposits	1,698	1,698
Capitalized information system costs	1,808	1,296
Pension Asset	777	675
Other	2,075	1,962
Other assets	$14,967	$8,397

5.

Sales of vessels:

In the first quarter of 2007, three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million.

The Company has two remaining cold stacked vessels included in assets held for sale as of September 30, 2007. In the third quarter of 2006, the Company recorded an impairment of $3.2 million partially offset by $0.6 million in insurance recoveries received during 2006 to reflect these assets at their fair value less estimated costs to sell. These assets continue to be actively marketed at a price that the Company believes to be reasonable based on current market conditions.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

6.

Earnings per share:

The following is a reconciliation of basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ending September 30, 2007 and 2006 (in thousands, except share and per share data).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to common shares (numerator)	$13,177	$17,821	$32,195	$42,338
Weighted-average common shares outstanding (denominator)	14,561,711	14,634,937	14,719,163	14,614,919
Basic EPS	$0.90	$1.22	$2.19	$2.90
Net income available to common shares (numerator)	$13,177	$17,821	$32,195	$42,338
Weighted-average common shares outstanding (denominator)	14,561,711	14,634,937	14,719,163	14,614,919
Options	149,920	191,157	167,349	190,487
Restricted Stock	54,148	55,380	63,713	41,779
Warrants	367,396	373,403	396,346	326,821
Total effect of dilutive securities	571,464	619,940	627,408	559,087
Adjusted weighted-average shares	15,133,175	15,254,877	15,346,571	15,174,006
Diluted EPS	$0.87	$1.17	$2.10	$2.79

For the three and nine months ended September 30, 2007, options to purchase 96,700 shares of common stock at prices ranging from $33.75 to $39.18 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

For the three and nine months ended September 30, 2007, 3,453,240 shares of common stock related to the potential conversion of the Company’s 3.00% senior convertible debentures (the “Senior Debentures”) were excluded from the computation of diluted earnings per share because the proceeds from the Senior Debentures exceeded the average stock price and inclusion of these shares would have been antidilutive.

For the three and nine months ended September 30, 2006, options to purchase 47,500 shares of common stock at prices ranging from $27.13 to $33.75 were excluded from the computation of diluted earnings per share because the proceeds from the exercise of these options, including the unrecognized compensation, exceeded the average stock price and inclusion of these shares would have been antidilutive.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

7.

Equity-based compensation:

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”).

For the nine months ended September 30, 2007, pursuant to the terms and conditions of the 2004 Plan, the Company granted 134,812 shares of restricted stock.   A summary of the restricted shares granted for the nine months ended September 30, 2007 is presented below:

	Date	Restricted	Fair Market Value
	of Grant	Shares	Upon Grant
Officers	March 21, 2007	38,700	$ 37.01	(2)
Employees	March 21, 2007	29,900	$ 37.01	(1)
Chief Executive Officer	July 9, 2007	50,000	$ 39.18	(3)
Non-Employee Directors	March 21, 2007	16,212	$ 37.01	(4)
Total/Weighted Average Fair Market Value		134,812	$ 37.81

(1) The forfeiture restrictions relating to the shares of restricted stock granted expire three years after date of grant.

(2) The officers to whom these shares were granted does not include the current Chief Executive Officer.

(3) The forfeiture restrictions relating to 25,000 shares of the restricted stock lapsed one month after date of grant, and the forfeiture restrictions relating to the remaining 25,000 shares of restricted stock granted expire three years after date of grant.

(4) The forfeiture restrictions relating to the restricted stock lapsed one month after date of grant.

In connection with the 2004 Plan, the Company issued stock options to purchase 93,900 shares of the Company’s common stock. A summary of the options granted for the nine months ended September 30, 2007 is presented below:

	Date	Exercise	Shares	Fair Market
	of Grant	Price	Issued (1)	Value upon Grant
Officers	March 21, 2007	$ 37.01	38,700	$ 17.02
Employees	March 21, 2007	$ 37.01	5,200	$ 17.02
Chief Executive Officer	July 9, 2007	$ 39.18	50,000	$ 15.44
Weighted Average Price/Total/Weighted Average Fair Market Value		$ 38.17	93,900	$ 16.18

(1)

The forfeiture restrictions relating to the shares of stock options issued vest ratably over three years beginning at the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes value method of option pricing with the following weighted-average assumptions:

September 30, 2007
Expected annual dividends	-
Risk free interest rate	4.8%
Expected term (in years)	5
Volatility (1)	35.15%

(1) The volatility assumption is based on the average volatility of a peer group.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

For the three months ended September 30, 2007 and 2006, the Company recognized approximately $0.5 million and $0.1 million, respectively, of share-based compensation expense related to stock options and approximately $0.9 million and $0.3 million, respectively, of share-based compensation expense related to restricted shares. For the nine months ended September 30, 2007 and 2006, the Company recognized approximately $0.9 million and $0.4 million, respectively, of share-based compensation expense related to stock options and approximately $2.3 million and $1.1 million, respectively, of share-based compensation expense related to restricted shares. No net tax benefits were recorded for the options since the Company provides for a full valuation allowance against its U.S. deferred tax assets.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares and stock options issued and outstanding as of  September 30, 2007 will be recognized in future periods as follows, (in thousands):

	Stock	Restricted
	Options	Stock	Total
Remaining three months 2007	$ 65	$ 441	$ 506
2008	258	1,729	1,987
2009	257	696	953
2010	134	191	325
Total	$ 714	$ 3,057	$ 3,771

A summary of the changes to the Company’s stock options during the nine months ended September 30, 2007 is presented below:

	Nine months ended
	September 30, 2007
	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Options	Prices
Outstanding at December 31, 2006	317,152	$14.38
Granted	93,900	$38.17
Exercised	(135,999)	$17.58
Expired/Forfeited	(26,517)	$26.79
Outstanding at September 30, 2007	248,536	$22.72
Exercisable at September 30, 2007	57,690	$14.40

A summary of the changes to the Company’s restricted stock as of September 30, 2007 is presented below:

	Nine months ended
	September 30, 2007
		Average	Weighted
	Restricted	Grant Date	Average
	Stock	Fair Value	Life
Outstanding at December 31, 2006	125,233	27.00	1.86
Granted	134,812	37.81	1.77
Vested	(51,629)	35.30	-
Forfeitures	(81,300)	29.02	-
Outstanding at September 30, 2007	127,116	$33.80	2.16

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

8.

Stockholder Rights Plan:

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

9.

Taxes:

The Company’s income tax expense for the three month periods ended September 30, 2007 and 2006 is $9.9 million and $10.0 million, respectively.  The Company’s deferred income tax for the three month periods ended September 30, 2007 and 2006 is $9.0 million and $9.6 million, respectively. The Company’s income tax expense for the nine months ended September 30, 2007 and 2006 is comprised of income tax expenses of $22.3 million and $24.9 million, respectively.  The Company’s deferred income tax for the nine months ended September 30, 2007 and 2006 is $19.3 million and $23.0 million, respectively. The income tax expense for each period is primarily associated with the Company’s U.S., alternative minimum tax, state and foreign taxes. The Company’s effective tax rate of 42.7% and 38% for the periods ending September 30, 2007 and 2006 differs from the statutory rate primarily due to state and foreign taxes, alternative minimum tax and the change in the FIN 48 tax reserve discussed below.

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

A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital.  To date, the Company has released approximately $25.7 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account.  As of September 30, 2007, the remaining net operating loss was approximately $96.8 million.

Although the Company recorded a profit from operations during the first three quarters of 2007, all four quarters in 2006 and during the fourth quarter of 2005 from its U.S. operations, the history of negative earnings from these operations in the recent past constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of September 30, 2007. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced.   If the

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Company continues to be profitable, it is possible we will release the valuation allowance at some future date.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance.  During the nine months ended September 30, 2007, the Company recognized $0.9 million in uncertain tax positions and $0.5 million in penalties and interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As a result of an ongoing tax examination in Mexico, the Company has determined that a previously recognized tax position is no longer more likely than not to be sustained.  The taxing authority and Company are in current discussions; however, the Company does not anticipate resolution at the audit level and may have to revert to the court system for relief.  As such, the Company has recognized $0.5 million in uncertain tax positions and $0.4 million in interest and penalties during the third quarter related to the aforementioned change in judgment. Management does not expect any material changes to the total amount of unrecognized tax benefits in the next twelve months.

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

On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 25.1 million Reais ($13.7 million at September 30, 2007).  The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services.  The Company filed a timely defense at the time of the assessment.  In September 2003, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003.  In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response.  The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.  The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.7 million Reais ($1.5 million at September 30, 2007).  This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004.  In January 2005, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006.  This assessment is not income tax based and is therefore not accounted for under FIN 48.  The Company has not accrued for the assessment of the liability as it is not considered “probable” as defined by SFAS No. 5.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

On September 7, 2007, the Norwegian Government announced a new proposal for taxation of Norwegian ship-owning companies under the Norwegian tonnage tax regime.  The proposal was presented to Parliament on October 5, 2007 as part of the 2008 National Budget.  The new tonnage tax regime, as proposed, is based on the European Union model and would be applied retroactively to January 1, 2007. As a result, all shipping and certain related income, but not financial income, would be exempt from ordinary corporate income tax and subjected to a tonnage based tax. Unlike the current regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.  Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all non-taxed retained earnings generated between 1996 through December 31, 2006 in the tonnage tax company.

Trico's policy under the current regime has been to recognize the deferred taxes associated with the earnings of our Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($72.8 million).  If the new proposal is enacted, all or a portion of the tax liability accrued through December 31, 2006 could become payable over a ten year period, although one-third of the amount may be set off to an environmental fund and be exempted from taxation.  In addition, the Company continues to recognize taxes on its 2007 earnings of the Norwegian Shipping tax regime subsidiary ($10.3 million as of September 30, 2007) and will continue to do so consistent with our current policy.  Should the new legislation be enacted as proposed, the deferred taxes recognized on earnings generated after January 1, 2007 and through the date of enactment would be exempt from taxation requiring the Company to reverse the associated deferred tax liability.  The reversal of the deferred tax liability would result in a reduction to income tax expense in the period the new legislation is enacted.   The Company will continue to monitor the proposal as it is considered in Parliament and will report the impact, if any, upon final resolution.

On October 1, 2007, the Mexican Government enacted substantial changes to its tax system.  The new tax law generally takes effect on January 1, 2008.  Of particular importance is the law’s introduction of a flat tax (known as IETU), which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax.  The Company believes that this flat tax is an income tax and should be accounted for under FASB Statement No. 109, Accounting for Income Taxes.  The Company has not completed its analysis and will report the impact, if any, of the new tax law in its consolidated financial statements in the fourth quarter of 2007.

10.

Debt:

The Company’s debt consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
3.00% Senior Convertible Debentures, bearing interest at 3.00%, interest payable
semi-annually in arrears. These debentures mature on January 15, 2027.	$ 150,000	$ -
6.11% Notes, bearing interest at 6.11%, principal and interest due in
30 semi-annual installments, maturing April 2014, collateralized by
two marine vessels.	8,803	9,432
EMSL Credit Facility Agreement, bearing interest at Libor plus a margin of 0.08%, principal
and interest due on February 28, 2008, collateralized by one marine vessel	2,000	-
NOK Revolver, bearing interest at NIBOR (Norwegian Interbank Offered Rate)
plus a margin and collateralized by certain marine vessels. This facility's current a availability reduces in 13 semi-annual installments of NOK 40 million ($7.4 million)
beginning March 2003 with balance of the commitment expiring September 2009.	-	-
Fresh-start debt premium (1)	386	431
	161,189	9,863
Less current maturities	3,258	1,258
Long-term debt	$ 157,931	$ 8,605

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Maturities on debt for the remainder of 2007, the next five subsequent years and thereafter are as follows (in thousands):

Period	Amount
3 months ending December 31, 2007	$629
12 months ending December 31, 2008	3,258
12 months ending December 31, 2009	1,258
12 months ending December 31, 2010	1,258
12 months ending December 31, 2011	1,258
12 months ending December 31, 2012	1,258
Thereafter	151,884
$160,803
Fresh-start debt premium (1)	386
$161,189

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

On June 25, 2007, EMSL, a jointly owned subsidiary of the Company, entered into a loan agreement (“Credit Facility Agreement”).  The Credit Facility Agreement is a secured revolving/term loan that will allow EMSL to borrow up to $5.0 million for financing of general working capital requirements. It is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of Libor plus a 0.08% margin. The maturity date of the facility agreement is June 25, 2010.  On August 28, 2007, EMSL made a $2.0 million draw on the Credit Facility Agreement to augment its liquidity. The interest rate on the draw was set at 6.23% and matures on February 28, 2008.

In February 2007, we issued $125.0 million of 3.00% senior convertible debentures due in 2027 (the “Senior Debentures”).  On February 12, 2007 the purchasers of the Senior Debentures exercised the purchase option for an additional $25.0 million of Senior Debentures.

The Senior Debentures are convertible into cash and, if applicable, shares of our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares.  Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the indenture governing the Senior Debentures (the “Indenture”).  Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date.  The conversion rate will be subject to adjustments in certain circumstances.  In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances. For the period ending September 30, 2009, the Senior Debentures were nonconvertible.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The Senior Debentures bear interest at a rate of 3.00% per year payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

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

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries. We have filed a shelf registration statement under which resales of the Senior Debentures and shares of the common stock issuable upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.

11.

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

The Company made funding contributions as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Norwegian Pension Plan	$ 26	$ 848	$ 796	$ 1,271
Untied Kingdom Defined Benefit Plan	70	70	231	173
Total Contributions	$ 96	$ 918	$ 1,027	$ 1,444

The remainder of 2007 estimated funding contributions for the Norwegian Pension Plan and the United Kingdom Defined Benefits plan are approximately $0.3 million and $0.1 million, respectively.

Components of net periodic benefit cost are as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$ 189	$ 264	$ 525	$ 772
Interest cost	62	41	171	121
Return on plan assets	(70)	(70)	(195)	(206)
Social security contributions	52	15	145	43
Recognized net actuarial loss	10	2	30	8
Net periodic benefit cost	$ 243	$ 252	$ 676	$ 738

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

12.

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

On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint.  On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint.  On November 22, 2006, the Bankruptcy Court denied plaintiff's motion. Plaintiffs moved for reargument of the Court's decision and on January 16, 2007 the Bankruptcy Court denied that motion.

A limited evidentiary hearing was held on May 21, 2007.  On August 23, 2007, the Court held that the Debtors did not provide any inaccurate information to the Court, and dismissed all of plaintiff’s claims on the merits.  Plaintiffs are appealing the decision.

We believe that the plaintiffs’ allegations are without merit as the Court has already held, and we intend to defend the appeal vigorously.

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

13.

Segment and geographic information:

The U.S. segment represents the domestic operations; the North Sea segment includes operations in Norway and the United Kingdom; the West Africa segment represents operations in several West Africa countries; and the Other includes primarily the Company’s operations in Mexico, Brazil and China which are currently combined due to immateriality.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Financial information for the three months ended September 30, 2007 and 2006 by segment and other is as follows:

Three months ended September 30, 2007
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$18,510	$38,197	(1)	$9,797	$3,942	$70,446
Intersegment revenues	314	401		(459)	(256)	-
Operating income	18	18,624	(1)	4,467	(799)	22,310
Segment total assets (at end of period)	425,301	402,996		20,329	27,090	875,716

Three months ended September 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$29,048	$30,088	(1)	$7,616	$1,785	$68,537
Intersegment revenues	713	-		-	949	1,662
Operating income	11,337	15,169	(1)	375	(2,920)	23,961
Segment total assets (at end of period)	251,428	238,140		22,609	23,234	535,411

(1)  Includes amortization of non-cash deferred revenues of $0.2 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.

Financial information for the nine months ended September 30, 2007 and 2006 by segment and other is as follows:

Nine months ended September 30, 2007
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$55,051	$97,863	(1)	$27,657	$10,554	$191,125
Intersegment revenues	855	1,455		(1,351)	(959)	-
Operating income	9,161	36,861	(1)	9,323	(6,961)	48,384

Nine months ended September 30, 2006
	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$80,053	$75,087	(1)	$19,565	$7,120	$181,825
Intersegment revenues	1,680	-		-	949	2,629
Operating income	33,778	29,485	(1)	3,706	(3,206)	63,763

(1)  Includes amortization of non-cash deferred revenues of $0.7 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.

A reconciliation of segment data to consolidated data as of September 30, 2007 and 2006 is as follows (in thousands):

	September 30,
	2007	2006
Total assets for reportable segments	$ 875,716	$ 535,411
Elimination of intersegment receivables	(31,908)	(18,329)
Elimination of investment in subsidiaries	(178,229)	(108,431)
Total consolidated assets	$ 665,579	$ 408,651

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

14.

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

The Company has determined that EMSL is a variable interest entity and has concluded that at inception it was the primary beneficiary based on terms in the shareholders agreement. For the three and nine months ended September 30, 2007, the partner’s share of EMSL’s loss was approximately $0.2 million and $2.9 million, respectively, which increased “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Condensed Consolidated Statement of Income.

The Company has a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de C.V. (“NAMESE”), which it consolidates.  The Company has been determined to be the primary beneficiary of the entity because all operating decisions are made by the Company; thus, consolidation is appropriate under FIN 46(R).  For the three and nine months ended September 30, 2007, the partner’s share of NAMESE’s profits was approximately $0.2 million and $0.7 million, respectively, which reduced “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Condensed Consolidated Statement of Income.

15.

Accounting standards yet to be adopted:

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and therefore should be determined based on the assumptions that market participants would use in pricing an asset or liability.  SFAS No. 157 sets out a fair value hierarchy and requires companies to disclose fair value measurements within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact SFAS No. 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).   This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us beginning in the first quarter of 2008.  The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

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

Day Rates and Utilization. Our results of operations are affected primarily by our day rates and vessel utilization. Day rates and utilization are primarily driven by:

•

demand for our vessels;

•

increase in new vessels;

•

customer requirements;

•

our available vessels, and;

•

competition.

The level of offshore oil and gas drilling activity primarily determines the demand for our vessels, which is typically influenced by exploration and development budgets of oil and gas companies.  The number of offshore drilling rigs in our market areas is a leading indicator of drilling activity.

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

•

continued high demand from West Africa, Mexico,  Southeast Asia and other emerging markets;

•

the reliability of supply in major oil producing nations such as the United States, the Middle East and Nigeria, as affected by weather, geopolitical instability and other threats;

•

continued high demand for vessels due to increased activity in areas ancillary to existing markets; and

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

•

seasonal weather conditions in the North Sea and the Gulf of Mexico and their impact on offshore oil and gas operations.

In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions and subsea activity will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels.  To capitalize on this long-term growth potential, we intend to invest in new vessels which can benefit from the growth in subsea activity and to deploy additional existing vessels to these regions as market conditions warrant or opportunities arise.

Sustained high oil and gas prices, increasing energy demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations have resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies.  We expect international offshore drilling, exploration and production activity to remain strong for the remainder of 2007. However, it is unknown how much U.S. based vessel demand will be affected by the reduced number of jack-up rigs which service offshore drilling and exploration in the shelf region the U.S. Gulf of Mexico.  The Company has diversified its fleet to international markets, thereby reducing its Gulf of Mexico fleet size and, as a result, reducing exposure to the volatility of the non-term charter portion of the U.S. Gulf of Mexico market.  As the Company invests in the delivery of services in the subsea market, the Company expects to further reduce the volatility of non-term charter revenue by entering into longer term contracts in higher growth markets.

Non-GAAP Financial Measures

We disclose and discuss adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, investor conference calls and other filings with the Securities Exchange Commission, or the “Commission.” We define adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation & amortization, gains (loss) on sales of assets, stock based compensation, other income (loss) and noncontrolling interest in loss of a consolidated subsidiary.  Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies.  Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The following table provides the detailed components of adjusted EBITDA, as we define that term, for the three months and nine months ended September 30, 2007 and 2006, respectively (in thousands).

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of Adjusted EBITDA:
Net income	$ 13,177	$ 17,821	$ 32,195	$ 42,338
Depreciation and amortization	6,209	6,246	17,789	18,774
Amortization of non-cash deferred revenues	(234)	(1,127)	(663)	(3,709)
Amortization of deferred financing costs	208	37	564	133
Interest expense	1,106	279	2,929	1,163
Income tax expense	9,906	9,963	22,322	24,927
Total EBITDA	30,372	33,219	75,136	83,626
Stock Compensation	1,412	435	3,191	1,558
Gain on sale of assets	(1)	(215)	(2,858)	(1,332)
Insurance recovery from a loss on assets held for sale	-	-	-	(605)
Loss on assets held for sale	-	3,185	-	3,185
Interest income	(4,127)	(1,227)	(10,827)	(2,653)
Other income (loss), net	2,091	(2,107)	3,403	(1,340)
Noncontrolling interest in loss of consolidated subsidiary	(51)	(805)	(2,200)	(805)
Total Adjusted EBITDA	$ 29,696	$ 32,485	$ 65,845	$ 81,634

The following table reconciles adjusted EBITDA to operating income for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands).

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
Adjusted EBITDA Reconciliation to operating income:
Adjusted EBITDA	$ 29,696	$ 32,485	$ 65,845	$ 81,634
Amortization of non-cash deferred revenues	234	1,127	663	3,709
Gain on sale of assets	1	215	2,858	1,332
Stock Compensation	(1,412)	(435)	(3,191)	(1,558)
Insurance recovery from a loss on assets held for sale	-	-	-	605
Loss on assets held for sale	-	(3,185)	-	(3,185)
Depreciation and amortization	(6,209)	(6,246)	(17,789)	(18,774)
Operating Income	$ 22,310	$ 23,961	$ 48,386	$ 63,763

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Results of Operations

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated.  Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.

	For the period from
	October 1, 2007	Three months ended		Nine months ended
	through	September 30,		September 30,
	October 26, 2007	2007	2006	2007	2006
Average Day Rates:
PSV/AHTS (North Sea class)(1)	$ 31,092	$ 27,747	$ 22,474	$ 25,426	$ 19,177
Supply (Gulf class) (2)	9,396	9,723	11,639	9,722	11,189
Crew/line handling	5,904	5,885	5,512	5,727	4,557
Utilization:
PSV/AHTS (North Sea class)	89%	94%	92%	91%	93%
Supply (Gulf class) (3)	73%	84%	71%	76%	66%
Crew/line handling	80%	81%	87%	80%	87%
Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	16.0	16.0	16.0
Supply (Gulf class)	36.0	36.0	44.0	38.6	44.4
Crew/line handling	7.0	7.0	8.0	7.3	9.0

(1)

Anchor handling, towing and supply vessels.

(2)

Effective May 2007, five of our Gulf Class Supply vessels entered into bareboat contracts which decreased average Supply vessel day rates.  Including the five vessels under bareboat agreements, our average day rates were $7,985, $8,429, $11,639, $8,994 and $11,189 for the period from October 1, 2007 through October 26, 2007, the three month periods ended September 30, 2007 and 2006 and the nine month periods ended September 30, 2007 and 2006, respectively.

(3)

Stacked vessels for the Gulf of Mexico supply vessel class are included in the average number of vessels and the calculation of utilization.  Excluding stacked vessels, our utilization was 75%, 87%, 91%, 83%, 89%, for the period from October 1, 2007 through October 26, 2007, the three month periods ended September 30, 2007 and 2006, and the nine months periods ended September 30, 2007 and 2006, respectively.

Comparison of day rates and utilization during the three and nine months ended September 30, 2007 and 2006

For our North Sea class PSVs and AHTSs, average day rates increased 23% and 33% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Utilization remained relatively flat for the periods presented.  The increased average day rates can be attributed to increased demand for North Sea vessels during 2007 caused by shortages in the supply of vessels and increased exploration and production activities worldwide.  The impact of strong market conditions in the North Sea for the three and nine months ended September 30, 2007 was partially offset by the fact that we have a majority of our North Sea vessels under medium or long-term contracts at day rates below current market prices.

For the Gulf class supply vessels, average day rates decreased 16% and 13% with utilization increasing 13% and 10% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease in day rates can be attributed to a softening in the market for shallow water activity and the absence of the increased business in 2006 from hurricanes Rita and Katrina. The increase in utilization is primarily a result of destacking vessels to deploy them internationally.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Day rates for our crew boats and line handler increased 7% and 26% with utilization decreasing 6% and 7% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase in day rates can be attributed to the sale of vessels that were operated under bareboat agreements in 2006.  The decrease in utilization can be attributed to an increase in maintenance and classification work.

Comparison of the Results for the three months ended September 30, 2007 and 2006

	For the three months ended
	September 30,
	2007	2006	Favorable
			(Adverse) Variance
Revenues:
Charter hire	$ 68,525	$ 67,042	$ 1,483
Other vessel income	1,921	1,495	426
Total revenues	70,446	68,537	1,909
Operating expenses:
Direct vessel operating expenses and other	29,367	28,131	(1,236)
General and administrative	12,561	7,229	(5,332)
Depreciation and amortization expense	6,209	6,246	37
Loss on assets held for sale	-	3,185	3,185
Gain on sales of assets	(1)	(215)	(214)
Total operating expenses	48,136	44,576	(3,560)
Operating income	22,310	23,961	(1,651)
Interest expense	(1,106)	(279)	(827)
Amortization of deferred financing costs	(208)	(37)	(171)
Foreign exchange gain (loss)	(2,068)	2,246	(4,314)
Interest income	4,127	1,227	2,900
Other income (loss), net	(23)	(139)	116
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	23,032	26,979	(3,947)
Income tax expense	9,906	9,963	57
Income before noncontrolling interest
in loss of consolidated subsidiary	13,126	17,016	(3,890)
Noncontrolling interest in loss of consolidated subsidiary	51	805	(754)
Net income	$ 13,177	$ 17,821	$ (4,644)

Charter Hire Revenues.  Our charter hire revenues increased $1.5 million primarily due to increased day rates for North Sea class vessels, partially offset by the decreased day rates of the Gulf class vessels discussed previously above.  In addition, the increase was furthered by a weaker U.S. Dollar relative to the Norwegian Kroner, which caused a $3.4 million positive impact on revenue.

Direct Operating Expenses.   Direct vessel operating expenses increased $1.2 million primarily due to:

•

increased maintenance and repair costs of $2.4 million primarily attributable to costs associated with emergency repairs and substitute vessel hire relating to an extended rig tow;

•

increased labor cost of $1.6 million as a result of increased crew labor rates in 2007; and,

•

increased supplies and miscellaneous of $1.6 million.

The above increases were partially offset by decreased classification costs of $3.8 million primarily due to decreased vessels on dry dock in Southeast Asia and West Africa.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

General & Administrative Expenses. General and administrative expenses increased $5.3 million primarily due to:

•

increased payroll costs of $2.2 million due to senior management changes, which includes severance costs;

•

increased infrastructure costs of $1.2 million in Southeast Asia and West Africa; and,

•

increased non-cash stock compensation expense of $1.0 million primarily due to senior management changes.

Loss on Assets Held for Sale. During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River, our SWATH crew boat. During our quarterly impairment review, we determined the crew boat should be impaired an additional $3.2 million in the third quarter of 2006.

Interest Expense. Interest expense increased $0.8 million primarily due to accrued interest on our 3% Senior Convertible Debentures issued February 7, 2007.

Foreign Exchange Loss. Foreign exchange loss increased $4.3 million primarily due to a weaker U.S. Dollar relative to the Norwegian Kroner.

Interest Income.   Interest income increased $2.9 million primarily due to an increase in cash equivalents and available for sale securities.

Income Tax Expense. Consolidated income tax expense in the third quarter of 2007 was $9.9 million, which is primarily related to the income generated by our U.S and Norwegian operations.  The Company’s third quarter 2007 effective tax rate of 43.0% differs from the statutory rate of 35% primarily due to alternative minimum tax, state and foreign taxes, and the FIN 48 provision.   Included in the $9.9 million of income tax expense, is a $4.1 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.  We recorded income tax of $10.0 million in the third quarter of 2006, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s third quarter 2006 effective tax rate of 36.9% differs from the statutory rate of 35% primarily due to state and foreign taxes. Included in the $10.0 million of income tax expense is a $4.8 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.

Noncontrolling Interest in Loss of Consolidated Subsidiary. The noncontrolling interest in loss of consolidated subsidiary decreased $0.7 million primarily due to decreased losses from EMSL.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Comparison of the Results for the nine months ended September 30, 2007 and 2006

	For the nine months ended
	September 30,
	2007	2006	Favorable
			(Adverse) Variance
Revenues:
Charter hire	$ 187,091	$ 177,421	$ 9,670
Other vessel income	4,034	4,404	(370)
Total revenues	191,125	181,825	9,300
Operating expenses:
Direct vessel operating expenses and other	97,751	78,352	(19,399)
General and administrative	30,059	19,688	(10,371)
Depreciation and amortization expense	17,789	18,774	985
Insurance recovery from a loss on assets held for sale	-	(605)	(605)
Loss on assets held for sale	-	3,185	3,185
Gain on sales of assets	(2,858)	(1,332)	1,526
Total operating expenses	142,741	118,062	(24,679)
Operating income	48,384	63,763	(15,379)
Interest expense	(2,929)	(1,163)	(1,766)
Amortization of deferred financing costs	(564)	(133)	(431)
Foreign exchange gain (loss)	(3,036)	1,823	(4,859)
Interest income	10,827	2,653	8,174
Other income (loss), net	(365)	(483)	118
Income before income taxes and
noncontrolling interest in loss of consolidated subsidiary	52,317	66,460	(14,143)
Income tax expense	22,322	24,927	2,605
Income before noncontrolling interest
in loss of consolidated subsidiary	29,995	41,533	(11,538)
Noncontrolling interest in loss of consolidated subsidiary	2,200	805	1,395
Net income	$ 32,195	$ 42,338	$ (10,143)

Charter Hire Revenues.  Our charter hire revenues increased $9.7 million primarily due to increased day rates and a weaker U.S. Dollar relative to the Norwegian Kroner, which caused a $4.1 million positive impact on revenue.

Direct Operating Expenses.   Direct vessel operating expenses increased $19.4 million primarily due to:

•

increased costs of $9.6 million which is primarily due to the mobilization cost of five vessels to Southeast Asia and increased fuel cost;

•

increased labor cost of $8.1 million as a result of increased crew labor rates and pension expense; and,

•

increased maintenance and repairs of $5.0 million primarily due to vessels in the North Sea, which includes a $1.7 million lease expenditure incurred to replace a vessel under charter that needed emergency repairs.

The above increases were partially offset by reduced dry dockings and decreased insurance expenditures resulting in an aggregate savings of $2.6 million.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

General & Administrative Expenses. General and administrative expenses increased $10.4 million primarily due to increased costs of $2.3 million to establish operations in Southeast Asia and increased infrastructure costs in West Africa and Mexico.  Professional fees increased $2.2 million due to costs associated with a successful proxy contest and the pursuit of acquisition opportunities that did not result in a completed transaction.  In addition, compensation expense increased $3.4 million related to senior management changes and non-cash stock compensation expense increased $2.6 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million primarily related to the reduction of our fleet through vessel sales.

Gain on Sale of Assets. Gain on sale of assets increased $1.5 million primarily due to the sale of four vessels in the first quarter of 2007.

Loss on Assets Held for Sale. During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River, our SWATH crew boat. During our quarterly impairment review, we determined the crew boat should be impaired an additional $3.2 million in the third quarter of 2006.

Interest Expense. Interest expense increased $1.7 million primarily due to accrued interest on our 3% Senior Convertible Debentures issued February 7, 2007.

Foreign Exchange Loss. Foreign exchange loss increased $4.9 million primarily due to a weaker U.S. Dollar relative to the Norwegian Kroner.

Interest Income.   Interest income increased $8.1 million primarily due to an increase in cash equivalents and available for sale securities.

Income Tax Expense. Consolidated income tax expense for the nine months ended September 30, 2007 was $22.3 million, which is primarily related to the income generated by our U.S and Norwegian operations.  The Company’s September 30, 2007 effective tax rate of 42.7% differs from the statutory rate of 35.0% primarily due to alternative minimum tax, state and foreign taxes and the FIN 48 provision.  Included in the $22.3 million of income tax expense, is an $8.9 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.  We recorded income tax expense in the first nine months of 2006 of $24.9 million, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s September 30, 2006 effective tax rate of 37.5% differs from the statutory rate of 35.0% primarily due to state and foreign taxes.  Included in the $24.9 million of income tax expense is a $13.7 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the fresh-start date.

Noncontrolling Interest in Loss of Consolidated Subsidiary. The noncontrolling interest in loss of consolidated subsidiary of $2.2 million for the first nine months of 2007 primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income.  The loss in EMSL is a primary result of the dry-dock completion and mobilization of five cold-stacked vessels contributed to the partnership.

Our Liquidity and Capital Resources

Description of Indebtedness

Senior Convertible Debentures

In February 2007, we issued $150.0 million of our Senior Debentures.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The Senior Debentures are convertible into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares.  Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the Indenture.  Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date.  The conversion rate will be subject to adjustments in certain circumstances.  In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances.

The Senior Debentures bear interest at a rate of 3.00% per year payable semiannually in arrears on January 15 and July 15 of each year.  The Senior Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

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

The Senior Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The Senior Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries.  We have filed a shelf registration statement under which resales of the Senior Debentures and shares of the common stock issuable upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.

NOK Revolver

We entered into our Norwegian Kroner (“NOK) revolving credit facility (the “NOK Revolver”) in June 1998.  In April 2002, we amended the NOK 650 million ($120.2 million) credit facility by increasing the capacity to NOK 800 million ($147.9 million) and revising reductions to the facility amount to provide for NOK 40 million ($7.4 million) reductions every six months starting in March 2003.  The NOK Revolver provides for a NOK 280 million ($51.8 million) balloon payment in September of 2009.  Amounts borrowed under the NOK Revolver bear interest at the Norwegian interbank offer rate, or NIBOR, plus 1.0% beginning January 2007.  At September 30, 2007, the NOK Revolver had a total facility amount of NOK 366 million ($67.7 million) with no outstanding balance.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Currently, the NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities.  Our NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings.  The availability of the NOK Revolver was reduced by NOK 34 million ($6.3 million) on April 20, 2006 as a result of the sale of two AHTS vessels and two PSV vessels to EMSL.  We are currently in compliance with the financial covenants in the NOK Revolver.

MARAD Bonds

In 1999, Trico Marine International, Inc. a special purpose subsidiary, issued $18.9 million of 6.11% notes due 2014, of which $8.8 million was outstanding at September 30, 2007.  The special purpose subsidiary is 100% owned by a subsidiary of the Company and is consolidated in our financial statements.  The note is guaranteed by the Company and the U.S. Maritime Administration.

Credit Facility Agreement

On June 25, 2007, EMSL, a jointly owned subsidiary of the Company, entered into a Credit Facility Agreement.  The Credit Facility Agreement is a secured revolving/term loan that will allow EMSL to borrow up to $5.0 million for financing of general working capital. It is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of Libor plus a 0.08% margin. The maturity date of the Credit Facility Agreement is June 25, 2010.

On August 28, 2007, EMSL borrowed $2.0 million from the Credit Facility Agreement to augment its liquidity. The interest rate on the draw was set at 6.23% and matures on February 28, 2008.

Our Capital Requirements

We believe that our current working capital and projected cash flows from operations will be sufficient to meet our cash requirements for the foreseeable future and will fund our previously announced vessel new builds.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of Offshore Marine Service and Supply companies, the acquisition of Offshore Supply Vessels (“OSV”) or other oilfield service assets and interests in OSV or other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. When we believe that these opportunities are consistent with our growth plans, our acquisition criteria and are more likely than not to enhances shareholder value, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.

The net proceeds received from the sales of the Senior Debentures were approximately $145.2 million.  We intend to use the net proceeds of this offering for general corporate purposes, which may include pursuing opportunities in emerging markets, further augmenting our fleet renewal program, expand our service offering and pursuing strategic acquisition opportunities that may arise.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

At September 30, 2007, we had approximately $317.9 million in cash and available for sale securities and $8.0 million in restricted cash.  Of the approximately $317.9 million in cash and available for sale securities, $1.8 million in cash is located at EMSL.  Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash and line of credit.  The Company will bareboat five of the vessels contributed to the EMSL partnership for at least the next three months.  The bareboat rate will allow the Company to maintain the same operating margins achieved prior to contribution of vessels.

Of the 14 vessels contributed to EMSL, five vessels, which were previously stacked, have been mobilized to Southeast Asia.  Funds and bills of sale for four vessels that will not be contributed until early 2008 are held in escrow pending the December 2008 closing.

In addition to cash and available for sale securities, our NOK Revolver has a total facility amount of NOK 366 million ($67.7 million).   Until December 31, 2007, the Funded Debt to EBITDA ratio should not exceed 5.5, and thereafter through the Loan Period the Funded Debt to EBITDA ratio should not exceed 5 times the level of operating income plus depreciation and amortization of our North Sea operations on a trailing twelve month basis.  The NOK Revolver availability reduces by NOK 40 million ($7.4 million) every March and September.  If earnings were to decrease on a rolling twelve month basis, the facility’s availability would be further restricted.

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

	For the nine months ended
	September 30,
	2007	2006	Variance
Cash and cash equivalents at beginning of period	$ 114,173	$ 51,218	$ 62,955
Cash flow provided by (used in)
Operating activities	70,329	75,097	(4,768)
Investing activities	(53,157)	(13,708)	(39,449)
Financing activities	130,773	(10,009)	140,782
Effect of exchange rate changes on cash and cash equivalents	9,480	(1,780)	11,260
Net increase (decrease in cash and cash equivalents)	157,425	49,600	107,825
Cash and cash equivalents at end of period	$ 271,598	$ 100,818	$ 170,780

Cash flow provided by operating activities decreased by $4.8 million primarily due to a decrease in earnings from operation, as previously discussed above.

Cash flows used by investing activities increased $39.4 million primarily due to the net purchases of $43.9 million of available for sale securities and property, plant and equipment purchases of $6.4 million. The above uses of cash were partially offset by a decrease in restricted cash of $9.0 million and proceeds from sales of assets of $1.8 million.

Cash flows provided by financing activities increased $140.8 million primarily due to the sale of $145.2 million in Senior Debentures, net of issuance costs in February 2007, and a $2.0 draw on EMSL’s Facility Agreement. The above sources of cash provided by financing activity were partially offset by $17.1 million in cash used for stock repurchases. This compares to $20.9 million in cash contributions from the noncontrolling interest in EMSL, reduced by net debt payments of $31.5 million for the nine months ended September 30, 2006.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The following table summarizes our contractual commitments as of September 30, 2007 for the periods ending December 31, (in thousands):

	2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)(2)	$629	$3,258	$1,258	$1,258	$1,258	$1,258	$151,884	$160,803
Interest on fixed rate debt	2,530	4,965	4,889	4,812	4,735	4,658	6,843	33,432
Interest on variable rate debt	4	4	-	-	-	-	-	8
Construction contracts	7,290	31,610	-	-	-	-	-	38,900
FIN 48 Reserve	-	-	-	-	-	-	1,398	1,398
Operating leases	537	2,024	1,829	1,726	1,553	1,424	1,727	10,820
Pension obligations	360	1,282	1,331	1,383	1,437	1,494	1,555	8,842
Total	$11,350	$43,143	$9,307	$9,179	$8,983	$8,834	$163,407	$54,203

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

We have issued standby letters of credit totaling $3.5 million as of September 30, 2007.  As a result of the provisions within the letter of credit agreements and the retirement of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($3.7 million) into an escrow account.  In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets.”

At March 31, 2006, we entered into a contract to construct a Marin Teknikk Design MT6009 MKII platform supply vessel for a total cost of approximately NOK 167 million ($30.9 million). This vessel will incorporate Dynamic Positioning 2 (DP-2 certification) and Clean and Comfort Class and will have large carrying capacity anticipated to be 3,300 deadweight tons. The vessel’s estimated completion and expected delivery date will be in the second quarter of 2008. Under the terms of the contract, the Company placed an initial 20% deposit in April 2006 and will pay the remaining 80% at the delivery date. The purchase price is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery.

On September 1, 2006, we entered into contracts for the construction of two GPA design 640 210-foot diesel electric powered platform supply vessels, for a total cost of approximately $35.2 million. The vessels will have diesel electric propulsion and class 2 Dynamic Positioning systems.  The expected delivery date for the first vessel is in May 2008 and the second vessel is scheduled to be delivered in August 2008.  The agreement guarantees the construction costs of the vessels as well as technical specifications and contains penalties for late delivery.  As of September 30, 2007, we remitted payments of approximately $20.5 million for the construction of the two vessels, which are classified on the condensed consolidated balance sheet as construction-in-progress.  The purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessels specifications upon delivery, which will not materially alter the purchase price of the two vessels.

We plan to fund the construction of the vessels from cash and cash flows from operations.

In July 2007, the Company’s Board of Directors authorized the company to use up to $100.0 million to repurchase shares of its common stock. The Company intends to use its available cash and available for sale securities to fund the share repurchases. Future repurchases of our common stock will be made if and when we deem it prudent to do

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

so and will depend on whether or not we have anticipated acquisitions or other capital expenditures over the course of the remaining timeframe for the repurchase program.

We do not have any other planned capital expenditures other than approximately $10.0 million to fund vessel improvements and other capital expenditures to be incurred during the remainder of 2007.  In addition, we anticipate spending approximately $1.7 million to fund upcoming vessel marine inspections during the remainder of 2007.

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

New Accounting Standards:

For a discussion of recent accounting standards, see Item 1, “Notes to the Unaudited Condensed Financial Statements”, Note 15 “ Accounting standards yet to be adopted “ of this form 10-Q, which discussion is incorporated herein by reference.

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

September 30, 2007

(Unaudited)

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

September 30, 2007

(Unaudited)

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

•

We may be subject to tax for all non-taxed retained earnings from 1996 to 2006 in our Norwegian tonnage tax subsidiary.  As part of the 2008 National Budget, the Norwegian Government announced a new proposal for taxation of Norwegian ship-owning companies under the Norwegian tonnage tax regime.  Under the current proposal, the taxes may be paid over a ten year period.  One-third of the amount may be set off to an environmental fund and be exempted from taxation.

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

•

Financial statements for periods subsequent to our emergence from bankruptcy are not comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.

•

Currency fluctuations could adversely affect our financial condition and results of operations.

•

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Risks Relating to the Ownership of our Common Stock

•

Our charter documents include provisions limiting the rights of foreign owners of our capital stock.

•

Our shareholders rights plan, charter and bylaws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.

For a complete discussion of the risks the Company faces, read Item 1A.  Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A. Risk Factors contained in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk during the first nine months of 2007.  For a complete discussion of the Company’s exposure to market risk, read Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in conjunction with the information contained in this Quarterly Report.

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

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Please read Item 3.  Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Footnote 12 “Contingent litigation” for a description of the Company’s material legal proceedings.

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

The following revised risk factor has been updated to disclose the likelihood of the Norwegian shipping tax regime being abolished and its impact on our financial condition:

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

In addition, our Norwegian subsidiary is a member of the Norwegian shipping tax regime, which enables the indefinite deferral of the payment of income taxes as long as certain criteria are met.  If we fail to meet these criteria, or if the shipping tax regime is abolished by the Norwegian government, we may be deemed to have exited the shipping tax regime and, as a result, a portion of the deferred tax liability may become due and payable.  As of December 31, 2006, our Norwegian Shipping tax regime subsidiary has a deferred income tax liability of NOK 394 million ($72.8 million at September 30, 2007).

As part of the 2008 National Budget, the Norwegian Government announced a new proposal for taxation of Norwegian ship-owning companies under the Norwegian tonnage tax regime.  Under the current proposal, we may be subject to tax for all non-taxed retained earnings from 1996 to 2006 in our Norwegian tonnage tax subsidiary with such payments to be made over a ten year period beginning retroactively in January 1, 2007.  If and when this proposal is enforced, paying this deferred tax liability could have a material adverse affect on our financial condition.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by the Company during the three months ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 30, 2007	--	--	--	--
August 1 to 31, 2007	420,999	$30.50	336,799	87,161,375
September 1 to 30, 2007	149,208	$31.94	119,366	82,396,376
Total	570,207	$30.87	456,165	82,396,376

(1) On July 30, 2007, the Company’s Board of Directors publicly announced its approval of a stock repurchase program for up to $100 million of the Company’s common stock over the next 12 to 18 months.

(2) Other than as described herein, all shares have been repurchased in open market transactions.  The Board’s approval allowed the Company to repurchase shares in the open market or through private negotiated transactions.  In addition, on August 9, 2007, the Company entered into a stock purchase agreement (the “Agreement”) with Kistefos AS, a Norwegian stock company (“Kistefos”).  According to amendment 12 to Schedule 13D filed by Ksitefos on July 31, 2007, as of the date of the Agreement, Kistefos beneficially owned 3,000,000 shares of the Company’s outstanding shares of common stock, par value $0.01 per share, or approximately 20.0% of the outstanding shares.

Pursuant to the Agreement, the Company may purchase up to $20.0 million of shares (the “Shares”) of the Company’s common stock, par value $0.01 per share from Kistefos from time to time in conjunction with the Company’s $100 million share repurchase program that was authorized by the Company’s Board of Directors on July 30, 2007 (the “Repurchase Program”) during the period beginning August 9, 2007 and ending on the earlier of (i) the date the Company has acquired $20.0 million of Shares from Kistefos, (ii) the date the Company publicly announces the termination or expiration of the Company’s Repurchase Program or (iii) the date on which Kistefos ceases to hold any Shares.

On any day on which the Company purchases shares of its common stock pursuant to the Repurchase Program from other stockholders (the “Other Purchases”), the Company will purchase from Kistefos an amount equal to the number of Kistefos’ Shares which could be sold so that (upon completion of the Other Purchases and the purchase from Kistefos) Kistefos’ percentage ownership of the Company’s common stock will remain unchanged.  The purchase price that the Company will pay Kistefos for any such purchases will equal the volume weighted average price for all Shares purchased in the Other Purchases on the applicable purchase date.

If Kistefos is engaged in a “distribution” of Shares (as such term is defined under Regulation M promulgated by the Securities and Exchange Commission), then Kistefos’ obligation to sell, and the Company’s right to purchase from Kistefos will be suspended during the applicable “restricted period” (as defined in Regulation M).  When any restricted period is terminated, the number of Shares that the Company may purchase will be adjusted so that, on a day the Company makes Other Purchases, the Company will purchase the number of Kistefos’ Shares which could be sold so that (upon completion of the Other Purchases and the purchase from Kistefos), Kistefos will beneficially own not less than the percentage of the outstanding shares of the Company’s common stock that Kistefos beneficially owned at the end of the most recent restricted period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

 OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a) Exhibits:

Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 10, 2007).
3.3	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 10, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005).
4.2

Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therin (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 16, 2005).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A dated March 21, 2005)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A dated March 21, 2005).
4.6

Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 1, 2007).

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

4.9

Registration Rights Agreement, dated August 24, 2007, between Trico Marine Services, Inc. and Kistefos AS (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated August 28, 2007).

10.1*	Employment Agreement, dated as of July 9, 2007, between Trico Marine Services, Inc. and Joseph Compofelice (filed herewith).
10.2*	Change of Control Agreement, dated as of July 27, 2007, between Trico Marine Services, Inc. and James Katosic (filed herewith).
10.3*	Employment Agreement, dated as of July 30, 2007, between Trico Marine Services, Inc. and Ray Hoover (filed herewith)
10.4

Stock Purchase Agreement, dated as of August 9, 2007, between Trico Marine Services, Inc. and Kistefos AS (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 13, 2007)

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

TRICO MARINE SERVICES, INC.
(Registrant)

Date: November 2, 2007	By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Principal Financial Officer)