Form 10-Q/A
period 2007-09-30
TRICO MARINE SERVICES INC
filed 2007-11-05
CIK 921549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The following table summarizes our contractual commitments as of September 30, 2007 for the periods ending December 31, (in thousands):

	2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt (1)(2)	$629	$3,258	$1,258	$1,258	$1,258	$1,258	$151,884	$160,803
Interest on fixed rate debt	2,530	4,965	4,889	4,812	4,735	4,658	6,843	33,432
Interest on variable rate debt	4	4	-	-	-	-	-	8
Construction contracts	7,290	31,610	-	-	-	-	-	38,900
FIN 48 Reserve	-	-	-	-	-	-	1,398	1,398
Operating leases	537	2,024	1,829	1,726	1,553	1,424	1,727	10,820
Pension obligations	360	1,282	1,331	1,383	1,437	1,494	1,555	8,842
Total	$11,350	$43,143	$9,307	$9,179	$8,983	$8,834	$163,407	$254,203

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