Form 10-K
period 2007-12-31
TRICO MARINE SERVICES INC
filed 2008-02-25
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-28316
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 Southwest Freeway, Suite 2950,
Houston, Texas	77027
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 780-9926
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2007 based on the average bid and asked price of such voting stock on that date was $609,077,007.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑      No ☐
The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at February 20, 2008 was 15,013,898.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TRICO MARINE SERVICES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2007

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from acquisitions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith;

•	our ability to repatriate cash from foreign operations if and when needed; and

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects.
You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “will be,” “will continue” or similar phrases or expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. Actual results may vary materially from anticipated results for a number of reasons, including those stated in Item 1A-Risk Factors and in reports that we file with the Securities and Exchange Commission.
All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We disclaim any intent or obligation to update the forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise. We caution investors not to place undue reliance on forward-looking statements.

PART I
Item 1. Business
We are a leading provider of marine support vessels to the offshore oil and gas industry, operating primarily in international markets, with operations in the North Sea, West Africa, Mexico, Brazil, Southeast Asia, and the U.S. Gulf of Mexico. Using our larger and more sophisticated vessels, we provide support for the construction, installation, repair and maintenance of offshore facilities, the deployment of underwater remotely operated vehicles, (“ROVs”), sea floor cable laying, and trenching services. We intend to leverage our experience, relationships and assets to become a leading supplier of vessels to the subsea services market. Compared to our traditional towing and supply market, we believe the subsea services market is growing at a faster rate and provides a higher rate of return on new vessel construction.
Consistent with our subsea services market strategy, on November 23, 2007, we acquired all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), for approximately $247 million in an all cash transaction. Active Subsea has eight multi-purpose service vessels, (“MPSVs”) currently under construction and scheduled for delivery in 2008 and 2009. These vessels are designed to support subsea services, including performing inspection, maintenance, and repair work using ROVs, dive and seismic support, and light construction activities. We have entered into long-term contracts for three of these MPSVs with contract periods ranging from two to four years. Two of these contracts also provide for multi-year extensions. The acquisition of Active Subsea more than doubles the number of vessels in our fleet with subsea capabilities and allows us to further leverage our global footprint and broaden our customer base to provide subsea services and support to subsea construction companies.
Our diversified fleet of vessels provides a broad range of other services to offshore oil and gas operators, including transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities and towing of drilling rigs and equipment from one location to another. As of December 31, 2007, our fleet, together with vessels held in joint ventures, consisted of 64 vessels, including ten large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 41 supply vessels, six crew boats, and one line handling (utility) vessel. Additionally, we have 11 vessels on order for delivery in 2008 and 2009, including the eight MPSVs from the Active Subsea acquisition.
With respect to the 11 vessels we have on order as of December 31, 2007, their estimated delivery schedules (subject to potential delays) are as follows: two in the second quarter of 2008, three in the third quarter of 2008, two in the fourth quarter of 2008, and four in the first quarter of 2009. Four vessels are under contracts with terms up to five years, including options to renew.
We also hold a 49% equity interest in Eastern Marine Services Limited (“EMSL”), a Hong Kong limited liability company in which China Oilfield Services Limited (“COSL”) holds a 51% equity interest. EMSL develops and provides international marine support services for the oil and gas industry in China, other countries within Southeast Asia, and Australia. Of the 14 vessels we contributed to EMSL, five were mobilized to China during the first half of 2007, another eight will be bareboated by us until planned mobilizations to China during 2008, and the remaining vessel will be bareboated by us until the expiry of an existing contract.
We generate the majority of our revenues by chartering our marine support vessels on a day rate basis. We typically retain operational control over chartered vessels and are responsible for normal operating expenses, repairs, wages, and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs.
We are a Delaware holding company formed in 1993. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. Our domestic subsidiaries include Trico Marine Assets, Inc., which owns the majority of our vessels operating in the Gulf of Mexico and other international regions excluding the North Sea, and Trico Marine Operators, Inc., which operates all of our vessels in the Gulf of Mexico. In addition to our domestic operations, we operate internationally through a number of foreign subsidiaries, including Trico Shipping AS, which owns our vessels based in the North Sea. Please read Note 4 to our Consolidated Financial Statements included herein in Item 8 for a discussion of our reorganization in 2005.
Our principal executive offices are located at 3200 Southwest Freeway, Suite 2950, Houston, Texas 77027. Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the Securities and Exchange Commission. The information contained on our website is not part of this annual report.

Unless the context represents otherwise, references to “we,” “us,” “our,” “the Company” or “Trico” are intended to represent Trico Marine Services, Inc. and its subsidiaries.
Growth Strategy
Our growth strategy focuses on improving the quality and stability of our cash flows while creating stockholder value throughout cyclical fluctuations in our industry. The key components of our business strategy are described below.
•	Expand our presence in the subsea services markets. We seek to partner with companies providing subsea services by offering sophisticated vessels that serve as platforms for subsea work. We expect that the resulting charter contracts will generally produce higher margins and will be longer in duration than those in our traditional towing and supply market. The acquisition of Active Subsea is expected to position us to be one of the largest new subsea vessel operators in the world. We believe the subsea market is growing at a faster rate and will provide a higher rate of return on new vessel construction than our traditional towing and supply market.

•	Continue to upgrade our fleet. Our upgrade program aims to improve our fleet’s capabilities and reduce its average age by focusing on more sophisticated next-generation vessels with broad customer applicability which can be deployed worldwide. Our upgrade program has a specific emphasis on vessels capable of supporting a variety of subsea work. We intend to continue to increase the number of vessels we have working in the subsea market by:
•	purchasing vessels from subsea service companies for cash in return for long-term contracts;

•	constructing purpose-specific vessels for customers under long-term contracts;

•	acquiring companies that own these vessels or have favorable contracts to build such vessels; and

•	Converting certain platform supply vessels that can be readily upgraded when current charter contracts expire, through the addition of cranes, moon pools, helidecks and accommodation units to make them more suitable for subsea and/or seismic activities.
•	Continue to focus on international markets. We will continue to capitalize on our experience, personnel and fleet to expand our presence in emerging markets, while leveraging the strengths of our global partners. Our goal is to continue to efficiently deploy our vessels into profitable operations, potentially through the use of joint ventures, and with an emphasis on prudent mobilizations from the Gulf of Mexico to regions that have stronger long-term growth fundamentals, more favorable contracting terms and lower operating cost structures. Consistent with this strategy, we have reduced the number of our vessels in the Gulf of Mexico by more than 50% since 2004.

•	Leverage our global geographic presence to exploit repositioning opportunities. By leveraging the expertise and resources of our global operations, we seek to identify and exploit opportunities to reposition vessels that are underutilized or inefficiently utilized. By moving assets among geographic regions or utilizing vessels in alternative service modes, we believe we can increase profitability.

•	Maintain a conservative financial profile. We use a centralized and disciplined approach to pricing to achieve a balance of spot exposure and term contracts. Our expansion into the subsea market is intended to have a stabilizing influence on our cash flows, resulting from the longer-term contracts more prevalent in that market sector as compared to our traditional towing and supply business. We also intend to maintain our conservative capital structure, which we believe is a prudent financial strategy in our highly cyclical industry.
Our Fleet
Marine support vessels are used to support the installation, repair and maintenance of offshore facilities, the deployment of under water ROVs, sea floor cable laying and trenching services, to transport equipment, supplies and personnel to drilling rigs and to tow drilling rigs and equipment. The principal types of vessels that we operate can be summarized as follows:
Multi-Purpose Service Vessels. Multi-purpose service vessels (“MPSVs”) are vessels capable of providing a wide range of maintenance and supply functions in the offshore oilfield services business. These vessels offer sophisticated equipment (such as cranes, moonpools, and helipads), and capabilities (such as dynamic positioning and firefighting). MPSVs are designed to carry large equipment, accommodate a large number of personnel, and are generally used as platforms for subsea service providers.

Subsea Platform Supply Vessels. Subsea platform supply vessels (“SPSVs”) are platform supply vessels that have been placed into subsea service (seismic or subsea). These vessels have capabilities similar to those of a typical PSV but may have additional capabilities such as diesel electric power and dynamic positioning. SPSVs have large open deck space enabling “bolt-on” applications for deck equipment placement and may be of North Sea or USG class vessel design.
Platform Supply Vessels. Platform supply vessels (“PSVs”) are used primarily for certain international markets and deepwater operations. PSVs serve drilling and production facilities and support offshore construction, repair, maintenance and subsea work. PSVs are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below-deck, PSVs are used to transport supplies such as fuel, water, drilling products, equipment and provisions. Our PSVs range in size from 200 feet to nearly 300 feet in length and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below-deck capacities.
Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, (“AHTSs”), are primarily used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition to these capabilities, AHTSs can be used for supply, oil spill recovery efforts, and tanker lifting and floating production, storage and offloading (“FPSO”) support roles. AHTSs are characterized by large horsepower vessel engines (generally averaging between 8,000-18,000 horsepower), shorter afterdecks, and specialized equipment such as towing winches.
Supply Vessels. Supply vessels generally are at least 165 feet in length and are designed primarily to serve drilling and production facilities and support offshore construction, repair and maintenance efforts. Supply vessels are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe, other drilling equipment, or drummed materials, supply vessels transport liquid and dry bulk drilling products, potable and drill water, and diesel fuel.
Crew Boats. Crew boats generally are at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms, and other offshore installations. Crew boats are constructed from aluminum and as a result, generally require less maintenance and have a longer useful life without refurbishment relative to steel-hulled supply vessels. All of our crew boats range from 110 to 155 feet in length.
Line Handling Vessel. The line handling vessels are outfitted with specialized equipment to assist tankers as they load from single buoy mooring systems. These vessels support oil offloading operations from production and storage facilities to tankers, and transport supplies and materials to and among offshore facilities.
The following table sets forth information regarding the vessels operated by us and vessels on order as of December 31, 2007:

	Number of
Type of Vessel	Vessels	Length	Horsepower
Existing Fleet:
MPSVs	2	280’ —304’	9,600—10,800
SPSVs	3	200’ —220’	3,000— 5,724
PSVs	7	190’ —280’	4,050—10,800
AHTSs	6	212’ —261’	11,140—15,612
Supply Vessels	39	166’ —230’	2,000— 6,140
Crew/Line Handling Vessels	7	93’ —155’	1,200—10,600
On Order:
MPSVs	8	241’	6,222
PSVs	3	210’ —246’	4,200— 6,500
As of December 31, 2007, the average age of our vessels was 19 years. A vessel’s age is determined based on the date of construction, provided that the vessel has not undergone a substantial refurbishment. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel, we calculate the vessel’s age based on an average of the construction date and the refurbishment date.
Vessel Maintenance. We incur routine dry-dock inspection, maintenance and repair costs under U.S. Coast Guard regulations and to maintain American Bureau of Shipping, Det Norske Veritas, or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels.

We incurred approximately $16.9 million, $20.4 million, and $8.5 million in dry-docking and marine inspection costs in the years ended December 31, 2007, 2006 and 2005, respectively.
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
Dispositions of assets. Consistent with our strategy to further streamline our operations and to focus on core assets, in 2005, we initiated a strategy to dispose of our older, less utilized marine assets. This process resulted in the sale of three vessels, including two cold stacked supply vessels, and one active crew boat in the first quarter of 2007. In addition, we sold four vessels in 2006 and nine vessels in 2005.
Our Market Areas
We operate primarily in international markets, with operations in the North Sea, West Africa, Mexico, Brazil and Southeast Asia, as well as in the U.S. Gulf of Mexico. We continue to execute our strategy to expand our international presence. We expect that the acquisition of Active Subsea will allow us to further diversify our revenues and cash flows. The eight MPSVs under construction for Active Subsea are designed to work in all of our operating regions and provide a variety of services. During the year 2007, we had on average 36 vessels operating in international markets, with $185.5 million in revenues (or 74.1% of worldwide revenues) attributable to international operations. This represents an increase of 8 vessels over the vessels we had operating in international markets during 2006, and an increase of $39.6 million in revenues attributable to international operations.
Delivery of our 11 newbuild vessels over the next two years will allow us to focus on geographic areas where subsea activity has experienced significant growth over the past 24 months, including West Africa, Brazil, Mexico, and the mid-to-deepwater regions of the Gulf of Mexico. We continually evaluate our vessel composition and level of activity in each of these regions as well as other market areas for possible future strategic development.
North Sea. The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany, Ireland, and the area west of the Shetland Islands. Historically, it has been the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. The entire North Sea has strict vessel requirements which prevent many vessels from migrating to the area. Contracting in the region is generally for term work, often for multiple years. As of December 31, 2007, we had nine PSVs and six AHTSs actively marketed in the North Sea. Independent oil companies, national oil companies, and major oil companies historically predominated drilling and production activities in the North Sea; however, over the past few years, an increasing number of new, smaller entrants have purchased existing properties from the traditional participants or acquired leases, leading to an increase in drilling and construction.
West Africa. We operate from several ports in West Africa that are managed from our office in Lagos, Nigeria. In West Africa, we currently have vessels operating in Nigeria and Angola. Several operators have scheduled large scale offshore projects, and we believe that vessel demand in this market will continue to grow. As of December 31, 2007, we had one crew boat and 12 supply vessels actively marketed in West Africa. West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the prospects for large field discoveries in the region. We expect drilling and construction activity in this region to expand over the coming years.
Gulf of Mexico. The Gulf of Mexico is one of the most actively drilled offshore basins in the world with approximately 4,000 production platforms. Shallow water drilling primarily targets natural gas, and deepwater activity is split between natural gas and oil. The weather is generally benign, and harsh environment capable equipment is unnecessary. As of December 31, 2007, we had a total of 17 actively marketed vessels in the Gulf of Mexico, including 13 supply vessels and four crew boats. Independent oil companies have become the most active operators in the shallow water Gulf of Mexico. Independent and major international oil companies are more active in the deeper water regions. In general, drilling activity in the shallow water Gulf of Mexico has decreased in recent years as drilling rigs have moved to other markets.

Mexico. We currently have operations from two ports in Mexico that are managed from our office in Ciudad del Carmen. This market is characterized primarily by term work and recently has experienced modest increases in day rates. As of December 31, 2007, we had eight supply vessels actively marketed in Mexico. The Mexican constitution requires that Mexico operates all hydrocarbon resources in the country through its national oil company, Petróleos Mexicanos (Pemex). We principally serve the construction market and are seeking to increase our services directly to Pemex. We believe that vessel demand in this market will continue to grow.
Southeast Asia. In June 2006, we entered into an agreement with COSL to form EMSL. EMSL’s commercial office is located in Shanghai, China. EMSL provides marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects in China, Australia, and Southeast Asia. This region has experienced tremendous economic growth and is projected to continue to increase its energy consumption. Trico contributed 14 vessels to EMSL in exchange for its 49% interest and $17.9 million cash. Of the 14 vessels we contributed to EMSL, five were mobilized to China during the first half of 2007, another eight will be bareboated by us until planned mobilizations to China during 2008, and the remaining vessel will be bareboated by us until the expiry of an existing contract. Expansion into this geographic region is an integral part of our continued international growth strategy. We are excited about the region’s demographics and growth potential.
Brazil. Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. As of December 31, 2007, we had one line handler and one PSV actively marketed in Brazil. Both of these vessels are contracted to Petróleo Brasileiro S.A. (“Petrobras”), the state-owned oil company and the largest operator in Brazil. We expect to further expand our operations in Brazil, particularly as it relates to the subsea services market.
Please read Note 17 to our Consolidated Financial Statements included herein in Item 8 for a more detailed discussion of our segment and geographic information.
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
We have entered into master service agreements with substantially all of the major and independent oil companies operating in the Gulf of Mexico. Most of our charters in the Gulf are short-term contracts (60 to 90 days) or spot contracts (less than 30 days) and are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relation to the actual time vessels are chartered to a particular customer.
As of December 31, 2007, approximately 61% of our actively marketed fleet was committed under term contracts of various lengths. Some contracts contain options, at the customer’s sole discretion, to extend the contract for a specified length of time at a specified rate, while other contracts do not contain such option periods.
The table below shows our contract coverage if none of the option periods are ratified by our customers (without options) and if all of the option periods are ratified by our customers (with options). A summary of the average terms and day rates of those contracts is as follows:

	Without Options
	Year Ending			Year Ending
	December 31, 2008			December 31, 2009
	% of Total			% of Total
	Days	Average		Days	Average
Type of Vessel	available	day rate		available	day rate
MPSVs (3 vessels) (1)
PSVs (10 vessels)	65%	$21,535		21%		$21,193
AHTSs (6 vessels)	36%	$17,760	(2)	31%		$15,813	(2)
Supply Boats (40 active)	35%	$6,336	(3)	24%		$5,586	(3)
Crew/Line Handling Boats (6 active)	13%	$6,933		0%	$	N/A

	With Options
	Year Ending			Year Ending
	December 31, 2008			December 31, 2009
	% of Total			% of Total
	Days	Average		Days	Average
Type of Vessel	available	day rate		available	day rate
MPSVs (3 vessels) (1)
PSVs (10 vessels)	73%	$20,664		51%	$23,493
AHTSs (6 vessels)	36%	$17,760	(2)	33%	$15,391	(2)
Supply Boats (40 active)	36%	$6,351	(3)	24%	$5,586	(3)
Crew/Line Handling Boats (6 active)	20%	$7,158		9%	$7,535

(1)	We have executed long-term contracts (two bareboat and one time charter) for three of the MPSVs that are currently under construction and are expected to be delivered in the second and third quarters of 2008, subject to potential delays that may occur.

(2)	The day rate for the AHTS class includes one vessel operating under a bareboat charter.

(3)	Effective May 2007, five of our Gulf class supply vessels entered into bareboat contracts which decreased average supply vessel day rates. Excluding the five vessels under bareboat agreements, our average day rates for vessels without options would be $9,597 and $10,945 for the years ended December 31, 2008 and 2009 respectively; our average day rates for vessels with options would be $9,437 and $10,945 for the years ended December 31, 2008 and 2009 respectively.
Due to changes in market conditions since the commencement of the contracts, average contracted day rates could be more or less favorable than market rates at any one point in time.
Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer’s projects, and other factors, many of which are beyond our control. No individual customer represented more than 10% of consolidated revenues during 2007, 2006 or 2005, respectively.
Competition
The level of offshore oil and gas drilling, production and construction activity primarily determines the demand for marine support vessels. Such activity is typically influenced by exploration and development budgets of oil and gas companies, which in turn are influenced by oil and gas commodity prices. The number of drilling rigs in our market areas is a leading indicator of drilling activity.
Competition in the marine support services industry primarily involves factors such as price, service, safety record, reputation of vessel operators and crews, and availability and quality of vessels of the type and size required by the customer. We have several global competitors with operations in most or all of our market areas, and various other regional competitors in each market area.
Environmental and Government Regulation
We must comply with extensive government regulation in the form of international conventions, federal, state and local laws and regulations in jurisdictions where our vessels operate and/or are registered. These conventions, laws and regulations govern matters of environmental protection, worker health and safety, vessel and port security, and the manning, construction and operation of vessels. The International Maritime Organization, or IMO, has made the regulations of the International Safety Management Code, or ISM Code, mandatory. The ISM Code provides an international standard for the safe management and operation of ships, pollution prevention and certain crew and vessel certifications which became effective on July 1, 2002. IMO has also adopted the International Ship & Port Facility Security Code, or ISPS Code, which became effective on July 1, 2004. The ISPS Code provides that owners or operators of certain vessels and facilities must provide security and security plans for their vessels and facilities and obtain appropriate certification of compliance.
As we operate vessels in U.S. coastwise trade, we are also subject to the Shipping Act, 1916, as amended (“1916 Act”), and the Merchant Marine Act of 1920, as amended (“1920 Act,” or “Jones Act” and, together with the 1916 Act, “Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance.
We believe that we are in substantial compliance with currently applicable laws and regulations. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.
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
Employees
As of December 31, 2007, we had 659 employees worldwide, including 529 operating personnel and 130 corporate, administrative and management personnel. To date, no strikes, work stoppages, boycotts, or slowdowns have interrupted our operations.
None of our U.S. employees are represented by labor unions nor are they employed pursuant to collective bargaining agreements or similar arrangements. We, together with other providers of marine support vessels, have in the past been targeted by maritime labor unions in an effort to unionize our Gulf Coast employees.
Our Norwegian and United Kingdom seamen work under union contracts, and our seamen in Brazil are covered by separate collective bargaining agreements. We believe our relationship with our employees is satisfactory.
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
Risks Relating to our Business
The failure to successfully complete construction or conversion of our vessels on schedule, on budget, or at all, or to successfully utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial condition and results of operations.
We have eight MPSVs and three platform supply vessels currently under construction. Our fleet upgrade program may result in additional vessel construction projects and/or the conversion or retrofitting of some of our existing vessels. Our construction and conversion projects may be delayed, incur cost overruns or fail to be completed as a result of factors inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. Failure to complete construction or conversion of vessels would, and significant delays in completing construction or conversion of vessels could, have a material adverse effect on anticipated contract commitments or anticipated revenues with respect to such vessels. For example, certain of the charter contracts with respect to the MPSVs under construction impose financial penalties on us if those vessels are not timely delivered for operation.
Further, shortages of raw materials and components resulting in significant cost overruns or delays for vessels under construction, conversion, or retrofit could adversely affect our financial condition and results of operations if such overruns or delays exceed the liquidated damages provisions in our contracts or any vessel delivery insurance we may have. In addition, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have a material adverse effect on our revenues and profitability.
Our fleet includes many older vessels that may require increased levels of maintenance and capital expenditures to be maintained in good operating condition, are less efficient than newer vessels, and may be subject to a higher likelihood of mechanical failure, inability to economically return to service or requirement to be scrapped. If we are unable to continue to upgrade our fleet successfully, our financial condition and results of operations could be materially adversely affected.
As of December 31, 2007, the average age of our vessels was 19 years. The average age of many of our competitors’ fleets is substantially younger than ours. Our older fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition, and as a consequence may be subject to longer or more frequent periods of unavailability. Prolonged periods of unavailability of one or more of our older vessels could have a material adverse effect on our financial condition and results of operations. In addition, we expect that our fleet is less fuel efficient than our competitors’ newer fleets, putting us at a competitive disadvantage because our customers are responsible for the fuel costs they incur. Our ability to continue to upgrade our fleet depends on our ability to commission the construction of new vessels as well as the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. If we cannot purchase or construct new vessels (including existing contracts for vessels under construction), then our customers may hire our competitors’ vessels, and our financial condition and results of operations could be materially adversely affected.
Our inability to recruit, retain and train crew members may affect our ability to offer services, reduce operational efficiency and increase our labor rates.
The delivery of all of our new vessels will require the addition of a significant number of new crew members. Operating these vessels will also require us to increase the level of training for certain crew members. In addition, in each of the markets in which we operate, we are vulnerable to crew member departures. Our inability to retain crew members or recruit and train new crew members in a timely manner may adversely affect our ability to provide certain services, reduce our operational efficiency and increase our crew labor rates. Should we experience a significant number of crew member departures and a resulting increase in our labor rates and interruptions in our operations, our results of operations would be negatively affected.
The forecasted demand for subsea services may not materialize.
A prolonged, material downturn in oil and natural gas prices could cause a substantial decline in expenditures for exploration, development and production activity, which would likely result in a corresponding decline in the demand for subsea services and thus decrease the utilization and day rates of our vessels. Such a decrease in demand could prevent us from securing long-term contracts for all of the MPSVs we have on order, which in turn could have a material adverse effect on our financial condition and results of operations. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our vessels.

Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
Marine support vessels are subject to operating risks such as catastrophic marine disasters, natural disasters (including hurricanes), adverse weather conditions, mechanical failure, crew negligence, collisions, oil and hazardous substance spills and navigation errors. Some of these operating risks may increase as we provide subsea services jointly with our partners in the subsea market, and our vessels serve as platforms for subsea work. The occurrence of any of these events may result in damage to, or loss of, our vessels and our vessels’ tow or cargo or other property and may result in injury to passengers and personnel, including employees of our partners in the subsea market. Such occurrences may also result in a significant increase in operating costs or liability to third parties. We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We can make no assurances that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage.
The cost and availability of dry-dock services may impede our ability to return vessels to the market in a timely manner.
From time to time our vessels undergo routine dry-dock inspection, maintenance and repair as required under U.S. Coast Guard regulations and in order to maintain American Bureau of Shipping, Det Norske Veritas or vessel certifications for our vessels. If the cost to dry-dock, repair, or maintain our vessels should continue to increase, or if the availability of shipyards to perform such services should decline, then our ability to return vessels to work at sustained day rates, or at all, could be materially affected, and our financial condition and results of operations may be adversely impacted.
Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
Charter rates for marine support vessels in our market areas depend on the supply of and demand for vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. There are a large number of vessels currently under construction and our competitors have recently placed a large number of orders for new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel construction, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. A remobilization to the Gulf of Mexico of U.S.-flagged offshore supply vessels operating in other regions or a repeal or significant modification of the Jones Act or the administrative erosion of its benefits, permitting offshore supply vessels that are either foreign-flagged, foreign-built, foreign-owned, or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in the law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our financial condition and results of operations.
Operating internationally subjects us to significant risks inherent in operating in foreign countries.
Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, such as West Africa. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:
•	Government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	Potential vessel seizure or confiscation, or the expropriation, nationalization or detention of assets;

•	Repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

•	Exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	Lack of ability to collect amounts owed;

•	Civil uprisings, riots, and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules, and expose us to losses;

•	Availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient;

•	Decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	Terrorist attacks, including kidnappings of our crew members or onshore personnel.
We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial condition and results of operations.
Our business plan involves establishing joint ventures with partners in targeted foreign markets. As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and a determination that we violated this act, including actions taken by our foreign agents or joint venture partners, may adversely affect our business and operations.
In order to effectively compete in certain foreign jurisdictions, such as Nigeria and Mexico, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, actions taken by agents and our strategic or local partners, even though our agents and partners are not subject to the FCPA, may subject us to criminal as well as civil liability. Any determination that we have violated the FCPA could have a material adverse effect on our business and results of operations.
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
We must comply with federal, state and local regulations, as well as certain international conventions, the rules and regulations of certain private industry organizations and agencies, and laws and regulations in jurisdictions in which our vessels operate and are registered. These regulations govern, among other things, worker health and safety and the manning, construction, and operation of vessels. These organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. If we fail to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations, we could be subject to substantial administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Norwegian authorities have announced they are considering modifying safety regulations applicable to our fleet in the North Sea. If these modifications are implemented, we may incur substantial compliance costs.
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
Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act, and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for any claims made by these employees or their representatives.
The loss of a key customer could have an adverse impact on our financial results.
Our operations, particularly in the North Sea, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers. Our results of operations could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts, or refuses to award new contracts to us.
The early termination of contracts on our vessels could have an adverse effect on our operations.
Some long-term contracts for our vessels contain early termination options in favor of the customer. While some of these contracts have early termination penalties or other provisions designed to discourage the customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such penalties. Additionally, customers without contractual termination rights may choose to terminate their contacts despite the threat of litigation from us. Until replacement of such business with other customers, any termination of long-term contracts could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business on economically equivalent terms.
We are exposed to the credit risks of our key customers and certain other third parties, and nonpayment by our customers could adversely affect our financial condition or results of operations.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers and certain other third parties or the failure by the shipyard to build or timely deliver the MPSVs currently on order, could adversely affect our financial condition and results of operations, which in turn could reduce our ability to pay interest on, or the principal of, our credit facilities. If any of our key customers defaults on its obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.
Unionization efforts could increase our costs, limit our flexibility or increase the risk of a work stoppage.
On December 31, 2007, approximately 43.7% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom or Brazil. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.
The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.
During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $7.7 million in 2007. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.
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
Risks Related to Our Industry
Changes in the level of exploration and production expenditures, in oil and gas prices or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa, Mexico, Brazil, and Southeast Asia. Because our revenues are generated primarily from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry (including the impact of hurricanes). Changes in the level of exploration and production expenditures, in oil and gas prices, or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. Depending on when we enter into long-term contracts, and their duration, the positive impact on us of an increase in day rates could be mitigated or delayed, and the negative impact on us of a decrease in day rates could be exacerbated or prolonged. This is particularly relevant to the North Sea market, where contracts tend to be longer in duration. A decrease in activity in the Gulf of Mexico and other areas in which we operate could adversely affect the demand for our marine support services and may reduce our revenues and negatively impact our cash flows. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate.
If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.
Certain of our competitors have significantly greater financial resources and more experience operating in international areas than we have. Competition in the marine support services industry primarily involves factors such as:
•	price, service, safety record and reputation of vessel operators and crews;

•	fuel efficiency of vessels; and

•	quality and availability of vessels of the type, capability and size required by the customer.
Any reduction in day rates offered by our competitors or growing disparity in fuel efficiency between our fleet and those of our competitors may cause us to reduce our day rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations.
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
Our Norwegian subsidiaries generated the majority of our profits and our cash flow from operations during 2007 and prior periods, and from time to time we generate substantial liquidity from these subsidiaries. Our ability to repatriate funds depends on a number of factors, including:
•	the availability of cash at our Norwegian subsidiaries, or availability under our NOK Revolver of NOK 366.0 million ($67.4 million) at December 31, 2007;

•	our ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in our Norwegian subsidiaries’ NOK Revolver following completion of the repatriation; and

•	our Norwegian subsidiaries having sufficient distributable equity to support the repatriation.
If we are not able to repatriate funds from our Norwegian subsidiaries, then our U.S. cash and liquidity position could be materially and adversely affected.
Our ability to utilize certain net operating loss carryforwards or foreign tax credits may be limited by certain events which could have an adverse impact on our financial condition.
At December 31, 2007, we had estimated net operating loss carryforwards (“NOLs”) of $102.1 million for federal income tax purposes that are set to expire beginning in 2019 through 2025. Any future change in our ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we cannot utilize these NOLs, then our liquidity position could be materially and adversely affected.
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
During the past three years, our Brazilian subsidiary received non-income related tax assessments from Brazilian state tax authorities totaling approximately 29.9 million Brazilian Reais ($16.8 million at December 31, 2007) in the aggregate and may receive additional assessments in the future. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable as transportation services. If the courts in these jurisdictions uphold the assessments, it would have a material adverse effect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly have not accrued for these assessments or any potential interest charges for the potential liabilities.
Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.
In general, we operate through three primary operating segments, the North Sea, the U.S., and West Africa. These business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws preclude us, to some extent, from effectively transferring the financial resources from one segment for the benefit of the other. Additionally, there are obstacles that we must overcome to achieve a funds transfer from our Norwegian subsidiaries in a tax-efficient manner, and there can be no assurance as to the success of such efforts.

Financial statements for periods subsequent to our emergence from bankruptcy will not be comparable to those of prior periods, which will make it difficult for stockholders to assess our performance in relation to prior periods.
The amounts reported in financial statements for periods subsequent to the date we emerged from Chapter 11 have materially changed. These changes are due primarily to:
•	the reorganization of our assets and liabilities as of March 15, 2005, the effective date of our plan of reorganization; and

•	the application of the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which is commonly referred to as “fresh-start” accounting.
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
Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian kroner, the British pound, the Brazilian real, and the Nigerian naira. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as a component of other comprehensive income or losses in shareholders’ equity on our balance sheet. In addition, translation gains and losses could contribute to fluctuations or movements in our income.
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
Our certificate of incorporation provides that no shares held by or for the benefit of persons who are non-U.S. citizens that are determined, collectively with all other shares so held, to be in excess of 24.99% of our outstanding capital stock (or any class thereof) are entitled to vote or to receive or accrue rights to any dividends or other distributions of assets paid or payable to the other holders of our capital stock. Those shares determined to be in excess of 24.99% shall be the shares determined by our board of directors to have become so owned most recently. In addition, our restated certificate of incorporation provides that, at the option of our board, we may redeem such excess shares for cash or for promissory notes of our Company with maturities not to exceed ten years and bearing interest at the then-applicable rate for U.S. treasury instruments of the same tenor. U.S. law currently requires that less than 25% of the capital stock of our Company (or of any other provider of domestic maritime support vessels) may be owned directly or indirectly by persons who are non-U.S. citizens. If this charter provision is ineffective, then ownership of 25% or more of our capital stock by non-U.S. citizens could result in the loss of our permits to engage in coastwise trade, which would negatively affect our Gulf of Mexico business. As of December 31, 2007, we estimate that approximately 21% of our capital stock was held by non-U.S. citizens.
Our shareholder rights plan, charter and bylaws may discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.
We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our certificate of incorporation and bylaws contain provisions dividing our board of directors into classes of directors, granting our board of directors the ability to designate the terms of and issue new series of preferred stock, requiring advance notice for nominations for election to our board of directors and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers and preventing you from getting a premium for your shares that would have otherwise been offered or delaying, deferring or preventing a change in control.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executives operate from our leased headquarters office in Houston, Texas. We support our Gulf of Mexico operations from an owned 62.5-acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway. In late 2007, the Company decided to relocate its Houma, Louisiana site to St. Rose, Louisiana and to sell the land and buildings located in Houma. As of December 31, 2007, these assets had an aggregate net book value of approximately $1.7 million. The Houma facility sale was completed on February 4, 2008 for net proceeds of $4.8 million. The Company will lease back the building until March 2008, at which time its St. Rose facility is expected to be completed. The Company has leased office and warehouse space in St. Rose, Louisiana.
Our North Sea operations are supported from leased offices in Fosnavåg, Norway and Aberdeen, Scotland. We lease offices in Lagos, Nigeria that serve as our West Africa regional office supporting all corporate functions with technical support bases in Port Harcourt, Nigeria and Calabar, Nigeria. We also have leased sales and operational offices in Ciudad del Carmen, Mexico. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil. Recently we established operations in Southeast Asia. These operations are supported by our leased offices in Hong Kong and Shanghai, China.
Item 3. Legal Proceedings
In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under our insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s insurance coverage. At December 31, 2007 and 2006, we accrued for liabilities in the amount of approximately $2.5 million and $3.1 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts we will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.
On May 5, 2006, the Bankruptcy Court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On November 22, 2006, the Bankruptcy Court denied plaintiff’s motion. Plaintiffs moved for reargument of the Court’s decision and on January 16, 2007 the Bankruptcy Court denied that motion.
A limited evidentiary hearing was held on May 21, 2007. On August 23, 2007, the Bankruptcy Court held that the Debtors did not provide any inaccurate information to the Bankruptcy Court, and dismissed all of plaintiff’s claims on the merits. Plaintiffs appealed the decision. On February 21, 2008, the United States District Court for the Southern District of New York (the “District Court”) affirmed the decision by the Bankruptcy Court and dismissed the appeal. Should the plaintiffs wish to further appeal the decision, we believe that the plaintiffs’ allegations are without merit as the Bankruptcy Court and District Court have already held, and we intend to defend any such appeal vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our stock trades through the NASDAQ Global Select Market System under the symbol “TRMA.” The following table sets forth the high and low sales prices per share of our common stock for each quarter of the last two years.

	Sales Price Per Share
	High	Low
2007
First quarter	$39.23	$29.56
Second quarter	43.41	37.02
Third quarter	42.37	29.04
Fourth quarter	40.34	29.65

2006
First quarter	$34.15	$25.25
Second quarter	36.26	28.16
Third quarter	38.94	31.80
Fourth quarter	40.15	31.10
As of February 20, 2008, there were 15,013,898 shares of the Company’s common stock outstanding held by 66 shareholders of record. The closing price per share of common stock on December 31, 2007, the last trading day of our fiscal year, was $37.02.
We have not paid any cash dividends on our common stock during the past two years and have no immediate plans to pay dividends in the future. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, our ability to pay cash dividends on our common stock is also dependent upon the ability of our subsidiaries to pay cash dividends or to otherwise distribute or advance funds to us.
Recent Sales of Unregistered Securities
We did not issue any shares which were exempt from the registration under the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder during 2007.
Issuer Repurchases of Equity Securities
In July 2007, our Board of Directors authorized the repurchase up to $100.0 million of our common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). We expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87 during the third quarter of 2007. Other than shares purchased pursuant to the agreement described below, all shares were repurchased in open market transactions.
On August 9, 2007, we entered into a stock purchase agreement (the “Agreement”) with Kistefos AS, a Norwegian stock company (“Kistefos”), pursuant to which we may purchase up to $20.0 million shares of our common stock from Kistefos from time to time during the period beginning August 9, 2007 and ending on the earlier of (i) the date the Company has acquired $20.0 million of shares from Kistefos, (ii) the date the Company publicly announces the termination or expiration of our Repurchase Program or (iii) the date on which Kistefos ceases to hold any shares.
On any day on which we purchase shares of our common stock pursuant to the Repurchase Program from other stockholders, we will purchase from Kistefos an amount equal to the number of Kistefos’ shares which could be sold so that Kistefos’ percentage ownership of our common stock will remain unchanged. The purchase price we will pay Kistefos for any such purchases will equal the volume weighted average price for all shares purchased in the other purchases on the applicable purchase date. This Agreement is subject to limitations and adjustments from time to time in order to comply with applicable regulations promulgated by the Securities and Exchange Commission.

According to amendment 12 to Schedule 13D filed by Kistefos on July 31, 2007, as of the date of the Agreement, Kistefos beneficially owned 3,000,000 shares of our outstanding shares of common stock or approximately 20.0% of the outstanding shares. Of the 570,207 common shares purchased pursuant to the Repurchase Program, 114,042 were purchased from Kistefos pursuant to the Agreement.
All of the shares repurchased in the Repurchase Program are held as treasury stock. We record treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Equity Compensation Plan Information
As of March 15, 2005, we adopted the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, we are authorized to issue up to 1,500,000 shares of new common stock pursuant to “Awards” granted as incentive stock options, non-qualified stock options, restricted stock, stock awards, or any combination of such Awards. Please read Note 12 to our Consolidated Financial Statements included herein in Item 8 for a discussion of the material features of the 2004 Plan.
The table below reflects equity compensation plans approved by the Bankruptcy Court or approved by security holders as of December 31, 2007.

	Number of		Number of securities remaining
	securities to be	Weighted-average	available for future issuance
	issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,400	$38.43	645,725
Equity compensation plans not approved by security holders	151,317 (1)	$14.54	—

Total	227,717		645,725

(1)	In connection with the prepackaged plan of reorganization, the Trico Marine Services, Inc. 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) was submitted to the Bankruptcy Court for approval. On January 19, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization, including the 2004 Stock Incentive Plan. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of our 2004 Stock Incentive Plan. The securities remaining for issuance may also be issued as restricted stock or other stock-based awards (which awards are valued in whole or in part on the value of the shares of common stock).

Item 6. Selected Financial Data

	Successor Company				Predecessor Company(1)
				Period From	Period From
				March 15,	January 1,
				2005	2005
	Years Ended			through	through	Years Ended
	December 31,			December 31,	March 14,	December 31,
	2007		2006	2005	2005	2004		2003
(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$256,108		$248,717	$152,399	$29,886	$112,510		$123,521
Operating income (loss)	66,630		88,390	41,816	879	(48,719)		(135,501)
Reorganization costs	—		—	—	(6,659)	(8,617)		—
Fresh-start adjustments	—		—	—	(219,008)	—		—
Interest expense	(3,258)		(1,286)	(6,430)	(1,940)	(33,405	)(4)	(30,159)
Interest income	14,132		4,198	615	—	423		323
Net income (loss)	62,931	(6)	58,724	20,100	(61,361)	(95,952	)(4)(5)	(164,398)
Adjusted EBITDA	90,557		112,336	53,806	9,648	14,983		26,814
Earnings (loss) per common share:
Basic	$4.32		$4.01	$1.78	$(1.66)	$(2.60)		$(4.51)
Diluted	$4.16		$3.86	$1.74	$(1.66)	$(2.60)		$(4.51)
Balance Sheet Data:
Working capital (deficit)	$140,004		$151,068 (2)	$46,259 (2)	$ NA (3)	$(26,660	)(2)	$(27,740	)(2)
Property and equipment, net	473,614		231,848	225,646	NA (3)	459,211		487,019
Total assets	681,744	(7)	435,322	344,222	NA (3)	550,755		585,191
Debt, including current portion	160,545		9,863	46,538	NA (3)	147,131		380,166
Liabilities subject to compromise	—		—	—	NA (3)	275,179		—
Stockholders’ equity	$390,222		$312,338	$222,432	$ NA (3)	$63,841		$142,031
Cash Flows Data:
Cash flows from operations	$112,476		$101,731	$27,174	$9,168	$(14,761)		$(9,265)
Cash flows from investing activities	(235,269)		(23,227)	4,292	(650)	(5,144)		28,215
Cash flows from financing activities	130,361		(16,261)	1,299	(2,596)	7,048		(3,340)
Effect of exchange rates on cash	9,722		712	(701)	62	135		117
Net increase (decrease) in cash	$17,290		$62,955	$32,064	$5,984	$(12,722)		$15,727

(1)	We exited bankruptcy protection on March 15, 2005. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

(2)	Includes amounts outstanding under our Norwegian kroner (“NOK”) revolving credit facility (the “NOK Revolver”), which are classified as current liabilities.

(3)	Not applicable due to fresh-start accounting, which was applied at an interim date that was not the end of a required reporting period.

(4)	Includes a charge of $2.8 million for accelerated amortization of debt discounts.

(5)	Includes a charge of $7.2 million for the accelerated amortization of deferred financing costs.

(6)	As more fully described in Note 9 to our Consolidated Financial Statements included herein in Item 8, a recent Norwegian tax legislation provides for a tax exemption on certain profits earned after January 1, 2007.

(7)	Includes working capital and construction in progress of $247.6 million in connection with the acquisition of Active Subsea ASA in Norway.
Non-GAAP Financial Measures
A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income or loss) before interest, income taxes, depreciation and amortization, gain (loss) on sales of assets, stock based compensation, other income (loss), impairment on long-lived assets and noncontrolling interest in loss of a consolidated subsidiary.

Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
We believe that the GAAP financial measure that adjusted EBITDA most directly compares to is operating income. Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.
EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay taxes and fund various capital expenditures. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity.
The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Successor Company			Predecessor Company
			Period From	Period From
			March 15, 2005	January 1, 2005
	Years Ended		Through	Through	Years Ended
	December 31,		December 31,	March 14,	December 31,
	2007	2006	2005	2005	2004	2003

Net income (loss)	$62,931	$58,724	$20,100	$(61,361)	$(95,952)	$(164,398)
Depreciation and amortization (1)	24,371	24,998	20,403	8,758	44,363	44,167
Amortization of non-cash deferred revenues	(910)	(4,322)	(10,137)	—	—	—
Interest expense	3,258	1,286	6,430	1,940	33,405	30,159
Income tax expense (benefit)	13,359	33,723	11,264	1,047	(3,068)	(2,888)
Stock-based compensation	3,247	2,024	2,012	9	—	—
(Gain) loss on sale of assets	(2,897)	(1,334)	(2,525)	2	30	(1,045)
Impairment on long-lived assets	116	2,580	2,237	—	19,309	119,193
Interest income	(14,132)	(4,198)	(615)	—	(423)	(323)
Other loss, net (2)	3,646	840	4,637	59,253	17,319	1,949
Noncontrolling interest in loss of consolidated subsidiary	(2,432)	(1,985)	—	—	—	—

Adjusted EBITDA	$90,557	$112,336	$53,806	$9,648	$14,983	$26,814

The following table reconciles adjusted EBITDA to operating income (in thousands):

	Successor Company			Predecessor Company
			Period From	Period From
			March 15, 2005	January 1, 2005
	Years Ended		Through	Through	Years Ended
	December 31,		December 31,	March 14,	December 31,
	2007	2006	2005	2005	2004	2003

Adjusted EBITDA	$90,557	$112,336	$53,806	$9,648	$14,983	$26,814
Gain (loss) on sale of assets	2,897	1,334	2,525	(2)	(30)	1,045
Stock-based compensation	(3,247)	(2,024)	(2,012)	(9)	—	—
Impairment on long-lived assets	(116)	(2,580)	(2,237)	—	(19,309)	(119,193)
Depreciation and amortization, net (1)	(23,461)	(20,676)	(10,266)	(8,758)	(44,363)	(44,167)

Operating income (loss)	$66,630	$88,390	$41,816	$879	$(48,719)	$(135,501)

(1)	Depreciation and amortization includes amortization of marine inspection costs of $2.1 million, $11.4 million and $10.8 million for the period from January 1, 2005 through March 14, 2005 and the years ended December 31, 2004 and 2003, respectively.

(2)	Other loss, net includes (i) $4.0 million of loss on early retirement of debt and other miscellaneous losses for the period from March 15, 2005 through December 31, 2005, (ii) $59.2 million of net charges in connection with fresh-start accounting for the period from January 1, 2005 through March 14, 2005 and (iii) $8.6 million and $7.8 million of reorganization costs and amortization of deferred financing costs, respectively, for the year ended December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
We generated record revenues and significantly expanded our presence in the subsea services market during 2007. In 2007, we reported net income of $62.9 million, or $4.16 per diluted share, on revenues of $256.1 million, an improvement over 2006 net income of $58.7 million, or $3.86 per diluted share, on revenues of $248.7 million. Our 2007 performance reflected continued strong industry demand for marine transportation vessels worldwide, coupled with higher overall day rates in the North Sea, and certain favorable changes in the tax law in Norway.
Consistent with our subsea services market strategy, on November 23, 2007, we acquired of all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), for approximately $247.6 million. We used available cash to fund this acquisition. Active Subsea has eight multi-purpose service vessels, or MPSVs, scheduled for delivery in 2008 and 2009 that are designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities. We have entered into long-term contracts for three of these MPSVs with contract periods ranging from two to four years. Two of these contracts also provide for multi-year extensions.
We believe that the subsea market is in a major upturn driven by increased drilling activity and resulting demand for installation and maintenance of subsea equipment. The acquisition of Active Subsea more than doubles the number of vessels in our fleet with subsea capabilities and allows us to further leverage our global footprint and broaden our customer base to include subsea services and subsea construction companies.
At December 31, 2007, we have eleven newbuild vessels in construction including those obtained in our acquisition of Active Subsea. These newbuild vessels will significantly improve the quality and age of our fleet when they are delivered in 2008 and 2009.
As more fully described in Note 9 to the Consolidated Financial Statements included herein in Item 8, the Norwegian Tonnage Tax legislation, which was enacted in December 2007, retroactively provides for a tax exemption on profits earned after January 1, 2007. As a result, we recognized a tax benefit of $2.8 million for the year ended December 31, 2007 related to the change in tax legislation.
Key Focus for 2008 and Outlook
We believe the following trends should impact our earnings:
•	increasing demand for our vessels in West Africa, Mexico, Brazil, Southeast Asia and other emerging markets;

•	the reliability of supply in major oil production nations such as the United States, the Middle East and Nigeria; as affected by weather, geopolitical instability and other threats;

•	continued high demand for vessels due to increased activity in areas ancillary to existing markets; and

•	seasonal weather conditions in the North Sea and the Gulf of Mexico and their impact on offshore development operations.
In the future, we expect that emerging international markets such as West Africa and Southeast Asia, among other regions, and subsea activity will command a higher percentage of worldwide oil and gas exploration, development, production and related spending and will result in greater demand for our vessels. To capitalize on this long-term growth potential, we intend to invest in new vessels which can benefit from the growth in subsea activity and to deploy additional existing vessels to these regions as market conditions warrant or opportunities arise.
Sustained high oil and gas prices, increasing energy demand from China and other emerging markets, and threatened reliability of supply in major oil producing nations have resulted in increased offshore drilling, construction and repair activity worldwide by independents, major international energy companies and national oil companies. We expect international offshore drilling, exploration and production activity to remain strong for the remainder of 2008. However, it is unknown how much U.S. based vessel demand will be affected by the reduced number of jack-up rigs which service offshore drilling and exploration in the shelf region the U.S. Gulf of Mexico. The Company continues to deploy its fleet to international markets, thereby reducing its Gulf of Mexico fleet size and, as a result, reducing exposure to the volatility of the non-term charter portion of the U.S. Gulf of Mexico market. As the Company invests in the delivery of services in the subsea market, the Company expects to further reduce the volatility of non-term charter revenues by entering into longer term contracts in higher growth markets.
2005 Reorganization and Fresh-Start Accounting Adjustments
We exited bankruptcy protection on March 15, 2005. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of our company to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.
We recognized a gain of $166.5 million on debt discharge due to the reorganization of our capital structure, the discharge of the $250 million 8.875% senior notes due 2012 (the “Senior Notes”) and the related accrued interest. During the first quarter of 2005, we expensed $6.7 million in fees related to the reorganization. Upon our reorganization, the excess of fair value of net assets over reorganization value (“negative goodwill”) was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, in accordance with SFAS No. 141. These fresh-start adjustments resulted in a charge of $219.0 million during 2005.
For purposes of Management’s Discussion and Analysis, we have combined the financial results for the Predecessor and Successor companies’ for the year 2005. The combined results for the year ended December 31, 2005 represent a non-GAAP financial measure.
Results of Operations
Charter Hire Revenues and Direct Operating Expenses. Our revenues and operating income are driven primarily by our fleet size and capabilities, vessel day rates and utilization. Our operating costs are primarily a function of our active fleet size. The most significant direct operating costs are wages paid to vessel crews, maintenance and repairs, marine inspection costs, supplies and marine insurance. We are typically responsible for normal operating expenses, repairs, wages and insurance, while our customers are typically responsible for mobilization expenses, including fuel costs.
The level of offshore oil and gas drilling, production and construction activity primarily determines the demand for our vessels. Such activity is typically influenced by exploration and development budgets of oil and gas companies, which in turn are influenced by oil and gas commodity prices. The number of drilling rigs in our market areas is a leading indicator of drilling activity.
The size, configuration, age and capabilities of our fleet, relative to our competitors and customer requirements also impact our day rates and utilization. In the case of supply vessels and platform supply vessels, their deck space and liquid mud and dry bulk cement capacities are important attributes. In certain markets and for certain customers, horsepower, dynamic positioning systems and fire-fighting systems are also important requirements. For crew boats, size and speed are important factors.
Our industry is highly competitive and our day rates and utilization are also affected by the supply of other vessels with similar configurations and capabilities available in a given market area.

The table below sets forth by vessel class, the average day rates and utilization for our vessels and the average number of vessels we operated during the periods indicated. Average day rates are calculated by dividing a vessel’s total revenues in a period by the total number of days such vessel was under contract during such period (excluding the effect of amortization of deferred revenues on unfavorable contracts). Average vessel utilization is calculated by dividing the total number of days for which a vessel is under contract in a period by the total number of days in such period.

	Years Ended December 31,
	2007	2006	2005
Average Day Rates:
PSV/AHTS (North Sea class)	$27,024	$20,455	$16,300
Supply Vessels (Gulf class)	8,685	11,071	6,493
Crew/line handling	5,762	4,785	2,402
Utilization:
PSV/AHTS (North Sea class)	90%	94%	92%
Supply Vessels (Gulf class)	75%	66%	60%
Crew/line handling	78%	86%	90%
Average number of Vessels:
PSV/AHTS (North Sea class)	16.0	16.0	16.8
Supply Vessels (Gulf class)	41.1	44.3	47.6
Crew/line handling	7.2	8.7	16.4
Revenues:
Charter hire revenues were $250.2 million, $243.4 million and $171.8 million for the years ended December 31, 2007, 2006 and 2005 respectively. The increase in revenues for 2007 compared to 2006 was primarily driven by increased day rates for our North Sea class vessels. The increase in 2006 charter hire revenues compared to 2005 was primarily a result of significantly higher day rates across all classes of vessels and slightly higher utilization in both North Sea class vessels and Gulf class supply vessels.
For our North Sea class PSVs and AHTSs, average day rates increased by 32% and 25% for the years ended December 31, 2007 and 2006, compared to the comparable prior period. Utilization remained relatively constant during the years ended December 31, 2007, 2006 and 2005. The increased day rates during 2007, compared to 2006, were primarily due to strong spot market rates for AHTSs and a favorable exchange rate in the North Sea due to a weakening dollar. The increased average day rates for 2006, compared to 2005 can be attributed to increased demand for North Sea vessels during 2006 caused by shortages in the supply of available vessels and increased exploration and production and construction activities.
For the Gulf class supply vessels, average day rates decreased 22% in 2007 compared to a 71% increase in 2006 compared with 2005 with utilization increasing 14% and 10% for the years ended 2007 and 2006 respectively. The decrease in day rates in 2007 can be attributed to decreased activity in the Gulf of Mexico as more shallow water jack-up rigs left the region to work in other parts of the world. As a result, we redeployed a portion of the Gulf of Mexico fleet to other geographic areas, primarily West Africa and Mexico. In addition, we assigned vessels to longer term contracts with marginally lower average day rates. The increase in day rates for 2006 compared to 2005 can be attributable to high activity levels in the Gulf of Mexico created after hurricanes Katrina and Rita for assessment and repair work and a greater number of shallow water jack-up rigs. As a result of redeploying our Gulf of Mexico fleet to other parts of the world under term contracts, average utilization rates for Gulf class supply vessels increased in the years 2007 and 2006 compared to prior periods.
Day rates for our crew boats and line handler increased 20% and 99% with utilization decreasing 9% and 4% for the years ended December 31, 2007 and 2006 respectively. The increase in day rates can be attributed to the sale of vessels that were operated under bareboat agreements in 2005 and 2006. The decrease in utilization can be attributed to an increase in maintenance and classification work during 2007 and 2006.
Amortization of non-cash deferred revenues decreased $3.4 million and $5.8 million for the years ended December 31, 2007 and 2006, respectively primarily due to the expiration in both years of certain unfavorable contracts recorded at the exit date. This amortization was required after several of our contracts were deemed to be unfavorable compared to market conditions on the exit date, thus creating a liability required to be amortized as revenues over the remaining contract periods.

Other Vessel Income increased $4.0 million in 2007 compared to 2006, mainly due to increased bed and bunk revenues in the North Sea and West Africa, where the company continues to redeploy vessels. Other Vessel Income was slightly higher by $0.7 million in 2006 compared to 2005, mainly due to increasing presence in West Africa where opportunities for bed and bunk revenues are greater than the Gulf of Mexico
Direct operating expenses:
Direct vessel operating expenses increased by $20.1 million, or 19% in 2007 compared to 2006, primarily due to the following factors: increased mobilization and supply costs of $8.9 million in connection with redeploying vessels to international markets; increased repair and maintenance costs of $6.4 million, primarily related to continued high utilization of our North Sea Class vessels; increased crew labor cost of $8.3 million driven by a highly competitive labor market and a weaker U.S. dollar; partially offset by decreased classification costs of $3.5 million.
Direct vessel operating expenses increased from 2006 compared to 2005 by $21.7 million, or 25% primarily due to the following factors: increased classification and mobilization costs of $14.8 million primarily attributable to the destacking of nine cold stacked vessels to be mobilized to West Africa and Southeast Asia; increased labor cost of $5.9 million as a result of higher vessel utilization, crew labor rates, and an increased pension obligation in the North Sea of $1.1 million.
General and administrative expenses:
General and administrative expenses increased $13.7 million, or 50% in 2007 compared to 2006, primarily related to increases of $5.0 million in corporate compensation expense and non-cash stock compensation expense, primarily due to changes in executive management, increased administrative costs of $2.3 million related to establishing operations in Southeast Asia and West Africa, increases of $3.5 million associated with information system upgrades and professional fees associated with the successful proxy contest and pursuit of acquisitions that did not materialize, and $1.0 million related to the weakening U.S. dollar in areas in which we operate.
General and administrative expenses increased in 2006 by $1.7 million or 7% over 2005, primarily due to increased professional fees of $1.6 million associated with the consummation of the EMSL partnership and information system upgrades, increased payroll costs of $0.6 million primarily incurred to retain and recruit senior management, partially offset by reduced severance benefits paid in 2006.
Depreciation and amortization expense:
Depreciation and amortization expense decreased $0.6 million, or 3% in 2007 compared to 2006 primarily as the result of the sale of vessels in 2007. Depreciation expense decreased $2.1 million in 2006 compared to 2005 as a result of the reduction of the net book value through recordation of negative goodwill during fresh-start accounting on March 15, 2005, and a reduction of our fleet due to vessel sales.
Impairment on assets held for sale, net of recoveries:
During the fourth quarter of 2005, we committed to a plan to sell the Stillwater River SWATH crew boat, and recorded an impairment write down adjustment of $2.2 million in connection with our assessment of net realizable value. In 2006, we recorded an additional impairment of the Stillwater of $3.2 million. Partially offsetting this loss was $0.6 million in insurance recoveries received during 2006 related to 2005 damages from Hurricanes Katrina and Rita. In 2007, the company recognized a $0.1 million impairment of a supply vessel.
Gain on sales of assets:
Gain on sales of assets increased $1.6 million in 2007 compared to 2006 due to the sale of four vessels in the first quarter of 2007. We recognized a gain of $1.3 million in 2006 primarily due to the sale of three crew boats and a cold-stacked supply vessel. In 2005, we recognized a $2.5 million gain on the sale of assets, after completing the sale of three cold-stacked vessels, five line handlers and two PSVs.

Reorganization costs:
From April 2004 through March 14, 2005, we incurred expenses associated with our reorganization effort, primarily comprised of fees paid to legal and financial advisors. During the first quarter of 2005, we expensed $6.7 million in fees related to our reorganization effort. The reorganization was completed in 2005, and no similar costs were incurred in 2007 or 2006.
Gain on debt discharge:
During 2005, we recognized a gain of $166.5 million on debt discharge due to the reorganization of our capital structure, the discharge of the Senior Notes, and related accrued interest. We recognized no similar gains in 2007 or 2006.
Interest expense:
Interest expense increased $2.0 million in 2007 compared to 2006, primarily due to interest incurred on our $150.0 million, 3% senior convertible debentures issued in February 2007, offset by capitalized interest of $1.4 million in 2007 compared to $0.3 million in 2006, primarily related to vessel construction in Norway. Interest expense decreased by $7.1 million in 2006 compared to 2005, primarily due to the payment of the U.S. credit facility in the fourth quarter of 2005.
Interest income:
Interest income for 2007 was $14.1 million, an increase of $9.9 million compared to 2006, primarily due to interest earned on higher levels of cash equivalents resulting from proceeds related to the $150.0 million convertible debenture offering in February 2007 and cash flows from operations invested in marketable securities. Interest income in 2006 of $4.2 million was $3.6 million higher than interest income in 2005, primarily due to increases in cash generated by income from operations.
Other loss, net:
Other loss increased $2.8 million in 2007 from 2006, primarily due to foreign exchange losses incurred in our Norwegian legal entities, who are Norwegian Kroner functional, on dollar balances of receivables and cash they held throughout 2007 as the U.S. dollar declined 10% during the course of 2007 against the Norwegian Kroner. Other losses increased in 2006 compared to 2005 by $0.1 million, primarily due to foreign exchange losses.
Income tax expense:
We recognized a full valuation allowance against our net deferred tax assets. Consolidated income tax expense for the year ended December 31, 2007 was $13.4 million, which is primarily related to the income generated by our U.S. operations. The Company’s 2007 effective tax rate of 18.1% differs from the statutory rate of 35% primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, retrospectively enacted as of January 1, 2007, the Company’s permanent reinvestment of foreign earnings, and state and foreign taxes. Please read Note 9 to our Consolidated Financial Statements included herein in Item 8 for a complete discussion of enacted changes in Norway’s tax laws. Included in the $13.4 million of income tax expense is an $8.6 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of Net Operating Loss that existed at the fresh-start date. A valuation allowance was established in the third quarter of 2002 associated with the U.S. net deferred tax asset because it was not likely that this benefit would be realized. The offset to additional paid-in-capital is required under the fresh-start accounting rules because of the valuation allowance against the net deferred tax asset at the fresh-start date.
Consolidated income tax expense for 2006 was $33.7 million, which is primarily related to the income generated by our U.S. and Norwegian operations. Included in the $33.7 million of income tax expense is a $16.6 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of Net Operating Loss that existed at the fresh-start date. The offset to additional paid-in-capital is required under the fresh-start accounting rules because of the valuation allowance against the net deferred tax asset at the fresh-start date.

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
Noncontrolling interest in loss of consolidated subsidiary:
The noncontrolling interest in loss of consolidated subsidiary of $2.4 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively, primarily represents the noncontrolling interest’s share of EMSL’s loss partially offset by the noncontrolling interest’s share of our Mexican partnership’s income. The losses in EMSL are primarily a result of business start-up, mobilization and maintenance and classification costs incurred to destack the five cold-stacked supply vessels to be mobilized to Southeast Asia.
Liquidity and Capital Resources
The Company’s level of working capital and amount of cash flows from operations are directly related to fleet utilization and vessel day rates. We believe that our liquidity availability and projected cash flows from operations will be sufficient to meet our cash requirements for the foreseeable future and will fund our commitments for vessel new builds. At December 31, 2007, the entire amount of the company’s NOK Revolver of NOK 366 million ($67.4 million) was available for future financing needs.
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
NOK Revolver. We entered into our Norwegian Kroner revolving credit facility (the “NOK Revolver”) in June 1998. In April 2002, this credit facility was amended by increasing the capacity to NOK 800 million ($147.3 million) and revising reductions to the facility amount to provide for NOK 40 million ($7.4 million) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($51.6 million) balloon payment in September of 2009. Amounts borrowed under the NOK Revolver bear interest at the Norwegian Interbank Offered Rate, (“NIBOR”), plus 1.0%. At December 31, 2007, the NOK Revolver had a total facility amount of NOK 366 million ($67.4 million) with no outstanding balance.
The NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. The NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings. We are currently in compliance with the financial covenants in the NOK Revolver.
EMSL Credit Facility Agreement. On June 25, 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the “EMSL Credit Facility”). The EMSL Credit Facility is a secured revolving/term loan that will allow EMSL to borrow up to $5.0 million for financing of general working capital. It is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of London Interbank Offered Rate (“LIBOR”) plus a 0.08% margin. The maturity date of the EMSL Credit Facility is June 25, 2010. On August 28, 2007, EMSL borrowed $2.0 million from the EMSL Credit Facility to augment its liquidity. The interest rate on the draw was set at 6.23% and it matures on February 28, 2008.
New Credit Facilities. On January 31, 2008 the Company entered into a $50.0 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.75%. The outstanding balance as of February 13, 2008 was $5.0 million.
Our Capital Requirements
Our ongoing capital requirements arise primarily from our need to improve and enhance our current service offerings, invest in upgrades of existing vessels, acquire new vessels, and provide working capital to support our operating activities and service debt.
In addition, as a result of recent changes in Norwegian tax laws, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability (NOK 251 million, $46.2 million) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $23.2 million) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authority at that time.

Also, as a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of offshore marine service and supply companies, the acquisition of offshore subsea class vessels or other oilfield service assets and interests in other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria and are more likely than not to enhance shareholder value, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital, or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.
In July 2007, the Company’s Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock in open-market transactions, including block purchases, or in privately negotiated transactions. The Company intends to use its available cash and, when considered advantageous, borrowings under its credit facilities, to fund the share repurchases. Pursuant to its stock repurchase plan, the Company expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87 during 2007.
Of the approximately $131.5 million in cash at December 31, 2007, $2.8 million in cash is located at EMSL. Pursuant to the shareholders agreement, the Company will be required to fund start-up costs in accordance with its equity ownership to the extent that these start-up costs exceed EMSL’s available cash and line of credit.
In general, we operate through three primary operating segments: the North Sea, the U.S., and West Africa. The North Sea and the U.S. business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws make it difficult, to some extent, for us to effectively transfer the financial resources from one segment for the benefit of the other.
Cash Flows
Operating Activities. Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Net cash from operating activities for the year 2007 was $112.5 million. Significant components of cash provided by operating activities during the year 2007 include net earnings of $62.9 million, adjusted for non-cash items of $21.6 million and changes in working capital balances of $28.0 million.
Investing Activities. We used $235.3 million in investing activities in 2007, $220.4 million of which is attributed to the Active Subsea acquisition (net of cash of $27.2 million) and $26.1 million for additions to properties and equipment, partially offset by approximately $4.6 million of proceeds from the sales of assets and a $4.1 million decease of cash restrictions. Our investing cash flows includes purchases of $184.8 million and sales of $187.3 million of securities during the year.
During 2007 three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million. During 2006 the Company sold three active crew boats for total proceeds of $1.8 million and an aggregate gain of $1.3 million, in connection with a purchase option exercised by customers under respective charter agreements. In 2005 the Company sold three cold-stacked supply vessels, five line handler vessels, and two PSVs for total proceeds of $7.0 million and an aggregate gain of $2.5 million.
Financing Activities. In 2007, financing activities provided $130.4 million of cash, which is primarily the result of proceeds from the issuance of $150.0 million Senior Debentures, offset by $17.6 million used to repurchase common stock.
In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “Senior Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the Senior Debentures. Net proceeds of the offering were for general corporate purposes, the acquisition of Active Subsea, and financing of our fleet renewal program.

Contractual Obligations
The following table summarizes our contractual commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations (1) (2)	$160,174	$3,258	$3,774	$1,258	$151,884
Interest on fixed rate debt (3)	89,998	4,965	14,436	4,658	65,939
Vessel construction obligations (4)	199,309	156,094	43,215	—	—
Operating lease obligations	10,389	2,154	5,114	1,396	1,725
Foreign taxes payable (5)	69,404	4,627	13,881	9,254	41,642
Pension obligations	4,118	300	1,022	409	2,387

Total	$533,392	$171,398	$81,442	$16,975	$263,577

(1)	Excludes fresh-start debt premium.

(2)	Includes the maturity of the $150.0 million of 3.0% Senior Convertible Debentures. The timing and amount of payments that are set forth do not take into consideration any early redemption of obligations that may arise as a result of conversion or repurchase. See Note 8 to the Consolidated Financial Statements included herein in Item 8.

(3)	Includes interest, payable semiannually, on the 3.0% $150.0 million Senior Convertible Debentures maturing in 2027.

(4)	At December 31, 2007, we had total construction commitments of $277.9 million for the construction of 11 vessels, of which $78.6 million was paid as of December 31, 2007. Construction commitments are based on anticipated delivery schedules which are subject to potential delays. The total purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery, which is not expected to materially alter the purchase price of the vessels.

(5)	As a result of recent changes in Norwegian tax laws, a portion of accumulated untaxed shipping profits, $46.2 million, will be payable in equal installments over the next 10 years. An additional liability of $23.2 million can be met through qualifying environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.
We have issued standby letters of credit totaling $3.5 million as of December 31, 2007. As a result of the provisions within the letter of credit agreements and the retirement of our $50 million secured revolving credit facility in February 2004, we posted the entire balance of standby letters of credit plus 5% ($3.7 million) into an escrow account. In addition, we deposited $1.7 million cash with General Electric Capital Corporation, or GECC, in June 2004, which is included in “Other assets”.
At December 31, 2007, we have estimated capital expenditures of $170 million during the following twelve months to fund the construction of the eleven new vessels shown above, improvements to our existing aging vessels, and general non-marine capital expenditures. In addition, we anticipate spending approximately $15 million to fund upcoming vessel marine inspections during 2008. Marine inspection costs are included in direct operating expenses in all periods after our Reorganization.
As the age of our fleet increases, more funds will need to be devoted to ongoing maintenance in order to keep the fleet in good operating condition. We currently have 64 vessels with an average age of 19 years. Maintenance and repair costs are expected to increase as our vessels become older with time.
Our Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, fixed assets, accruals, inventories, income taxes, pension liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

Revenue recognition. We earn and recognize revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for fuel, bunks, meals and other services provided to our customers.
Accounting for long-lived assets. We have approximately $473.6 million in net property and equipment (excluding assets held for sale) at December 31, 2007, which comprises approximately 69% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges (see below for discussion of impairment policy).
Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years. When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. We utilize our judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the salvage values to be assigned to assets; and (iv) determining if or when an asset has been impaired. The accuracy of these estimates affects how much depreciation expense we recognize in our income statement, whether we have a gain or loss on the disposal of an asset, and whether or not we record an impairment loss related to an asset.
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
Losses on insured claims. We limit our exposure to casualty losses on insurance claims by maintaining liability coverage subject to specific and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our historical loss experience and valuations provided by independent third-party consultants. To the extent that estimated self-insurance losses differ from actual losses realized, our insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.

Deferred tax valuation allowance. We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount management determines is more likely than not to be realized in future years. A valuation allowance was established in the third quarter of 2002 associated with the U.S. net deferred tax asset because it was not likely that this benefit would be realized. Because we have not yet seen sustained long-term positive results from our U.S. operations, we have continued to maintain this valuation allowance against all U.S. net deferred tax assets.
In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital.
Uncertain tax positions. FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN48 on January 1, 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
Vessel costs. We record all marine inspection costs as expenses in the period in which the costs are incurred. Non-regulatory dry-docking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology, and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory dry-docking expenditures are expensed in the period in which they are incurred.
Recent Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No.141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.
On August 31, 2007, the FASB issued an exposure draft reflecting proposed new rules that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to the Company’s senior convertible debentures. The proposal would require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We would be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability would be recorded as additional paid-in capital. In other words, the convertible debt would be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) would be accreted to interest expense over the expected life of the senior convertible notes. We would be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The potential adoption would not have an impact on the Company’s cash flows. The FASB’s redeliberations of the guidance in the exposure draft is expected in the first quarter of 2008.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk exposures primarily include interest rate and exchange rate fluctuations on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates, interest rates and the timing of transactions.
Interest Rate Sensitivity
The table below provides information about our market-sensitive debt instruments. Our fixed-rate debt has no earnings exposure from changes in interest rates. We have certain non-material variable rate instruments that are subject to market risk. Any increase in the market interest rates would not have a substantial impact on our interest expense or our cash requirements for interest payments.

							Approximate
	Expected Maturity Date At December 31, 2007						Fair Value at
	Year Ending December 31,						December 31,
	2008	2009	2010	2011	2012	Thereafter	2007

(Dollars in thousands)

Fixed Rate Debt(1)	$1,258	$1,258	$1,258	$1,258	$1,258	$151,884	$171,655
Variable rate debt (2)	2,000	—	—	—	—	—	2,000

Total debt	$3,258	$1,258	$1,258	$1,258	$1,258	$151,884	$173,655

(1)	Includes (i) the 3.00% Senior Convertible Debentures, bearing interest at 3.00%, interest payable semi-annually and maturing in 2027 and (ii) the 6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing in 2014.

(2)	EMSL Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%, principal and interest due on February 28, 2008, collateralized by one marine vessel 11%.
As of December 31, 2007, there were no significant changes to the expected maturity value of the respective debt instruments outstanding as of December 31, 2006.

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
We manage foreign currency risk by attempting to contract as much foreign revenues as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts would be limited to major financial institutions, which would minimize counterparty credit risk. There were no foreign exchange forward contracts outstanding during 2007.
As of December 31, 2007, we had no outstanding borrowings on our NOK Revolver.
Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	35

Predecessor Company — Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets Successor Company — as of December 31, 2007 and as of December 31, 2006	38

Consolidated Statements of Operations Successor Company — Years Ended December 31, 2007 and 2006 and for the Period from March 15, 2005 through December 31, 2005	39

Predecessor Company — for the Period from January 1, 2005 though March 14, 2005	39

Consolidated Statements of Cash Flows Successor Company — Years Ended December 31, 2007 and 2006 and for the Period from March 15, 2005 through December 31, 2005	40

Predecessor Company — for the Period from January 1, 2005 though March 14, 2005	40

Consolidated Statements of Stockholders’ Equity Successor Company — Years Ended December 31, 2007 and 2006 and for the Period from March 15, 2005 through December 31, 2005	41

Predecessor Company — for the Period from January 1, 2005 though March 14, 2005	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Trico Marine Services, Inc. (Successor Company) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years December 31, 2007 and 2006 and for the period from March 15, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1, 2 and 4 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s reorganization plan (the “plan”) on March 15, 2005. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before March 15, 2005 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on March 15, 2005 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005.
As discussed in Notes 2 and 4 to the consolidated financial statements, in connection with the emergence from bankruptcy, the Company changed its method of accounting for marine inspection costs from the “defer and amortize” method to the “expense as incurred” method and adopted the revised version of SFAS No. 123, “Accounting for Stock-Based Compensation” entitled “Share-Based Payment” (“SFAS No. 123R”) as of March 15, 2005. Also, as discussed in Note 9 to the consolidated financial statements, on January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions in connection with its adoptions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A, management has excluded the acquisition of Active Subsea ASA from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company on November 23, 2007. We have also excluded Active Subsea ASA from our audit of internal control over financial reporting. Active Subsea ASA is a wholly-owned subsidiary whose total assets and total revenues represent 36% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of Trico Marine Services, Inc. and its subsidiaries (Predecessor Company) operations and their cash flows for the period from January 1, 2005 to March 14, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Notes 1, 2 and 4 to the consolidated financial statements, the Company filed a petition on December 21, 2004 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s reorganization plan was substantially consummated on March 15, 2005 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 24, 2006

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$131,463	$114,173
Available-for-sale securities	—	2,475
Restricted cash	4,747	716
Accounts receivable, net	47,253	58,787
Prepaid expenses and other current assets	5,023	4,036
Assets held for sale	3,786	3,048

Total current assets	192,272	183,235

Property and equipment:
Land and buildings	117	1,995
Marine vessels	285,656	256,125
Construction-in-progress	255,749	15,876
Transportation and other	3,574	2,328

	545,096	276,324
Less accumulated depreciation and amortization	(71,482)	(44,476)

Net property and equipment	473,614	231,848

Restricted cash — noncurrent	3,813	11,842
Other assets	12,045	8,397

Total assets	$681,744	$435,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term and current maturities of debt	$3,258	$1,258
Accounts payable	15,480	11,055
Accrued expenses	22,896	14,590
Accrued insurance reserve	2,508	3,062
Accrued interest	2,152	110
Foreign taxes payable	4,627	—
Income taxes payable	1,347	2,092

Total current liabilities	52,268	32,167

Long-term debt, including premium	157,287	8,605
Foreign taxes payable	64,777	—
Deferred income taxes	—	63,327
Deferred revenues on unfavorable contracts	599	1,376
Other liabilities	3,713	2,199

Total liabilities	278,644	107,674

Noncontrolling interest	12,878	15,310
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued at December 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 25,000,000 shares authorized and 15,013,076 and 14,816,969 shares issued outstanding at December 31, 2007 and December 31, 2006, respectively	150	148
Warrants — Series A	1,645	1,646
Warrants — Series B	632	634
Additional paid-in capital	245,134	231,218
Retained earnings	141,611	78,824
Accumulated other comprehensive income (loss), net of tax	18,654	(132)
Treasury stock, at cost	(17,604)	—

Total stockholders’ equity	390,222	312,338

Total liabilities and stockholders’ equity	$681,744	$435,322

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor Company			Predecessor Company
			Period from	Period from
			March 15, 2005	January 1, 2005
	Year Ended December 31,		through	Through
	2007	2006	December 31, 2005	March 14, 2005
Revenues:
Charter hire	$250,239	$243,424	$141,953	$29,869
Amortization of non-cash deferred revenues	910	4,322	10,137	—
Other vessel income	4,959	971	309	17

Total revenues	256,108	248,717	152,399	29,886

Operating expenses:
Direct vessel operating expenses	127,128	106,981	69,081	16,217
General and administrative	40,760	27,102	21,387	4,030
Amortization of marine inspection costs	—	—	—	2,055
Depreciation and amortization	24,371	24,998	20,403	6,703
Impairment on assets held for sale, net of insurance recoveries	116	2,580	2,237	—
(Gain) loss on sales of assets	(2,897)	(1,334)	(2,525)	2

Total operating expenses	189,478	160,327	110,583	29,007

Operating income	66,630	88,390	41,816	879

Reorganization costs	—	—	—	(6,659)
Gain on debt discharge	—	—	—	166,459
Fresh-start adjustments	—	—	—	(219,008)
Loss on early retirement of debt	—	—	(3,950)	—
Interest income	14,132	4,198	615	—
Interest expense	(3,258)	(1,286)	(6,430)	(1,940)
Other loss, net	(3,646)	(840)	(687)	(45)

Income (loss) before income taxes and noncontrolling interest in loss of consolidated subsidiary	73,858	90,462	31,364	(60,314)
Income tax expense	13,359	33,723	11,264	1,047

Income before noncontrolling interest in loss of consolidated subsidiary	60,499	56,739	20,100	(61,361)

Noncontrolling interest in loss of consolidated subsidiary	2,432	1,985	—	—

Net income (loss)	$62,931	$58,724	$20,100	$(61,361)

Earnings (loss) per common share:
Basic	$4.32	$4.01	$1.78	$(1.66)

Diluted	$4.16	$3.86	$1.74	$(1.66)

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company			Predecessor Company
			Period from	Period from
			March 15, 2005	January 1, 2005
	Year Ended December 31,		Through	through
	2007	2006	December 31, 2005	March 14, 2005
Net income (loss)	$62,931	$58,724	$20,100	$(61,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,371	24,998	20,403	8,808
Amortization of non-cash deferred revenues	(910)	(4,322)	(10,137)	—
Deferred marine inspection costs	—	—	—	(1,277)
Deferred income taxes	5,829	29,856	10,084	(1,047)
Gain on debt discharge	—	—	—	(166,459)
Fresh-start adjustments	—	—	—	219,008
Impairment on assets held for sale, net of insurance recoveries	116	2,580	2,237	—
Loss on early retirement of debt	—	—	3,950	—
Gain (loss) on sales of assets	(2,897)	(1,334)	(2,525)	2
Provision for doubtful accounts	78	1,234	668	40
Stock based compensation	3,247	2,024	2,012	9
Noncontrolling interest in loss of consolidated subsidiary	(2,432)	(1,985)	—	—

Change in operating assets and liabilities:
Accounts receivable	15,177	(15,522)	(12,688)	2,404
Prepaid expenses and other current assets	(848)	(384)	(760)	(630)
Accounts payable and accrued expenses	11,302	8,938	(4,629)	7,676
Other, net	(3,488)	(3,076)	(1,541)	1,995

Net cash provided by operating activities	112,476	101,731	27,174	9,168

Cash flows from investing activities:
Acquisition of Active Subsea, net of acquired cash	(220,443)	—	—	—
Purchases of property and equipment	(26,063)	(19,472)	(1,814)	(947)
Proceeds from sales of assets	4,649	3,402	6,988	—
Purchases of available-for-sale securities	(184,815)	(2,475)	—	—
Sale of available-for-sale securities	187,290	—	—	—
Decrease (increase) in restricted cash	4,113	(4,682)	(882)	508
Other, net	—	—	—	(211)

Net cash provided by (used in) investing activities	(235,269)	(23,227)	4,292	(650)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	95,323	—
Purchases of treasury stock	(17,604)	—	—	—
Net proceeds from exercises of warrants and options	2,027	994	1,806	—
Proceeds from issuance of debt	152,000	15,878	60,550	54,550
Repayment of debt	(1,258)	(54,041)	(156,380)	(56,771)
Contribution from non-controlling interest	—	20,910	—	—
Debt issuance costs	(4,804)	(2)	—	(375)

Net cash provided by (used in) financing activities	130,361	(16,261)	1,299	(2,596)

Effect of exchange rate changes on cash and cash equivalents	9,722	712	(701)	62

Net increase in cash and cash equivalents	17,290	62,955	32,064	5,984

Cash and cash equivalents at beginning of period	114,173	51,218	19,154	13,170

Cash and cash equivalents at end of period	$131,463	$114,173	$51,218	$19,154

Supplemental information:
Income taxes paid	$1,854	$3,451	$471	$72
Interest paid	$2,498	$1,654	$7,351	$1,265
Operating cash payments from reorganization items	$—	$—	$6,195	$1,457
Noncash investing and financing activities — Interest capitalized	$1,382	$300	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

											Accumulated
										Retained	Other
									Additional	Earnings	Comprehensive			Total
	Old Common Stock		New Common Stock		Warrant — Series A		Warrant — Series B		Paid-In	(Accumulated	Income	Treasury Stock		Stockholders’
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit)	(Loss)	Shares	Dollars	Equity
Balance, December 31, 2004	37,037,569	$370	—	$—	—	$—	—	$—	$337,952	$(310,797)	$36,317	72,032	$(1)	$63,841
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of unearned compensation		—	—	—	—	—	—	—	9	—	—	—	—	9
Comprehensive loss:
Loss on foreign currency translations	—	—	—	—	—	—	—	—	—	—	(1,209)	—	—	(1,209)
Net loss January 1, 2005 through March 14, 2005	—	—	—	—	—	—	—	—	—	(61,361)	—	—	—	(61,361)

Total comprehensive loss:														(62,570)
Reorganization adjustments	(37,032,569)	(370)	10,000,000	100	499,429	1,658	499,429	637	(230,356)	372,158	(35,108)	(72,032)	1	108,720

Balance, March 15, 2005 (Successor Company)	—	—	10,000,000	100	499,429	1,658	499,429	637	107,605	—	—	—	—	110,000
Issuances of restricted stock	—	—	105,000	1	—	—	—	—	(1)	—	—	—	—	—
Issuances of stock			4,373,500	43	—	—	—	—	96,380	—	—	—	—	96,423
Exercises of stock options	—	—	154,762	2	—	—	—	—	1,702	—	—	—	—	1,704
Amortization of unearned compensation	—	—	—	—	—	—	—	—	693	—	—	—	—	693
Stock-based compensation	—	—	—	—	—	—	—	—	1,319	—	—	—	—	1,319
Exercises of warrants	—	—	4,841	—	(2,850)	(9)	(1,991)	(3)	114	—	—	—	—	102
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	—	—	331	—	—	—	—	331
Comprehensive income:
Loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	(8,240)	—	—	(8,240)
Net income	—	—	—	—	—	—	—	—	—	20,100	—	—	—	20,100

Total comprehensive income:														11,860

Balance, December 31, 2005	—	—	14,638,103	146	496,579	1,649	497,438	634	208,143	20,100	(8,240)	—	—	222,432
Stock-based compensation	—	—	89,650	1	—	—	—	—	2,024	—	—	—	—	2,025
Exercise of stock options	—	—	88,085	1	—	—	—	—	968	—	—	—	—	969
Exercise of warrants	—	—	1,131	—	(960)	(3)	(171)	—	26	—	—	—	—	23
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	—	—	16,442	—	—	—	—	16,442
Gain related to the sale of interest in EMSL	—	—	—	—	—	—	—	—	3,615	—	—	—	—	3,615
Comprehensive income:														—
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	8,816	—	—	8,816
Net income	—	—	—	—	—	—	—	—	—	58,724	—	—	—	58,724

Total comprehensive income:														67,540
Adjustment to adopt SFAS No. 158, net of tax of $0.3 million	—	—	—	—	—	—	—	—	—	—	(708)	—	—	(708)

Balance, December 31, 2006	—	—	14,816,969	$148	495,619	$1,646	497,267	$634	$231,218	$78,824	$(132)	—	$—	$312,338
Cumulative-effect adjustment for the adoption of FIN 48	—	—	—	—	—	—	—	—	—	(144)	—	—	—	(144)
Stock-based compensation	—	—	—	—	—	—	—	—	3,247	—	—	—	—	3,247
Stock options exercised	—	—	147,999	2	—	—	—	—	1,985	—	—	—	—	1,987
Exercise of warrants for common stock	—	—	1,696	—	(417)	(1)	(1,279)	(2)	43	—	—	—	—	40
Restricted stock activity	—	—	46,412	—	—	—	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh-start NOL	—	—	—	—	—	—	—	—	8,641	—	—	—	—	8,641
Treasury stock purchases, at cost	—	—	—	—	—	—	—	—	—	—	—	(570,207)	(17,604)	(17,604)
Comprehensive income:														—
Unrecognized pension costs	—	—	—	—	—	—	—	—	—	—	(207)	—	—	(207)
Gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	18,993	—	—	18,993
Net income	—	—	—	—	—	—	—	—	—	62,931	—	—	—	62,931

Total comprehensive income:														81,717

Balance, December 31, 2007	—	$—	15,013,076	$150	495,202	$1,645	495,988	$632	$245,134	$141,611	$18,654	(570,207)	$(17,604)	$390,222

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Trico Marine Services, Inc. (the “Company”) is a leading provider of marine support vessels to the offshore oil and gas industry, primarily in the North Sea, the Gulf of Mexico (the “Gulf”), West Africa, Mexico, Southeast Asia (through our partnership) and to a lesser extent Brazil. As of December 31, 2007, our fleet consisted of 64 vessels, including ten large capacity platform supply vessels (“PSVs”), six large anchor handling towing and supply vessels (“AHTSs”), 41 supply vessels, six crew boats, and one line handling (utility) vessel. In connection with our November 23, 2007 acquisition of Active Subsea ASA, as further discussed in Note 3 below, we have eleven vessels currently under construction. Our diversified fleet of vessels provides a broad range of services to offshore oil and gas operators, including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment from one location to another; and support for the construction, installation, repair and maintenance of offshore facilities. Using our larger and more sophisticated vessels, we also provide support for deepwater ROVs (remotely operated vehicles), well stimulation, sea floor cable laying and trenching services.
On December 21, 2004, Trico Marine Services, Inc. and two of its U.S. subsidiaries, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., (collectively, the “Debtors”) filed “prepackaged” voluntary petitions for reorganization under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors operated as debtors-in-possession pursuant to the Bankruptcy Code during the period from December 21, 2004 through March 14, 2005. On March 15, 2005, the Exit Date, the Debtors emerged from Chapter 11 protection. See Note 4.
2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
The financial statements for the period in which the Company was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 required the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from bankruptcy (see Note 4). During the reorganization, the Company’s only liabilities subject to compromise were its $250 million 8.875% senior notes due 2012 (the “Senior Notes”) and the related accrued interest.
In accordance with SOP 90-7, the Company adopted “fresh-start” accounting as of the Exit Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to the “Successor Company” in the consolidated financial statements and the notes thereto refer to the Company on and after March 15, 2005, after giving effect to the provisions of the plan of reorganization (the “Plan”) and the application of fresh-start accounting. References to the “Predecessor Company” herein and therein refer to the Company prior to March 15, 2005. For further information on fresh-start accounting, see Note 4.
Consolidation Policy. The consolidated financial statements include the Company’s majority owned subsidiaries, and its minority owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents. All investments with original maturity dates of three months or less are considered to be cash equivalents.
Restricted Cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2007 and 2006, the total restricted cash balance of $8.6 million and $12.6 million, respectively is primarily related to the following:

•	Cash held in escrow for outstanding letters of credit, as prescribed following the Company’s retirement of the $50 million secured revolving credit facility in 2004, of $3.8 million and $7.5 million, at December 31, 2007 and 2006 respectively;

•	Cash of $3.6 million and $3.5 million for the years ended December 31, 2007 and 2006 respectively, held in escrow until the second closing of EMSL which occurred on January 1, 2008, at which time the Company transferred the remaining four vessels to EMSL (See Note 14); and

•	Cash of $1.2 million and $0.7 million, respectively, under Norwegian statutory rules which require a subsidiary to segregate cash that will be used to pay tax withholdings in future periods.
Accounts Receivable. In the normal course of business, the Company extends credit to its customers on a short-term basis, generally 60 days or less. The Company’s principal customers are major integrated oil companies and large independent oil and gas companies as well as foreign government-owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. Although credit risks associated with our customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary.
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
Accounting for long-lived assets. Long-lived assets are recorded at the original cost and reduced by the amount of depreciation and impairments, if any. In addition to the original cost of the asset, the recorded value is impacted by a number of policy elections, including the estimation of useful lives, residual values and when necessary, impairment charges.
Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method, assuming a salvage value of between zero and 10% for marine vessels. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Buildings and improvements are depreciated over a useful life of 15 to 40 years. Transportation and other equipment are depreciated over a useful life of five to ten years.
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
Interest is capitalized in connection with the construction of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life, once placed into operations.
Impairment of long-lived assets. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. We record impairment losses on long-lived assets used in operations when the net undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amount of those items. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market rates, utilization, operating performance and other factors. Our estimates of cash flows may differ materially from actual cash flows due to changes in economic conditions or changes in an asset’s operating performance, among other things. If the undiscounted value of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the net discounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding future market rates, utilization and operating performance could materially affect our evaluations. For assets held for sale, impairment losses are recorded when the carrying amount of the asset exceeds the estimated selling price of the asset less transaction costs.
Marine vessel spare parts. Marine vessel spare parts are stated at the lower of average cost or market and are included in other assets in the consolidated balance sheet.
Deferred marine inspection costs. Marine inspection costs are expensed in the period incurred. Non-regulatory dry-docking expenditures are either capitalized as major modifications or expensed, depending on the work being performed. Prior to fresh start accounting such charges were capitalized and amortized on a straight-line basis of generally 24 to 60 months. The impact of this change was not material for the period from January 1, 2005 through March 14, 2005.
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
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
Revenue Recognition. We earn and recognize revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for fuel, bunks, meals and other services provided to our customers.
Deferred Revenues on Unfavorable Contracts. During the application of fresh-start accounting, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to certain charter hire contracts in the North Sea, representing the unfavorable contract amounts discounted to present values. The Company amortizes the deferred revenues on unfavorable contracts liabilities by increasing revenues related to the identified contracts over the remaining terms of the charters.
Direct Vessel Operating Expenses. Direct vessel operating expenses principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Operating costs are expensed as incurred. Operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government. The labor reimbursements totaled $7.7 million, $6.0 million, $4.4 million and $1.2 million for the years ended December 31, 2007 and 2006, for the period from March 15, 2005 through December 31, 2005 and the period from January 1, 2005 through March 14, 2005, respectively.
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

Foreign Currency Translation. The designated functional currency for Non-U.S. operating segments is as follows: For our operations in the North Sea, we use the Norwegian Kroner; for our operations in West Africa, we use the Nigerian Naira; and for our operations in Brazil, we use the Brazilian Real. All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected within the cumulative foreign currency translation adjustment component of stockholders’ equity.
Stock-based Compensation. The Company accounts for stock-based employee compensation plans using the fair-value-based method of accounting in accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”) which was adopted on the Exit Date. The Company’s results of operations reflect compensation expense for all employee stock-based compensation. Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation using the intrinsic value-based method of accounting, as permitted. Under the intrinsic value-based method of accounting, no compensation expense was recognized for the Company’s stock options. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. The pro-forma impact on net income and earnings per share for the period from January 1, 2005 to March 14, 2005 was not material.
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
Recent Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a significant impact on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No.141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.
On August 31, 2007, the FASB issued an exposure draft reflecting proposed new rules that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to the Company’s senior convertible debentures. The proposal would require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We would be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability would be recorded as additional paid-in capital. In other words, the convertible debt would be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) would be accreted to interest expense over the expected life of the senior convertible notes. We would be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The potential adoption would not have an impact on the Company’s cash flows. The FASB’s redeliberations of the guidance in the exposure draft is expected in the first quarter of 2008.
3. Acquisition of Active Subsea
On November 23, 2007, the Company acquired of all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), for approximately $247.6 million. The Company used available cash to fund this acquisition. Active Subsea has eight multi-purpose service vessels, or MPSVs, under construction and scheduled for delivery in 2008 and 2009 that are designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities. The Company assumed Active Subsea’s construction commitments for these vessels in the acquisition. The acquisition included long-term contracts for three of these MPSVs with contract periods ranging from two to four years. Two of these contracts also provide for multi-year extensions. This acquisition more than doubles the number of vessels in the Company’s fleet with subsea capabilities and allows the Company to further leverage its global footprint and broaden its customer base to include subsea services and subsea construction companies.
The following table summarizes the allocation of the purchase price (in thousands):

Cost of the acquisition:
Cash paid for acquisition from available cash	$243,000
Cash paid for other acquisition cost	4,000
Assumed liabilities	648

$247,648

Allocation of the purchase price:
Working capital	$27,215
Construction in progress	220,433

$247,648

4. 2005 Reorganization
As discussed in Note 1, Trico Marine Services, Inc. and two of its U.S. subsidiaries emerged from Chapter 11 protection on March 15, 2005. During the period from January 1, 2005 to March 14, 2005, the Company incurred reorganization charges of approximately $6.7 million primarily related to fees paid to the Company’s financial and legal advisors, and the advisors of its creditors whom the Company is obligated to pay under certain agreements. The reorganization costs include $3.5 million in success fees to the Company’s financial advisors and the financial advisors to the holders of the Senior Notes which were accrued during the period from January 1, 2005 to March 14, 2005 when the advisors met the criteria for the fee under the agreement. Of the total success fees, $1.1 million was settled by issuing 100,000 shares of new common stock on April 1, 2005 to the ad-hoc creditors’ committee’s financial advisors, who had the right to elect and elected to receive the Company’s new common stock in lieu of cash as payment.
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
The following table reflects the reorganization adjustments to the Company’s condensed consolidated balance sheet as of March 15, 2005 (in thousands):

	Predecessor			Successor
	Company			Company
	Balance Sheet			Balance Sheet
	as of	Reorganization	Fresh Start	as of
	March 15, 2005	Adjustments(1)	Adjustments(2)	March 15, 2005
ASSETS
Total current assets	$57,504	$—	$—	$57,504

Property and equipment	451,529	—	(181,081)	270,448
Restricted cash — noncurrent	6,454	—	—	6,454
Other assets	31,305	—	(20,720)	10,585

Total assets	$546,792	$—	$(201,801)	$344,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$86,435	$—	$—	$86,435
Liabilities subject to compromise:
Senior Notes	250,000	(250,000)	—	—
Accrued interest on Senior Notes	25,179	(25,179)	—	—
Long-term debt, net of discounts	85,479	—	547	86,026
Deferred income taxes	41,185	—	—	41,185
Deferred revenues on unfavorable contracts	—	—	16,660	16,660
Other liabilities	4,685	—	—	4,685

Total liabilities	492,963	(275,179)	17,207	234,991
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock, $.01 par value	370	(270)	—	100
Additional paid-in capital	337,961	(228,061)	—	109,900
Accumulated deficit	(319,609)	538,617	(219,008)	—
Cumulative foreign currency translation adjustment	35,108	(35,108)	—	—
Treasury stock	(1)	1	—	—

Total stockholders’ equity	53,829	275,179	(219,008)	110,000

Total liabilities and stockholders’ equity	$546,792	$—	$(201,801)	$344,991

(1)	To record the conversion of liabilities subject to compromise into new common stock, the conversion of old common stock into warrants and the adjustment of other comprehensive income and unearned compensation.

(2)	To adjust assets and liabilities to fair market value, and reflect the write-off of the Predecessor Company’s equity and the application of negative goodwill to long-lived assets.
During the application of fresh-start accounting, the Company recorded deferred revenues of NOK 101.9 million ($16.7 million at March 15, 2005) related to certain charter hire contracts in the North Sea, representing unfavorable contract amounts discounted to present values. The Company amortizes the deferred revenues on unfavorable contracts liability by increasing revenues related to the identified contracts over the remaining terms of the charters. During the years ended December 31, 2007 and 2006 and the period from March 15, 2005 to December 31, 2005, the Company recorded approximately NOK 5.3 million ($0.9 million), NOK 27.7 million ($4.5 million) and NOK 65.6 million ($10.1 million), respectively, of non-cash revenues related to the amortization of deferred contract revenues. The remaining liability of NOK 3.3 million ($0.6 million) is included in “deferred revenues on unfavorable contracts” in the consolidated balance sheet at December 31, 2007.
Although the amounts ultimately recorded will be impacted by changes in foreign exchange rates, the Company expects to record non-cash revenues related to the amortization of its unfavorable contract liability as follows (in thousands):

Amortization
of Non-Cash
Deferred
Year ending December 31,	Revenues
2008	$359
2009	166
2010	41
2011	33

599

During the restructuring, the Company adopted a key employee retention plan, which provided for payments to certain key employees totaling $1.0 million based on service over a fifteen-month period beginning in December 2004. At the Exit Date approximately $0.8 million of the key employee retention plan had vested, subsequent to the Exit Date an additional $0.1 million has vested and been expensed to employee bonuses, and $0.1 million has been forfeited. On each of the Commencement Date and the Exit Date, the Company made total payments of approximately $0.5 million, representing the first and second of four vesting dates under the key employee retention plan. The Company made the third payment under the employee retention plan in September 2005 of approximately $0.3 million and the final payment of approximately $0.1 million in March 2006.
Fresh-start accounting requires the selection of appropriate accounting policies for the Successor Company, which includes the adoption of any newly issued standards required to be implemented within twelve months of the Company’s emergence from bankruptcy. Accordingly, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” at the Exit Date. In addition, the Company elected to change the method of accounting for dry-docking expenditures incurred in connection with regulatory marine inspections, and revised the useful lives of its long-lived assets to represent the estimated remaining useful lives at the Exit Date.
5. Asset Sales
During 2007, three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million. During 2006 the Company sold three crew boats in connection with a purchase option exercised by customers under respective charter agreements, and a cold-stacked supply vessel for total proceeds of $2.4 million and an aggregate gain of $1.2 million. In 2005 the Company sold three cold-stacked supply vessels, five line handler vessels, and two PSVs for total proceeds of $7.0 million and an aggregate gain of $2.5 million.

Assets held for sale consisted of the following (in thousands):

	As of December 31,
	2007	2006
Land and Buildings	$1,678	$—
Marine Vessels	2,108	3,048

Total Assets Held for Sale	$3,786	$3,048

As of December 31, 2007, assets held for sale included land and buildings related to the Company’s Houma, Louisiana site and two marine vessels.
In late 2007, the Company decided to relocate its Houma, Louisiana site to St. Rose, Louisiana and to sell the land and buildings located in Houma. As of December 31, 2007, these assets had an aggregate net book value of approximately $1.7 million. The Houma facility sale was completed on February 4, 2008 for net proceeds of $4.8 million. The Company will lease back the building until March 2008, at which time its St. Rose facility is expected to be completed.
Marine vessels held for sale at December 31, 2007 included a crew boat and a supply vessel. The Company sold the crew boat for $0.7 million in January 2008. The sale price approximated the carrying value.
6. Accounts Receivable
The Company’s accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2007	2006
Trade receivables	$42,296	$55,380
Allowance for doubtful accounts	(1,259)	(1,846)
Insurance and other	6,216	5,253

Accounts receivable, net	$47,253	$58,787

The Company’s receivables represent amounts due primarily from oil and gas companies operating in the Gulf of Mexico, the North Sea, West Africa, and Mexico. Since the Company’s receivables are primarily generated from customers having similar economic interests, the Company has potential exposure to credit risk that could result from economic or other changes to the oil and gas industry. As of December 31, 2007, no one customer individually represented 10% of the Company’s outstanding trade receivables balance.
7. Other Assets
The Company’s other assets consist of the following (in thousands):

	As of December 31,
	2007	2006
Deferred financing costs, net of accumulated amortization of $1.8 million and $1.2 million at December 31, 2007 and December 31, 2006, respectively	$4,346	$228
Pension Assets	183	675
Marine vessel spare parts	2,654	2,315
Capitalized information system costs	2,032	1,296
Other	2,830	3,883

Other assets	$12,045	$8,397

8. Debt
The Company’s debt consists of the following (in thousands):

	As of December 31,
	2007	2006
3.00% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	$150,000	$—
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	8,174	9,432
EMSL Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%, principal and interest due on February 28, 2008, collateralized by one marine vessel	2,000	—
Fresh-start debt premium(1)	371	431

Total debt	160,545	9,863
Less current maturities	(3,258)	(1,258)

Long-term debt, including premium	$157,287	$8,605

(1)	During the application of fresh-start accounting, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of the Exit Date. This premium is being amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.
Maturities of debt during the next five years and thereafter as of December 31, 2007 are as follows (in thousands):

Year ending December 31,	Amount
2008	$3,258
2009	1,258
2010	1,258
2011	1,258
2012	1,258
Thereafter	151,884

$160,174
Fresh-start debt premium(1)	371

Total debt	$160,545

NOK Revolver. We entered into a Norwegian Kroner revolving credit facility (the “NOK Revolver”) in June 1998, maturing in September 2009. At December 31, 2007, the NOK Revolver had a total borrowing capacity of NOK 366 million ($67.4 million), with scheduled reductions of NOK 40 million ($7.4 million) every six months through maturity. Amounts borrowed under the NOK Revolver bear interest at the Norwegian Interbank Offered Rate, (“NIBOR”), plus 1.0%. As of December 31, 2007, the Company had no balance outstanding under the NOK Revolver.
The NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens, or merge or consolidate with other entities. The NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings.
EMSL Credit Facility Agreement. On June 25, 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the “EMSL Credit Facility”). The EMSL Credit Facility is a secured revolving and term loan that will allow EMSL to borrow up to $5.0 million for general working capital purposes. The EMSL Credit Facility is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of LIBOR plus a 0.08% margin. The maturity date of the Credit Facility Agreement is June 25, 2010. On August 28, 2007, EMSL borrowed $2.0 million from the facility to augment its liquidity. The draw matures on February 28, 2008, and bears interest at an annual rate of 6.23%.

Senior Convertible Debentures. In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “Senior Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the Senior Debentures. Net proceeds of the offering were for general corporate purposes, the acquisition of Active Subsea, and financing of our fleet renewal program.
The Senior Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the indenture governing the Senior Debentures (the “Indenture”). Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances. For the period ending December 31, 2007, the Senior Debentures were nonconvertible.
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
New Credit Facilities. On January 31, 2008 the Company entered into a $50.0 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.75%.

9. Income Taxes
Income (loss) before income taxes and noncontrolling interest in loss of consolidated subsidiary derived from U.S. and international operations are as follows (in thousands):

	Successor Company			Predecessor Company
	Years Ended		Period from	Period from
	December 31,		March 15, 2005 to	January 1, 2005 to
	2007	2006	December 31, 2005	March 14, 2005
United States	$16,327	$47,407	$(1,201)	$63,362
International	57,531	43,055	32,565	(123,676)

Income (loss) before income taxes and non-controlling interest in loss of consolidated subsidiary	$73,858	$90,462	$31,364	$(60,314)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Successor Company			Predecessor Company
			Period from	Period from
	Years Ended		March 15, 2005 to	January 1, 2005 to
	December 31,		December 31,	March 14,
	2007	2006	2005	2005
Current income taxes:
U.S. federal income taxes	$844	$970	$—	$—
State income taxes	378	—	—	—
Foreign taxes	6,308	2,897	1,180	—
Deferred income taxes:
U.S. federal income taxes	8,134	15,591	—	—
State income taxes	507	979	331	—
Foreign taxes	(2,812)	13,286	9,753	(1,047)

Total income tax expense	$13,359	$33,723	$11,264	$(1,047)

The Company’s deferred income taxes represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities, as follows (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current

As of December 31, 2007
Property and equipment	$—	$—	$—	$10,836
Foreign tax credit	5,538	—	—	—
Insurance reserves	1,273	—	—	—
Net operating loss carryforwards	—	36,299	—	—
Company incentive plans	699	—	—	—
Other	848	—	—	1,432

	$8,358	$36,299	$—	$12,268

Current deferred tax assets, net				$8,358

Non-current deferred tax asset, net — U.S. jurisdiction				$23,623

Non-current deferred tax asset, net — Foreign jurisdiction				$408

Valuation Allowance				$32,389

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$—

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current

As of December 31, 2006
Property and equipment	$—	$—	$—	$13,604
Deferral of taxes on Norwegian earnings	—	—	—	63,327
Foreign tax credit	2,089	—	—	—
Alternative minimum tax carryforward	969	—	—	—
Insurance reserves	1,162	—	—	—
U.S. net operating loss carryforwards	—	44,854	—	—
Company incentive plans	1,199	—	—	—
Other	1,103	—	—	1,073

	$6,522	$44,854	$—	$78,004

Current deferred tax assets, net				$6,522

Non-current deferred tax asset, net — U.S. jurisdiction				$30,177

Valuation Allowance				$36,699

Deferred tax asset after valuation, net				$—

Non-current deferred tax liabilities, net — foreign jurisdiction				$63,327

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” no net tax benefit was recorded in the financial statements for the Company’s 2007 and 2006 U.S. net operating losses and net deferred tax assets, as management does not consider the benefit to be more likely than not to be realized.

The Company has undistributed earnings of approximately $202.9 million in its foreign subsidiary. The Company has not recorded a deferred tax liability with respect to these earnings because the Company does not expect those unremitted earnings to be repatriated and taxable to the Company. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries has not been disclosed because it is impractical to calculate the amount at this time. In December 2006, $32.0 million in cash was repatriated from one of our Norwegian Subsidiaries to its parent company, Trico Marine Cayman L.P. There were no adverse tax consequences related to this repatriation of cash. We do not anticipate repatriating funds from our Cayman Island Subsidiary to the U.S.; we plan to use the funds in the Cayman Islands for future international expansion. It is not anticipated that we will need to repatriate any additional funds from Norway in the near future to fund U.S. operations or expansion.
The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

				Predecessor
	Successor Company			Company
	Years ended		Period from	Period from
	December 31		March 15, 2005 to	January 1, 2005 to
	2007	2006	December 31, 2005	March 14, 2005
Federal taxes at statutory rate	35.00%	35.00%	35.00%	35.00%
State income taxes net of federal benefit	1.20%	1.08%	1.46%	0.00%
Foreign tax rate differential	-29.76%	-3.90%	-7.79%	-14.40%
Change in foreign tax laws	-3.81%	0.00%	0.00%	0.00%
Non-deductible items in foreign jurisdictions	3.12%	1.69%	0.00%	-57.49%
Other foreign taxes	5.54%	2.31%	5.86%	-0.09%
U.S. tax on deemed repatriation	3.21%	0.00%	6.87%	0.00%
Uncertain tax positions	4.39%	0.00%	0.00%	0.00%
Alternative minimum tax	-1.31%	1.07%	0.00%	0.00%
Valuation allowance	0.00%	0.00%	-2.42%	39.11%
Other	0.51%	0.02%	0.20%	-3.86%

Effective tax rate	18.09%	37.28%	39.19%	-1.74%

As of December 31, 2005, the Company had approximately $325 million in pre-reorganization net operating loss (the “NOL”) carryforwards and $2.0 million in post-reorganization NOL carryforwards that were scheduled to expire at various periods through 2024. Upon reorganization, the Company recognized cancellation of debt income of $166.5 million when our Senior Notes were converted to equity. Pursuant to applicable tax law, approximately $76.0 million of this cancellation of debt reduced the NOL carryforward. Additionally, a change in ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). In the 2005 income tax return filed in April 2007, the Company elected to forego the annual NOL limitation. There was no change in ownership before March 15, 2007; thus, the NOL will not be reduced to zero.
A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. To date, the Company has released approximately $25.4 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account. As of December 31, 2007, the remaining net operating loss was approximately $102.1 million.
Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2007. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced. If the Company’s U.S. operations continue to be profitable, it is possible we will release the valuation allowance at some future date.

Uncertain Tax Positions — We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Norway, Mexico, Brazil, Nigeria, Angola, Hong Kong, China, and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in thousands):

Balance at January 1, 2007	$143
Additions based on tax positions related to the current year	678
Additions for tax positions of prior years	1,506
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$2,327

The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $1.1 million in interest and penalties.
Norwegian Shipping Tax Regime — Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process in essentially the same form as proposed in October 2007. This new tonnage tax regime is applied retroactively to January 1, 2007 forward and is similar to other EU tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage based tax. Unlike the current regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.
As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $46.2 million) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $23.2 million) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.
The Company’s policy under the previous regime was to recognize the deferred taxes associated with the earnings of our Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($72.6 million). As a result of the enactment, the accumulated untaxed shipping profits were calculated pursuant to the transitional rules and determined to be NOK 377 million ($69.4 million). The Company adjusted its liability and recognized a foreign tax payable of $69.4 million and a tax- benefit in earnings of $2.8 million in 2007 related to the change.
Mexican Tax System Changes — On October 1, 2007, the Mexican Government enacted substantial changes to its tax system. The new tax law generally takes effect on January 1, 2008. Of particular importance is the law’s introduction of a flat tax (known as IETU), which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. The Company believes that this flat tax is an income tax and should be accounted for under FASB Statement No. 109, Accounting for Income Taxes. In addition, the Company filed a claim with the Mexican judicial system challenging the constitutionality of this tax.
10. Stockholders’ Equity
Common Stock Repurchase Program — In July 2007, the Company’s Board of Directors authorized the repurchase of $100.0 million of the Company’s common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). The Company expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87 during 2007. Other than shares purchased pursuant to the agreement described below, all shares were repurchased in open market transactions.
On August 9, 2007, the Company entered into a stock purchase agreement (the “Agreement”) with Kistefos AS, a Norwegian stock company (“Kistefos”), pursuant to which the Company may purchase up to $20.0 million of shares of the Company’s common stock from Kistefos from time to time during the period beginning August 9, 2007 and ending on the earlier of (i) the date the Company has acquired $20.0 million of shares from Kistefos, (ii) the date the Company publicly announces the termination or expiration of the Company’s Repurchase Program or (iii) the date on which Kistefos ceases to hold any shares.
In accordance with the Agreement, upon the purchases of shares of its common stock from other stockholders, pursuant to the Repurchase Program, the Company will purchase from Kistefos an amount equal to the number of Kistefos’ shares which could be sold such that Kistefos’ percentage ownership of the Company’s common stock will remain unchanged. The purchase price that the Company will pay Kistefos for any such purchases will equal the volume weighted average price for all shares purchased in the other purchases on the applicable purchase date. This Agreement is subject to limitations and adjustments from time to time in order to comply with applicable regulations promulgated by the Securities and Exchange Commission.
According to amendment 12 to Schedule 13D filed by Kistefos on July 31, 2007, as of the date of the Agreement, Kistefos beneficially owned 3,000,000 shares of the Company’s outstanding shares of common stock or approximately 20.0% of the outstanding shares. Of the 570,207 common shares purchased pursuant to the Repurchase Program, 114,042 were purchased from Kistefos pursuant to the Agreement.
All of the shares repurchased in the Repurchase Program are held as treasury stock. The Company records treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Warrants to Purchase Common Stock — On the Exit Date, the Company issued 499,429 Series A Warrants (representing the right to purchase one share of the Company’s new common stock for $18.75 expiring on March 15, 2010) and 499,429 Series B Warrants (representing the right to purchase one share of the Company’s new common stock for $25.00 expiring on March 15, 2008) to each holder of the Company’s old common stock. As of December 31, 2007, 495,202 Series A Warrants and 495,988 Series B Warrants remain outstanding.
Stockholder Rights Plan — On April 9, 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (“Rights Plan”). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007. Each Right initially entitles stockholders to purchase a fractional share of the Company’s preferred stock at $52 per share. However, the Rights become exercisable only if a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Rights Plan remains in place, then, unless the Rights are redeemed by the Company, the Rights will become exercisable by all holders of the Rights except the acquiring person or group for shares of the Company or the third party acquirer having a value of twice the Right’s then-current exercise price. Existing holders of more than 15 percent of the Company’s common stock will not trigger the Rights Plan so long as the holders do not acquire beneficial ownership of additional shares in an amount that exceeds 0.1% of the then outstanding common stock. The Rights Plan will expire on April 9, 2010. Notwithstanding the foregoing, the Rights Plan will expire at the close of business on the date that the Company’s 2008 annual meeting of stockholders has finally adjourned unless the Rights Plan is approved by the vote of the holders of a majority of Disinterested Shares (as defined in the Rights Plan) present in person or by proxy at such meeting.

11. Earnings Per Share
Earnings per common share was computed based on the following (in thousands, except per share amounts):

				Predecessor
	Successor Company			Company
			Period from	Period from
	Years		March 15, 2005	January 1, 2005
	Ended		through	through
	December 31,		December 31,	March 14,
	2007	2006	2005	2005
Net income (loss)	$62,931	$58,724	$20,100	$(61,361)

Basic:
Weighted-average common shares outstanding	14,558	14,628	11,272	36,909
Diluted:
Add incremental shares for:
Assumed exercise of outstanding options and vesting of nonvested shares	188	233	224	—
Assumed exercise of warrants	391	345	62	—

Total	$15,137	$15,206	$11,558	$36,909

Earnings per Share:
Basic	$4.32	$4.00	$1.78	$(1.66)

Diluted	$4.16	$3.86	$1.74	$(1.66)

The calculation of diluted earnings per share excludes stock options representing rights to acquire 86,400, 57,500, and 1,077,800 shares of common stock during 2007, 2006, and the period from January 1, 2005 to March 14, 2005, respectively, because the effect was antidilutive. There were no antidilutive shares for the period from March 15, 2005 through December 31, 2005. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
Warrants to purchase 497,438 shares of common stock were not included in the calculation of diluted earnings per share for the period from March 15, 2005 to December 31, 2005 because they were antidilutive. There were no antidilutive warrants outstanding during 2007, 2006, or the period from January 1, 2005 through March 14, 2005.
For the year ended December 31, 2007, the Senior Debentures were not dilutive, as the average price of the Company’s stock was less than the conversion price of the debentures (see Note 8).
12. Stock-Based Compensation
The 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by shareholders, provides for the grant of incentive stock options, non-qualified stock options, restricted stock and unrestricted stock awards to key employees and directors of the Company. There were 645,725 shares remaining available for issuance under the 2004 Plan as of December 31, 2007.
Stock options granted to date have an exercise price equal to the market value of the common stock on the date of grant and generally expire seven years from the date of grant. Grants of restricted stock are issued at the market value of the common stock on the date of grant. Restricted stock and stock options granted to the Company’s employees generally vest in annual increments over a three or four-year period beginning one year from the grant date. Awards granted to directors generally vest after thirty days from the grant date.
Total stock-based compensation expense recognized was $3.2 million, $2.0 million and $2.0 million, respectively, for the years ended December 31, 2007 and 2006, and the period from March 15, 2005 through December 31, 2005. The Company has not recognized any tax benefits in connection with stock-based compensation expense as a result of the valuation allowance recorded against its U.S. net deferred tax assets.

At December 31, 2007, there was $4.2 million of unrecognized compensation cost related to nonvested stock option and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock Options — The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model assumes that option exercises occur at the end of an option’s contractual term and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The fair value of options was estimated using the following assumptions:

	Years Ended December 31,		For the Period from March 15, 2005 to December 31, 2005
	2007	2006	2005

Expected term (years)	5	5	5
Expected volatility	35.15%	36.47%	46.70%
Risk-free interest rate	4.77%	4.70%	4.12%
Expected dividends	—	—	—
A summary of changes in outstanding stock options as of December 31, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(In thousands)

Outstanding at January 1, 2007	317	$14.38
Granted	94	38.17
Exercised	(148)	13.42
Forfeited	(35)	28.89

Outstanding at December 31, 2007	228	$22.56	5.0	$3,402

Exercisable at December 31, 2007	52	$14.52	4.4	$1,167
The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006, and for the period from March 15, 2005 to December 31, 2005, was $16.18, $11.77 and $5.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, and for the period from March 15, 2005 to December 31, 2005, was approximately $2.8 million, $2.0 million and $1.8 million, respectively. The Company received $2.0 million in cash from the exercise of stock options during the year ended December 31, 2007.
Restricted Stock — The following summarizes the activity with respect to nonvested stock awards for the year ended December 31, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	per Share

Nonvested at January 1, 2007	125	$27.00
Granted	135	37.81
Vested	(52)	35.30
Forfeited	(88)	29.40

Nonvested at December 31, 2007	120	$33.80

The weighted-average grant date fair value of nonvested stock awarded during the years ended December 31, 2007 and 2006, and for the period from March 15, 2005 was $37.81, $29.70, and $19.88, respectively. The total fair value of stock that vested during the years ended December 31, 2007 and 2006, and for the period from March 15, 2005 to December 31, 2005, was $1.8 million, $0.84 million and $0.5 million, respectively.
13. Employee Benefit Plans
Defined Contribution Plan — The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ pre-tax contributions up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. For the years ended December 31, 2007 and 2006, and the period from March 15, 2005 through December 31, 2005, the Company made contributions to the Plan of approximately $0.2 million, $0.2 million, $0.2 million, respectively.
Norwegian Pension Plans — Substantially all of the Company’s Norwegian employees are covered by two non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company adopted SFAS No. 158 on December 31, 2006. The adoption of SFAS 158 required the Company to recognize the over-funded pension asset and the under-funded pension liability on the consolidated balance sheets. The Company recognized as accumulated other comprehensive loss, net of taxes, the actuarial gains and losses and Norwegian social security obligations that arose but were not previously required to be recognized as components of net periodic benefit cost. In subsequent periods, other comprehensive income will be adjusted as these amounts are recognized into income as components of net periodic benefit cost.
The following table summarizes the initial impact upon adoption of SFAS No. 158 on the consolidated balance sheet.

	As of December 31, 2006
	Before		After
	Adoption	Adjusted	Adoption
ASSETS:
Pension asset	$1,631	$(956)	$675
LIABILITIES:
Pension obligation	$113	$27	$140
Deferred tax liability	63,602	(275)	63,327
EQUITY:
Accumulated other comprehensive loss	$—	$(708)	$(708)

The following is a comparison of the benefit obligation and plan assets for the Company’s Norwegian pension plans (in thousands):

	Years Ended December 31,
	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of the period	$5,411	$4,521
Service cost	721	637
Interest cost	251	207
Benefits paid	(318)	(163)
Actuarial loss (gain)	684	(180)
Settlement (1)	(1,321)
Translation adjustment	821	389

Benefit obligation at end of year	$6,249	$5,411

Change in Plan Assets
Fair value of plan assets at beginning of the period	$5,946	$3,989
Actual return on plan assets	299	269
Contributions	818	1,392
Benefits paid	(318)	(163)
Settlement payment (1)	(1,498)
Translation adjustment	924	459

Fair value of plan assets at end of year	$6,171	$5,946

(1)	Due to changes in Norwegian legislation, one of the three Norwegian defined benefit pension plans, outstanding as of December 31, 2006, was terminated on January 1, 2007. The Company accounted for the plan termination as a plan settlement.
The following table summarizes net periodic benefit costs for the Company’s Norwegian pension plans (in thousands):

	Successor Company			Predecessor Company
			Period from	Period from
			March 15, 2005	January 1, 2005
	Years Ended		through	Through
	December 31,		December 31,	March 14,
	2007	2006	2005	2005
Components of Net Periodic Benefit Cost
Service cost	$721	$637	$944	$88
Interest cost	251	207	129	33
Return on plan assets	(273)	(236)	(225)	(52)
Social security contributions	66	176	46	12
Recognized net actuarial loss	50	36	8	2

Net periodic benefit cost	$815	$820	$902	$83

     The following table presents the funded status of the pension plans (in thousands):

	As of December 31,
	2007	2006

Reconciliation of funded status:
Projected benefit obligation	$(6,249)	$(5,411)
Fair value of plan assets	6,171	5,946

(Under) over funded status	$(78)	$535

Accumulated benefit obligation	$4,621	$4,488

Amount recognized in the consolidated balance sheets:
Noncurrent other assets	$183	$675
Noncurrent liabilities	273	140
Accumulated other comprehensive loss, net	(915)	(708)

Net amount recognized	$(459)	$(107)

Items included in accumulated other comprehensive income and not yet recognized in net periodic benefit cost:
Unrecognized net actuarial loss	$1,196	$876
Social security obligations	57	80

	$1,253	$956

Amounts in accumulated other comprehensive income expected to be recognized in 2008 as components of pension expense:
Net actuarial loss	$55	$47
Social security obligations	3	5

	$58	$52

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

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		March 15, 2005 to	March 1, 2005 to
	2007	2006	December 31, 2005	March 14, 2005
Weighted-Average Assumptions
Discount rate	4.70%	4.50%	4.50%	4.50%

Return on plan assets	5.50%	5.50%	5.50%	5.50%

Rate of compensation increase	4.50%	4.50%	3.30%	3.30%
The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments. The Company’s asset allocations were as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		March 15, 2005 to	March 1, 2005 to
	2007	2006	December 31, 2005	March 14, 2005
Equity securities	25%	30%	22%	18%
Debt Securities	59%	55%	43%	49%
Property and other	16%	15%	35%	33%

All asset categories	100%	100%	100%	100%

The Company expects to make contributions of $0.8 million in 2008 under the Norwegian plans. Based on the assumptions used to measure the Company’s Norwegian pension benefit obligations under the Norwegian plans, the Company expects that benefits to be paid over the next five years will be as follows (in thousands):

Year Ending December 31,

2008	$300
2009	321
2010	346
2011	355
2012	409

Years 2013 — 2017	$2,387

United Kingdom Pension Plan — Substantially all of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. Plan actuarial valuations are determined every three years. The most recent actuarial valuation was completed in 2006 which resulted in a funding deficit of approximately $1.6 million, reflected in other liabilities in the consolidated balance sheet as of December 31, 2007.
During the years ended December 31, 2007 and 2006 and the period from March 15, 2005 though December 31, 2005, the Company recognized costs of $0.6 million, $1.1 million, and $0.5 million, respectively, for the MNOPF Plan, representing assessments of current obligations to the MNOPF Plan.
14. Minority owned consolidated subsidiary
On June 30, 2006, the Company entered into a long term shareholders agreement with a wholly owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia. As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited (“EMSL”), located in Hong Kong. The Company owns a 49% interest in EMSL, and COSL owns a 51% interest.
EMSL is managed pursuant to the terms of its shareholders agreement which provides for equal representation for COSL and the Company on the board of directors and in management. In exchange for its 49% interest in EMSL, the Company agreed to contribute 14 vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels EMSL paid the Company approximately $17.9 million, $3.5 million of which is held in escrow until the second closing. Of the 14 vessels contributed to EMSL, five Gulf class supply vessels are operating in China under bareboat arrangements between COSL and EMSL, another eight will be bareboated by us until planned mobilizations to China during 2008, and the remaining vessel will be bareboated by us until the expiry of an existing contract. Upon expiry of bareboat arrangements with the Company, those five vessels will also be targeted for operations in Southeast Asia markets by EMSL. In connection with the second closing, which has now occurred, another two Gulf class supply vessels are operating in China under bareboat arrangements between COSL and EMSL and the remaining two vessels in EMSL’s fleet have been targeted for operations in Southeast Asia markets.
There is potential for the Company to provide subordinated financial support as required per the shareholders agreement to fund, in proportion to the shareholders’ respective ownership percentages, project start-up costs associated with the development and establishment of EMSL to the extent they exceed the working capital of EMSL. Under the rules of FIN 46, “Consolidation of Variable Interest Entities”, because of the potential for disproportionate economic return, the Company presents the financial position and results of operations of EMSL on a consolidated basis.
For the years ended December 31, 2007 and 2006, the partner’s share of EMSL’s loss was approximately $3.2 million and $2.3 million, respectively, which is recorded as a component of “Noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Consolidated Statements of Income.
At June 30, 2006 the Company contributed marine vessels and other assets to EMSL with a historical book value of $30.9 million. COSL contributed $20.9 million, of which $17.9 million was then paid to Trico. At formation, EMSL’s assets totaled $33.9 million. A $3.6 million gain was generated by the Company based on the difference between the cash proceeds of $20.9 million and 51% of the book value of the EMSL’s assets. The Company recorded the $3.6 million as additional paid-in-capital and decreased the non-controlling interest on the consolidated balance sheet.

Presented below is EMSL’s condensed balance sheets (in thousands).

	As of December 31,
	2007	2006
ASSETS

Current assets	$3,410	$4,360
Property & Equipment, net	22,263	24,791

Total Assets	$25,673	$29,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$7,172	$4,394
Stockholders’ Equity	18,501	24,757

Total liabilities and stockholders’ equity	$25,673	$29,151

Presented below is EMSL’s statements of operations (in thousands).

	Years Ended
	December 31,
	2007	2006
Bareboat charter hire revenues	$699	$
Intersegment revenues	3,766		1,899

Vessel Revenues	4,465		1,899

Operating Expenses:

Direct vessel operating expenses	6,035		4,083
Depreciation expense	2,705		2,059
General and Administrative	2,026		243

Total operating expense	10,766		6,385
Operating loss	(6,301)		(4,486)
Miscellaneous income	47		9

Net loss	$(6,254)		$(4,477)

The Company has a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”) which it consolidates because management has the ability to directly make decisions about the entities activities. For the years ended December 31, 2007 and 2006, the partner’s share of NAMESE’s profits was approximately $0.8 and $0.3 million, respectively, which reduced “noncontrolling interest in loss of a consolidated subsidiary” on the Company’s Consolidated Statements of Operations.
Below is a reconciliation of the Company’s noncontrolling interest on its Consolidated Balance Sheets (in thousands):

	As of December 31,
	2007	2006
Noncontrolling interest capital contribution	$20,910	$20,910
Additional Paid in Capital	(3,615)	(3,615)
Noncontrolling interest’s loss in EMSL	(5,473)	(2,283)
Noncontrolling interest’s income in NAMESE	1,056	298

Noncontrolling interest	$12,878	$15,310

15. Commitments and Contingencies
Litigation — In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under the Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s various insurance policies. At December 31, 2007 and 2006, the Company accrued for liabilities in the amount of approximately $2.5 million and $3.1 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
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
On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On November 22, 2006, the Bankruptcy Court denied plaintiff’s motion. Plaintiffs moved for reargument of the Court’s decision and on January 16, 2007 the Bankruptcy Court denied that motion.
A limited evidentiary hearing was held on May 21, 2007. On August 23, 2007, the Court held that the Debtors did not provide any inaccurate information to the Court, and dismissed all of plaintiff’s claims on the merits. Plaintiffs are appealing the decision. We believe that the plaintiffs’ allegations are without merit as the Court has already held, and we intend to defend the appeal vigorously.
Brazilian Tax Assessments — On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 27.0 million Reais ($15.2 million at December 31, 2007). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.9 million Reais ($1.6 million at December 31, 2007). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
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
Construction Commitments — At December 31, 2007, we had total construction commitments of $277.9 million for the construction of 11 vessels, of which $78.6 million had been paid as of December 31, 2007, and $156.1 million and $43.2 million are expected to be paid in 2008 and 2009, respectively, based on anticipated delivery schedules which are subject to potential delays. The total purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery.

Operating Leases — On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale and lease back of three crew boats. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Master Charter contains covenants that require the Company to post an additional letter of credit if the S&P credit rating for the Company drops below B-. To satisfy the additional security provision, the Company provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million in cash deposits pursuant thereto in lieu of letters of credit in June 2004. The deposits have been classified as non-current “Other assets” in the accompanying consolidated balance sheet.
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
Future minimum payments under non-cancelable operating leases, with terms in excess of one year in effect at December 31, 2007, were $1.9 million, $1.9 million, $1.7 million, $1.5 million, $1.4 million and $1.7 million for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and subsequent years, respectively. Operating lease expense in 2007, 2006 and 2005 were $2.7 million, $1.7 million, and $1.5 million, respectively.
16. Fair Value of Financial Instruments and Market Risks
The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Cash, cash equivalents and accounts receivable: The carrying amounts approximate fair value due to the short-term nature of these instruments.
Debt: The carrying amounts of the Company’s variable rate debt approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company’s fixed rate debt is based on quoted market prices, where available, or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements as of the balance sheet date. The carrying amounts and fair values of debt, including accrued interest were as follows (in thousands):

	2007	2006
Carrying amount	$160,545	$9,863
Fair value	$173,655	$9,900
Political Risk: The Company is exposed to political or country risks inherent in doing business in some countries. These risks may include actions of governments (especially those newly appointed) and contract loss. The Company considers these risks carefully in connection with its investing and operating activities.
Foreign Currency Risk: The Company’s international operations are subject to certain risks, including currency fluctuations and government actions. Exposures primarily relate to assets and liabilities denominated in foreign currencies as well as the risk that currency fluctuations could affect the dollar value of future cash flows generated in foreign currencies. To mitigate this risk in the future, the Company may consider utilizing short-term forward contracts to minimize the exposure to foreign currency risk. There were no contracts outstanding at December 31, 2007 or 2006.
17. Segment and Geographic Information
The Company is a worldwide provider of marine support vessels to the offshore oil and gas industry. We define our reportable business segments based on geographical area, consisting of (i) U.S. Gulf of Mexico, (ii) the North Sea, (iii) West Africa, and (iv) Other (comprising Mexico, Brazil, and Southeast Asia). Reportable segment information is prepared on the same basis as the Company’s consolidated financial statements, except that segment information includes intersegment revenues, receivables and payables, and investments in consolidated subsidiaries. Segment information is as follows (in thousands):

Successor Company
Year Ended December 31, 2007	U.S.	North Sea		West Africa	Other	Totals
Revenues from external customers	$65,784	$141,315	(1)	$37,671	$11,338	$256,108
Intersegment revenues	82	—		1,841	3,766	5,689
Operating income (loss)	7,041	63,802		6,274	(10,487)	66,630
Interest income	10,766	3,269		2	95	14,132
Interest expense	3,148	—		—	110	3,258
Depreciation and amortization expense	5,722	12,980		3,332	2,337	24,371
Income tax expense	12,997	(1,853)		831	1,384	13,359
Long-lived assets	42,840	399,059		20,583	11,132	473,614
Segment total assets	56,381	578,284		23,022	24,057	681,744
Capital expenditures	18,322	228,184		—	—	246,506

Year Ended December 31, 2006	U.S.		North Sea		West Africa	Other	Totals
Revenues from external customers	$102,831		$106,435	(1)	$27,727	$11,724	$248,717
Intersegment revenues	2,249		1,206		693	—	4,148
Operating income (loss)	42,087	(2)	47,244		5,976	(6,917)	88,390
Interest income	2,706		1,446		3	43	4,198
Interest expense	554		732		—	—	1,286
Depreciation and amortization expense	8,000		11,953		2,773	2,272	24,998
Income tax expense	18,241		13,078		1,848	556	33,723
Long-lived assets	38,290		164,908		19,343	9,307	231,848
Segment total assets	132,739		256,430		21,088	25,065	435,322
Capital expenditures	12,369		6,291		169	643	19,472

Period from March 15, 2005 through
December 31, 2005	U.S.		North Sea		West Africa	Other	Totals
Revenues from external customers	$50,311		$77,988	(1)	$11,249	$12,851	$152,399
Intersegment revenues	1,329		—		—	—	1,329
Operating income (loss)	4,182	(3)	34,959		502	2,173	41,816
Interest income	530		82		1	2	615
Interest expense	4,491		1,835		—	104	6,430
Depreciation and amortization expense	7,928		9,804		1,335	1,336	20,403
Income tax expense	331		9,169		617	1,147	11,264
Long-lived assets	42,287		157,927		17,881	7,551	225,646
Segment total assets	127,106		186,256		17,881	12,979	344,222
Capital expenditures	804		463		487	60	1,814

Predecessor Company
Period from January 1, 2005 through
March 14, 2005	U.S.	North Sea	West Africa	Other	Totals
Revenues from external customers	$8,171	$16,528	$1,980	$3,207	$29,886
Operating income (loss)	(2,996)	4,220	278	(623)	879
Interest income	14	36	—	—	50
Interest expense	1,313	608	—	19	1,940
Depreciation and amortization expense	3,724	3,973	468	593	8,758
Income tax expense	—	1,047	—	—	1,047
Long-lived assets(4)	65,347	168,297	27,292	9,512	270,448
Segment total assets	95,777	208,499	27,546	13,170	344,992
Capital expenditures	424	1,701	7	92	2,224

(1)	Includes $0.9 million, $4.3 million and $10.1 million in non-cash deferred revenues for the years ended December 31, 2007 and 2006 and the period from March 15, 2005 through December 31, 2005.

(2)	Includes $3.2 million charge on loss on assets held for sale related to the impairment of the SWATH vessel.

(3)	Includes $2.2 million charge on loss on assets held for sale related to the impairment of the SWATH vessel.

(4)	Includes property and equipment and deferred marine inspection costs.
No individual customer represented more than 10% of consolidated revenues for the years ended December 31, 2007, 2006 and 2005.
18. Quarterly Financial Data (Unaudited)
The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2007
Total revenues	$61,969	$58,710	$70,446	$64,983
Operating income	20,783	5,291	22,310	18,246
Net income (1)	$14,584	$4,434	$13,177	$30,736
Earnings per common share:
Basic	$0.99	$0.30	$0.90	$2.15
Diluted	$0.95	$0.29	$0.87	$2.08

Year ended December 31, 2006
Total revenues	$51,832	$61,456	$68,537	$66,892
Operating income	19,553	20,249	23,961	24,627
Net income	$12,378	$12,139	$17,821	$16,386
Earnings per common share:
Basic	$0.85	$0.83	$1.22	$1.12
Diluted	$0.82	$0.80	$1.17	$1.07

(1)	The Company continued to recognize taxes on its earnings of the Norwegian Shipping tax regime subsidiary ($10.3 million was recognized through September 30, 2007). As a result of recent changes in Norwegian tax laws, enacted in December 2007, the deferred taxes recognized on earnings generated after January 1, 2007 and through the date of enactment are exempt from taxation, requiring the Company to reverse the associated deferred tax liability through September 30, 2007. The reversal of the deferred tax liability results in a net reduction to income tax expense of $2.8 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 includes all of our businesses except for Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), which was acquired on November 23, 2007. The acquired Active Subsea business constituted approximately $247.6 million of total assets as of December 31, 2007, with no revenue or significant income from operations for the year then ended. In accordance with guidance issued by the Securities and Exchange Commission, our management is permitted to exclude Active Subsea from its assessment as of December 31, 2007.
The effectiveness of our internal controls over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
Reference is made to Part II, Item 8 hereof.
(2) Financial Statement Schedules
Valuation and Qualifying Accounts
(b) Exhibits
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

Trico Marine Services, Inc. (Registrant)
By:	/s/ Joseph S. Compofelice
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Compofelice Joseph S. Compofelice	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2008

/s/ Geoff A. Jones Geoff A. Jones	Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ James S. Katosic James S. Katosic	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2008

/s/ Per Staehr Per Staehr	Director	February 25, 2008

/s/ Richard A. Bachmann Richard A. Bachmann	Director	February 25, 2008

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	February 25, 2008

/s/ Myles W. Scoggins Myles W. Scoggins	Director	February 25, 2008

/s/ Kenneth M. Burke Kenneth M. Burke	Director	February 25, 2008

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Years ended December 31, 2007, 2006 and
For the Periods ended March 15, 2005 through December 31, 2005 and January 1, 2005 through March 14, 2005
(in thousands)

		Charged
	Balance at	(Credited)	Charged		Balance at
	beginning	to costs and	to other	Recoveries	end of
Description	of period	expenses	accounts	(Deductions)	period
Successor Company

2007
Valuation allowance on deferred tax assets:	$36,699	$3,602	$(8,641)	$729	$32,389
Allowance for doubtful accounts — trade	$1,846	$78	$658	$(1,323)	$1,259
Allowance for doubtful accounts — non-trade	$618	$—	$(618)	$—	$—

2006
Valuation allowance on deferred tax assets:	$43,824	$—	$(16,442)	$9,317	$36,699
Allowance for doubtful accounts — trade	$1,396	$616	$25	$(191)	$1,846
Allowance for doubtful accounts — non-trade	$—	$618	$—	$—	$618

Period from March 15, 2005 through December 31, 2005
Valuation allowance on deferred tax assets:	$104,221	$—	$—	$(60,397)	$43,824
Allowance for doubtful accounts — trade	$724	$738	$—	$(66)	$1,396

Predecessor Company

Period from January 1, 2005 through March 14, 2005
Valuation allowance on deferred tax assets:	$70,020	$34,201	$—	$—	$104,221
Allowance for doubtful accounts — trade	$1,233	$448	$12	$(969)	$724

TRICO MARINE SERVICES, INC.
EXHIBIT INDEX

Exhibit
Number

2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).
2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 10, 2004).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 9, 2007).
3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 10, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 16, 2005).
4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).
4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K/A dated March 21, 2005).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K/A dated March 21, 2005).
10.1*	Trico Marine Services, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 16, 2005).
10.2*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).
10.3*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).
10.4*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).
10.5*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).
10.6*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).
10.7*	Employment Agreement dated as of July 9, 2007, between Trico Marine Services, Inc. and Joseph S. Compofelice (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A dated November 5, 2007).
10.8*	Schedule of Director Compensation Arrangements (1)
10.9*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Geoff A. Jones (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q dated November 4, 2005).
10.10*	Description of amendment to Employment Agreement of Geoff A. Jones, effective as of March 21, 2007 (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q dated November 4, 2005).
10.11*	Employment Agreement dated as of September 1, 2005, between Trico Marine Services, Inc. and Trevor Turbidy (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q dated November 4, 2005).
10.12*	Shipbuilding Contract 2000, dated as of March 31, 2006, by and between Trico Shipping A S and Solstrand AS (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated April 6, 2006).
10.13*	Employment Agreement, effective as of May 8, 2006, by and between Trico Marine Services, Inc. and

Exhibit
Number

Larry D. Francois (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2006).
10.14*	Amended and Restated Employment Agreement, effective as of July 1, 2006, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 6, 2006).
10.15*	Description of amendment to Amended and Restated Employment Agreement of Rishi A. Varma, effective as of March 21, 2007. (1)
10.16*	Shareholders Agreement, dated as of December 20, 2005, by and between Trico Marine Services (Hong Kong) Limited and China Oilfield Services Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2006).
10.17*	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).
10.18	Amended to the Shareholders Agreement, dated as of June 29, 2006, by and among Trico Marine Services (Hong Kong) Limited, China Oilfield Services Limited and Eastern Marine Services Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 6, 2006).
10.19	Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated September 8, 2006).
10.20*	Amended and Restated Employment Agreement dated as of January 23, 2007, between Trico Marine Services, Inc. and D. Michael Wallace (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 29, 2007).
10.21*	Trico Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2006).
10.22	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 2, 2007).
10.23	Registration Rights Agreement, by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated March 2, 2007).
10.24	Stock Purchase Agreement, by and between Trico Marine Services, Inc. and Kistefos AS, dated August 9, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 13, 2007).
10.25	Letter Agreement, by and between Trico Marine Services, Inc. and Kistefos AS, dated August 29, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 29, 2007).
10.26	Rights Agreement, dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 9, 2007).
10.27	Change of control letter agreement, dated as of January 23, 2007, by and between Trico Marine Services, Inc. and Tomas Salazar. (1)
14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K dated March 16, 2005).
21.1	Subsidiaries of the Company.(1)
23.1	Consents of experts and counsel.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A) and Rule 15D-14(A) of the Securities Exchange Act, as amended.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(A) and Rule 15D-14(A) of the Securities Exchange Act, as amended.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. §1350. (1)

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith