Form 10-Q
period 2008-03-31
TRICO MARINE SERVICES INC
filed 2008-05-02
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 31, 2008 was 15,497,014.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED March 31, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$143,153	$131,463
Restricted cash	1,119	4,747
Accounts receivable, net	53,298	47,253
Prepaid expenses and other current assets	5,539	5,023
Assets held for sale	1,500	3,786

Total current assets	204,609	192,272

Property and equipment:
Land and buildings	42	117
Marine vessels	301,932	285,656
Construction-in-progress	297,272	255,749
Transportation and other	2,467	3,574

	601,713	545,096
Less accumulated depreciation and amortization	(80,744)	(71,482)

Net property and equipment	520,969	473,614

Restricted cash — noncurrent	3,844	3,813
Other assets	13,079	12,045

Total assets	$742,501	$681,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$5,258	$3,258
Accounts payable	12,742	15,480
Accrued expenses	19,475	22,896
Accrued insurance reserve	2,009	2,508
Accrued interest	1,130	2,152
Foreign taxes payable	4,926	4,627
Income taxes payable	1,172	1,347

Total current liabilities	46,712	52,268

Long-term debt, including premium	167,273	157,287
Foreign taxes payable	68,966	64,777
Deferred revenues on unfavorable contracts	544	599
Other liabilities	3,938	3,713

Total liabilities	287,433	278,644

Noncontrolling interest	12,651	12,878

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized and 15,497,014 and 15,013,076 shares issued outstanding at March 31, 2008 and December 31, 2007, respectively	155	150
Warrants — Series A	1,640	1,645
Warrants — Series B	—	632
Additional paid-in capital	260,614	245,134
Retained earnings	152,512	141,611
Accumulated other comprehensive income, net of tax	45,100	18,654
Treasury stock, at cost	(17,604)	(17,604)

Total stockholders’ equity	442,417	390,222

Total liabilities and stockholders’ equity	$742,501	$681,744

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues:
Charter hire	$58,138	$60,667
Other vessel income	1,037	1,302

Total revenues	59,175	61,969

Operating expenses:
Direct vessel operating expenses	32,994	31,409
General and administrative	10,767	7,148
Depreciation and amortization	6,747	5,466
Gain on sales of assets	(2,837)	(2,837)

Total operating expenses	47,671	41,186

Operating income	11,504	20,783

Interest income	1,578	2,718
Interest expense, net of amounts capitalized	—	(783)
Foreign exchange gain (loss)	1,267	(466)
Other loss, net	(323)	(375)

Income before income taxes and noncontrolling interest in consolidated subsidiary	14,026	21,877
Income tax expense	2,284	8,944

Income before noncontrolling interest in (income) loss of consolidated subsidiary	11,742	12,933

Noncontrolling interest in (income) loss of consolidated subsidiary	(841)	1,651

Net income	$10,901	$14,584

Earnings per common share:
Basic	$0.76	$0.99

Diluted	$0.73	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three months ended March 31,
	2008	2007
Net income	$10,901	$14,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,747	5,580
Amortization of non-cash deferred revenues	(89)	(208)
Deferred income taxes	2,103	8,115
Gain on sales of assets	(2,837)	(2,837)
Provision for doubtful accounts	—	(19)
Stock based compensation	844	637
Noncontrolling interest in income (loss) of consolidated subsidiary	841	(1,651)
Change in operating assets and liabilities	(12,902)	2,107

Net cash provided by operating activities	5,608	26,308

Cash flows from investing activities:
Purchases of property and equipment	(31,892)	(4,221)
Proceeds from sales of assets	5,123	4,533
Purchases of available-for-sale securities	—	(27,473)
Decrease in restricted cash	3,661	153

Net cash used in investing activities	(23,108)	(27,008)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	30
Net proceeds from exercises of warrants and options	11,901	—
Proceeds from issuance of debt	12,000	150,000
Debt issuance costs	(273)	(4,804)

Net cash provided by financing activities	23,628	145,226

Effect of exchange rate changes on cash and cash equivalents	5,562	1,301

Net increase in cash and cash equivalents	11,690	145,827

Cash and cash equivalents at beginning of period	131,463	114,173

Cash and cash equivalents at end of period	$143,153	$260,000

Supplemental information:
Income taxes paid	$219	$1,023
Interest paid	$2,194	$—
Noncash investing and financing activities — interest capitalized	$1,172	$—
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring items considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. Recent Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until fiscal years beginning after November 15, 2008. The Company believes this deferral may apply to potential future business combinations and impairments of long-lived assets both of which are non-recurring in nature. The Company partially adopted SFAS No. 157 as of January 1, 2008, as it relates to financial assets and liabilities. The adoption did not impact the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS No.159 on January 1, 2008. The adoption did not impact the consolidated financial statements.

2. Recent Accounting Standards (continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 inasmuch as all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations. The Company is currently evaluating what, if any, impact the adoption of SFAS No. 141(R) might have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-amendments of ARB No. 51” (“FAS No. 160”). FAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating what, if any, impact the adoption of SFAS No. 160 might have on its consolidated financial statements.
     On March 26, 2008, the FASB agreed to bring FASB Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (the “FSP” or “ABP 14-a”) to a formal vote for final issuance, retaining the principles as proposed in the final FSP.  The FASB also decided to add further disclosures for instruments subject to this guidance.  The new rules will change the accounting for convertible debt instruments that permit cash settlement upon conversion, and will apply to the Company’s senior convertible debentures. The FSP will require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We will be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability will be recorded as additional paid-in capital. Effectively, the convertible debt will be required to be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) will be accreted to interest expense over the expected life of the senior convertible notes. We will be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The adoption will not have an impact on the Company’s cash flows. When issued, ABP 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption will not be permitted.  The Company is anticipates that adoption of ABP 14-a will affect its consolidated financial statements although its final evaluation of such impact is still in progress.
3. Sales of Assets
     In February 2008, the Company completed the sale of its Houma, Louisiana facility and recognized a gain on sale of $2.9 million. The company received net proceeds of $4.6 million from the sale of land and buildings which had an aggregate net book value of approximately $1.7 million. Additionally, the Company sold one supply vessel for $0.7 million during the first quarter of 2008. The sale price of the vessel approximated its carrying value. In the first quarter of 2007, the Company sold one crew boat and three supply vessels resulting in a gain of $2.8 million.

     Subsequent to March 31, 2008, the Company sold three crew boats for net proceeds of $1.9 million. The fair value of the vessels sold approximated carrying value.
4. Earnings Per Share
     Earnings per share of common stock was computed based on the following (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Net income	$10,901	$14,584

Weighted-average shares of common stock outstanding:
Basic	14,411	14,693
Add dilutive effect of:
Stock options and nonvested restricted stock	133	198
Warrants	375	391

Diluted	14,919	15,282

Earnings per Common Share:
Basic	$0.76	$0.99

Diluted	$0.73	$0.95

     The calculation of diluted earnings per common share excludes stock options representing rights to acquire 149,000 and 101,400 shares of common stock during the three months ended March 31, 2008 and 2007, respectively, because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
     There were no antidilutive warrants outstanding during the three months ended March 31, 2008 and 2007.
     For the three months ended March 31, 2008, the Senior Convertible Debentures were not dilutive, as the average price of the Company’s common stock was less than the conversion price of the debentures (see Note 9).
5. Warrants to Purchase Common Stock
     Trico Marine Services, Inc. and two of its U.S. subsidiaries emerged from Chapter 11 protection on March 15, 2005 (the “Exit Date”).  On the Exit Date, the Company issued 499,429 Series A Warrants, representing the right to purchase one share of the Company’s new common stock for $18.75, and 499,429 Series B Warrants, representing the right to purchase one share of the Company’s new common stock for $25.00, to each holder of the Company’s old common stock. During the first quarter of 2008, 1,082 Series A Warrants and 471,747 Series B Warrants were exercised for aggregate proceeds of $11.8 million.  During the first quarter of 2007, 27 Series A Warrants and 897 Series B Warrants were exercised for aggregate proceeds of $24,000.  As of March 31, 2008, 494,120 Series A Warrants remained outstanding. On March 17, 2008, 22,241 Series B Warrants expired unexercised and no Series B warrants remain outstanding.

6. Comprehensive Income
     The components of total comprehensive income were as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net income	$10,901	$14,584
Foreign currency translation gain	26,361	3,561
Pension costs	85	—

Total comprehensive income	$37,347	$18,145

     The components of accumulated other comprehensive income were as follows (in thousands):

	As of	As of
	March 31, 2008	December 31, 2007
Cumulative foreign currency translation gains	$45,930	$19,569
Unrecognized pension costs	(830)	(915)

Accumulated other comprehensive income	$45,100	$18,654

7. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 12 to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Net income for the three months ended March 31, 2008 and 2007 included $0.8 million and $0.6 million, respectively, of stock-based compensation costs all of which are included in general and administrative expenses in the condensed consolidated statements of income. As of March 31, 2008, there was $7.3 million of total unrecognized compensation costs related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.83 years, of which $3.1 million of total stock-based compensation is expected for the year ended December 31, 2008.
     On February 13, 2008, the Company granted stock option and restricted stock awards to executives, certain key employees, and to one director as his initial award for joining the Board of Directors as follows:
Restricted Stock

Number of		Grant-Date
Shares Granted	Vesting Period	Fair Value
120,756	3 years (1)	$32.16	(4)
59,477	3 years (subject to market conditions) (2)	$20.32	(3)
3,109	30 days from date of grant (5)	$32.16	(4)

183,342

(1)	Forfeiture restrictions lapse at the end of the three-year period ending on the anniversary of date of grant. The grant-date fair value was based the Company’s closing stock price on the date of grant.

(2)	Forfeiture restrictions lapse only upon the occurrence of certain conditions as follows:

If the average three-year stock price of the Company over the period ending on the third anniversary of the date of grant is: (a) less than $34.43, none of the shares will vest; (b) $34.43 or greater but less than $40.54, from 20% up to a certain percentage of the shares less than 100% calculated based on linear interpolation, will vest; and (c) $40.54 or greater, 100% of the shares will vest, or

If the Company’s closing stock price during any consecutive 20-day period, after the first anniversary of the award, equals or exceeds $42.53, all shares become immediately vested.

7. Stock-Based Compensation (continued)

(3)	The grant-date fair value of the restricted stock was calculated using a lattice valuation model which incorporated various assumptions. The valuation determined various probabilities of vesting which were incorporated into the grant-date fair value. A derived service period (requisite service period) was also calculated reflecting a median of 1.31 years.

(4)	Grant-date fair value of award is based on the Company’s closing stock price on the date of grant.

(5)	Granted to a new director upon his election to the Board of Directors of the Company.
Stock Options

Number of			Grant-Date
Options Granted	Vesting Period	Exercise Price	Fair Value
5,000	3 years	$32.16	$10.36
One-third of these options vest on each anniversary date of grant beginning February 13, 2009. The grant-date fair value was estimated using a Black-Scholes option valuation model which incorporated the following assumptions: expected term of 4.5 years; expected volatility of 33.0%; risk-free interest rate of 2.90%; no expected dividend distributions.
8. Taxes
     The Company’s income tax expense for the three months ended March 31, 2008 and 2007 is $2.3 million and $8.9 million, respectively. The income tax expense for each period is primarily associated with the Company’s U.S., state and foreign taxes. The Company’s effective tax rate of 16.3% for the period ending March 31, 2008 differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings, and state and foreign taxes. Also impacting the Company’s effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the quarter. The Company’s March 31, 2007 effective tax rate of 38% differs slightly from the statutory rate primarily due to state and foreign taxes.
     As of March 31, 2008, the Company has approximately $95.7 million of net operating losses, of which $2.0 million is post reorganization, that are scheduled to expire at various periods through 2024. A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. To date, the Company has released approximately $27.5 million of the valuation allowance related to the preconfirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account.
     Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of March 31, 2008. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced. If the Company’s U.S. operations continue to be profitable, it is possible we will release the valuation allowance at some future date.
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Norway, Mexico, Brazil, Nigeria, Angola, Hong Kong, China, and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

8. Taxes (continued)
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance. For the year ended December 31, 2007, the Company recognized $2.2 million in uncertain tax positions and $1.1 million in penalties and interest. During the three months ended March 31, 2008, the Company recognized $0.2 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process. This new tonnage tax regime is applied retroactively to January 1, 2007 forward and is similar to other EU tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage based tax. Unlike the previous regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $49.4 million at March 31, 2008) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $24.8 million at March 31, 2008) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.
     The Company’s policy under the previous regime was to recognize the deferred taxes associated with the earnings of our Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($77.5 million at March 31, 2008). As a result of the enactment, the accumulated untaxed shipping profits were calculated pursuant to the transitional rules and determined to be NOK 377 million ($74.2 million at March 31, 2008). The Company adjusted its liability and recognized a foreign tax payable of $69.4 million and a tax benefit in earnings of $2.8 million in 2007 related to the change.
     On October 1, 2007, the Mexican Government enacted substantial changes to its tax system. The new tax law became effective on January 1, 2008. Of particular importance is the law’s introduction of a flat tax (known as IETU), which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. The Company believes that this flat tax is an income tax and should be accounted for under FASB Statement No. 109, Accounting for Income Taxes. In addition, the Company filed a claim with the Mexican judicial system challenging the constitutionality of this tax.

9. Debt
     The Company’s debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
3.00% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	$150,000	$150,000
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014, collateralized by two marine vessels	8,174	8,174
US Revolving Credit Facility Agreement, bearing interest at LIBOR plus an applicable margin ranging from 1.25% to 1.75%, maturing January 2011	10,000	—
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR(1) plus a margin of 0.08%	4,000	2,000
Fresh-start debt premium(2)	357	371

Total debt	172,531	160,545
Less current maturities	(5,258)	(3,258)

Long-term debt, including premium	$167,273	$157,287

(1)	The three-month London inter-bank offered rate (“LIBOR”) for the period ended March 31, 2008 and December 31, 2007 was 2.69% and 4.7%, respectively..

(2)	During the application of fresh-start accounting in March 2005, resulting from the Company’s emergence from Chapter 11 protection, the Company recorded a fair-value adjustment to its fixed rate 6.11% Notes of approximately $0.5 million as a result of current interest rates being lower than the Company’s stated interest rates on its fixed-rate debt. Fair value was determined using discounted future cash flows based on quoted market prices, where available, on its current incremental borrowing rates for similar types of borrowing arrangements as of the exit date of emergence from Chapter 11. This premium is being amortized over the remaining life of the debt using the effective interest rate method, which will lower future interest expense.
Senior Convertible Debentures. In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “Senior Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the Senior Debentures. Net proceeds of the offering were for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.
     The Senior Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025 on any date during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption or (4) upon the occurrence of specified corporate transactions set forth in the indenture governing the Senior Debentures (the “Indenture”). Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances. For the period ending March 31, 2008, the Senior Debentures were nonconvertible.

9. Debt (continued)
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
U.S. Credit Facility. On January 31, 2008, the Company entered into a $50.0 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.75%. Financing fees related to the closing of this facility totaled $0.3 million and are being amortized over the scheduled life of the facility.
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
NOK Revolver. As of March 31, 2008, the Company had no balance outstanding under the NOK Revolver. At March 31, 2008, the NOK Revolver had a total borrowing capacity of NOK 326 million ($64.2 million). The NOK Revolver is subject to schedule reductions of NOK 40 million ($7.9 million) every six months through maturity, with the next such reduction to occur in September 2008. Amounts borrowed under the NOK Revolver bear interest at the Norwegian Interbank Offered Rate, (“NIBOR”), plus 1.0%.
     The NOK Revolver is collateralized by mortgages on nine North Sea class vessels and contains covenants that require the North Sea operating unit to maintain certain financial ratios and places limits on the operating unit’s ability to create liens or merge or consolidate with other entities. The NOK Revolver provides for other covenants, including affirmative and negative covenants with respect to furnishing financial information, insuring our vessels, maintaining the class of our vessels, mortgaging or selling our vessels, borrowing or guaranteeing loans, complying with certain safety and pollution codes, paying dividends, managing our vessels, transacting with affiliates, flagging our vessels and depositing, assigning or pledging our earnings.

Subsea Credit Facility. On April 24, 2008, the Company entered into an eight-year multi-currency revolving credit facility in the amount of $100.0 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel and December 31, 2017. The commitment under facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel and June 30, 2010. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.50%. The facility also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.
10. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Service Cost	$216	$164
Interest Cost	73	53
Return on Plan Assets	(90)	(61)
Social Security Obligations	31	45
Net Actuarial Loss	18	9

Net Periodic Benefit Cost	$248	$210

     For the three months ended March 31, 2008 and 2007, the Company made contributions of $0.4 million and $0.5 million to the Norwegian defined benefit plans.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.1 million for each of the three-month periods ended March 31, 2008 and 2007, respectively.
     Expected contributions for the remaining nine months of 2008, in aggregate for the Norwegian and United Kingdom defined benefit plans, are $0.4 million and $0.3 million, respectively.
11. Commitments and Contingencies
Litigation
Plan of Reorganization Proceeding. In July 2005, Steven and Gloria Salsberg, two holders of our warrants to purchase common stock, commenced an adversary proceeding against the Debtors in the Bankruptcy Court under proceeding number 05-02313 seeking revocation of the Debtors’ confirmed and substantially consummated plan of reorganization. The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company. On January 6, 2006, the Bankruptcy Court granted our motion to dismiss the adversary proceeding. The Bankruptcy Court did grant the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization. On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings. The Debtors filed their response on February 6, 2006. The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.
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

11. Commitments and Contingencies (continued)
     A limited evidentiary hearing was held on May 21, 2007. On August 23, 2007, the Court held that the Debtors did not provide any inaccurate information to the Court, and dismissed all of plaintiff’s claims on the merits. Plaintiffs are appealing the decision. We believe that the plaintiffs’ allegations are without merit as the Court has already held, and we intend to defend the appeal vigorously.
Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 27.0 million Reais ($15.5 million at March 31, 2008). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.9 million Reais ($1.7 million at March 31, 2008). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.
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
     The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business primarily related to employment matters or damage claims. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. Except as discussed above, the Company does not believe that ultimate liability, if any, resulting from any such pending litigation or claims will have a material adverse effect on its financial condition, results of operations or cash flows.

12. Segment Information
     The Company is a worldwide provider of marine support vessels to the offshore oil and gas industry. We define our reportable business segments based on geographical area, consisting of: (i) the U.S. Gulf of Mexico, (ii) the North Sea, (iii) West Africa and (iv) Other (comprising Mexico, Brazil and Southeast Asia).
Selected segment information is as follows (in thousands):
Three months ended March 31, 2008

	U.S.	North Sea	West Africa	Other	Totals
Revenues from external customers(1)	$8,037	$34,747	$10,748	$5,643	$59,175
Intersegment revenues	—	—	—	4,653	4,653
Operating income	(2,566)	13,798	3,144	(2,872)	11,504
Three months ended March 31, 2007

	U.S.	North Sea	West Africa	Other	Totals
Revenues from external customers(1)	$18,117	$30,448	$9,917	$3,487	$61,969
Intersegment revenues(2)	315	590	338	—	1,243
Operating income	7,999	12,981	4,964	(5,161)	20,783

(1)	Includes amortization of non-cash deferred revenues of $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Amounts are eliminated in consolidation.
13. Consolidated Minority Owned Subsidiaries
     On June 30, 2006, the Company entered into a long term shareholders agreement with a wholly owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia. As a result of this agreement, the companies formed a limited liability company, Eastern Marine Services Limited (“EMSL”), located in Hong Kong. The Company owns a 49% interest in EMSL, and COSL owns a 51% interest. The Company presents the financial position and results of operations of EMSL on a consolidated basis. For further discussion see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For the three months ended March 31, 2008, the partner’s share of EMSL’s income was $0.8 million, which is included in noncontrolling interest in consolidated subsidiary on the Company’s consolidated statement of income.
     At December 31, 2007, the Company consolidated its 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”).  The remaining 51% interest is held by  a Company incorporated in Mexico ( the “Partner”).  Effective January 1, 2008, the Company executed an agreement with the Partner providing them with an agency fee that will pay them a per diem rate based on the number of vessels operating in Mexico.   In conjunction with the execution of the agency agreement, the shareholders of NAMESE also agreed to amend the by-laws, which among other things, granted a put option to the Partner enabling them to require Trico to purchase their equity interest in NAMESE at a specified strike price.  Because the Partner can now require Trico to purchase their shares in NAMESE at a specified price via their put option, an event outside of Trico’s control, Partner’s shares are deemed to be mandatorily redeemable pursuant to the requirements of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  Mandatorily redeemable financial instruments must be accounted for as liabilities under FAS 150 at a value based on their estimated redemption amount.  As a result, the Company has recorded a liability of approximately $0.2 million reflecting the estimated redemption amount of Partner’s equity interest, and eliminated Partner’s minority interest in the net assets of NAMESE on the consolidated balance sheet.  The difference between the carrying value of the minority interest and the estimated redemption liability has been reflected as an adjustment to the carrying value of the assets in NAMESE, consistent with step acquisition accounting requirements.  Additionally, because Partner is no longer deemed to hold a residual equity interest in NAMESE, Trico will record 100% of the consolidated profit of NAMESE going forward, with no adjustment for minority interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
CAUTIONARY STATEMENTS
     Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	the results, timing, outcome or effect of pending or potential litigation, our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith;

•	our ability to repatriate cash from foreign operations if and when needed;

•	projected or anticipated benefits from future or past acquisitions;

•	projections involving revenues, operating results, cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and

•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans, financial results and any other statements which are not historical facts.
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
     Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in our 2007 Form 10-K.
Overview
     We are a leading provider of marine support vessels to the offshore oil and gas industry, operating primarily in international markets, with operations in the North Sea, West Africa, Mexico, Brazil, Southeast Asia, and the U.S. Gulf of Mexico. We provide support for the construction, installation, repair and maintenance of offshore and subsea facilities, including the deployment of underwater remotely operated vehicles, the laying of sea floor cable, and trenching services.
     Our revenues are impacted primarily by fleet size and capabilities, day rates and vessel utilization. Day rates and vessel utilization are primarily driven by demand for our vessels, supply of new vessels, customer requirements, our vessel availability and competition.
     Our operating costs are primarily a function of the active fleet size, which excludes our cold-stacked vessels. The most significant of our normal direct operating costs include compensation costs for vessel crews, maintenance and repairs, marine inspection costs, supplies and marine insurance. We are typically responsible for normal operating expenses, while our customers are typically responsible for mobilization expenses, including fuel costs.

Our Outlook
•	Expand our presence in the subsea services markets. We seek to acquire or partner with companies providing subsea services by offering sophisticated vessels and service packages for subsea work. We expect that the resulting contracts will generally produce higher margins and will be longer in duration than those in our traditional towing and supply market. We believe the subsea market is growing at a faster rate and will provide a higher rate of return on new vessel construction than our traditional towing and supply market.

•	Continue to upgrade our fleet. Our upgrade program aims to improve our fleet’s capabilities and reduce its average age by focusing on more sophisticated next generation vessels with broad customer applicability which can be deployed worldwide. Our upgrade program has a specific emphasis on vessels capable of supporting a variety of subsea work. We intend to continue to increase the number of vessels we have working in the subsea market by:
o	purchasing vessels from subsea service companies in return for long-term contracts;

o	constructing purpose-specific vessels for customers under long-term contracts;

o	acquiring companies that own these vessels or have favorable contracts to build such vessels; and

o	converting certain platform supply vessels that can be readily upgraded when current charter contracts expire, through the addition of cranes, moon pools, helidecks and accommodation units to make them more suitable for subsea and/or seismic activities.
•	Continue to focus on international markets. We will continue to capitalize on our experience, personnel and fleet to expand our presence in emerging markets, while leveraging the strengths of our global partners. Our goal is to continue to efficiently deploy our vessels into profitable operations, potentially through the use of joint ventures, and with an emphasis on prudent mobilizations from the Gulf of Mexico to regions that have stronger long-term growth fundamentals, more favorable contracting terms and lower operating cost structures. Consistent with this strategy, we have reduced the number of our vessels in the Gulf of Mexico by more than 70% since 2004, including mobilizing three vessels in the first quarter of 2008.

•	Leverage our global geographic presence to exploit repositioning opportunities. By leveraging the expertise and resources of our global operations, we seek to identify and exploit opportunities to reposition vessels that are underutilized or inefficiently utilized. By moving assets among geographic regions or utilizing vessels in alternative service modes, we believe we can increase profitability.

•	Maintain a conservative financial profile. We use a centralized and disciplined approach to pricing to achieve a balance of spot exposure and term contracts. Our expansion into the subsea market is intended to have a stabilizing influence on our cash flows, resulting from the longer-term contracts more prevalent in that market sector as compared to our traditional towing and supply business. We also intend to maintain our conservative capital structure, which we believe is a prudent financial strategy in our highly cyclical industry.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flow, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income) before interest, income taxes, depreciation and amortization, gains (loss) on sales of assets, stock based compensation, other income (loss) and noncontrolling interest in (income) loss of a consolidated subsidiary.

     Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
     We believe that the GAAP financial measure that our non-GAAP adjusted EBITDA financial measure most directly compares to is operating income. Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income (loss), cash flow, provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
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
     The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Three months ended March 31,
	2008	2007
Net income	$10,901	$14,584
Depreciation and amortization	6,747	5,466
Amortization of non-cash deferred revenues	(87)	(208)
Interest expense	—	783
Income tax expense	2,284	8,944
Stock-based compensation	844	637
Gain on sale of assets	(2,837)	(2,837)
Interest income	(1,578)	(2,718)
Foreign currency exchange (gain) loss	(1,267)	466
Amortization of deferred financing costs and other	323	375
Noncontrolling interest in income (loss) of consolidated subsidiary	841	(1,651)

Adjusted EBITDA	$16,171	$23,841

     The following table reconciles adjusted EBITDA to operating income (in thousands):

	Three months ended March 31,
	2008	2007
Adjusted EBITDA	$16,171	$23,841
Gain on sale of assets	2,837	2,837
Stock-based compensation	(844)	(637)
Depreciation and amortization	(6,660)	(5,258)

Operating income	$11,504	$20,783

Results of Operations
     The average day rates, utilization for our vessels and average number of vessels, by vessel class is broken out between our Towing and Supply operations and our Subsea operations.  Average day rates are calculated before the effect of amortization of deferred revenue on unfavorable contracts.  Charter hire revenue for the first quarter of 2008 was down $2.5 million from the first quarter of 2007, primarily due to weakening day rates in the OSV vessel category in the Gulf of Mexico.

	Month of	Three months ended March 31,
	April 2008	2008	2007
Average Day Rates

Towing and Supply
AHTSs(1)	$31,035	$39,373	$32,189
PSVs	17,734	17,959	18,540
OSVs	7,692	7,163	9,755
Crew/Line	5,797	5,879	5,373

Subsea
SPSVs	$23,235	$18,709	$17,864

Utilization

Towing and Supply
AHTSs(1)	76%	87%	92%
PSVs	91%	91%	91%
OSVs	83%	77%	69%
Crew/Line	53%	54%	83%

Subsea
SPSVs	68%	94%	90%

Average number of Vessels

Towing and Supply
AHTSs(1)	6.0	6.0	6.0
PSVs	7.0	7.0	7.0
OSVs	38.0	38.2	39.5
Crew/Line	6.2	7.0	8.0

Subsea
SPSVs	5.0	5.0	5.0

(1)	Anchor handling, towing and supply vessels.
Towing and Supply Vessels. AHTS revenues increased $2.7 million in the first quarter 2008 compared to the first quarter of 2007 due to stronger day rates which more than offset a five percentage point decline in utilization.  PSV revenues remained relatively stable in the first quarter of 2008 compared to the first quarter of 2007 as day rates were modestly lower and utilization remained consistent period over period.  OSV revenues were down $4.9 million due to reduced day rates, offset by slightly higher utilization in the Gulf of Mexico.

Subsea Vessels. Our Subsea vessel revenues were up $0.8 million over the first quarter of last year as both day rates and utilization were higher.
     The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Revenues.  Charter hire revenues of $58.1 million decreased $2.5 million for the first quarter of 2008 compared to the same period a year ago primarily due to significantly lower day rates on our offshore supply vessels working in the Gulf of Mexico.  We remain committed and continue to redeploy vessels to emerging international markets to increase utilization and to stabilize and/or increase our future cash flow.  During the first quarter of 2008, three supply vessels were mobilized from the Gulf of Mexico, including two to Southeast Asia and one to West Africa. We also sold one supply vessel previously operating in the Gulf of Mexico.
     Other vessel income of $1.0 million decreased $0.3 million in the first quarter of 2008 compared to the same period a year ago primarily as a result of revenue generated by the early termination of a charter hire contract in 2007.
Direct Operating Expenses.  Direct vessel operating expenses of $33.0 million increased $1.6 million in the first quarter of 2008 compared to the first quarter of 2007, primarily due to continued mobilization of our fleet to international locations, weakening of the U.S. dollar which increases the dollar equivalent cost of our international businesses, and increased repair and maintenance costs on some of our older supply vessels.
General & Administrative Expenses.  General and administrative expenses of $10.8 million increased $3.6 million for the first quarter of 2008 compared to the first quarter of 2007, primarily due to expanding our operations across West Africa, changes in management personnel throughout the Company, and the impact of European currencies’ continuous strengthening against the U.S. dollar.
Depreciation and Amortization Expense.  Depreciation and amortization expense of $6.7 million increased $1.3 million in the first quarter of 2008 compared to the same period a year ago primarily due to the strengthening of the Norwegian Kroner increasing the dollar value of our North Sea vessels and the subsequent depreciation expense.
Gain on Sale of Assets.  Gain on sale of assets for the first quarter of 2008 of $2.8 million was primarily related to the February 2008 sale of the land and buildings comprising our Houma, Louisiana facility  Gain on sale of assets for the first quarter of 2007 of $2.8 million reflected the sale of four vessels.
Interest Expense.  Interest expense decreased $0.8 million for the first quarter 2008 compared to the first quarter of 2007, as we are capitalizing interest of $1.2 million on the 11 vessels that we have under construction for the three months ended March 31, 2008.
Interest Income.  Interest income of $1.6 million decreased $1.1 million in the first quarter of 2008 compared to the same period a year ago.  The 2007 period included interest income from our investments in available-for-sale securities which were sold in late 2007 to partially fund our acquisition of Active Subsea.
Income Tax Expense. Consolidated income tax expense in the first quarter of 2008 was $2.3 million, which is primarily related to the income generated by our U.S., West African and Norwegian operations.  The Company’s first quarter 2008 effective tax rate of 16.3% differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings, and state and foreign taxes. Also impacting the Company’s effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the quarter. We recorded income tax of $8.9 million in the first quarter of 2007, which was primarily related to income generated by our U.S. and Norwegian operations.  The Company’s first quarter 2007 estimated tax expense was later reduced significantly due to tax legislation changes made in Norway during the fourth quarter of 2007.

Noncontrolling Interest in Consolidated Subsidiary.  The noncontrolling interest in the income of our consolidated subsidiary of $0.8 million for the first quarter of 2008 represents the noncontrolling interest’s share of EMSL’s income.  In 2007 there were significant start up costs associated with EMSL primarily as a result of dry-dock completions and mobilization of five cold-stacked vessels.
Liquidity and Capital Resources
Debt
Senior Convertible Debentures.  In February 2007, we issued $150.0 million of our Senior Debentures. The Senior Debentures are convertible into cash and, if applicable, shares of the our common stock, par value $.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their Senior Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of Senior Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the Senior Debentures have been called for redemption or (4) upon the occurrence of specified corporate transactions set forth in the Indenture. Holders may also convert their Senior Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture), we will increase the conversion rate for a holder who elects to convert its Senior Debentures in connection with such corporate transactions in certain circumstances.
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
U.S. Credit Facility. On January 31, 2008, the Company entered into a $50.0 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.75%. The outstanding balance as of March 31, 2008 was $10.0 million.

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
NOK Revolver. We entered into our Norwegian Kroner revolving credit facility (the “NOK Revolver”) in June 1998. In April 2002, this credit facility was amended by increasing the capacity to NOK 800 million ($157.4 million at March 31, 2008) and revising reductions to the facility amount to provide for NOK 40 million ($7.9 million at March 31, 2008) reductions every six months starting in March 2003. The NOK Revolver provides for a NOK 280 million ($55.1 million at March 31, 2008) balloon payment in September of 2009. Amounts borrowed under the NOK Revolver bear interest at the Norwegian Interbank Offered Rate (“NIBOR”) plus 1.0%. At March 31, 2008, the NOK Revolver had a total facility amount of NOK 326 million ($64.2 million) with no outstanding balance.
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
Subsea Credit Facility. On April 24, 2008 the Company entered into an eight-year multi-currency revolving credit facility in the amount of $100.0 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel and December 31, 2017. The commitment under facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel and June 30, 2010. Interest is payable at LIBOR plus an applicable margin ranging from 1.25% to 1.50%. The facility also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.
Capital Requirements
     Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, invest in new vessels, provide working capital to support our operating activities and service debt.
     As a regular part of our business, we review opportunities for the acquisition of other oilfield service assets and interests in other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.
     We operate through three primary operating segments: the North Sea, the U.S., and West Africa. The North Sea and the U.S. business segments have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws make it difficult, to some extent, for us to effectively transfer the financial resources from one segment for the benefit of the other.

Recent Changes in Norwegian Tax Laws.  As a result of recent changes in Norwegian tax laws, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability (NOK 251 million, $49.4 million) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $24.8 million) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authority at that time.
EMSL.  EMSL had $6.4 million in cash at March 31, 2008. Pursuant to the shareholders agreement, we will be required to fund start-up costs in accordance with our equity ownership to the extent that these start-up costs exceed EMSL’s available cash and line of credit.
Cash Flows
     Our primary sources of cash flow during the three months ended March 31, 2008 were provided by operating activities, borrowings under our revolving credit facilities, the exercise of warrants, and asset sales. The primary uses of cash were payments for the additions to property and equipment.  During the first three months of 2008, the Company’s cash balance increased $11.7 million to $143.2 million from $131.5 million at December 31, 2007.
     Net cash provided by operating activities for the three months ended March 31, 2008 was $5.7 million, a decrease of $20.6 million from the same period a year ago. Significant components of cash provided by operating activities during the quarter ended 2008 included net earnings of $10.9 million, adjusted for non-cash items of $18.5 million and changes in working capital balances of $12.9 million.
     Net cash used in investing activities was $23.2 million for the three months ended March 31, 2008, compared to $27.0 million for the same period a year ago. For the quarter ended March 31, 2008, investing cash flows included $27.9 million of additions to properties and equipment and we anticipate additional expenditures of approximately $100.0 million over the remainder of 2008, primarily associated with construction of vessels acquired from Active Subsea. Our investing cash flows also include $5.1 million of proceeds from the asset sales and a $3.7 million decrease in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008. In the first quarter of 2007, investing cash outflows was primarily related to the purchase of available-for-sale securities of $27.5 million.
     Net cash provided by financing activities was $23.6 million for the three months ended March 31, 2008, compared to $145.2 million for the same period a year ago.  In 2008, financing activities included draws on the EMSL and U.S. Credit Facilities in the amount of $2.0 million and $10 million, respectively, in addition to net proceeds received from the exercise of warrants and options of $11.9 million. In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “Senior Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the offering were used for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.
Our Critical Accounting Policies
     Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2008.
Recent Accounting Standards
     See Note 2 to the condensed consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in the Company’s exposure to market risk during the first three months of 2008. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion.
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
     There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     Please read Item 3. Legal Proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the Company’s material legal proceedings.
     In addition, we are a party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.
Item 1A. Risk Factors.
     Other than the risk factor described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
The following revised risk factor has been updated to reflect the termination of the Company’s shareholder rights plan on April 28, 2008:
Our charter and bylaws may discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.
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

PART II – OTHER INFORMATION (continued)
Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3.   DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5.   OTHER INFORMATION
     None.
Item 6. Exhibits.
(a) Exhibits:

Exhibit
Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008.

3.4	Fifth Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed April 29, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007)

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

Exhibit
Number
4.7	Rights Agreement dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 10, 2007).

4.8	First Amendment to Rights Agreement dated April 28, 2008, between Trico Marine Services, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2008).

10.1	Credit Agreement dated January 31, 2008, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc. and Trico Marine Operators, Inc., and the Lenders party thereto from time to time, Nordea Bank Finland PLC, New York Branch and Nordea Bank Norge, Grand Cayman Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 6, 2008).

10.2	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2008).

10.3	Incentive Bonus Plan for 2008 (1)

10.4	Form of Restricted Stock Award Agreement with Performance Based Shares (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 20, 2008).

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Geoff Jones

Geoff Jones
Chief Financial Officer
(Authorized Signatory and
Principal Financial Officer)
May 2, 2008