Form 10-Q
period 2008-06-30
TRICO MARINE SERVICES INC
filed 2008-08-08
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-33402
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
Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at June 30, 2008 was 15,500,695.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$166,740	$131,463
Restricted cash	5,142	4,747
Accounts receivable, net	191,761	47,253
Prepaid expenses and other current assets	29,059	5,023
Assets held for sale	—	3,786

Total current assets	392,702	192,272

Property and equipment:
Land and buildings	376	117
Marine vessels and subsea equipment	671,073	285,656
Construction-in-progress	364,731	255,749
Transportation and other	4,636	3,574

	1,040,816	545,096
Less accumulated depreciation and amortization	(91,015)	(71,482)

Net property and equipment	949,801	473,614

Other assets, including restricted cash of $3.8 million at December 31, 2007	32,306	15,858
Other intangible assets	118,957	—
Goodwill and non-amortizing intangible assets	247,808	—

Total assets	$1,741,574	$681,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$90,779	$3,258
Accounts payable	56,361	15,480
Accrued expenses	174,542	22,896
Accrued interest and insurance reserve	8,129	4,660
Foreign taxes payable	6,650	4,627
Income taxes payable	6,822	1,347

Total current liabilities	343,283	52,268

Long-term debt	762,017	157,287
Derivative liability	56,082	—
Foreign taxes payable	66,181	64,777
Deferred income taxes	9,676
Other liabilities	5,022	4,312

Total liabilities	1,242,261	278,644

Noncontrolling interest (Note 13)	14,183	12,878

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized and 15,497,014 and 15,013,076 shares issued at June 30, 2008 and December 31, 2007, respectively	155	150
Warrants — Series A	1,640	1,645
Warrants — Series B	—	632
Phantom stock units	55,588	—
Additional paid-in capital	261,871	245,134
Retained earnings	149,504	141,611
Accumulated other comprehensive income, net of tax	33,974	18,654
Treasury stock, at cost	(17,602)	(17,604)

Total stockholders’ equity	485,130	390,222

Total liabilities, noncontrolling interest and stockholders’ equity	$1,741,574	$681,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$104,292	$58,710	$163,467	$120,679

Operating expenses:
Direct operating expenses	70,846	36,975	103,839	68,384
General and administrative	14,940	10,350	25,707	17,498
Depreciation and amortization	12,895	6,114	19,642	11,580
Loss (gain) on sales of assets	91	(20)	(2,746)	(2,857)

Total operating expenses	98,772	53,419	146,442	94,605

Operating income	5,520	5,291	17,025	26,074

Interest income	3,271	3,981	4,849	6,699
Interest expense, net of amounts capitalized	(6,176)	(1,246)	(6,399)	(2,179)
Foreign exchange gain (loss)	309	(502)	1,573	(968)
Other loss, net	(5,247)	(116)	(5,348)	(341)

Income (loss) before income taxes and noncontrolling interest in consolidated subsidiaries	(2,323)	7,408	11,700	29,285
Income tax expense (benefit)	(859)	3,472	1,425	12,416

Income (loss) before noncontrolling interest in (income) loss of consolidated subsidiary	(1,464)	3,936	10,275	16,869

Noncontrolling interest in (income) loss of consolidated subsidiaries	(1,541)	498	(2,382)	2,149

Net income (loss)	$(3,005)	$4,434	$7,893	$19,018

Earnings (loss) per common share:
Basic	$(0.20)	$0.30	$0.54	$1.29

Diluted	$(0.20)	$0.29	$0.51	$1.24

Average shares outstanding:
Basic	14,815	14,714	14,613	14,706

Diluted	14,815	15,437	15,458	15,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,893	$19,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,642	11,882
Amortization of non-cash deferred revenues	(184)	(429)
Deferred income taxes	1,419	10,228
Gain on sales of assets	(2,746)	(2,857)
Provision for doubtful accounts	9	285
Stock based compensation	2,387	1,779
Unrealized loss on derivative	2,310	—
Accretion of discount on 6.5% convertible debentures	1,035	—
Amortization of deferred financing costs	1,293	356
Noncontrolling interest in income (loss) of consolidated subsidiary	2,382	(2,149)
Change in operating assets and liabilities:
Accounts receivables	12,566	10,801
Accounts payable and accrued expenses	9,410	3,418
Prepaid expenses and other current assets	(11,122)	404
Other assets	(2,184)	(2,947)

Net cash provided by operating activities	44,110	49,789

Cash flows from investing activities:
Acquisition of DeepOcean, net of cash acquired	(430,802)	—
Purchases of property and equipment	(61,558)	(7,821)
Proceeds from sales of assets	7,023	4,553
Settlement of derivative instrument	8,151
Purchases of available-for-sale securities	—	(58,346)
Sales of available-for-sale securities	—	7,625
Decrease (increase) in restricted cash	4,650	(324)

Net cash used in investing activities	(472,536)	(54,313)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	35
Net proceeds from exercises of warrants and options	11,615	—
Proceeds from issuance of convertible debentures	300,000	150,000
Proceeds and repayment of revolving credit facilities, net	161,774	(629)
Debt issuance costs	(16,123)	(4,804)

Net cash provided by financing activities	457,266	144,602

Effect of exchange rate changes on cash and cash equivalents	6,437	3,126

Net increase in cash and cash equivalents	35,277	143,204

Cash and cash equivalents at beginning of period	131,463	114,173

Cash and cash equivalents at end of period	$166,740	$257,377

Supplemental information:
Noncash investing and financing activities:
— Issuance of phantom stock units in acquisition of DeepOcean	$55,588	$—
— Acquisition of DeepOcean shares related to tender offer settled in July 2008	$72,878	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.      ORGANIZATION AND BASIS OF PRESENTATION
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the Company). The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. The Company also consolidates the accounts of its minority owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts for the three months and six months ended June 30, 2007 have been reclassified to conform to current period’s presentation. These reclassification had no effect on net income or operating cash flows.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for complete financial statements under accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, which consist of normal recurring items considered necessary for a fair presentation, have been included. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year.
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
     As further discussed in Note 2, on May 15, 2008 the Company initiated a series of transactions that resulted in the acquisition of substantially all the equity ownership of DeepOcean ASA (DeepOcean). The financial results of DeepOcean are consolidated in the Company’s financial results for the three and six months ended June 30, 2008. The Company began consolidating Deep Ocean’s results on May 16, 2008, the date it obtained constructive ownership of DeepOcean. On May 30, 2008, pursuant to Norwegian law, the Company’s commenced a mandatory cash offer for the remaining shares of DeepOcean that it did not own at that time. The tender offer period ended on June 30, 2008. For the period beginning May 16, 2008 through June 12, 2008, the Company owned approximately 54% of the fully diluted shares of common stock of DeepOcean, and for the period from June 13, 2008 to June 30, 2008, the Company owned approximately 90% of the fully diluted shares of common stock of DeepOcean. Following the end of the tender offer period, the Company owned in excess of 99% of the fully diluted shares of common stock of DeepOcean.
     DeepOcean provides inspection, maintenance and repair (IMR), survey and light construction support services. DeepOcean controls a fleet of 14 vessels equipped with dynamic positioning (DP) systems and together with its owners has driven the development of a new type of DP support vessel equipped with heavy weather launch and recovery systems. DeepOcean’s wholly owned subsidiary, CTC Marine Projects LTD (CTC Marine), operates a large fleet of marine trenching vehicles providing trenching, cable laying and subsea installation services. DeepOcean is based in Haugesund, Norway, and supports its overseas operations through facilities in Aberdeen, Darlington and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad del Carmen (Mexico) and Singapore. DeepOcean employs over 800 people worldwide.

2.      ACQUISITION OF DEEPOCEAN
     The Company, through its subsidiary, Trico Shipping AS (Trico Shipping), has acquired substantially all of the outstanding common stock of DeepOcean for Norwegian Kroner (NOK) 32 per share between the period of May 16, 2008 to June 30, 2008. Trico Shipping acquired the DeepOcean shares as follows:
     On May 16, 2008, Trico Shipping acquired an aggregate 55,728,955 shares of DeepOcean’s common stock, representing 51.5% of the fully diluted capital stock of DeepOcean, pursuant to the following agreements and arrangements:
•	Subscription to purchase 20,000,000 newly issued DeepOcean shares, representing approximately 18.5% of the fully diluted capital stock of DeepOcean directly from DeepOcean for a price of NOK 32 per share;

•	Acquisition of 17,495,055 DeepOcean shares, representing approximately 16.2% of the fully diluted capital stock of DeepOcean, in the open market at a price of NOK 32 per share; and

•	Agreements between the Company, Trico Shipping and certain members of DeepOcean’s management and another DeepOcean shareholder, pursuant to which Trico Shipping purchased 18,233,900 DeepOcean shares, representing approximately 16.9% of the fully diluted capital stock of DeepOcean. Trico Shipping acquired these DeepOcean shares in exchange for a combination of cash and phantom stock units issued by the Company with a combined value of NOK 32 per share.
     Subsequent to May 16, 2008, Trico Shipping purchased an additional 2,700,000 DeepOcean shares in the open market at a price of NOK 32 per share, representing approximately 2.5% of the fully diluted capital stock of DeepOcean. As a result of the transactions described above, and in accordance with the Norwegian Securities Trading Act, on May 30, 2008 Trico Shipping made a mandatory cash offer for all the remaining DeepOcean shares it did not own. The aggregate value of the mandatory offer price was NOK 32 per share, including a previously announced NOK 0.50 per share dividend amount. On June 13, 2008, Trico Shipping acquired an aggregate of 39,272,000 DeepOcean shares, representing all the shares owned by DOF ASA (DOF), a significant DeepOcean shareholder, as well as an additional 4,050,000 shares purchased in the open market for NOK 32 per share. These acquisitions represent approximately 36.3% of DeepOcean’s fully diluted shares of capital stock, with the DOF shares representing approximately 32.6% of the fully diluted capital stock of DeepOcean. Following these transactions the Company owned 90.4% of DeepOcean’s fully diluted capital stock. The mandatory cash offer period ended on June 30, 2008, at which time the Company’s ownership of DeepOcean’s fully diluted capital stock increased to 99.7%. The Company has initiated a formal process to acquire the remaining 0.3% minority interest shares in DeepOcean. These shares must be tendered to the Company pursuant to Norwegian law.
     The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities (Note 4), the proceeds from the issuance of $300 million of 6.5% convertible debentures (Note 3) and the issuance of the Company’s equity instruments in the form of phantom stock units (Note 5). Below is a summary of the acquisition costs as of June 30, 2008 (in thousands):

Cash consideration[a]	$613,748
Issuance of phantom stock units	55,588
Estimated acquisition-related costs	8,110

Total acquisition costs	$677,446

a.	U.S. Dollar investment reflects the conversion of NOK amounts funded using the applicable foreign exchange rates in effect on dates of funding. The total investment in DeepOcean shares was NOK 3,126,366,560 (US $614.2 million) at June 30, 2008, including net cash acquired of $113.4 million as of June 30, 2008. The Company funded NOK 320,139,950 (US $63.2 million) on July 11, 2008 to settle the shares of DeepOcean capital stock it effectively acquired on June 30, 2008 at the conclusion of the tender offer and anticipates funding an additional NOK 8,976,398 (US $1.8 million at June 30, 2008) to acquire the remaining 0.3% of the outstanding shares of DeepOcean’s capital stock in the third quarter of 2008.

2.      ACQUISITION OF DEEPOCEAN (continued)
     In accordance with SFAS 141, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition dates. The estimated fair values as of June 30, 2008 are based on preliminary internal estimates and are subject to change as the Company completes its analysis. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount and growth rates. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Unanticipated future declines in levels and earnings of DeepOcean’s future subsea and trenching services from those used to estimate the fair value of the acquired assets could result in impairment to the carrying amounts assigned to property and equipment, amortizable intangibles and goodwill.
     Below is a summary of the preliminary purchase price valued on the dates of acquisition and updated through June 30, 2008, the date the tender offer ended, and the Company acquired an additional 9.4% of DeepOcean’s capital stock bringing its total ownership interest in DeepOcean to 99.7% (in thousands):

	Preliminary
	Purchase Price
	Allocation
Cash and cash equivalents	$113,445
Property and equipment, net	420,648	a
Goodwill and indefinite-lived intangible assets	247,808	b
Amortizable intangible assets and other	118,957	c
Net working capital deficit, excluding acquired cash	(29,272	) d
Long-term debt assumed	(182,531)
Other long-term liabilities assumed	(11,609	) e

Total	$677,446

a.	Reflects the estimated fair value of the tangible assets of DeepOcean and CTC Marine. The subsea equipment acquired from DeepOcean and CTC Marine has estimated depreciable lives ranging from 2 to 7 years. The marine vessels acquired have estimated useful lives approximating 20 to 25 years.

b.	Includes $38.2 million associated with the DeepOcean and CTC Marine trademarks and $209.7 million of goodwill, which represent the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill reflects a number of potential strategic and financial benefits that are expected to be realized, including but not limited to, synergies, growth of subsea services business, and our continued expansion into international markets.

c.	Primarily reflects value associated with the customer relationships of DeepOcean and CTC Marine. Accumulated amortization related to the intangible assets for the period from May 16, 2008 to June 30, 2008 totaled $2.1 million. The estimated weighted average useful life of the customer relationships is approximately 10 years.

d.	Includes $85.7 million of short-term and current maturities of debt assumed in the acquisition.

e.	The Norwegian companies of DeepOcean are required to maintain pension plans. The Company is still in the process of evaluating the provisions of these pension plans to establish their fair value as of the date of the acquisition. The Company does not anticipate that any difference arising from this evaluation will have a material impact on its initial allocation of its purchase price for DeepOcean.
     As of June 30, 2008, the Company has not identified any material pre-acquisition contingencies where the related asset and liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that an asset existed or liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, such items will be included in the purchase price allocation. The Company anticipates that it will finalize its purchase price allocation by the end of 2008.

2.      ACQUISITION OF DEEPOCEAN (continued)
     Although the Company expects to realize benefits in connection with the acquisition of DeepOcean, there is no assurance that the Company will achieve all or any of them. The Company and DeepOcean may not be able to execute the combined Company’s overall business strategy or realize the anticipated benefits of the acquisition. If the Company is unable to achieve these expected future benefits associated the acquisition it may not be able to substantiate the carrying value of its goodwill of $209.7 million, which would require the Company to record an impairment charge to expense through operating income. The Company will assess the carrying value of goodwill for impairment whenever events and circumstances suggest that evaluation of the future benefits underlying goodwill may have changed significantly. Furthermore, the Company will assess its goodwill for impairment each year end commencing with December 31, 2008.
     The following unaudited pro forma information assumes that the Company acquired DeepOcean effective January 1, 2008 for the three month and six month periods ended June 30, 2008 and January 1, 2007 for the three month and six month periods ended June 30, 2007 (amounts in thousands, except per share data).

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Historical	Pro forma	Historical	Pro Forma
Revenues	$104,292	$166,236	$58,710	$133,280
Operating income (loss) [a]	5,520	(2,651)	5,291	6,223
Income (loss) before income taxes and noncontrolling interest in consolidated subsidiary [b]	(2,323)	(14,064)	7,408	(4,604)
Net income (loss)	(3,005)	(14,169)	4,434	(7,338)
Diluted net income (loss) per share of common stock	$(0.20)	$(0.96)	$0.29	$(0.50)
Diluted average weighted shares outstanding	14,815	14,815	15,437	14,706

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Historical	Pro forma	Historical	Pro Forma
Revenues	$163,467	$312,192	$120,679	$275,945
Operating income [a]	17,025	8,011	26,074	30,826
Income (loss) before income taxes and noncontrolling interest in consolidated subsidiary [b]	11,700	(9,978)	29,285	7,006
Net income (loss)	7,893	(13,526)	19,018	(3,779)
Diluted net income (loss) per share of common stock	$0.51	$(0.93)	$1.24	$(0.24)
Diluted average weighted shares outstanding	15,458	14,613	15,366	16,948

a.	Pro forma amounts for three month and six month period ended June 30, 2008 include the effect of non recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $7.2 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work, a $2.6 million disputed loss with a partner for a project in India and $4.3 million of acquisition-related costs.

b.	Pro forma amounts include acquisition related debt costs, including the amortization of debt discount on the 6.5% Convertible Debentures (Note 3). There is no assumed capitalized interest in 2007 as the Company did not have any material qualifying assets until the second half of 2007. The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.

3.      6.5% CONVERTIBLE DEBENTURES
     On May 14, 2008, the Company entered into a securities purchase agreement under which the Company agreed to sell $300 million aggregate principal amount of its 6.5% Senior Convertible Debentures (the 6.5% Debentures) due 2028 to certain institutional investors. On May 16, 2008, the Company issued $300 million of the 6.5% Debentures in a private placement transaction. The 6.5% Debentures are governed by an indenture agreement, dated May 16, 2008, between the Company and Wells Fargo Bank, National Association, as trustee. The net proceeds from the 6.5% Debentures totaled approximately $287 million net of fees and were used to partially fund the acquisition of shares of DeepOcean capital stock (Note 2).
     The 6.5% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior unsecured indebtedness. The 6.5% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the Company’s assets collateralizing such indebtedness and any liabilities of the Company’s subsidiaries.
     In connection with the sale of the 6.5% Debentures, the Company also entered into a registration rights agreement with the purchasers of the 6.5% Debentures with respect to the resale of the debentures and its common stock issuable upon conversion of the 6.5% Debentures. The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC), which was declared effective on July 3, 2008. If the shelf registration statement ceases to be effective or fails to be usable for its intended purpose, or it is suspended for certain defined periods of time, the Company will be required to pay additional interest equal to one-half of one percent (0.50%) per each 30 day period, during certain periods and subject to certain limitations.
     The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $40.42 per share), subject to adjustment. The conversion rate will be adjusted upon certain events including (i) stock dividends; (ii) certain subdivisions, combinations or reclassifications of the Company’s common stock; (iii) certain issuances or distributions to all or substantially all holders of the Company’s common stock; and (iv) certain other events. In addition, in the event of certain types of fundamental changes, holders of the debentures may elect either to receive an interest make-whole payment or to cause the Company to increase the conversion rate by a number of additional shares of our common stock (which reflect the approximate value of interest that would have accrued under the 6.5% Debentures at the applicable interest rate for the period from the applicable conversion date through May 15, 2013). Any of these adjustments to the conversion rate could mean that the number of shares of the Company’s common stock that are actually issuable upon conversion of all debentures may increase above the 7,422,069 shares that would be issuable if holders elected to convert their debentures and the Company decided to settle the conversion in shares of its common stock (and no cash) at the initial conversion rate. There is both a maximum and minimum number of shares that may ultimately issued under any adjustment of the conversion rate pursuant to these specific situations that allow for the modification of the initial conversion rate.
     If converted, holders will receive, at the Company’s election, cash, shares of the Company’s common stock or a combination thereof. Holders may convert their debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Upon any conversion prior to May 15, 2013, the Company will pay the holder the present value discounted at the United States Treasury bond rate of the remaining coupons owed on the principal amount of the debentures converted through and including May 15, 2013.
     Upon conversion of the 6.5% Debentures, the Company’s flexibility in settling such conversion is subject to an “exchange cap,” which provides that the Company will not be obligated to issue shares of common stock upon conversion if the issuance of such shares would exceed the aggregate number of shares which the Company may issue without stockholder approval of the issuance under applicable rules and regulations of the NASDAQ Global Market. A special meeting of stockholders is scheduled for August 12, 2008 to vote on the issuance of shares of the Company’s common stock upon conversion of the 6.5% Debentures. A definitive proxy statement for such proposal was filed on July 2, 2008.

3.      6.5% CONVERTIBLE DEBENTURES (continued)
     Interest on the 6.5 % Debentures is payable semiannually in arrears on May 15 and November 15 of each year beginning November 15, 2008. The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased. The indenture governing the 6.5% Debentures contains negative covenants with respect to the Company’s incurring any indebtedness that is senior to or pari passu with the 6.5% Debentures other than the permitted indebtedness, or any liens or encumbrances other than the permitted liens.
     At any time prior to May 15, 2011, subject to certain conditions, the Company may redeem up to 50% of the original principal amount of the 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of the Company’s common stock has exceeded the 6.5% Debentures initial conversion price by 175%, equating to $70.74 per share, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. Beginning on May 15, 2011, the Company may redeem any outstanding 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded 175% of the initial conversion price of the 6.5% Debentures for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. On or after May 15, 2013, the Company may redeem for cash all or a portion of the 6.5% Debentures at a redemption price of 100% of the principal amount of the 6.5% Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may require the Company to purchase all or a portion of their 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023. In addition, if the Company experiences specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 6.5% Debentures. Any repurchase of the 6.5% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 6.5% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase.
     The conversion features included within the 6.5% Debentures are considered an embedded derivative as defined in Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS 133 the Company is required to bifurcate this embedded derivative from the host debt instrument and record it at fair value on the date of issuance. To estimate the fair value of the embedded derivative, the Company used a Monte Carlo simulation lattice model to establish the derivative’s fair value in accordance with the requirements of SFAS No. 157 “Fair Value Measurements” (Note 6). The estimated fair value of the derivative on the date of issuance was $53.8 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 6.5% Debentures. The derivative liability must be marked-to-market each reporting period with changes in its fair value recorded in the consolidated statement of operations as other income (loss). On June 30, 2008, the estimated fair value of the derivative was $56.1 million resulting in a $2.3 million loss for the three month and six month periods ended June 30, 2008. The discount on the 6.5% Debentures is being accreted through an additional non-cash charge to interest expense over a five year period given that the 6.5% Debentures include a number of put and call options held by the holder and the Company that make it probable that the 6.5% Debentures will be redeemed or converted by the first put option date of May 15, 2013. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.2% on these convertible notes.

4.      LONG TERM DEBT
     The Company’s debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
$300 million face amount, 6.5% Senior Convertible Debentures net of discount of $52.4 million, interest payable semi-annually in arrears, maturing on May 15, 2028 (Note 3)	$247,262	$—
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	150,000	150,000
$200 million Revolving Credit Facility(1) maturing in May 2013	113,953	—
$100 million Revolving Credit Facility (1) maturing no later than December 2017	15,183	—
$50 million US Revolving Credit Facility Agreement (1) maturing in January 2011	46,459	—
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	7,545	8,174
NOK 260 million Short Term Credit Facility interest at 8.3% maturing on November 1, 2008	15,940	—
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	—	2,000

Debt assumed in the acquisition of DeepOcean:
NOK 350 million Revolving Credit Facility, maturing December 1, 2014	63,324	—
NOK 230 million Revolving Credit Facility, maturing June 1, 2012	40,419	—
NOK 300 million Senior Notes, maturing October 5, 2010	35,684	—
23.5 million Euro Revolving Credit Facility, maturing September 30, 2008	22,310	—
NOK 150 million Additional Term Loan, maturing December 18, 2011	16,980	—
$18 million Revolving Credit Facility, maturing December 5, 2011	17,000	—
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	23,641	—
4.3 million Sterling Revolving Credit Facility, maturing December 31, 2013	11,307	—
Other debt assumed in acquisition of DeepOcean	25,447	—
Fresh-start debt premium	342	371

Total debt	852,796	160,545
Less current maturities	(90,779)	(3,258)

Long-term debt, including premium	$762,017	$157,287

(1)	Interest on revolving credit facilities is at London inter-bank offered rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25%. The three month LIBOR rate for the period ending June 30, 2008 and December 31, 2007 was 2.8 % and 5.0%, respectively.
Maturities of debt during the next five years and thereafter based on debt amounts outstanding as of June 30, 2008 are as follows (in thousands):

At
June 30, 2008	Amount
Due within 12 months	$120,687
Due within 13-24 months	41,391
Due within 25-36 months	68,225
Due within 37-48 months	52,045
Due with 49-60 month	82,917
Thereafter	539,926	[a]

	905,191
Fresh start debt premium	342
Unamortized discount on 6.5% Debentures	(52,737)

Total Debt	$852,796

a.	Includes the $300 million of 6.5% Debentures and the $150 million of 3% Debentures that may be converted earlier but have maturity terms in excess of five years.

3% Senior Convertible Debentures. In February, 2007, the Company issued $150.0 million of 3% senior convertible debentures due in 2027 (the “3% Debentures”). The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the 3% Debentures. Net proceeds of the offering were for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.
     Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.
     The 3% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness. The 3% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of its assets collateralizing such indebtedness and any liabilities of its subsidiaries. The 3% Debentures and shares of the common stock issuable upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.
     The principal amount of the 3% Debentures is convertible into cash and the conversion spread, if applicable, is convertible into shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. For more information regarding our 3% Debentures conversion and redemption options see Note 8 of the Company’s Annual Report on
Form 10-K.
$200 million Revolving Credit Facility. In connection with financing the acquisition of DeepOcean, Trico Shipping and certain other subsidiaries of the Company entered into a credit agreement (the $200 million credit agreement) with Nordea Bank Finland PLC, New York Branch and various other lenders. The credit agreement provides Trico Shipping with a $200 million, or equivalent in foreign currency, revolving credit facility, is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents. The commitment under the facility reduces by $10 million each quarter starting with the quarter ending September 30, 2008 and continuing through the quarter ending June 30, 2010, at which time the facility will reduce by $6 million per quarter until March 31, 2013. The remaining $54 million would be due at the facility’s May 14, 2013 maturity date. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio).
     The credit agreement subjects Trico Shipping and other subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage. Payment under the credit agreement may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement on other Indebtedness (as defined in the $200 million Credit Agreement) in excess of $10 million and occurrence of certain changes of control.
$100 million Revolving Credit Facility. On April 24, 2008, the Company entered into an eight-year multi-currency revolving credit facility in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel or December 31, 2017. The commitment under this facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel or June 30, 2010. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio). The facility also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.

U.S. Credit Facility. On January 31, 2008, the Company entered into a $50 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the loan (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans in the case of a Eurodollar Loan (as defined in the U.S. Credit Facility) or, in the case of a Base Rate Loan (as defined in the U.S. Credit Facility), the higher of (i) the Prime Rate (as defined in the U.S. Credit Facility) or (ii) the Federal Funds Rate (as defined in the U.S. Credit Facility) plus .5% plus (i) in the case of a Eurodollar Loan, 2.25% (subject to adjustment based on consolidated leverage ratio) or (ii) in the case of a Base Rate Loan, a percentage per annum equal to 1% less than the then applicable margin for a Eurodollar Loan. Financing fees related to the closing of this facility totaled $0.3 million and are being amortized over the scheduled life of the facility. The facility matures on January 31, 2011.
Short Term Credit Facility. On May 28, 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the short term credit facility). The short term credit facility agreement provides for a NOK 260,000,000 short term credit facility (approximately $51,232,000 at June 30, 2008) that Trico Shipping is using for general corporate purposes. The facility’s maturity date was recently extended from August 1, 2008 to November 1, 2008. Interest on any outstanding balance under the facility accrued at 8.3% per annum until August 1, 2008 at which time it increased to 9.05% and is payable quarterly.
EMSL Credit Facility Agreement. In June 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the EMSL Credit Facility). The EMSL Credit Facility is a secured revolving and term loan that allows EMSL to borrow up to $5.0 million for general working capital purposes. The EMSL Credit Facility is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of LIBOR plus a 0.08% margin. The EMSO Credit Facility was repaid in full and subsequently terminated during the three months ended June 30, 2008.
NOK Revolver. The Company entered into a revolving NOK based facility in June 1998, which was amended in 2002 to increase capacity under the facility to NOK 800 million. The Company had no borrowing outstanding under the facility at December 31, 2007. In May 2008, in connection with the Company’s financing activities related to the acquisition of DeepOcean this facility was amended and replaced with the $200 million revolver discussed above.
NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavor, DeepOcean entered into this NOK 350 million credit facility (approximately $68.8 million at June 30, 2008). This multi-currency facility allows for borrowings to be made in either US. Dollars or NOK. The loan is guaranteed by DeepOcean ASA and is secured with vessel mortgages, a portion of DeepOcean’s inventory, and other security documents. The commitment under the facility decreases semi-annual by approximately 10 million NOK (approximately $2.0 million) with a balloon payment at maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 0.75% for NOK borrowings and the LIBOR rate plus 0.75% for US Dollar borrowings and is payable quarterly. The facility is subject to certain customary financial covenants, which DeepOcean was in compliance at June 30, 2008.
NOK 230 million Revolving Credit Facility. DeepOcean entered into this agreement in May 2007. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion but has subsequently been reduced to NOK 585 million. This NOK 230 million credit facility is secured with a first priority lien on all DeepOcean vessels, inventory up to NOK 1.0 billion and other security documents including the pledge of shares in DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 10 million (approximately $2.0 million at June 30, 2008) with a final NOK 140 million balloon payment due at the June 1, 2012 maturity date. Interest on this facility is at the 3-month NIBOR rate plus 0.75% and is payable quarterly in arrears. The facility is subject to certain customary financial covenants that DeepOcean was in compliance at June 30, 2008. Should DeepOcean cease to be listed on the Oslo Bors Exchange, the Company would be in default under the facility absent obtaining a waiver from the lender.
NOK 300 million Senior Notes. In October 2006, DeepOcean issued NOK 300 million of Senior Notes (Notes) due October 9, 2009. The Note proceeds were used in the acquisition of CTC Marine and for general corporate purposes. The coupon rate on the Notes is the 3-month NIBOR rate plus 1.65%, and is payable quarterly. The Notes were subject to a change in control provision that was triggered when the Company acquired a majority interest in DeepOcean. This provision allowed the holders of the Notes to exercise a put option if exercised within two months following notice of the acquisition of control of

DeepOcean. The last day for holders to exercise this put option was July 28, 2008. Holders of the Notes converted approximately NOK 236 million of these Notes pursuant to these put options. The approximate remaining NOK 62 million of Notes outstanding will mature in October 2009 as originally issued.
23.5 million Euro Revolving Credit Facility. DeepOcean entered into this multi-currency facility in October 2001, which provides for Euro and US Dollar borrowings. The commitment under this facility has been reduced to 18 million Euros. The purpose of this facility was to fund the construction of the vessel Arbol Grande. The facility is secured by a first priority lien on the Arbol Grande. Interest on the loan is payable quarterly at LIBOR plus 1.75%. The facility will mature on September 30, 2008. DeepOcean has received a waiver for the change of control covenant under this facility.
NOK 150 Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million facility discussed above this NOK 150 million term loan is part of a larger NOK 585 millioncomposite facility. The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with a first priority lien on all DeepOcean vessels, inventory up to NOK 1.0 billion and other security documents including the pledge of shares in DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, US Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million semi-annual payments due in June and December every year until December 18, 2011 when the debt matures. Interest on the debt accrues at LIBOR plus 0.75% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants. DeepOcean was in compliance with these covenants at June 30, 2008. Should DeepOcean cease to be listed on Oslo Bors Exchange, the Company would be in default under the term loan absent obtaining a waiver from the lender.
$18 million Revolving Credit Facility. In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the MV Atlantic Challenger. The loan is secured with a first priority lien on the MV Atlantic Challenger. This facility is subject to a mandatory $0.5 million per quarter payment. Interest under the facility accrues at LIBOR plus 0.80% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants. DeepOcean was in compliance with these covenants at June 30, 2008.
8 million Sterling Overdraft Facility. CTC Marine uses this secured short term overdraft facility in its normal business operations. The facility actually has gross capacity of 12 million Sterling but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, US Dollars, NOK, Australian Dollars and Euros. At June 30, 2008, CTC Marine had cash totaling $12.1 million, which means the net borrowings on the overdraft facility were $11.5 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears. The facility is secured by the property and equipment of CTC Marine.
4.3 million Sterling Revolving Credit Facility. This 4.3 million Sterling facility is a component of a larger composite facility (totaling approximately 16 million Sterling) that CTC Marine uses to finance the purchase of new assets. The other two facilities comprising this composite facility had limited draws at June 30, 2008 (an approximate aggregate of $7.2 million). The composite facility is secured with the property and equipment of CTC Marine. Interest on the facility accrues at the 3-month Sterling LIBOR rate plus 1.65% and is payable quarterly on last day of period. The total facility is subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the loan. The 4.3 million Sterling Revolving Credit Facility is subject to a semi-annual reduction of its borrowings outstanding of approximately 0.3 million Sterling (approximately $0.5 million at June 30, 2008) until January 2009, at which time, the mandatory 0.3 million Sterling payments become a quarterly requirement. The facility matures in December 2013.
Under certain of the Company’s credit facilties, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s credit facilities contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders and outside the control of the Company. Additionally, certain of the Company’s credit facilities contain cross-default provisions that trigger defaults under other of the Company’s credit facilities.
The Company’s capitalized interest totaled $4.0 million and $5.2 million for the three and six month periods ended June 30, 2008, resepectively. The Company did not capitalize any interest expense in the first half of 2007 because it did not have any material qualifying assets in progress during that period.

5.     PHANTOM STOCK UNITS
In connection with the acquisition of DeepOcean shares, West Supply IV AS (West Supply), a significant DeepOcean shareholder, and certain members of DeepOcean management (and entities controlled by such members of management) were paid cash and issued phantom stock units (PSUs) as payment for their DeepOcean shares at NOK 32 per share. Each phantom stock unit permits the holder to acquire one share of the Company’s common stock for no additional consideration upon exercise, subject to certain vesting restrictions described below, or, at the Company’s option, it may pay the holder the cash equivalent of such shares of common stock, based on the weighted average trading price of the Company’s common stock during the last three trading days prior to each respective exercise date. West Supply received 50% of its sale consideration in PSUs, while the management members received 60% of their sales proceeds in the form of PSUs.
     In connection with the Company’s acquisition of West Supply’s shares of DeepOcean, a PSU agreement between the entities resulted in the Company issuing 1,352,558 phantom stock units to West Supply. The PSUs are not exercisable until January 11, 2009, which is 181 days after the completion and settlement of the mandatory tender offer (July 11, 2008) and expires on July 11, 2013, which is the fifth anniversary of the completion and settlement of the mandatory offer. The PSUs issued to West Supply are subject to certain U.S. legal restrictions on foreign ownership of U.S. maritime companies, which are included in the phantom stock unit agreements. A registration statement relating to the common shares that would be issued upon the exercise of the PSUs was declared effective by SEC on July 3, 2008, which satisfied the Company’s requirements under a registration rights agreement.
     In May 2008, the Company also entered into PSU agreements with certain members of DeepOcean management (and their controlled entities). Pursuant to these management PSU agreements, the Company issued an aggregate of 229,344 PSUs to the members of DeepOcean management (and their controlled entities).
     The PSUs issued to DeepOcean management (and their controlled entities) are subject to certain vesting and exercise periods. Generally, half of the phantom stock units granted to the members of DeepOcean’s management (and their controlled entities) vest and may be exercised on July 11, 2009, and the other half vest and may be exercised on July 11, 2010, the second anniversary of the completion and settlement of the mandatory offer. These vested PSUs are exercisable from such dates until July 11, 2013. All such PSUs will be fully vested and exercisable upon certain changes of control of the Company or if DeepOcean’s earnings before interest, taxes, depreciation and amortization for its fiscal year ended December 31, 2008 is greater than NOK 489,000,000. There are certain other non-service related vesting provisions for certain senior members of DeepOcean management upon their retirement from the company.
     The value of the phantom stock units issued to West Supply and the members of DeepOcean’s management (and their controlled entities) was NOK 32 per share calculated based upon the average trading price of the Company’s stock around the acquisition date. Based on this calculation, as of May 15, 2008 the value of each phantom stock unit was approximately NOK 177.97 per unit (approximately $35.14). The total amount recorded as a component of equity for the issuance of PSU in connection with the acquisition was $55.6 million.
6.     DERIVATIVES
     On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements”. SFAS 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not expand the use of fair value accounting.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Valuations utilizing quoted, unadjusted prices for identical assets or liabilities in active markets that the Company has the ability to access. This is the most reliable evidence of fair value and does not require a significant degree of judgment. Examples include exchange-traded derivatives and listed equities that are actively traded.

Level 2: Valuations utilizing quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

Level 3: Valuations utilizing significant, unobservable inputs. This provides the least objective evidence of fair value and requires a significant degree of judgment. Inputs may be used with internally developed methodologies and should reflect an entity’s assumptions using the best information available about the assumptions that market participants would use in pricing an asset or liability. Examples include certain corporate loans, real-estate and private equity investments and long-dated or complex over-the-counter derivatives.
     As discussed in Note 3, the Company has an embedded liability within its 6.5% Debentures that requires valuation under SFAS 157. The Company has determined that its embedded derivative is a Level 3 financial liability in the fair value hierarchy. The estimate of fair value is based upon various factors that include the Company’s stock closing price, volatility, United States Treasury Bond Rates, and the time value of options. The calculation of the fair value of the option contracts requires the use of a Monte Carlo simulation lattice option-pricing model. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy:

Balance on May 15, 2008 (Note 3)	$53,772
Unrealized loss included in earnings	2,310

Balance on June 30, 2008	$56,082

     Separately, in June 2008 the Company settled a foreign currency swap agreement it assumed in its acquisition of DeepOcean. Upon settlement, the Company received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value on May 16, 2008. This loss along with the $2.3 million loss noted above wererecorded as non-operating expense charges in the accompanying condensed statement of income.
7.      SALES OF ASSETS
In February 2008, the Company completed the sale of its Houma, Louisiana facility and recognized a gain on sale of $2.9 million. The Company received net proceeds of $4.6 million from the sale of land and buildings which had an aggregate net book value of approximately $1.7 million. Additionally, the Company sold one supply vessel for $0.7 million during the first quarter of 2008. In April 2008, the Company sold three crew boats for net proceeds of $1.9 million. The fair value of the vessels sold approximated carrying value. In the first quarter of 2007, the Company sold one crew boat and three supply vessels resulting in a gain of $2.8 million.

8.      EARNINGS PER SHARE
Earnings per share of common stock was computed based on the following (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,005)	$4,434	$7,893	$19,018

Weighted-average shares of common stock outstanding:
Basic	14,815	14,714	14,613	14,707
Add dilutive effect of:
Phantom stock units [1]	—	—	400	—
Stock options and nonvested restricted stock	—	277	133	238
Warrants	—	446	312	421

Diluted	14,815	15,437	15,458	15,366

Earnings (loss) per Common Share:
Basic	$(0.20)	$0.30	$0.54	$1.29

Diluted	$(0.20)	$0.29	$0.51	$1.24

1.	Amount reflects the 46-day period that phantom stock units were outstanding (Note 5).
     The calculation of diluted earnings per common share excludes stock options that are antidilutive, which occurs when the exercise price of the stock options is greater than the average market price of the common stock for the period or when the results from operations are a net loss. Outstanding stock options excluded from the computation of diluted net loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Outstanding options (in thousands)	91	63	91	63
Average exercise price	$37.77	$39.74	$37.77	$38.03
     There were no anti-dilutive warrants outstanding during the three-month and six-month periods ended June 30, 2008 and 2007. Also, the Company’s 3% and 6.5% Debentures were not dilutive as the average price of the Company’s common stock was less than the conversion price of each series of the debentures for the presented periods they were outstanding (Notes 3 and 4). Although the Company has the option of settling the principle amount of 6.5% Debentures in either cash, stock or a combination of both, management’s current intention is to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary. Therefore, the Company has excluded the potential diluted effect of the principal amount of these 6.5% Debentures in the calculation of diluted earnings per share.
9.      WARRANTS TO PURCHASE COMMON STOCK
     Trico Marine Services, Inc. and two of its U.S. subsidiaries emerged from Chapter 11 protection on March 15, 2005 (the Exit Date). On the Exit Date, the Company issued 499,429 Series A Warrants, representing the right to purchase one share of the Company’s new common stock for $18.75, and 499,429 Series B Warrants, representing the right to purchase one share of the Company’s new common stock for $25.00, to each holder of the Company’s old common stock. During the three and six month periods ended June 30, 2008, 46 and 1,128 Series A Warrants were exercised, respectively, with the aggregate proceeds totaling $1,863 for the three month period and $21,150 for the six month period. During the first quarter of 2008, 471,747 Series B Warrants were exercised for aggregate proceeds of $11.8 million. During the second quarter of 2007, 27 Series A Warrants and 897 Series B Warrants were exercised for aggregate proceeds of $24,000. As of June 30, 2008, 494,120 Series A Warrants remained outstanding. On March 17, 2008, the remaining Series B Warrants expired. The Series A Warrants will expire on March 15, 2010.

10.      OTHER COMPREHENSIVE INCOME
The components of total comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,005)	$4,434	$7,893	$19,018

Foreign currency translation gain (loss)	(11,126)	4,602	15,235	8,163

Amortization of unrecognized actuarial gains	—	—	85	—

Total comprehensive income (loss)	$(14,131)	$9,036	$23,213	$27,181

     The components of accumulated other comprehensive income is as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
Cumulative foreign currency translation gains	$34,804	$19,569
Unrecognized actuarial gains	(830)	(915)

Accumulated other comprehensive income	$33,974	$18,654

11.      STOCK-BASED COMPENSATION
     The Company has stock-based compensation plans, which are described in more detail in Note 12 to the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K. Net income for the three month and six month periods ended June 30, 2008 included $1.6 million and $2.4 million, respectively, of stock-based compensation costs compared to $1.1 million and $1.8 million for the same three and six month periods of 2007. The Company records all its stock based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of income. As of June 30, 2008, there was $6.2 million of total unrecognized compensation costs related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.63 years, of which $3.1 million of total stock-based compensation is expected for the year ended December 31, 2008.
     On February 13, 2008, the Company granted stock option and restricted stock awards to executives, certain key employees, and to one director as his initial award for joining the Board of Directors. On April 29, 2008, each independent member of the Board of Directors was granted an annual equity award. Restricted Stock awards granted in 2008 follow:
Restricted Stock

Number of		Grant-Date
Shares Granted	Vesting Period	Fair Value
120,756	3 years (1)	$32.16 (4)
59,477	3 years (subject to market conditions) (2)	$20.32 (3)
3,109	30 days from date of grant (5)	$32.16 (4)
16,140	30 days from date of grant (6)	$37.17 (4)

199,482

(1)	Forfeiture restrictions lapse at the end of the three-year period ending on the anniversary of the date of grant. The grant-date fair value was based the Company’s closing stock price on the date of grant.

(2)	Forfeiture restrictions lapse only upon the occurrence of certain conditions as follows:

If the average three-year stock price of the Company over the period ending on the third anniversary of the date of grant is: (a) less than $34.43, none of the shares will vest; (b) $34.43 or greater but less than $40.54, from 20% up to a certain percentage of the shares less than 100% calculated based on linear interpolation, will vest; and (c) $40.54 or greater,

11.      STOCK-BASED COMPENSATION (continued)
100% of the shares will vest, or if the Company’s closing stock price during any consecutive 20-day period after the first anniversary of the award equals or exceeds $42.53, all shares become immediately vested.

(3)	The grant-date fair value of the restricted stock was calculated using a lattice valuation model which incorporated various assumptions. A derived service period (requisite service period) was calculated reflecting a median of 1.31 years for vesting. The valuation also used an assumed volatility rate of 35.0% and a risk free interest rate of 2.1% to determine the grant-date fair value. There were no dividends assumed in the calculation.

(4)	Grant-date fair value of award is based on the Company’s closing stock price on the date of grant.

(5)	Granted to a new director upon his election to the Board of Directors of the Company.

(6)	Annual grant to Board of Directors of the Company made on April 29, 2008.
Stock Options

Number of			Grant-Date
Options Granted	Vesting Period	Exercise Price	Fair Value

5,000	3 Years	$32.16	$10.36
          One-third of these options will vest on each anniversary date of grant beginning February 13, 2009. The grant-date fair value was estimated using a Black-Scholes option valuation model which incorporated the following assumptions: expected term of 4.5 years; expected volatility of 33.0%; risk-free interest rate of 2.90%; no expected dividend distributions. No stock options were granted in the second quarter of 2008.
12.      TAXES
          The Company’s income tax expense (benefit) for the three months and six months ended June 30, 2008 was $(0.9) million and $1.4 million, respectively compared to $3.5 million and $12.4 million to the comparable prior year periods. The income tax expense for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s effective tax rate of 24.5% and 13.6% for the three and six month periods ending June 30, 2008, respectively, differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings, and state and foreign taxes. Also impacting the Company’s effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At June 30, 2007, the Company’s effective tax rate of 42% differed slightly from the statutory rate primarily due to alternative minimum tax, state and foreign taxes and U.S tax on foreign source income. The Company’s estimated tax expense recorded for the three months ended June 30, 2007 would have been significantly less had the tax legislation changes made in Norway (see Note 9 of Company’s 2007 Annual Report on Form 10-K) in the fourth quarter of 2007 been in effect during that reporting period. The Company recorded an income tax benefit in the fourth quarter of 2007 to reduce the effect to the interim period’s tax expense for the enacted tonnage tax legislation.
          Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of June 30, 2008. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. If the Company’s U.S. operations continue to be profitable, it is possible we will release the valuation allowance at some future date, which would increase the Company’s additional paid-in-capital account.

12.      TAXES (continued)
     We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities worldwide, including such jurisdictions as Norway, Mexico, Brazil, Nigeria, Angola, Hong Kong, China, and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance. For the year ended December 31, 2007, the Company recognized $2.2 million in uncertain tax positions and $1.1 million in penalties and interest. During the six months ended June 30, 2008, the Company recognized $0.6 million in uncertain tax positions, penalties and interest. Additionally, the Company initiated a voluntary disclosure with the U.S. taxing authorities regarding prior year permanent establishment issues during the six months ended June 30, 2008. As a result of the filings, which are still subject to audit, the Company reduced its provision for uncertain tax positions, penalties and interest by $1.3 million and there was no impact to the Company’s effective tax rate. The entire remaining balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process. This new tonnage tax regime was applied retroactively to January 1, 2007 and is similar to other EU tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage based tax. Unlike the previous regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $49.4 million at June 30, 2008) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $24.8 million at June 30, 2008) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.
     The Company’s policy under the previous regime was to recognize the deferred taxes associated with the earnings of our Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($77.5 million at June 30, 2008). As a result of the enactment, the accumulated untaxed shipping profits were calculated pursuant to the transitional rules and determined to be NOK 377 million ($74.2 million at June 30, 2008). The Company adjusted its liability and recognized a foreign tax payable of $69.4 million and a tax benefit in earnings of $2.8 million in 2007 related to the change.
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
13.      EMPLOYEE BENEFIT PLANS
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. As discussed in Note 2, the Norwegian companies of DeepOcean are required to have occupational pension plans. The amount of periodic expense associated with these DeepOcean plans is not included in table below as such amount for the six-week period from May 16, 2008 to June 30, 2008 would not have been material. The components of net periodic benefit costs related to the Company’s historical Norwegian defined benefit pension plans were as follows (in thousands):

13.     EMPLOYEE BENEFIT PLANS (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$195	$183	$382	$346
Service cost	75	59	147	112
Return on plan assets	(81)	(68)	(159)	(128)
Social security contributions	18	51	36	96
Recognition of net actuarial losses	13	10	26	20

Net periodic expense	$220	$235	$432	$446

     The Company’s contributions to the Norwegian defined benefit plans totaled $ 0.4 million for six months ended June 30, 2008 The Company did not make any contribution during the three months ended June 30, 2008. The Company’s contribution for the three month and six month periods ended June 30, 2007 totaled $0.2 million and $0.8 million , respectively.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.1 million for each of the three-month periods and $0.2 million for each of the six-month periods ended June 30, 2008 and 2007, respectively.
     Expected contributions for the remaining six months of 2008 (excluding the effect of the DeepOcean pension plans), in aggregate for the Norwegian and United Kingdom defined benefit plans, are $0.3 million and $0.2 million, respectively.
14.     COMMITMENTS and CONTINGINCIES
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
     On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint. On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint. On November 22, 2006, the Bankruptcy Court denied plaintiff’s motion. Plaintiffs moved for reargument of the Court’s decision and on January 16, 2007, the Bankruptcy Court denied that motion.
     A limited evidentiary hearing was held on May 21, 2007. On August 23, 2007, the Court held that the Debtors did not provide any inaccurate information to the Court, and dismissed all of plaintiff’s claims on the merits. Plaintiffs are appealing the decision. The Company believes that the plaintiffs’ allegations are without merit as the Court has already held, and it intends to defend the appeal vigorously.
Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 27.0 million Reais ($16.9 million at June 30, 2008). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response. The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal

14. COMMITMENTS and CONTINGINCIES (continued)
Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.9 million Reais ($1.9 million at June 30, 2008). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.
     If the Company’s challenges to the imposition of these taxes (which may include litigation at the Rio de Janeiro state court) prove unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s exposure. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Brazilian tax assessments could have a material adverse affect on the Company’s financial position and results of operations if the potentially mitigating factors also prove unsuccessful.
     The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business primarily related to employment matters or damage claims. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. Except as discussed above, the Company does not believe that ultimate liability, if any; resulting from any such pending litigation or claims will have a material adverse effect on its financial condition, results of operations or cash flows.
15. SEGMENT INFORMATION
     Following the Company’s acquisition of DeepOcean, consideration was given on how management reviews the results of the new combined organization. Generally, the Company believes its business is now segregated into three operational units or segments: towing and supply, subsea services and trenching. Therefore segment data has been retrospectively adjusted to present prior year data in accordance with the new reportable segments. The chief operating decision maker of the Company views operating income as the financial measure most meaningful to monitor the performance of the operating segments of the Company. While the Company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed in the DeepOcean acquisition, the chief operating decision maker is not reviewing the assets by segment but rather on a consolidated basis. Therefore total assets by segment has not been disclosed.
     The towing and supply segment is generally representative of the operations of the Company prior to its acquisition of DeepOcean. The subsea services segment is primarily represented by the DeepOcean operations except for its trenching operations conducted through its wholly owned subsidiary, CTC Marine. The subsea services segment also includes five subsea platform supply vessels (SPSVs) that the Company had in service prior to the acquisition of DeepOcean. The Company is currently constructing eight multi-purpose platform supply vessels (MPSVs) that when completed and placed in service will also be included in the subsea services segment.

15.     SEGMENT INFORMATION (continued)

	Towing and	Subsea		Corporate/
	Supply	Services	Trenching	Other	Total
	(In thousands)
Three Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$47,605	$41,223	$15,464	$—	$104,292
Direct operating expenses	27,542	30,034	13,270	—	70,846
General and administrative expenses	4,946	1,349	2,269	6,376	14,940
Depreciation and amortization	5,917	4,502	2,427	49	12,895
Loss on sale of assets	91	—	—	—	91

Operating income (loss)	9,109	5,338	(2,502)	(6,425)	5,520
Interest income					3,271
Interest expense, net of capitalized amounts					(6,176)
Foreign exchange gain					309
Other loss, net					(5,247)

Loss before income taxes and noncontrolling interest in subsidiaries					(2,323)
Income tax (benefit)					(859)

Loss before noncontrolling interest in consolidated subsidiaries					(1,464)
Noncontrolling interest in income of consolidated subsidiaries					(1,541)

Net loss					$(3,005)

Three Months Ended June 30, 2007
Revenues:
Unaffiliated customers	$52,461	$6,249	$—	$—	$58,710
Direct operating expenses	30,123	6,852	—	—	36,975
General and administrative expenses	4,572	12	—	5,766	10,350
Depreciation and amortization	5,481	633	—	—	6,114
Gain on sale of assets	(20)	—	—	—	(20)

Operating income	12,305	(1,248)	—	(5,766)	5,291
Interest income					3,981
Interest expense, net of capitalized amounts					(1,246)
Foreign exchange loss					(502)
Other loss, net					(116)

Income before income taxes and noncontrolling interest in subsidiaries					7,408
Income tax expense					3,482

Income before noncontrolling interest in consolidated subsidiaries					3,926
Noncontrolling interest in loss of consolidated subsidiaries					498

Net income					$4,424

15.     SEGMENT INFORMATION (continued)

	Towing and	Subsea		Corporate/
	Supply	Services	Trenching	Other	Total
Six Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$97,800	$50,204	$15,464	$—	$163,468
Direct operating expenses	54,949	35,620	13,270	—	103,839
General and administrative expenses	11,416	1,379	2,269	10,643	25,707
Depreciation and amortization	11,912	5,251	2,427	53	19,643
Gain on sale of assets	(2,746)	—	—	—	(2,746)

Operating income (loss)	22,269	7,954	(2,502)	(10,696)	17,025
Interest income					4,849
Interest expense, net of capitalized amounts					(6,399)
Foreign exchange gain					1,573
Other loss, net					(5,348)
Income before income taxes and noncontrolling interest in subsidiaries					11,700
Income tax expense					1,425
Income before noncontrolling interest in consolidated subsidiaries					10,275
Noncontrolling interest in income of consolidated subsidiaries					(2,382)

Net income					$7,893

Six Months Ended June 30, 2007
Revenues:
Unaffiliated customers	$106,737	$13,942	$—	$—	$120,679
Direct operating expenses	57,310	11,074	—	—	63,384
General and administrative expenses	9,003	25	—	8,470	17,498
Depreciation and amortization	10,387	1,193	—	—	11,580
Gain on sale of assets	(2,857)	—	—	—	(2,857)

Operating income (loss)	32,894	1,650	—	(8,470)	26,074
Interest income					6,699
Interest expense, net of capitalized amounts					(2,179)
Foreign exchange loss					(968)
Other loss, net					(341)

Income before income taxes and noncontrolling interest in subsidiaries					29,285
Income tax expense					(12,416)

Income before noncontrolling interest in consolidated subsidiaries					16,869
Noncontrolling interest in loss of consolidated subsidiaries					2,149

Net income					$19,018

     The Company is a worldwide provider of subsea and marine support vessels and services to the offshore oil and gas industry. Our reportable business segments generate revenues in the following geographical areas (i) the North Sea, (ii) West Africa, (iii) Latin America (primarily comprising Mexico and Brazil), (iv) the U.S. Gulf of Mexico and (v) Other (including Southeast Asia ). The Company reports its tangible long-lived assets in the geographic region where the property and equipment is physically located and is available for conducting business operations. Selected geographic information is as follows (in thousands):

15.      SEGMENT INFORMATION (continued)

		West	Latin
	North Sea	Africa	America	U.S.	Other		Total
Three Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$55,024	$11,022	$12,804	$8,643	$16,799		$104,292

Three Months Ended June 30, 2007
Revenues:
Unaffiliated customers	$29,183	$7,976	$3,265	$18,129	$157		$58,710

Six Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$89,771	$21,771	$18,180	$16,680	$17,066		$163,468
Long-lived assets, net at June 30, 2008	310,442	16,761	206,156	8,882	406,382	[a]	948,623

Six Months Ended June 30, 2007
Revenues:
Unaffiliated customers	$59,664	$17,859	$6,457	$36,541	$158		$120,679
Long-lived assets, net at June 30, 2007	170,691	31,493	6,327	24,750	2,353		235,614

a.	Includes construction in progress costs ($364.7 million). The Company will assign these costs to the appropriate geographic region once these assets are placed into service.
16.      STOCKHOLDERS RIGHTS PLAN
          On April 9, 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (Rights Plan). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007. See Note 10 of the Company’s 2007 Annual Report on Form 10-K for more information regarding the Rights Plan’s provisions.
          On April 24, 2008, the Board of Directors of the Company approved the termination of the Rights Plan. The Board approved the acceleration of the final expiration date of the rights issued pursuant to the Rights Plan to April 28, 2008, at which date, at the close of business, the Rights Plan was terminated. The Rights have been de-registered and are no longer available for issuance under the Company’s amended by-laws.
17.      RECENT ACCOUNTING STANDARDS
          On May 9, 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement,” (the “FSP” or “ABP 14-1”). The FASB also decided to add further disclosures for instruments subject to this guidance. The new rules will change the accounting for convertible debt instruments that permit cash settlement upon conversion, and will apply to the Company’s senior convertible debentures. The FSP will require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We will be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability will be recorded as additional paid-in capital. Effectively, the convertible debt will be required to be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) will be accreted to interest expense over the expected life of the senior convertible notes. We will be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The adoption will not have an impact on the Company’s cash flows. When issued, ABP 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption will not be permitted. The Company anticipates that adoption of ABP 14-1 will affect its consolidated financial statements although its final evaluation of such impact is still in progress.

17.      RECENT ACCOUNTING STANDARDS (continued)
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until fiscal years beginning after November 15, 2008. This deferral deferral will apply to future business combinations and impairments of long-lived assets both of which are non-recurring in nature. The Company partially adopted SFAS No. 157 as of January 1, 2008, as it relates to financial assets and liabilities. The adoption did not impact the consolidated financial statements however; the derivative liability associated with the 6.5% debentures is subject to the requirements of SFAS 157 (Note 6).
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 inasmuch as all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations. The Company is currently evaluating what, if any, impact the adoption of SFAS No. 141(R) might have on its consolidated financial statements. The Company’s acquisition of DeepOcean (Note 2) will not be affected by the implementation of SFAS No. 141 (R) with the possible exception of certain income tax provisions.
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
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect this statement to have any impact on its consolidated financial statements.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This Statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS 142, “Goodwill and Intangibles” with SFAS 141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the Statement requires certain additional disclosures about intangible assets. The Company is evaluating this FSP and has not determined what, if any, impact it will have on its results of operations and financial condition.

17. RECENT ACCOUNTING STANDARDS (continued)
          In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Item 2.      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). Unless otherwise indicated, any reference to Notes refers to the Notes to the Condensed Consolidated Financial Statements included herein.
CAUTIONARY STATEMENTS
          Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	projected or anticipated benefits from acquisitions, including our recent acquisition of DeepOcean ASA (DeepOcean);

•	the results, timing, outcome or effect of pending or potential litigation, our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith;

•	our ability to repatriate cash from foreign operations if and when needed;

•	projections involving revenues, operating results, cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and

•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans, financial results and any other statements which are not historical facts.
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
          Important factors that may cause our actual results to differ materially from expectations or projections include those described in Part II- Item 1A “Risk Factors” located elsewhere in this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” included in our 2007
Form 10-K.
OVERVIEW
          We are an integrated provider of subsea and trenching services and marine support vessels. We recently expanded our subsea market presence through the acquisition of DeepOcean (see “Acquisition of DeepOcean” below), a leader in the provision of high quality subsea services including inspection, maintenance and repair (IMR), survey and light construction support, subsea intervention and decommissioning. CTC Marine Project LTD (CTC Marine), a wholly owned subsidiary of DeepOcean, is a leader in providing marine trenching, the laying of sea floor cable and subsea installation services. DeepOcean and CTC Marine control a well equipped fleet consisting of an aggregate of 14 vessels, modern remotely operated vehicles (ROVs) and trenching equipment. We also continue to provide a broad range of marine support services to the oil and gas industry through use of our diversified fleet of vessels including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment; and support for the construction, installation, repair and maintenance of offshore facilities. We maintain a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, Brazil and Southeast Asia as well as the U.S. Gulf of Mexico.
          In connection with the acquisition of DeepOcean, we now view our business in three operating segments: towing and supply, subsea services and trenching (Note 15). The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
          The revenues for our towing and supply business are impacted primarily by fleet size and capabilities, day rates and vessel utilization. Day rates and vessel utilization are primarily driven by demand for our vessels, supply of new vessels, customer requirements, our vessel availability and competition. The operating costs for the towing and supply business are primarily a function of the active fleet size. The most significant of our normal direct operating costs include compensation costs for vessel crews, maintenance and repairs, marine inspection costs, supplies and marine insurance. We are typically responsible for normal operating expenses, while our customers are typically responsible for mobilization expenses, including fuel costs.
          The revenues and costs for our subsea services and trenching businesses are determined by the scope of each individual project. Our projects may utilize any combination of vessels, both owned and leased, and components of our fleet equipment consisting of ROV’s, survey equipment, ploughs, water jetters and cutters. The complexity of the project will determine what assets will be deployed to service the project.
          Generally, our projects last between three to 12 months in duration but certain projects can be much longer as we have had projects lasting up to 5 years. Revenue on our projects is generally recognized on a day-rate basis whereby it is determined by the utilization of each piece of equipment that is deployed in connection with the project. Variables that may affect our subsea services and trenching businesses include the scope and complexity of each project and weather or environmental downtime. Delays or acceleration of the timing of commencement of projects will result in fluctuations of when revenues and costs are incurred but generally it will not materially affect the amount of total costs. The subsea services and trenching businesses is somewhat seasonally driven but it is affected at different periods than our towing and supply business. The trenching business is seasonally driven as it generally needs calm seas to perform the highly specialized work with its subsea equipment so generally the second and third quarters are its stronger operating periods.
OUR OUTLOOK
•	Integrate acquisition of DeepOcean into the Trico Group. Our acquisition of DeepOcean (see “Acquisition of DeepOcean” below) positions us as a global integrated subsea solutions provider. Together, the combined Company serves 17 of the 20 largest customers for subsea field development. We will leverage our integration to expand services provided to customers for subsea field development utilizing our existing global infrastructure and DeepOcean’s expertise and equipment. We expect that the resulting contracts will generally be longer in duration than those in our traditional towing and supply market.

•	Continue to upgrade our fleet. Our upgrade program aims to improve our fleet’s capabilities and reduce its average age by focusing on more sophisticated next generation subsea vessels with broad customer applicability which can be deployed worldwide. Our upgrade program has a specific emphasis on vessels capable of supporting a variety of subsea work. We intend to continue to increase the number of vessels we have working in the subsea market by:
o	purchasing vessels from subsea service companies in return for long-term contracts;

o	constructing purpose-specific vessels for customers under long-term contracts;

o	acquiring companies that own these vessels or have favorable contracts to build such vessels;

o	converting certain platform supply vessels that can be readily upgraded when current charter contracts expire through the addition of cranes, moon pools, helidecks and accommodation units to make them more suitable for subsea and/or seismic activities; and

o	supplementing our fleet through the addition of DeepOcean’s 14 chartered and owned vessels. These newly acquired vessels not only increase the size of our fleet but reduce the average age of both our subsea services fleet from 13 years to 7 years and the overall fleet from 19 years to 16 years.
•	Continue to focus on international markets. We will continue to capitalize on our experience, personnel and fleet to expand our presence in emerging markets while leveraging the strengths of our global partners. Our goal is to continue to efficiently deploy our vessels and services into profitable operations, including the use of joint ventures, and with an emphasis on prudent mobilizations from the U.S. Gulf of Mexico to regions that have stronger long-term growth fundamentals, more favorable contracting terms and lower operating cost structures. Consistent with this strategy, we have reduced the number of our vessels in the Gulf of Mexico by more than 70% since 2004, including mobilizing three vessels in the first half of 2008 and two additional vessels since June 30, 2008.
•	Leverage our global geographic presence to exploit repositioning opportunities. By leveraging the expertise and resources of our global operations, we seek to identify and exploit opportunities to reposition vessels that are underutilized or inefficiently utilized. By moving assets among geographic regions or utilizing vessels in alternative service modes, we believe we can increase profitability.

•	Manage our capital resources and liquidity. Our acquisition of DeepOcean required us to incur and assume a substantial amount of indebtedness, which will require us to manage our cash flow to maintain flexibility under our debt covenants, allow us to meet our capital expenditure and debt service requirements, and, over time, reduce our borrowings outstanding.

•	Continue to stabilize cash flows. We plan to continue to use a centralized and disciplined approach to pricing to achieve a balance of spot exposure and term contracts for our towing and supply vessels. Our expansion into the subsea services market is intended to have a stabilizing influence on our cash flow, resulting from the longer-term contracts more prevalent in that market sector as compared to our traditional towing and supply business.

•	Expand our presence in the subsea services markets. Similar to our acquisition of DeepOcean (see “Acquisition of DeepOcean” below), we continually seek to acquire or partner with companies providing subsea services by offering sophisticated vessels and service packages for subsea work. We believe the subsea market is growing at a faster rate and will provide a higher rate of return on new vessel construction than our traditional towing and supply business.
ACQUISITION OF DEEPOCEAN
     On May 15, 2008, we initiated a series of events and transactions that resulted in our acquiring in excess of 99% of DeepOcean (Note 2). DeepOcean is a leader in the provision of high quality subsea IMR, survey and light construction support, and subsea intervention and decommissioning services. DeepOcean is also a supplier of marine trenching and cable laying services, whose operations are conducted by its wholly owned subsidiary, CTC Marine. DeepOcean controls a fleet of 14 vessels equipped with dynamic positioning systems and, together with its owners, have driven the development of a new type of dynamic positioning support vessel equipped with heavy weather launch and recovery systems. DeepOcean operates a fleet of modern ROVs and trenching equipment and has pioneered the development of deepwater module handling systems used to place and install sophisticated equipment on the ocean seabed. DeepOcean is based in Haugesund, Norway and supports its overseas operations through facilities in Aberdeen, Darlingtion and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad de Carmen in Mexico and Singapore. DeepOcean employs over 800 people worldwide.
     In assessing the acquisition we considered a number of potential strategic and financial benefits that are expected to be realized. Although we anticipate these future benefits, we cannot assure you that all or any of them will be achieved. Some of these expected benefits include, but are not limited to, the following:
•	Creation of what we believe is one of the world’s largest providers of integrated subsea services;

•	Expansion of our presence in the growing subsea services market with a global platform, which may provide a stage for additional organic growth;

•	Synergies expected to arise from an acquisition that is complementary with the November 2007 acquisition of Active Subsea, a separate Norwegian subsea services company;

•	Ability to leverage our existing infrastructure, equipment, vessels and resources to provide specialized service offerings to new and existing customers;

•	Addition of earnings and cash flow to us;

•	DeepOcean’s operational track record and engineering expertise;

•	Addition of seasoned management team with specialized knowledge of the subsea industry;

•	DeepOcean’s fleet of modern subsea capable equipment and vessels; and

•	Further improvement in our international diversification, which improves growth prospects.

          We paid approximately $690 million to acquire 99.7% of DeepOcean’s fully diluted shares of capital stock, including approximately $63.2 million we funded on July 11, 2008 to settle the shares we acquired in the mandatory tender offer that ended on June 30, 2008. We estimate that we will require an additional $1.8 million to acquire the remaining 0.3% of DeepOcean’s fully diluted shares, which is expected to be funded in the third quarter of 2008. To fund the transaction we used available cash, borrowing under new, existing and/or amended revolving lines of credit and proceeds from the issuance of $300 million of 6.5% convertible debentures. For a discussion of our debt instruments see Notes 3 and 4 and the section titled “Liquidity and Capital Resources -Debt” below.
          Our financial results will change significantly with the inclusion of the operating results and cash flows of DeepOcean and our financing of its acquisition. In connection with acquiring DeepOcean, we now have three operating segments: towing and supply, represented primarily by our historical operation of vessels; subsea services, represented primarily by the operations of DeepOcean; and trenching operations, represented by the operations of CTC Marine. For additional information regarding DeepOcean’s financial information see “Results of Operations” below and Notes 2 and 15.
NON-GAAP FINANCIAL MEASURES
          A non-GAAP financial measure is generally defined by the Securities and Exchange Commission (“SEC”) as one that purports to measure historical or future financial performance, financial position or cash flow, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We define adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income) before interest, income taxes, depreciation and amortization, gains (loss) on sales of assets, stock based compensation, other income (loss) and noncontrolling interest in (income) loss of a consolidated subsidiary.
          Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
          We believe that the GAAP financial measure that our non-GAAP adjusted EBITDA financial measure most directly compares to is operating income. Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income (loss), cash flow provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
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
The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,005)	$4,434	$7,893	$19,018
Depreciation and amortization	12,895	6,114	19,642	11,580
Amortization of non-cash deferred revenues	(97)	(221)	(184)	(429)
Interest expense, including amortization of deferred financing costs, net	6,176	1,040	6,399	1,823
Income tax expense (benefit)	(859)	3,472	1,425	12,416
Stock-based compensation	1,543	1,142	2,387	2,179
(Gain) loss on sale of assets	91	(20)	(2,746)	(2,857)
Interest income	(3,271)	(3,981)	(4,849)	(6,699)
Foreign currency exchange (gain) loss	(309)	502	(1,573)	968
Other loss, net	5,247 (1)	322	5,348 (1)	341
Noncontrolling interest in income (loss) of consolidated subsidiary	1,541	(498)	2,382	(2,149)

Adjusted EBITDA	$19,952	$12,306	$36,124	$36,147

(1)	Primarily reflects the $2.3 million loss to adjust the fair value of the embedded derivative to its market value at June 30, 2008 and the $2.5 million loss associated with the settlement of a legacy DeepOcean foreign currency swap instrument in June 2008.
The following table reconciles adjusted EBITDA to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Adjusted EBITDA	$19,952	$12,306	$36,124	$36,147
Amortization of non-cash deferred revenues	97	221	184	429
Gain on sale of assets	(91)	20	2,746	2,857
Stock based compensation	(1,543)	(1,142)	(2,387)	(1,779)
Depreciation and amortization	(12,895)	(6,114)	(19,642)	(11,580)

Operating income	$5,520	$5,291	$17,025	$26,074

RESULTS OF OPERATIONS
          We acquired a majority interest in DeepOcean on May 16, 2008 (see “Acquisition of DeepOcean” above). Our ownership interest in DeepOcean totaled approximately 54% from May 16, 2008 until June 13, 2008, at which time it increased to approximately 90% (Notes 1 and 2). As of June 30, 2008, our ownership interest was 99.7%. Accordingly, for the three month and six month periods ended June 30, 2008, every component of our operating income was significantly affected as compared with the three month and six month periods ended June 30, 2007. The following table provides the amounts included in our 2008 results from the acquisition of DeepOcean for the period from May 16, 2008 to June 30, 2008 (amounts in thousands).

Revenue	$48,114
Direct operating expenses	(37,321)
General and administrative expense	(3,648)
Depreciation and amortization	(6,155)

Operating income	$990

          In connection with the acquisition of DeepOcean, we now view our business in three operating segments: towing and supply, subsea services and trenching (Note 15). The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Towing and Supply
          Our towing and supply vessels’ average day rates, utilization and average number of vessels by each by vessel class, is as follows:

	Period July 1,	Three months ended		Six months ended
	2008 through	June 30,		June 30,
	July 18, 2008	2008	2007	2008	2007
Average Day Rates

Towing and Supply
AHTSs(1)	$36,241	$32,983	$36,452	$36,345	$34,100
PSVs(2)	17,168	17,486	17,810	17,721	18,164
OSVs(3)	7,560	7,252	8,916	7,209	9,322
Crew/Line	7,502	6,168	5,996	6,017	5,651

Utilization

Towing and Supply
AHTSs	88%	78%	74%	82%	83%
PSVs	98%	92%	96%	91%	93%
OSVs	84%	82%	74%	79%	72%
Crew/Line	58%	76%	75%	63%	79%

	Period July 1,	Three months ended		Six months ended
	2008 through	June 30,		June 30,
	July 18, 2008	2008	2007	2008	2007
Average number of Vessels

Towing and Supply
AHTSs	6.0	6.0	6.0	6.0	6.0
PSVs	7.0	7.0	7.0	7.0	7.0
OSVs	38.0	38.0	39.0	38.1	39.2
Crew/Line	4.0	4.6	7.0	5.8	7.5

(1)	Anchor handling, towing and supply vessels

(2)	Platform Supply Vessels

(3)	Offshore Supply Vessels
     Operating income for our towing and supply operations follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$47,605	$52,461	$97,800	$106,737
Direct operating expenses	(27,542)	(30,123)	(54,949)	(57,310)
General and administrative expense	(4,946)	(4,572)	(11,416)	(9,003)
Depreciation and amortization	(5,917)	(5,481)	(11,912)	(10,387)
Gain (loss) on sale of assets	(91)	20	2,746	2,857

Operating income	$9,109	$12,305	$22,269	$32,894

Revenues. Charter hire revenues of $46.9 million and $97.0 million for the three and six month periods ended June 30, 2008, respectively, decreased by $5.5 million and $8.2 million over amounts for the three and six month periods ended June 30, 2007, respectively. AHTS revenues increased $0.6 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to a four percentage increase in utilization partially offset by softer day rates. AHTS revenues increased $2.1 million for the six months periods ended June 30, 2008 compared to the same period last year reflecting stronger average day rates in the North Sea. PSV revenues decreased by $0.8 million in the three and six month periods ended June 30, 2008 compared to the same periods last year reflecting reduced day and utilization rates in the North Sea. OSV revenues were down $2.8 million and $7.6 million for the three month and six month periods ended June 30, 2008 compared to the same periods last year reflecting reduced day rates partially offset by slightly higher utilization in the Gulf of Mexico.
          Although we view the increase in utilization and rates for our vessels in the U.S. Gulf of Mexico as positive, we remain committed and continue to redeploy vessels to emerging international markets to increase utilization and to stabilize and/or increase our future cash flow. During the first half of 2008, three supply vessels were mobilized from the U.S. Gulf of Mexico, including two to Southeast Asia and one to West Africa. Subsequent to June 30, 2008, we mobilized two additional vessels formerly operating in the U.S. Gulf of Mexico to Mexico. During the three months ended June 30, 2008 we sold one supply vessel previously operating in the U.S. Gulf of Mexico.
          Other vessel income of $0.7 million and $0.8 million for the three months and six months ended June 30, 2008, respectively, increased by $0.2 million and decreased by $0.7 million compared to amounts for the three and six month periods ended June 30, 2007, respectively.
Direct Operating Expenses. Direct vessel operating expenses of $27.5 million and $54.9 million for the three and six month periods ended June 30, 2008, respectively, reflect decreases of $5.2 million and $2.4 million over amounts for the three and six month periods ended June 30, 2007, respectively. The decreases between the comparable three month periods primarily reflect the mobilization costs of five vessels to Southeast Asia in the second quarter of 2007 and the six month variance also reflects those mobilization costs partially offset by the costs we incurred to mobilize three vessels to West Africa and Southeast Asia in the first quarter of 2008. Our direct operating costs continue to be affected by the weakening of the U.S. dollar which increases the dollar equivalent cost of our international businesses, and increased repair and maintenance costs on some of our older supply vessels.
Depreciation and Amortization Expense. Depreciation and amortization expense of $5.9 million and $11.9 million for the three and six month periods ended June 30, 2008, respectively, increased $0.4 million and $1.5 million, respectively, over the same periods in 2007, reflecting primarily the strengthening of the Norwegian Kroner, which increased the dollar value of our North Sea vessels and the related depreciation expense.
General & Administrative Expenses. General and administrative expenses of $4.9 million and $11.4 million for the three months and six months ended June 30, 2008, respectively, reflect increases of $0.4 million and $2.4 million over amounts for the three months and six months ended June 30, 2007, respectively. The increases reflect costs associated with our expansion of our operations across West Africa, changes in management personnel throughout the Company, and the impact of European currencies’ continuous strengthening against the U.S. dollar.
Gain (Loss) on Sale of Assets. Our gain (loss) on the sale of assets totaled $2.7 million for the six months ended June 30, 2008. This reflects a $2.7 million gain from the sale of the land and buildings comprising our Houma, Louisiana facility in February 2008. In April 2008, we sold three vessels at essentially book value. The gain on sale of assets for the first half of 2007 totaled $2.9 million, reflecting the sale of four vessels in the first quarter of 2007.

Subsea Services
          We recently established our subsea services segment following the acquisition of DeepOcean. (see “Acquisition of DeepOcean” above), a recognized leader in the provision of high quality subsea services including IMR, survey and light construction support and subsea intervention and decommissioning. The subsea services segment includes 9 vessels from DeepOcean and the five SPSVs currently in service and will include the eight MPSVs we acquired in the Active Subsea acquisition in November 2007 (see Note 3 of our 2007 Form 10-K) and four additional subsea vessels all of which are currently under construction. We expect four of the vessels being constructed to be delivered over the remainder of 2008, four additional vessels to be delivered in 2009 and the remaining four vessels to be delivered in the first half of 2010. The increased results for the three month and six month periods ended June 30, 2008 from the comparable periods in 2007 reflect the inclusion of DeepOcean’s results for the 46-day period from May 16, 2008 to June 30, 2008. The results of our subsea segment for three and six month periods ended June 30, 2008 follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$41,223	$6,249	$50,204	$13,942
Direct operating expenses	(30,034)	(6,852)	(35,620)	(11,074)
General and administrative expense	(1,349)	(12)	(1,379)	(25)
Depreciation and amortization	(4,502)	(633)	(5,251)	(1,193)

Operating income	$5,338	$(1,248)	$7,954	$1,650

Subsea Vessels. A comparison of our five SPVSs in service during both 2008 and 2007 were up $1.5 million and $2.3 million for the three and six months periods ended June 30, 2008, respectively, over the same periods in 2007. The higher amounts reflect much stronger day rates during the periods which were offset by lower utilization rates specifically in the second quarter. The average day rate and utilization of our five SPSVs are as follows:

	Period July 1,	Three Months Ended		Six Months ended
	2008 through	June 30,		June 30,
	July 18, 2008	2008	2007	2008	2007
Day Rate	$21,766	$21,941	$14,588	$20,160	$16,199
Utilization	80%	77%	92%	85%	91%
Trenching
          The trenching business was established upon the acquisition of DeepOcean (see “Acquisition of DeepOcean” above). The trenching segment is operated trough CTC Marine, which operates five vessels and a large fleet of marine trenching vehicles providing trenching, cable laying and subsea installation services. The results of our trenching segment for the period from May 16, 2008 to June 30, 2008 follows (amounts in thousands):

Revenues	$15,464
Direct operating expenses	(13,270)
General and administrative expense	(2,269)
Depreciation and amortization	(2,427)

Operating loss	$(2,502)

Other Financial Information
General & Administrative Expenses. General and administrative expenses not allocated to our operating segments totaled $6.4 million and $10.6 million for the three months and six months ended June 30, 2008, respectively, reflect increases of $0.6 million and $2.2 million over amounts for the three months and six months ended June 30, 2007, respectively. The increases in our corporate general & administrative expenses reflect costs associated with the initiation of integrating DeepOcean into our operations, higher stock based compensation costs, personnel increases, expansion of our operations across West Africa, changes in management personnel throughout the Company, and the impact of European currencies’ continuous strengthening against the U.S. dollar.
Interest Expense. Interest expense of $6.2 and $6.4 million for the three and six month periods ended June 30, 2008 respectively, increased by $4.9 million and $4.2 million over the comparable periods in 2007, respectively. The increase is attributed to the debt incurred in acquiring DeepOcean as well as assuming $267.6 million of DeepOcean’s debt in the acquisition. Until the incurrence of this new debt and assumption of the DeepOcean debt, all of our interest was being capitalized in connection with the construction of 11 vessels that are in the process of being made ready for use in our subsea services activities. Our capitalized interest amounts totaled $4.0 million and $5.2 million for the three month and six months ended June 30, 2008, respectively. We did not capitalize any interest during the first half of 2007 because we did not have any material qualifying assets in progress during that period.
Interest Income. Interest income of $3.3 million and $4.9 million for the three and six month periods ended June 30, 2008, respectively, decreased $0.7 million and $1.8 million from the comparable periods in 2007, respectively, reflecting our use of available cash to partially fund the acquisition of DeepOcean. The 2007 periods reflect interest income on our higher average cash balances including our investments in available-for-sale securities, which were sold in late 2007 to partially fund our acquisition of Active Subsea.
Income Tax Expense. Consolidated income tax for the three and six month periods ended June 30, 2008 was a benefit of ($0.9) million and an expense of $1.4 million, respectively, which is primarily related to the income (loss) generated by our U.S., West African and Norwegian operations. The Company’s effective tax rate of 24.5% for the three months and 13.6% for the six months period ending June 30, 2008 differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings, and state and foreign taxes. Also impacting the Company’s effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At June 30, 2007, the Company’s effective tax rate of 42% differed slightly from the statutory rate primarily due to alternative minimum tax, state and foreign taxes and U.S tax on foreign source income. The Company’s 2007 estimated tax expense was later reduced significantly due to tax legislation changes made in Norway during the fourth quarter of 2007.
Noncontrolling Interest in Consolidated Subsidiary. The noncontrolling interest in the income (loss) of our consolidated subsidiaries of $0.4 million for the three months and $1.2 million for the six months ended June 30, 2008, compared to a loss of ($0.5) million and ($2.1) million, respectively, for the comparable periods in 2007. The income amounts in 2008 reflect the noncontrolling interest’s share of EMSL’s income offset by the noncontrolling interest in DeepOcean totaling ($2.4) million for the three and six month periods ended June 30, 2008. EMSL’s operations are now benefiting from the vessels it received in 2007. In 2007. EMSL operations resulted in a loss primarily as a result of the aforementioned costs associated with its receipt of vessels, including dry-dock completions and mobilization of five cold-stacked vessels.
LIQUIDITY AND CAPITAL RESOURCES
Debt. As previously indicated we incurred and assumed a substantial amount of indebtedness associated with our acquisition of DeepOcean. Our existing credit facilities contain numerous financial covenants and our compliance with those covenants is necessary to maintain the facilities in good standing. We are in compliance with our debt covenants at June 30, 2008. Please see Item 1A “Risk Factors” of Part II-“Other Information” located elsewhere in this Quarterly Report on Form 10-Q, for more details about potential risks involving these facilities. Our summarized debt is as follows (in thousands):

	June 30, 2008	December 31, 2007
$300 million face amount, 6.5% Senior Convertible Debentures, net of discount of $52.8 million, interest payable semi-annually in arrears, maturing on May 15, 2028 (Note 3)	$247,262	$—
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	150,000	150,000
$200 million Revolving Credit Facility(1) maturing in May 2013	113,953	—
$100 million Revolving Credit Facility (1) maturing no later than December 2017	15,183	—
$50 million US Revolving Credit Facility Agreement (1) maturing in January 2011	46,459	—
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	7,545	8,174
NOK 260 million Short Term Credit Facility interest at 8.3% maturing on November 1, 2008	15,940	—
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	—	2,000

Debt assumed in acquisition of DeepOcean:
NOK 350 million Revolving Credit Facility, maturing December 1, 2014	63,324	—
NOK 230 million Revolving Credit Facility, maturing June 1, 2012	40,419	—
NOK 300 million Senior Notes, maturing October 5, 2010	35,684	—
23.5 million Euro Revolving Credit Facility, maturing September 30, 2008	22,310	—
NOK 150 million Additional Term Loan, maturing December 18, 2011	16,980	—
$18 million Revolving Credit Facility, maturing December 5, 2011	17,000	—
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	23,641	—
4.3 million Sterling Revolving Credit Facility, maturing December 31, 2013	11,307	—
Other debt assumed in acquisition of DeepOcean	25,447	—
Fresh-start debt premium	342	371

Total debt	852,796	160,545
Less current maturities	(90,779)	(3,258)

Long-term debt, including premium	$762,017	$157,287

(1)	Interest on revolving credit facilities is at London inter-bank offered rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25%. The three month LIBOR rate for the period ending June 30, 2008 and December 31, 2007 was 2.8% and 5.0%, respectively.
6.5% Senior Convertible Debentures. On May 14, 2008, we entered into a securities purchase agreement under which we agreed to sell $300 million aggregate principal amount of our 6.5% Senior Convertible Debentures (the 6.5% Debentures) due 2028 to certain institutional investors. On May 16, 2008, we issued $300 million of the 6.5% Debentures in a private placement transaction. The 6.5% Debentures are governed by an indenture, dated as of May 16, 2008, between Wells Fargo Bank, National Association, as trustee and us. The net proceeds from the 6.5% Debentures totaled approximately $287 million net of fees and were used to partially fund the acquisition of shares of DeepOcean capital stock (Note 2).
          The 6.5% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of our other existing and future senior indebtedness. The 6.5% Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries.
          In connection with the sale of the 6.5% Debentures, we also entered into a registration rights agreement with the purchasers of the 6.5% Debentures with respect to the resale of the debentures and its common stock issuable upon conversion of the 6.5% Debentures. We filed a shelf registration statement with the SEC on June 16, 2008, which was declared effective on July 3, 2008. If the shelf registration statement ceases to be effective or fails to be usable for its intended purpose, or it is suspended for certain defined periods of time, we will be required to pay additional interest equal to one-half of one percent (0.50%) per each 30 day period, during certain periods and subject to certain limitations.
          The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $40.42 per share), subject to adjustment. The conversion rate will be adjusted upon certain events including (i) stock dividends; (ii) certain subdivisions, combinations or reclassifications of our common stock; (iii) certain issuances or distributions to all or substantially all holders of our common stock; and certain other events. In addition, in the event of certain types of fundamental changes, holders of the debentures may elect either to receive an interest make-whole payment or to cause us to increase the conversion rate by a number of additional shares of our common stock (which reflect the approximate value of interest that would have accrued under the 6.5% Debentures at the applicable interest rate for the period from the applicable conversion date through May 15, 2013). Any of these adjustments to the conversion rate could mean that the number of shares of the our common stock that are actually issuable upon conversion of all debentures may increase above the 7,422,069 shares that would be issuable if holders elected to convert their debentures and we decide to settle the conversion into shares of its common stock (and no cash) at the initial conversion rate. There is both a maximum and minimum number of shares that may ultimately issued under any adjustment of the conversion rate pursuant to these specific situations that allow for the modification of the initial conversion rate.
          If converted, holders will receive, at our election, cash, shares of the Company’s common stock or a combination thereof. Holders may convert their debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Upon any conversion prior to May 15, 2013, we will pay the holder the present value of the remaining coupons owed on the principal amount of the debentures converted through and including May 15, 2013.
          Upon conversion of the 6.5% Debentures, our flexibility in settling such conversion is subject to an “exchange cap,” which provides that we will not be obligated to issue shares of common stock upon conversion if the issuance of such shares would exceed the aggregate number of shares which we may issue without stockholder approval of the issuance under applicable rules and regulations of the NASDAQ Global Market. A special meeting of our stockholders is scheduled for August 12, 2008 to vote on the issuance of shares of our common stock upon conversion of the 6.5% Debentures. A definitive proxy statement for such proposal was filed on July 2, 2008.
          The 6.5 % Debentures interest is payable semiannually in arrears on May 15 and November 15 of each year beginning November 15, 2008. The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased. The indenture governing the 6.5% Debentures contains negative covenants with respect to our incurring any indebtedness that is senior to or pari passu with the 6.5% Debentures other than the permitted indebtedness, or any liens or encumbrances other than the permitted liens.
          Subject to certain conditions, we may redeem up to 50% of the original principal amount of the 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded the 6.5% Debentures initial conversion price by 175%, equating to $70.74 per share, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. Beginning on May 15, 2011, we may redeem any outstanding 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded 175% of the initial conversion price of the 6.5% Debentures for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. On or after May 15, 2013, we may redeem for cash all or a portion of the 6.5% Debentures at a redemption price of 100% of the principal amount of the 6.5% Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may require us to purchase all or a portion of their 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023. In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their 6.5% Debentures. Any repurchase of the 6.5% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 6.5% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase.
          The conversion features included within the 6.5% Debentures are considered an embedded derivative as defined in Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under FAS 133 the Company is required to bifurcate this embedded derivative from the host debt instruments and record it at fair value on the date of issuance. To estimate the fair value of the embedded derivative, we used a Monte Carlo simulation lattice model to establish the derivative’s fair value in accordance with the requirements of SFAS 157 “Fair Value Measurements.” The estimated fair value of the derivative on the date of issuance was $53.8 million, which was recorded as a discount on the 6.5% debentures with a corresponding derivative liability. The derivative liability must be marked-to-market each reporting period with changes in its fair value recorded in the consolidated statement of operations as other income (loss). On June 30, 2008, the estimated fair value of the derivative was $56.1 million resulting in a $2.3 million loss for the three months and six months periods ended June 30, 2008. The discount on the 6.5% Debentures is being accreted through an additional non-cash charge to interest expense over a five year period given that the 6.5% Debentures include a number of put and call options held by the holder and the Company that make it probable that the 6.5% Debentures will be redeemed or converted by the first put option date of May 15, 2013. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.2% on these convertible notes. The derivative liability will continue to be marked to market each reporting for the life of the debt, which, as previously indicated, is expected to be five years based on the put and call options included within the debt instrument. Over time, there will be no cumulative effect on our income statement associated with the combination of the accretion of the debt discount and the termination of the derivative liability.
3% Senior Convertible Debentures. In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “3% Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the Senior Debentures. Net proceeds of the offering were for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.
          Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.
          The 3% Debentures are senior unsecured obligations and rank equally in right of payment to all of our other existing and future senior indebtedness. The 3% Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of its assets collateralizing such indebtedness and any liabilities of its subsidiaries. The 3% Debentures and shares of the common stock issuable upon the conversion of the Senior Debentures have been registered under the Securities Act of 1933.
          The 3% Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of Senior Debentures (equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. For more information regarding our 3% Debentures conversion and redemption options, see Note 8 of our 2007 Annual Report on Form 10-K.
$200 million Revolver. In connection with financing the DeepOcean acquisition, we entered into a credit agreement (the $200 million Credit Agreement) with Nordea Bank Finland PLC, New York Branch and various other lenders. The credit agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries and is collateralized by vessel mortgages and other security documents. The revolving credit facility under this credit agreement provides the Company with additional capacity to draw funds as required to finance a portion of the acquisition. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio). The facility matures on May 14, 2013.
          The credit agreement subjects the Company to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage. Payment under the credit agreement may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement on other Indebtedness (as defined in the $200 Million Credit Agreement) in excess of $10 million and occurrence of certain changes of control.
$100 million Subsea Credit Facility. On April 24, 2008, we entered into an eight-year multi-currency revolving credit facility in the amount of $100.0 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel and December 31,

2017. The commitment under facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel and June 30, 2010. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio). The facility also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.
U.S. Credit Facility. On January 31, 2008, we entered into a $50.0 million three-year credit facility (the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under this revolving credit facility reduces to $40 million after one year and $30 million after two years. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the loan (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans in the case of a Eurodollar Loan (as defined in the U.S. Credit Facility) or, in the case of a Base Rate Loan (as defined in the U.S. Credit Facility), the higher of (i) the Prime Rate (as defined in the U.S. Credit Facility) or (ii) the Federal Funds Rate (as defined in the U.S. Credit Facility) plus .5% plus (i) in the case of a Eurodollar Loan, 2.25% (the margin is subject to adjustment based on consolidated leverage ratio, which could decrease our current margin to as low as 1.75%,) or (ii) in the case of a Base Rate Loan, a percentage per annum equal to 1% less than the then applicable margin for a Eurodollar Loan.
Short Term Credit Facility. On May 28, 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the short term credit facility). The short term credit facility agreement provides for a NOK 260,000,000 short term credit facility (approximately $51,232,000 at June 30, 2008) that Trico Shipping is using for general corporate purposes. The facility’s maturity date was recently extended from August 1, 2008 to November 1, 2008. Interest on any outstanding balance under the facility accrued at 8.3% per annum until August 1, 2008 at which time it increased to 9.05% and is payable quarterly.
EMSL Credit Facility Agreement. In June 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the EMSL Credit Facility). The EMSL Credit Facility is a secured revolving and term loan that allows EMSL to borrow up to $5.0 million for general working capital purposes. The EMSL Credit Facility is collateralized by a first preferred mortgage on one vessel and bears an annual interest rate of LIBOR plus a 0.08% margin. The EMSL Credit Facility was repaid in full and subsequently terminated during the three months ended June 30, 2008.
NOK Revolver. We entered into our Norwegian Kroner revolving credit facility (the “NOK Revolver”) in June 1998. In April 2002, this credit facility was amended by increasing the capacity to NOK 800 million. This facility was amended and replaced with the $200 million revolver discussed above.
NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavor, DeepOcean entered into this NOK 350 million credit facility (approximately $68.8 million at June 30, 2008). This multi-currency facility allows for borrowings to be made in either US. Dollars or NOK. The loan is guaranteed by DeepOcean ASA and is secured with vessel mortgages, a portion of DeepOcean’s inventory, and other security documents. The commitment under the facility decreases semi-annual by approximately 10 million NOK (approximately $2.0 million) with a balloon payment at maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 0.75% for NOK borrowings and the LIBOR rate plus 0.75% for US Dollar borrowings and is payable quarterly. The facility is subject to certain customary financial covenants, which DeepOcean was in compliance at June 30, 2008. DeepOcean has received a waiver for the change in control convenant under this facility. Should DeepOcean cease to be listed on the Oslo Bors exchange, we would be in default under the facility absent obtaining a waiver from the lender
NOK 230 million Revolving Credit Facility. DeepOcean entered into this agreement in May 2007. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion but has subsequently been reduced to NOK 585 million. This NOK 230 million credit facility is secured with a first priority lien on all DeepOcean vessels, inventory up to NOK 1.0 billion and other security documents including the pledge of shares in DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 10 million (approximately $2.0 million at June 30, 2008) with a final NOK 140 million balloon payment due at the June 1, 2012 maturity date. Interest on this facility is at the 3-month NIBOR rate plus 0.75% and is payable quarterly in arrears. The facility is subject to certain customary financial covenants that DeepOcean was in compliance at June 30, 2008.

NOK 300 million Senior Notes. In October 2006, DeepOcean issued NOK 300 million of Senior Notes (Notes) due October 9, 2009. The Note proceeds were used in the acquisition of CTC Marine and for general corporate purposes. The coupon rate on the Notes is the 3-month NIBOR rate plus 1.65%, and is payable quarterly. The Notes were subject to a change in control provision that was triggered when the Company acquired a majority interest in DeepOcean. This provision allowed the holders of the Notes to exercise a put option if exercised within two months following notice of the acquisition of control of DeepOcean. The last day for holders to exercise this put option was July 28, 2008. Holders of the Notes converted approximately NOK 236 million of these Notes pursuant to these put options. The approximate remaining NOK 62 million of Notes outstanding will mature in October 2009 as originally issued.
23.5 million Euro Revolving Credit Facility. DeepOcean entered into this multi-currency facility in October 2001, which provides for Euro and US Dollar borrowings. The commitment under this facility has been reduced to 18 million Euros. The purpose of this facility was to fund the construction of the vessel Arbol Grande. The facility is secured by a first priority lien on the Arbol Grande. Interest on the loan is payable quarterly at LIBOR plus 1.75%. The facility will mature on September 30, 2008. DeepOcean has received a waiver for the change of control covenant under this facility.
NOK 150 Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million facility discussed above this NOK 150 million term loan is part of a larger NOK 585 millioncomposite facility. The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with a first priority lien on all DeepOcean vessels, inventory up to NOK 1.0 billion and other security documents including the pledge of shares in DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, US Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million semi-annual payments due in June and December every year until December 18, 2011 when the debt matures. Interest on the debt accrues at LIBOR plus 0.75% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants. DeepOcean was in compliance with these covenants at June 30, 2008.
$18 million Revolving Credit Facility. In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the MV Atlantic Challenger. The loan is secured with a first priority lien on the MV Atlantic Challenger. This facility is subject to a mandatory $0.5 million per quarter payment. Interest under the facility accrues at LIBOR plus 0.80% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants. DeepOcean was in compliance with these covenants at June 30, 2008.
8 million Sterling Overdraft Facility. CTC Marine uses this secured short term overdraft facility in its normal business operations. The facility actually has gross capacity of 12 million Sterling but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, US Dollars, NOK, Australian Dollars and Euros. At June 30, 2008, CTC Marine had cash totaling $12.1 million, which means the net borrowings on the overdraft facility were $11.5 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears. The facility is secured by the property and equipment of CTC Marine.
4.3 million Sterling Revolving Credit Facility. This 4.3 million Sterling facility is a component of a larger composite facility (totaling approximately 16 million Sterling) that CTC Marine uses to finance the purchase of new assets. The other two facilities comprising this composite facility had limited draws at June 30, 2008 (an approximate aggregate of $7.2 million). The composite facility is secured with the property and equipment of CTC Marine. Interest on the facility accrues at the 3-month Sterling LIBOR rate plus 1.65% and is payable quarterly on last day of period. The total facility is subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the loan. The 4.3 million Sterling Revolving Credit Facility is subject to a semi-annual reduction of its borrowings outstanding of approximately 0.3 million Sterling (approximately $0.5 million at June 30, 2008) until January 2009, at which time, the mandatory 0.3 million Sterling payments become a quarterly requirement. The facility matures in December 2013.

Capital Requirements
          Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, fund construction of new vessels and equipment, lease new vessels and/or purchase additional equipment, provide working capital to support our operating activities and service debt. Over the next twelve months we expect our operating cash flow and additional availability under our existing credit facilities will be sufficient to fund our capital expenditure requirements and service our near-term debt requirements. Our existing credit facilities contain numerous financial covenants and our compliance with those covenants are necessary to maintain the facilities in good standing. Additionally, an event of default will be deemed to have occurred under certain of our credit facilities if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrower. Under certain of our credit facilities, a material adverse change/effect is determined in the reasonable opinion of the respective lenders, whose opinion is outside our control. Additionally, certain of our credit facilities contain cross-default provisions that trigger defaults under other of our credit facilities. All of these items makes maintaining our good standing under our credit facilities a high priority to us. Please see Item 1A “Risk Factors” of Part II-“Other Information” located elsewhere in this Quarterly Report on Form 10-Q, for more details about potential risks involving these facilities.
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
          We operate through three primary operating segments: towing and supply, subsea and trenching. We operate globally with our primary geographic areas being the North Sea, West Africa, Latin America including Mexico and Brazil, and Southeast Asia as well as the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico operations have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws make it difficult, to some extent, for us to effectively transfer the financial resources from one segment for the benefit of the other. For additional information regarding our operating segments see Note 15.
          Changes in Norwegian Tax Laws. As a result of recent changes in Norwegian tax laws, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability (NOK 251 million, $49.3 million at June 30, 2008) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $24.8 million at June 30, 2008) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authority at that time.
Contractual Obligations
          We will continue to update the following table that summarized our material contractual commitments throughout the remainder of 2008 as our integration efforts for DeepOcean and CTC progress (amounts in thousands).

		1 Year or			More Than
	Total	Less	2–3 Years	4–5 Years	5 Years
Long-term debt obligations [a,b]	$905,191	$120,687	$109,616	$134,962	$539,926
Interest on fixed rate debt [c]	475,500	24,000	48,000	48,000	355,500
Vessel construction obligations and other capital expenditures [d]	272,604	229,498	43,106	—	—
Operating lease obligations [e]	10,389	2,154	5,114	1,396	1,725
Foreign taxes payable [f]	69,404	4,647	13,881	9,254	41,642
Pension obligations [g]	4,118	300	1,022	409	2,387

Total	$1,737,206	$381,286	$220,739	$194,021	$941,180

a.	Excludes fresh start debt premium and the $52.7 million unamortized discount on the 6.5% Debentures.

b.	Does not assume any early conversions or redemption for the 6.5% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date.

c.	Includes the semi-annual interest payments on the 6.5% Debentures and the 3% Debentures to their maturities of 2028 and 2027, respectively

d.	Reflects committed expenditures, does not necessarily reflect the future capital expense budget for periods presented.

e.	Reflect our operating lease obligations associated with our operations prior to the acquisition of DeepOcean and CTC Marine. DeepOcean and CTC Marine also have operating leases that totaled approximately NOK 3.4 billion at December 31, 2007 (approximately $0.7 million at June 30, 2008 exchange rate).

f.	Reflects changes in the Norwegian tax laws which allows for a portion of the accumulated untaxed shipping profits, $46.2 million to be paid in equal installments over the next 10 years. An additional liability of $23.2 million can be satisfied through making qualifying environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. The acquisition of DeepOcean did not affect this line item as they did not have any accumulated shipping profits that would have qualified for the new regime legislation.

g.	Does not reflect the pension plans of DeepOcean. As indicated in Note 2, we are in the process of establishing the fair value of all of the DeepOcean plans at the date of acquisition. We will update this disclosure pending finalization of that evaluation, which we anticipate will be prior to year end 2008.
Cash Flows
          Our primary sources of cash flow during the six months ended June 30, 2008 were provided by operating activities, proceeds from the issuance of the 6.5% Debentures, borrowings under our new and existing revolving credit facilities, the exercise of warrants, and asset sales. The primary uses of cash were for the acquisition of DeepOcean and payments for the additions to property and equipment. During the first half of 2008, our cash balance increased $35.3 million to $166.7 million from $131.5 million at December 31, 2007.
          Net cash provided by operating activities for the six months ended June 30, 2008 was $44.1 million, a decrease of $5.7 million from the same period in 2007. Significant components of cash provided by operating activities during the first half of 2008 included net earnings of $7.9 million, adjusted for non-cash items of $27.5 million and changes in working capital and other asset and liability balances of $8.7 million.
          Net cash used in investing activities was $472.5 million for the six months ended June 30, 2008, compared to $54.3 million for the same period in 2007. Our investing cash flow in 2008 primarily reflects our investment in the acquisition of substantially all the outstanding shares of DeepOcean, net of cash acquired of $430.8 million and $61.6 million of additions to property and equipment. We anticipate that during the second half of 2008 we will spend approximately $75.0 million to complete the acquisition of DeepOcean, including the approximate $63 million payment we made in July 2008 to settle the shares we acquired in the tender offer that ended on June 30, 2008 and approximately $118.0 million to make additional capital expenditures, including approximately $79.0 million associated with construction of vessels acquired from Active Subsea. Our investing cash flows also include $7.0 million of proceeds from the asset sales, proceeds of $8.2 million associated with a settlement of a derivative contract held by DeepOcean prior to our acquisition of the Company, and a $4.6 million decrease in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008. In the first half of 2007, investing cash outflows was primarily related to the purchase of available-for-sale securities of $50.7 million, partially offset by a decrease in restricted cash of $3.9 million.
          Net cash provided by financing activities was $457.3 million for the six months ended June 30, 2008, compared to $140.3 million for the same period in 2007. Our 2008 amount includes $461.3 million in financing transactions primarily associated with the acquisition of DeepOcean, including issuance of $300 million of 6.5% Debentures and $161.8 million of net borrowings under our existing credit facilities (see “Debt” above). Our financings activities during the first half of 2008 also included the $2.0 million final payment on the EMSL Credit facility and $11.6 million of net proceeds received from the exercise of warrants and options. Debt issuance costs associated with the 6.5% Debentures and our bank credit facilities totaled $16.1 million in the first half of 2008. In February 2007, we issued $150.0 million of 3% Debentures. We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the 3% Debentures were used for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.

CRITICAL ACCOUNTING POLICIES
          Management’s Discussion and Analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 2 to our consolidated financial statements included in our 2007 Form 10-K. During the second quarter, following the acquisition of DeepOcean we identified the following assumptions and estimates as additional critical accounting policies and estimates to supplement those estimates included within Item 7 of our 2007 Form 10-K under the heading “Our Critical Accounting Policies.”
Estimate of Purchase Price Allocation
          The purchase price of DeepOcean is allocated to the related assets and liabilities based on their estimated fair values at the May 16, 2008 acquisition date. At June 30, 2008 the allocation of the purchase price to assets acquired and liabilities assumed in the DeepOcean transaction is based on our preliminary valuation estimates. These purchase price allocations will be finalized based on valuations and other studies to be performed by us. We expect to substantially complete our fair value assessments by year-end 2008. As a result, the final adjusted purchase price and purchase price allocations may differ, possibly materially, from the amounts recorded at June 30, 2008.
Derivative Valuation.
          Our 6.5% Debentures have options associated with them that require that we account for them under SFAS 133 “Accounting for Derivatives and Hedging Activities.” These embedded derivatives are not economic hedges and do not qualify for hedge accounting treatment. We do not use derivative instruments for trading purposes. Derivatives are carried at their fair value on our consolidated balance sheet. We recognize all changes in the fair value of these contracts in our consolidated statement of income in the period in which the changes occur. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings until our 6.5% Debentures are either converted or settled.
          In determining the amounts to be recorded for our open derivative contract, we are required to estimate the fair value of the derivative. Our estimates are based upon various factors that include our stock closing price, volatility, United States Treasury Bond Rates, and the time value of options. The calculation of the fair value of our option contracts requires the use of a Monte Carlo simulation lattice option-pricing model.
RECENT ACCOUNTING STANDARDS
See Note 17 for a listing of recent accounting standards.
Item 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As a result of our acquisition of DeepOcean, the Company’s interest rate market risk has significantly increased. The Company’s revolving credit facilities and other loans (see “Liquidity and Resources — Debt” and Note 4 of the notes to condensed consolidated financial statements include herein) have variable rates, which exposes the Company to interest rate risk. At the present time the Company does not hedge its exposure to fluctuations in interest rates. Based on the borrowings outstanding at June 30, 2008 under variable rate financing arrangements, a change in 100 basis points in the applicable annual interest rates would have an approximate $4.6 million annual pre-tax impact on the Company’s results of operations and cash flows.
          The Company has substantial international operations and has numerous customer contracts and debt obligations denominated in several foreign currencies, the majority of which replicate the functional currency of legal entity in which they operate, and are for the most part stable currencies however the volume of non U.S. dollar assets and liabilities exposed the Company’s operating results to foreign currency risks. The Company cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates. The Company does not use any hedge contracts to minimize this risk although it may consider doing so in the future. Fluctuation in exchange rates could harm our business and cash flows in the future.

          Except as discussed above, there have been no other material changes in the Company’s exposure to market risk during the three months ended June 30, 2008. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion.
Item 4. CONTROLS AND PROCEDURES.
          On May 15, 2008, the Company initiated a series of transactions that resulted in it acquiring almost 100% of DeepOcean. The total acquisition price for acquiring all of DeepOcean shares of capital stock is expected to approximate $690 million. The Company considers the acquisition of DeepOcean material to the results of its operations, financial position and cash flows from the date of acquisition on May 16, 2008 through June 30, 2008 and believes that the internal controls and procedures over the operations of DeepOcean will have a material effect on the Company’s internal controls over financial reporting. The Company is integrating DeepOcean operations and will report on its assessment within the time provided by the Sarbanes-Oxley Act and applicable rules relating to business acquisitions, which provide the Company with a one-year grace period before requiring it to include DeepOcean in its year end assessment of controls over financial reporting. The Company plans to utilize this exemption and will start including DeepOcean in its Sarbanes Oxley Act Section 404 reporting requirement for the year ending December 31, 2009.
          The Company has maintained its disclosure controls and procedures that were in effect prior to the acquisition of DeepOcean; although, it is currently integrating new personnel that contribute to the Company’s controls over financial reporting. The Company does not believe this acquisition will negatively affect its internal controls over financial reporting.
          In addition, as a matter of course, the Company will continue to update its internal controls over financial reporting as necessary to accommodate DeepOcean’s business processes or accounting procedures.
          Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
          Please read Item 3. Legal Proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our material legal proceedings.
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
Item 1A. RISK FACTORS.
     The risk factors described below, should be read in conjunction with our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The following risk factors are associated with the Company’s acquisition of DeepOcean and issuance of its 6.5% Convertible Debentures:
A substantial number of shares of our common stock will be eligible for future sale upon conversion of the 6.5% Debentures and exercise of the phantom stock units, and the sale of those shares could adversely affect our stock price.
          Pursuant to the terms of the registration rights agreement that we entered into with the purchasers of the debentures on May 16, 2008, we registered for resale 7,422,069 shares of common stock which are issuable, in certain circumstances (and assuming conversion at the initial conversion rate), to such purchasers upon conversion of the debentures. The debentures are convertible into, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock. In addition, pursuant to the terms of the registration rights agreement that we entered into with West Supply IV on May 22, 2008, we registered 1,352,558 shares of our common stock issuable, in certain circumstances, to West Supply IV upon the exercise of the phantom stock units for resale on certain registration statements that the Company may file (including the registration statement to register the shares underlying the debentures). A substantial number of shares of our common stock is now eligible for public sale upon conversion of the debentures and exercise of the phantom stock units. If a significant portion of these shares were to be offered for sale at any given time, the public market for our common stock and the value of our common stock owned by our stockholders could be adversely affected.
You will experience substantial dilution if the 6.5% Debentures are converted and the phantom stock units are exercised, for shares of our common stock.
          The 6.5% Debentures issued in connection with the DeepOcean acquisition are convertible into, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock, at an initial conversion rate of 24.74023 shares per $1,000 principal amount of debentures, subject to adjustment. If converted, the holders will receive, at our election, cash, shares or a combination thereof. In addition, the phantom stock units issued to West Supply IV and certain members of DeepOcean management represent the right to receive an aggregate of up to 1,581,902 shares of our common stock. If shares of our common stock are issued upon conversion of the debentures and exercise of the phantom stock units the result would be a substantial dilution to our existing stockholders of both their ownership percentages and voting power.
Our acquisition of shares of DeepOcean and our mandatory offer to acquire the remaining outstanding shares of DeepOcean will result in significant costs to us which could reduce our near term cash flows and our future operating results.
          We are required to pay our costs related to the acquisition of shares of DeepOcean and the mandatory offer to acquire the remaining shares of DeepOcean, such as amounts payable to legal and financial advisors and independent accountants, and such costs are significant. Incurring these expenses will reduce our near term cash flows and future operating results.
If we and DeepOcean are not able to integrate our combined operations into a cohesive operating unit in a timely manner, or at all, the anticipated benefits of the acquisition may not be realized in a timely fashion, or at all, and our existing businesses may be adversely affected.
          The success of our acquisition of DeepOcean will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies of combining the operations of DeepOcean with our operations and our ability to effectively utilize the additional resources we will have following the acquisition. The acquisition involves risks related to the integration and management of acquired technology and operations and personnel. The integration of our and DeepOcean’s operations will be a complex, time-consuming and potentially expensive process and may disrupt the combined company’s business if not completed in a timely and efficient manner. During such process, the combined company may encounter difficulties in connection with, or as a result of, the following:
•	the integration of administrative, financial and operating resources and technologies and the coordination of marketing and sales efforts; and

•	potential conflicts between business cultures.
          This integration may be especially difficult and unpredictable because our executive headquarters are based in Houston, Texas and DeepOcean’s principal business operations are based in Haugesund, Norway. We may not succeed in integrating DeepOcean’s business with our own. If we fail to successfully integrate our businesses or fail to realize the intended benefits of the acquisition, our business would be adversely impacted and the market price of our common stock could decline. To achieve the anticipated benefits of the acquisition, we will need to, among other things:
•	demonstrate to vendors, suppliers and customers that the acquisition will not result in adverse changes to customer service standards or business focus; and

•	effectively control the progress of the integration process and the associated costs.
          Our assessment of the potential synergies and cost savings is preliminary and subject to change. We may need to incur additional costs to realize the potential synergies and cost savings, and there can be no assurance that such costs will not materially exceed our current expectations.
The integration of DeepOcean with our existing business will make substantial demands on our resources, which could divert needed attention away from our other operations.
          Our integration of DeepOcean with our existing business will make substantial demands on our management, operational resources and financial and internal control systems. Our future operating results will depend in part on our ability to continue to implement and improve our operating and financial controls. The devotion of management’s time to the integration of DeepOcean with our business may limit the time available to management to attend to other operational, financial and strategic issues of our company. If our post-acquisition management focuses too much time, money and effort on the integration of the operations and assets of us and DeepOcean, they may not be able to execute the combined company’s overall business strategy or realize the anticipated benefits of the acquisition.
Our failure to retain current key employees and attract additional qualified personnel for the combined company’s operations could prevent us from implementing our business strategy or operating our business effectively and from achieving the full benefits of the acquisition.
          In addition to the abilities and continued services of our current executive management team, the combined company’s success will depend, in large part, on the abilities and continued service of each of the current executives of DeepOcean, as well as other key employees of us and DeepOcean. We have limited experience in the subsea services market and have not previously developed a complete offering of subsea services that would be integrated with our current marine support vessel operations. We will depend on the technical and other experience of DeepOcean’s management and employees in the subsea market to fully implement our strategy. Although we and DeepOcean each have employment agreements in place with certain of our current executive officers, the combined company may not be able to retain the services of these individuals and the loss of their services, in the absence of adequate replacements, would harm our ability to implement the combined company’s business strategy and operate its business effectively.
          In addition, in order to support the combined company’s continued growth, we will be required to effectively recruit, develop and retain additional qualified management, engineers and other technical employees. If we are unable to attract and retain additional necessary personnel, our plans for the combined company’s growth could be delayed or hindered. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel for the combined company. The failure to retain and attract necessary personnel could prevent us from achieving the full benefits of the DeepOcean acquisition and from executing the combined company’s planned growth strategy.

We incurred significant financial obligations as a result of the acquisition of DeepOcean shares and the financing transactions we entered into in connection with this acquisition, and our inability to satisfy these obligations could materially and adversely affect our financial results and financial condition and harm our business.
          As the majority owner of DeepOcean, we will be exposed to DeepOcean’s liabilities, including its outstanding debt which was or $256.1 million at June 30, 20008. In connection with our acquisition of DeepOcean and the related financing transactions, DeepOcean was required to obtain waivers from its lenders with respect to $18,000,000 of its outstanding debt. If DeepOcean is unable to obtain such waivers from its lenders, the lenders could require the immediate repayment of such indebtedness. In that case, we could be required to fund the repayment of such indebtedness which could reduce the cash flow that may otherwise be available to us to achieve our business strategy, which could harm our business.
          To finance the acquisition of DeepOcean, Trico Supply and certain of our other subsidiaries entered into a $200 million credit agreement and we issued $300 million in convertible debentures. Trico Shipping also entered into a NOK 260,000,000 short term credit facility (approximately $50,987,300 based on a NOK/USD exchange rate of approximately 5.01 to $1). Accordingly, our borrowings and debt service requirements have increased dramatically in connection with the acquisition of DeepOcean. Our inability to satisfy our debt service requirements could cause us to be in default under one or more of our credit facilities. If we default or breach our obligations under our credit facilities, we could be required to pay a higher rate of interest on our borrowings. Our lenders could also accelerate our repayment obligations or require us to repay all amounts under the credit facilities. Accordingly, our default of obligations under our credit facilities would significantly increase our cash flow requirements and could cause us to incur substantial damages, which could harm our business.
Our acquisition of DeepOcean shares and the financing transactions we entered into in connection with this acquisition will place a significant debt burden on us, which could limit our flexibility in managing our business and expose us to certain risks.
          Trico Shipping’s acquisition of shares of DeepOcean and the mandatory offer to acquire the remaining outstanding shares of DeepOcean it does not currently own involve the incurrence of substantial additional debt. If Trico Shipping acquires all of the remaining DeepOcean shares that its does not currently own for NOK 32 per share, the total purchase price that Trico Shipping will have paid for DeepOcean would be approximately NOK 3,460,706,976, or approximately $689,384,000, based on the NOK/USD exchange rate in effect on the date of each payment of the purchase price, and assuming a NOK/USD exchange rate of 5.02 to 1 on the settlement date of the mandatory offer. We and our subsidiaries have borrowed or entered into agreements to borrow an aggregate of approximately $551 million in connection with the DeepOcean acquisition. As a result of becoming more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected, which could have a material adverse effect on our results of operations.
     Our high degree of leverage may have important consequences to you, including the following:
•	we may have difficulty satisfying our obligations under our senior credit facilities or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.

     The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our credit facilities.
We could be exposed to unknown liabilities of DeepOcean, which could cause us to incur substantial financial obligations which could harm our business.
          If DeepOcean has liabilities of which we are not aware, as a majority stockholder of DeepOcean we would be exposed to these liabilities and would have little or no recourse against the parties from whom we purchased the DeepOcean shares. If such unknown liabilities exist, we could incur substantial financial obligations, which could adversely affect our financial condition and harm our business.
The failure to successfully reorganize our tonnage tax holdings following the acquisition of DeepOcean may have a material adverse affect on our financial condition.
          The Company, through its subsidiary, Trico Shipping AS (Trico Shipping), has acquired substantially all of the outstanding common stock of DeepOcean. Trico Shipping is taxed under the special provisions of the Norwegian tonnage tax regime which contains certain restrictions on the assets that Trico Shipping may own. While Trico Shipping is permitted to own listed shares, ownership of shares in non-listed companies is not permitted, with the exception of non-listed shares in companies also taxed under the tonnage tax rules. DeepOcean is currently a listed company on the Oslo Stock Exchange thereby making them a permitted asset. However, as a result of the acquisition, DeepOcean will be subject to de-listing and the DeepOcean shares will, from such point in time, no longer qualify as a permitted asset. Trico Shipping will have a two-month deadline following the de-listing event to divest itself of any non-eligible assets. This deadline may be extended at the discretion of the Norwegian tax authorities, but only to the extent that Trico Shipping can demonstrate to the authorities’ satisfaction that it will cause particular hardship to comply with the two-month deadline.
          As part of the Norwegian Tonnage Tax legislation enacted as part of the 2008 Norwegian budgetary process, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $49.4 million at June 30, 2008) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $24.8 million at June 30, 2008) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. If the company is unable to complete is reorganization within the deadline or obtain an extension from the authorities, the entire liability would become due and payable. In addition, Trico Shipping’s current year earnings would be subject to ordinary tax at 28%.
Sales of DeepOcean’s services could decline or be inhibited if customer relationships are disrupted by our acquisition of DeepOcean’s shares, which could harm our business.
          The acquisition of DeepOcean may disrupt relationships between DeepOcean and some of its customers. DeepOcean’s customers or potential customers may delay or alter buying patterns during the pendency of and following our mandatory offer to acquire the remaining outstanding shares of DeepOcean. These customers or potential customers may increase their purchase of competing services relative to services purchased from DeepOcean. Any significant delay or reduction in orders for DeepOcean’s services could cause the combined company’s sales to decline following the acquisition, which could cause our operating results and cash flows to be lower than expected. This could harm our business and cause a decline in our stock price.
Sales of DeepOcean’s services could decline or be inhibited if its supplier relationships are disrupted by the acquisition of DeepOcean shares, which could harm our business.
          The acquisition of DeepOcean shares may disrupt relationships between DeepOcean and its suppliers. DeepOcean’s suppliers may delay or alter delivery patterns during the pendency of and following our mandatory offer to acquire the remaining outstanding shares of DeepOcean. Any significant delay or reduction in deliveries of supplies to DeepOcean could cause a disruption in DeepOcean’s business following the acquisition, which could negatively impact our operating results.

This could harm our business and cause a decline in our stock price.
Our acquisition of DeepOcean may not succeed because of competitive forces in the subsea services market.
          The market for subsea services is highly competitive. While price is a factor, the ability to acquire specialized vessels and equipment, to attract and retain skilled personnel, and to demonstrate a good safety record are also important. Several of our competitors in the subsea market are substantially larger and have greater financial and other resources than we have. We believe that other vessel owners are beginning to offer subsea services to their customers. If other companies acquire vessels or equipment, or begin to offer integrated subsea services to customers, levels of competition may increase and our business could be adversely affected.
The subsea services market may be subject to additional risk factors of which we are not currently aware.
          Because we have limited experience in the subsea services market, there may be additional risks that we will be subject to in the subsea services market of which we are not currently aware as a result of our acquisition of DeepOcean. Such unknown risks could, if they exist and are significant, adversely affect our financial condition and harm our business.
Our holding company structure may adversely affect our ability to meet our obligations.
          Substantially all of our consolidated assets are held by our subsidiaries and a majority of our profits are generated by our Norwegian subsidiaries. Accordingly, our ability to meet our obligations depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of management fees, dividends, loans or otherwise, and to pay amounts due on our obligations. Dividends, loans and other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.
Provisions of our Debentures could discourage an acquisition of us by a third party.
          Certain provisions of the 6.5% and 3.0% Debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our debentures will have the right, at their option, to require us to repurchase all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required either to pay an interest make-whole payment or to issue additional shares upon conversion, or to provide for conversion into the acquirer’s capital stock in the event that a holder converts his debentures prior to and in connection with certain fundamental changes, which may have the effect of making an acquisition of us less attractive.
PART II – OTHER INFORMATION (continued)
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2008, the Company issued phantom stock units pursuant to phantom stock unit agreements to the following members of DeepOcean’s management (“Management”) in connection with the Company’s purchase of shares of DeepOcean held by them:

	Deep Ocean	Phantom Stock
	Shares	Units
Kåre Johannes Lie (Chief Executive Officer of DeepOcean)	241,600	17,306
Joso Invest AS, (a company controlled by Mr. Lie)	1,867,776	134,331
Arne Wathne (Chief Operating Officer of DeepOcean)	427,600	30,753
Inar AS, (a company controlled by Mr. Wathne)	88,462	6,362
Gerhard Oluf Skåleskog (Chief Financial Officer of DeepOcean)	430,000	30,925
GSK Invest AS (a company controlled by Mr. Skåleskog)	88,462	6,362
Mads Ragnar Bårdsen (Director of International Business and Technology Development of DeepOcean)	32,000	2,301
Håvard Framnes (Group Financial Manager of DeepOcean)	13,000	934

Total	3,188,900	229,724

The purchase price (the “Purchase Price”) for each share of DeepOcean held by Management was NOK 32. Each phantom stock unit issued to Management constituted 60% of the Purchase Price, or NOK 19.2. The Company paid the remainder of the Purchase Price in cash.

Additional information relating to unregistered sales of securities convertible into shares of the Company’s common stock has been previously provided in the Current Reports on Form 8-K that we have filed with the SEC.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on June 12, 2008.
(a)	At the Annual Meeting, Richard A. Bachmann and Kenneth M. Burke were re-elected to serve until the annual meeting of stockholders for the year 2011. In addition to the directors elected at the Annual Meeting, the terms of Joseph S. Compofelice, Ben A. Guill, Edward C. Hutcheson, Jr., Myles W. Scoggins and Per Staehr continued after the Annual Meeting.

(b)	At the Annual Meeting, holders of shares of the Company’s common stock re-elected Messrs. Bachmann and Burke with the number of votes cast for and withheld for such nominees as set forth below:

Name	For	Withheld
Richard A. Bachmann	12,235,104	290,881
Kenneth M. Burke	12,172,690	353,295
(c)	At the Annual Meeting, holders of shares of the Company’s common stock also ratified the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2008, with the number of votes cast as set forth below:

For	Against	Abstain	Broker Non-Votes
12,105,115	413,421	7,449	—
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
(a) Exhibits:

Exhibit
Number

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008.

3.4	Sixth Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2008).

Exhibit
Number

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

4.7	Rights Agreement dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 10, 2007).

4.8	First Amendment to Rights Agreement dated April 28, 2008, between Trico Marine Services, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2008).

4.9	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated May 16, 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A filed May 19, 2008).

4.10	Registration Rights Agreement, dated May 16, 2008, among Trico Marine Services, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed May 16, 2008).

4.11	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

4.12	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.13	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 16, 2008).

4.14	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

4.15	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.16	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

10.1	Amended and Restated Employment Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (1)

Exhibit
Number

10.2	The Second Amendment to Retirement Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (1)

10.3	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, as borrower, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Bayerische Hypo-Und Vereinsbank AG, as Joint Lead Arrranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2008).

10.4	Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 16, 2008).

10.5	Credit Facility, entered into on May 28, 2008, between Trico Shipping AS, as Borrower, and Carnegie Investment Bank AB Norway Branch, as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2008).

10.6	Pledge of Shares, entered into on May 28, 2008, between Trico Shipping AS, as Pledgor, and Carnegie Investment Bank AB Norway Branch, as Pledgeee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2008).

10.7	NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent. (1)

10.8	NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent. (1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Agreement

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Jim Katosic Jim Katosic
Chief Accounting Officer
(Authorized Signatory and
Principal Accounting Officer)
Date: August 8, 2008

EXHIBIT INDEX

Exhibit
Number

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008.

3.4	Sixth Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

4.7	Rights Agreement dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 10, 2007).

4.8	First Amendment to Rights Agreement dated April 28, 2008, between Trico Marine Services, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2008).

4.9	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated May 16, 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A filed May 19, 2008).

4.10	Registration Rights Agreement, dated May 16, 2008, among Trico Marine Services, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed May 16, 2008).

4.11	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

4.12	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.13	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 16, 2008).

4.14	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

4.15	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.16	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

Exhibit
Number

10.1	Amended and Restated Employment Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (1).

10.2	The Second Amendment to Retirement Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (1).

10.3	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, as borrower, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Bayerische Hypo-Und Vereinsbank AG, as Joint Lead Arrranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2008).

10.4	Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 16, 2008).

10.5	Credit Facility, entered into on May 28, 2008, between Trico Shipping AS, as Borrower, and Carnegie Investment Bank AB Norway Branch, as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2008).

10.6	Pledge of Shares, entered into on May 28, 2008, between Trico Shipping AS, as Pledgor, and Carnegie Investment Bank AB Norway Branch, as Pledgeee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2008).

10.7	NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent. (1)

10.8	NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent. (1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Agreement

(1)	Filed herewith.