Form 10-Q
period 2008-09-30
TRICO MARINE SERVICES INC
filed 2008-11-07
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large Accelerated Filer  ☐  Accelerated Filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐
                                                                                       (Do not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at  September  30, 2008 was 15,500,695.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED September 30, 2008

PART I – FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$95,468	$131,463
Restricted cash	2,911	4,747
Accounts receivable, net	207,457	47,253
Prepaid expenses and other current assets	16,094	5,023
Assets held for sale	-	3,786
Total current assets	321,930	192,272

Property and equipment:
Land and buildings	334	117
Marine vessels and subsea equipment	664,513	285,656
Construction-in-progress	312,518	255,749
Transportation and other	4,543	3,574
	981,908	545,096
Less accumulated depreciation and amortization	(106,221)	(71,482)
Net property and equipment	875,687	473,614

Other assets, including restricted cash of $3.8 million at December 31, 2007	26,887	15,858
Deferred income taxes	2,754	—
Other intangible assets	102,206	—
Goodwill	209,398	—

Total assets	$1,538,862	$681,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of debt	$80,772	$3,258
Accounts payable	57,776	15,480
Accrued expenses	100,825	22,896
Accrued interest and insurance reserve	14,378	4,660
Norwegian tax payable	7,467	4,627
Income taxes payable	4,844	1,347
Total current liabilities	266,062	52,268

Long-term debt	753,318	157,287
Derivative liability	24,567	—
Norwegian tax payable	56,540	64,777
Deferred income taxes	1,535	—
Other liabilities	5,459	4,312
Total liabilities	1,107,481	278,644

Noncontrolling interest	17,295	12,878

Commitments and contingencies (Note)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized and 15,500,696 and 15,013,076 shares issued at September 30, 2008 and December 31, 2007, respectively	155	150
Warrants — Series A	1,640	1,645
Warrants — Series B	—	632
Phantom stock units	55,588	—
Additional paid-in capital	262,546	245,134
Retained earnings	180,474	141,611
Accumulated other comprehensive income (loss), net of tax	(68,714)	18,654
Treasury stock, at cost	(17,603)	(17,604)
Total stockholders’ equity	414,086	390,222

Total liabilities, noncontrolling interest and stockholders’ equity	$1,538,862	$681,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$214,793	$70,446	$378,260	$191,125

Operating expenses:
Direct operating expenses	155,113	29,367	258,952	97,751
General and administrative	18,804	12,561	44,511	30,059
Depreciation and amortization	21,673	6,209	41,315	17,789
(Gain) loss on sales of assets	10	(1)	(2,736)	(2,858)
Total operating expenses	195,600	48,136	342,042	142,741

Operating income	19,193	22,310	36,218	48,384

Interest income	2,529	4,127	7,378	10,827
Interest expense, net of amounts capitalized	(11,694)	(1,314)	(18,093)	(3,493)
Unrealized gain on mark to market of embedded derivative	31,515	—	29,205	—
Other income (loss), net	(50)	(2,091)	(1,515)	(3,401)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	41,493	23,032	53,193	52,317
Income tax expense	7,670	9,906	9,095	22,322

Income before noncontrolling interest in (income) loss of consolidated subsidiary	33,823	13,126	44,098	29,995

Noncontrolling interest in (income) loss of consolidated subsidiaries	(2,853)	51	(5,235)	2,200

Net income	$30,970	$13,177	$38,863	$32,195

Earnings per common share:
Basic	$2.09	$0.90	$2.65	$2.19
Diluted	$1.86	$0.87	$2.45	$2.10

Weighted average shares outstanding:
Basic	14,827	14,562	14,684	14,719
Diluted	16,680	15,133	15,865	15,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,863	$32,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,315	17,789
Amortization of non-cash deferred revenues	(277)	(663)
Deferred income taxes	(327)	19,264
Gain on sales of assets	(2,736)	(2,858)
Provision for doubtful accounts	566	424
Stock based compensation	3,120	3,191
Unrealized gain on derivative	(29,205)	—
Accretion of discount on 6.5% convertible debentures	3,101	—
Amortization of deferred financing costs	2,773	564
Noncontrolling interest in income (loss) of consolidated subsidiary	5,235	(2,200)
Change in operating assets and liabilities:
Accounts receivable	(23,166)	(2,679)
Prepaid expenses and other current assets	(4,722)	581
Accounts payable and accrued expenses	40,250	6,774
Other,net	(4,037)	(2,053)
Net cash provided by operating activities	70,753	70,329

Cash flows from investing activities:
Acquisition of DeepOcean, net of cash acquired	(506,951)	—
Purchases of property and equipment	(77,472)	(18,573)
Proceeds from sales of assets	7,023	4,554
Settlement of derivative instrument	8,151	—
Purchases of available-for-sale securities	—	(67,530)
Sales of available-for-sale securities	—	23,679
Decrease in restricted cash	2,575	4,713
Net cash used in investing activities	(566,674)	(53,157)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	11,615	1,810
Proceeds from issuance of convertible debentures	300,000	150,000
Proceeds and repayment of revolving credit facilities, net	174,106	1,371
Debt issuance costs	(16,502)	(4,804)
Purchases of treasury stock, at cost	—	(17,604)
Net cash provided by financing activities	469,219	130,773

Effect of exchange rate changes on cash and cash equivalents	(9,293)	9,480

Net (decrease) increase in cash and cash equivalents	(35,995)	157,425

Cash and cash equivalents at beginning of period	131,463	114,173
Cash and cash equivalents at end of period	$95,468	$271,598
Supplemental information:
Noncash investing and financing activities:
Issuance of phantom stock units in acquisition of DeepOcean	$55,588	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the Company).  The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders.  The Company also consolidates the accounts of its minority owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation.  For comparative purposes, certain amounts in 2007 have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on net income or operating cash flows.

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

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On May 15, 2008, the Company initiated a series of transactions that resulted in the acquisition of all the equity ownership of DeepOcean ASA (DeepOcean).  The financial results of DeepOcean are consolidated in the Company’s financial results for the three and nine months ended September 30, 2008.  The Company began consolidating DeepOcean’s results on May 16, 2008, the date it obtained constructive control of DeepOcean. The Company’s ownership of DeepOcean ranged from 54% on May 16, 2008 to in excess of 99% on June 30, 2008.  The Company now owns 100% of DeepOcean.

DeepOcean provides inspection, maintenance and repair (IMR), survey and light construction support services.  DeepOcean controls a fleet of 11 vessels equipped with dynamic positioning (DP) systems and together with its owners has driven the development of a new type of DP support vessel equipped with heavy weather launch and recovery systems.   DeepOcean’s wholly-owned subsidiary, CTC Marine Projects LTD (CTC Marine), operates a fleet of five marine trenching vessels and a large number of remotely operating vehicles (ROVs) providing trenching, cable laying and subsea installation services.  DeepOcean is based in Haugesund, Norway and CTC Marine is based in Darlington in the United Kingdom.  DeepOcean and CTC Marine support their overseas operations through facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad del Carmen in Mexico and Singapore.

2.     ACQUISITION OF DEEPOCEAN

The Company, through its subsidiary, Trico Shipping AS (Trico Shipping), acquired all of the outstanding common stock of DeepOcean for Norwegian Kroner (NOK) 32 per share.  Trico Shipping acquired the DeepOcean shares as follows:

On May 16, 2008, Trico Shipping acquired an aggregate 55,728,955 shares of DeepOcean’s common stock, representing 51.5% of the fully diluted capital stock of DeepOcean, pursuant to the following agreements and arrangements:

•
Subscription to purchase 20,000,000 newly issued DeepOcean shares, representing  approximately 18.5% of the fully diluted capital stock of DeepOcean directly from DeepOcean for a price of NOK 32 per share (approximately $127.6 million);

•
Acquisition of 17,495,055 DeepOcean shares, representing approximately 16.2% of the fully diluted capital stock of DeepOcean, in the open market at a price of NOK 32 per share (approximately $111.6 million); and

•
Agreements between the Company, Trico Shipping and certain members of DeepOcean’s management and another DeepOcean shareholder, pursuant to which Trico Shipping purchased 18,233,900 DeepOcean shares, representing approximately 16.9% of the fully diluted capital stock of DeepOcean.  Trico Shipping acquired these DeepOcean shares in exchange for a combination of cash and phantom stock units issued by the Company with a combined value of NOK 32 per share (approximately $116.4 million).

Subsequent to May 16, 2008, Trico Shipping purchased an additional 2,700,000 DeepOcean shares in the open market at a price of NOK 32 per share (approximately $17.2 million), representing approximately 2.5% of the fully diluted capital stock of DeepOcean.  As a result of the transactions described above, and in accordance with the Norwegian Securities Trading Act, on May 30, 2008 Trico Shipping initiated a mandatory cash offer for all the remaining DeepOcean shares it did not own.  The aggregate value of the mandatory offer price was NOK 32 per share, including a previously announced NOK 0.50 per share dividend amount.  On June 13, 2008, Trico Shipping acquired an aggregate of 39,272,000 DeepOcean shares, consisting of all the shares owned by DOF ASA (DOF), a significant DeepOcean shareholder, as well as an additional 4,050,000 shares purchased in the open market for NOK 32 per share (approximately $246.7 million).  These acquisitions represent approximately 36.3% of DeepOcean’s fully diluted shares of capital stock, with the DOF shares representing approximately 32.6% of the fully diluted capital stock of DeepOcean.  Following these transactions the Company owned 90.4% of DeepOcean’s fully diluted capital stock.   The mandatory cash offer period ended on June 30, 2008, at which time the Company’s ownership of DeepOcean’s fully diluted capital stock increased to 99.7%.  On August 29, 2008, DeepOcean delisted from the Oslo Bors exchange.  The Company acquired the remaining 284,965 shares of DeepOcean outstanding at a purchase price of 32 NOK per share and now owns 100% of DeepOcean.

The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities (Note 4),  the proceeds from the issuance of $300 million of 6.5% convertible debentures (Note 3) and the issuance of the Company’s equity instruments in the form of phantom stock units (Note 5).  Below is a summary of the acquisition costs as of September 30, 2008 (in thousands):

Cash consideration [a]	$632,905
Issuance of phantom stock units	55,588
Acquisition-related costs	10,806
Total acquisition costs	$699,299

a.
U.S. Dollar investment reflects the conversion of NOK amounts funded using the applicable foreign exchange rates in effect on the dates of funding.  The total investment in DeepOcean shares was NOK 3,460,706,976, ($690.1 million) including net cash acquired of NOK 695,000,000 ($137.3 million) on May 16, 2008.

2.     ACQUISITION OF DEEPOCEAN (continued)

In accordance with SFAS No. 141, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition dates.  At September 30, 2008, these estimated fair values are based on preliminary internal estimates and are subject to change as the Company completes its analysis.  In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount and growth rates.  The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.  Unanticipated future declines in levels and earnings of DeepOcean’s future subsea services and CTC Marine’s trenching services from those used to estimate the fair value of the acquired assets could result in impairment to the carrying amounts assigned to property and equipment, amortizable intangibles and goodwill.

The Company’s allocation of the purchase price of DeepOcean and CTC Marine is ongoing but is expected to be completed by year end 2008.  Items that remain open to complete the Company’s purchase price allocation include: assessment of the fair value of the pension assets and liabilities as of the acquisition date, allocation of goodwill to the appropriate reporting units and finalize the estimated useful lives of the assets acquired.  Below is a summary of the preliminary purchase price valued on the dates of acquisition and updated through September 30, 2008 (in thousands):

	Preliminary Purchase Price Allocation
Cash and cash equivalents	$137,320
Property and equipment, net	435,787	a
Goodwill and indefinite-lived intangible assets	244,139	b
Amortizable intangible assets and other	131,741	c
Net working capital deficit, excluding acquired cash	(15,983)	d
Long-term debt assumed	(222,230)
Other long-term liabilities	(11,475)	e
Total	$699,299

a.
Reflects the estimated fair value of the tangible assets of DeepOcean and CTC Marine.  The subsea equipment acquired from DeepOcean and CTC Marine has preliminary estimated depreciable lives ranging from 2 to 7 years.  The marine vessels acquired have preliminary estimated useful lives approximating 20 to 25 years.

b.
Includes $40.9 million associated with the DeepOcean and CTC Marine trademarks and $203.2 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill reflects a number of potential strategic and financial benefits that are expected to be realized, including but not limited to, synergies, growth of subsea services business and our continued expansion into international markets.

c.
Primarily reflects value associated with the customer relationships of DeepOcean and CTC Marine.  Accumulated amortization related to the intangible assets for the period from May 16, 2008 to September 30, 2008 totaled $5.5 million.  The preliminary estimated useful life of the customer relationships is approximately 10 years and is being amortized using the straight-line method.

d.	Includes $59.5 million of short-term and current maturities of debt assumed in the acquisition.
e.
Primary includes pension liabilities.   The Norwegian companies of DeepOcean are required to maintain occupational pension plans.   The Company is still in the process of evaluating the provisions of these pension plans to establish their fair value as of the date of the acquisition.  The Company does not anticipate that any difference arising from this evaluation will have a material impact on its initial allocation of its purchase price for DeepOcean.

As of September 30, 2008, other than the contingent liabilities indentified in the pro forma financial statements presented and disclosed below, the Company had not identified any additional material pre-acquisition contingencies where the related asset and liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated.  Prior to the end of the purchase price allocation period, if information becomes available that an asset existed or liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, these items will be included in the purchase price allocation.

2.     ACQUISITION OF DEEPOCEAN  (continued)

Although the Company expects to realize benefits in connection with the acquisition of DeepOcean, there is no assurance that the Company will achieve all or any of them.   The Company, DeepOcean and CTC Marine may not be able to execute the combined Company’s overall business strategy or realize the anticipated benefits of the acquisition.  If the Company is unable to achieve the expected future benefits from the acquisition it may not be able to substantiate the carrying value of its goodwill of $209.4 million, which would require the Company to record an impairment charge to expense through operating income.  The Company will assess the carrying value of goodwill for impairment whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable.   Furthermore, the Company will assess its goodwill for impairment at least once annually, with the first assessment to occur as of December 31, 2008.

The following unaudited pro forma information assumes that the Company acquired DeepOcean and CTC Marine effective January 1, 2008 for the three and nine month periods ended September 30, 2008 and January 1, 2007 for the three and nine month periods ended September 30, 2007 (amounts in thousands, except per share data).

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Historical	Pro forma	Historical	Pro Forma
Revenues	$214,793	$276,665	$70,446	$162,527
Operating income [a]	19,193	126	22,310	27,060
Income before income taxes and noncontrolling interest in consolidated subsidiary [b]	41,493	16,243	23,032	12,053
Net income	30,970	8,956	13,177	6,676
Diluted net income per share of common stock	$1.86	$0.54	$0.87	$0.40
Diluted weighted average shares outstanding	16,680	16,680	15,133	16,635

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Historical	Pro forma	Historical	Pro Forma
Revenues	$378,260	$525,690	$191,125	$441,349
Operating income [a]	36,218	13,097	48,384	48,527
Income before income taxes and noncontrolling interest in consolidated subsidiary [b]	53,193	7,231	52,317	10,524
Net income (loss)	38,863	1,936	32,195	4,299
Diluted net income per share of common stock	$2.45	$0.12	$2.10	$0.26
Diluted weighted average shares outstanding	15,865	15,865	15,347	16,849

a.
Pro forma amounts for the three and nine month periods ended September 30, 2008 include the effect of non- recurring transactions that occurred at DeepOcean prior to its acquisition by the Company.   These charges include a $16.5 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work, a $2.6 million disputed loss with a partner for a project in India and $4.3 million of acquisition-related costs.

b.
Pro forma amounts include acquisition related debt costs ($5.2 million and $18.0 million for the three and nine months ended September 30, 2008, respectively and $10.4 million and $31.0 million for the three and nine month periods ended September 30, 2007, respectively), including the amortization of debt discount on the 6.5% Debentures (Note 3).  There is no assumed capitalized interest in 2007 as the Company did not have any material qualifying assets until the fourth quarter of 2007.   The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.

3.     6.5% CONVERTIBLE DEBENTURES

On May 14, 2008, the Company entered into a securities purchase agreement under which the Company agreed to sell $300 million aggregate principal amount of its 6.5% Senior Convertible Debentures (the 6.5% Debentures) due 2028 to certain institutional investors.  On May 16, 2008, the Company issued $300 million of the 6.5% Debentures in a private placement transaction.  The 6.5% Debentures are governed by an indenture, dated as of May 16, 2008, between the Company and Wells Fargo Bank, National Association, as trustee.  The net proceeds from the 6.5% Debentures totaled approximately $287 million, net of fees, and were used to partially fund the acquisition of shares of DeepOcean capital stock (Note 2).

The 6.5% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior unsecured indebtedness.  The 6.5% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the Company’s assets collateralizing this indebtedness and any liabilities of the Company’s subsidiaries.

The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $40.42 per share), subject to adjustment.  The conversion rate will be adjusted upon certain events including (i) stock dividends; (ii) certain subdivisions, combinations or reclassifications of the Company’s common stock; (iii) certain issuances or distributions to all or substantially all holders of the Company’s common stock; and (iv) certain other events.  In addition, in the event of certain types of fundamental changes, holders of the debentures may elect either to receive an interest make-whole payment or to cause the Company to increase the conversion rate by a number of additional shares of the Company’s common stock (which reflect the approximate value of interest that would have accrued under the 6.5% Debentures at the applicable interest rate for the period from the applicable conversion date through May 15, 2013).  Any of these adjustments to the conversion rate could mean that the number of shares of the Company’s common stock that are actually issuable upon conversion of all debentures may increase above the 7,422,069 shares that would be issuable if holders elected to convert their debentures and the Company decided to settle the conversion in shares of its common stock (and no cash) at the initial conversion rate.  There is both a maximum and minimum number of shares that may ultimately be issued under any adjustment of the conversion rate pursuant to these specific situations that allow for the modification of the initial conversion rate.  None of these conditions have occurred as of September 30, 2008 and there have been no conversions of the 6.5% Debentures by the holders in 2008.

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

Interest on the 6.5% Debentures is payable semiannually in arrears on May 15 and November 15 of each year beginning November 15, 2008.  The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased.  The indenture governing the 6.5% Debentures contains negative covenants with respect to the Company’s incurring any indebtedness that is senior to or equal to the 6.5% Debentures other than the permitted indebtedness, or any liens or encumbrances other than the permitted liens.

At any time prior to May 15, 2011, subject to certain conditions, the Company may redeem up to 50% of the original principal amount of the 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of the Company’s common stock has exceeded the 6.5% Debentures initial conversion price by 175%, equating to $70.74 per share, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice.  Beginning on May 15, 2011, the Company may redeem any outstanding 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded 175% of the initial conversion price of the 6.5% Debentures for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice.  On or after May 15, 2013, the Company may redeem for cash all or a portion of the 6.5% Debentures at a redemption price of 100% of the principal amount of the 6.5% Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.  Holders may require the Company to purchase all or a portion of their 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023.  In addition, if the Company experiences specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 6.5% Debentures.  Any repurchase of the 6.5% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 6.5% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase.  Since the issuance of the 6.5% Debentures, at no time has the Company exceeded the threshold for initiating its right to call the 6.5% Debentures.

3.     6.5% CONVERTIBLE DEBENTURES (continued)

The conversion features included within the 6.5% Debentures are considered an embedded derivative as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  Under SFAS No. 133 the Company is required to bifurcate this embedded derivative from the host debt instrument and record it at fair value on the date of issuance.  To estimate the fair value of the embedded derivative, the Company used a Monte Carlo simulation lattice model to establish the derivative’s fair value in accordance with the requirements of SFAS No. 157 “Fair Value Measurements” (Note 6).   The estimated fair value of the derivative on the date of issuance was $53.8 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 6.5% Debentures. The derivative liability must be marked-to-market each reporting period with changes in its fair value recorded in the consolidated statement of operations as other income (loss).  On September 30, 2008, the estimated fair value of the derivative was $24.6 million resulting in a $31.5 million and a $29.2 million unrealized gain for the three and nine month periods, respectively, ended September 30, 2008.   The discount on the 6.5% Debentures is being accreted through an additional non-cash charge to interest expense over a five year period given that the 6.5% Debentures include a number of put and call options held by the holder and the Company that make it probable that the 6.5% Debentures will be redeemed or converted by the first put option date of May 15, 2013.  The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.2% on these convertible notes.  The derivative liability will continue to be marked to market each reporting period for the life of the debt, which, as previously indicated, is expected to be five years based on the put and call options included within the debt instrument.

4.      LONG TERM DEBT

Unless otherwise specified, amounts in these footnotes disclosing U.S. dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2008.  As of September 30, 2008, the Company had approximately $60 million of additional undrawn borrowing capacity under its existing credit facilities.   The Company’s debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
$300 million face amount, 6.5% Senior Convertible Debentures net of unamortized discount of $50.7 million, interest payable semi-annually in arrears, maturing on May 15, 2028 (Note 3)	$249,329	$	―
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	150,000		150,000
$200 million Revolving Credit Facility(1) maturing in May 2013	148,589		―
$100 million Revolving Credit Facility(1) maturing no later than December 2017	15,110		―
$50 million US Revolving Credit Facility Agreement (1) maturing in January 2011	46,459		―
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	7,544		8,174
NOK 260 million ($44.2 million) Short Term Credit Facility interest at 8.3% maturing on November 1, 2008	13,893		―
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	―		2,000

Debt assumed in the acquisition of DeepOcean:
NOK 350 million ($59.4 million) Revolving Credit Facility, maturing December 1, 2014 (2)	63,328		―
NOK 230 million($39.1 million) Revolving Credit Facility, maturing June 1, 2012	34,944		―
23.5 million Euro ($41.8 million) Revolving Credit Facility, maturing September 30, 2008	19,947		―
NOK 150 million ($22.5 million) Additional Term Loan, maturing December 18, 2011	15,207		―
$18 million Revolving Credit Facility, maturing December 5, 2011	16,500		―
8 million Sterling ($14.2 million) Overdraft Facility, maturity 364 days after drawdown	16,382		―
24.2 million Sterling ($42.2 million) Asset Financing Revolving Credit Facility, maturing no later than December 31, 2013	18,688		―
Other debt assumed in the acquisition of DeepOcean	17,843		―
Fresh-start debt premium	327		371

Total debt	834,090		160,545
Less current maturities	(80,772)		(3,258)

Long-term debt, including premium	$753,318		$157,287

(1)
Interest on revolving credit facilities is at London inter-bank offered rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25%.   The three month LIBOR rate for the period ending September 30, 2008 and December 31, 2007 was 3.1 % and 5.0%, respectively.

4.  LONG TERM DEBT (continued)

Maturities of debt during the next five years and thereafter based on debt amounts outstanding as of September 30, 2008 are as follows (in thousands):

At September 30, 2008	Amount
Due in one year	$80,772
Due in two years	65,088
Due in three years	70,958
Due in four years	73,226
Due in five years	83,492
Due in over five years	510,898	a
	884,434
Fresh start debt premium	327
Unamortized discount on 6.5% Debentures	(50,671)
Total Debt	$834,090

a.	Includes the $300 million of 6.5% Debentures and the $150 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.

3% Senior Convertible Debentures. In February 2007, the Company issued $150.0 million of 3% senior convertible debentures due in 2027 (the 3% Debentures).  The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the 3% Debentures.  Net proceeds of the offering were for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes.

Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year.  The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased.

The 3% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness.  The 3% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of its assets collateralizing such indebtedness and any liabilities of its subsidiaries.  The 3% Debentures and shares of the common stock issuable upon the conversion of the debentures have been registered under the Securities Act of 1933.

The 3% Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of  the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  For more information regarding our 3% Debentures conversion and redemption options see Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  None of these conditions have been met at September 30, 2008.

$200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, Trico Shipping AS and certain other subsidiaries of the Company entered into a credit agreement (as amended the $200 Million Credit Agreement) with various lenders.  The $200 Million Credit Agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents.  The commitment under the facility reduces by $10 million each quarter starting with the quarter ending September 30, 2008 and continuing through the quarter ending June 30, 2010, at which time the facility will reduce by $6 million per quarter until March 31, 2013.  The commitment under the facility is currently $170 million.  Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio).  The $200 million credit facility matures May 14, 2013.

4.  LONG TERM DEBT (continued)

The $200 Million Credit Agreement subjects the Company subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the $200 Million Credit Agreement may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and occurrence of certain changes of control.

$100 million Revolving Credit Facility.  In April 2008, Trico Subsea AS entered into an eight-year multi-currency revolving credit facility (as amended, the $100 Million Credit Agreement) in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel.  The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel and December 31, 2017.  The commitment under this facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel and June 30, 2010.  Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.0% (subject to adjustment based on consolidated leverage ratio).

The $100 Million Credit Agreement also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness. minimum liquidity, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the $100 Million Credit Agreement may be accelerated following certain events of default, including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and the occurrence of certain changes in control.

U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the U.S. Credit Facility) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc.  The commitment under the US Credit Facility reduces to $40 million after one year and $30 million after two years.  Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 2.25% (subject to adjustment based on consolidated leverage ratio).    The facility matures on January 31, 2011.

The U.S Credit Facility subjects the Company’s subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the U.S. Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and occurrence of certain changes of control.

Short Term Credit Facility.  In May 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the Short Term Credit Facility).  The Short Term Credit Facility provides for a NOK 260 million short term credit facility (approximately $44.2 million at September 30, 2008) that Trico Shipping is using for general corporate purposes.  The facility was scheduled to mature on November 1, 2008, but the facility agreement has been amended to extend the term of the facility until February 1, 2009.   Interest on the facility accrued at an average 9.05% per annum rate until November 1, 2008, at which time the interest rate increased to 9.9%.

4.  LONG TERM DEBT (continued)

EMSL Credit Facility Agreement.   In June 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the EMSL Credit Facility). During the first half of 2008, EMSL, using its operating cash flow, repaid the EMSL Credit Facility in full and it was subsequently terminated.

NOK 350 million ($59.4 million)  Revolving Credit Facility.  In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into this NOK 350 million credit facility (approximately $68.8 million at September 30, 2008).  This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK. The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavor, a portion of DeepOcean’s inventory and other security documents.   The commitment under the facility decreases semi-annually by NOK 10 million (approximately $2.0 million at September 30, 2008) with a balloon payment at its December 1, 2014 maturity.  Interest accrues on the facility at the 3-month NIBOR rate plus 1.75% for NOK borrowings and the LIBOR rate plus 1.75% for U.S. Dollar borrowings and is payable quarterly.   The facility is subject to certain customary financial covenants that DeepOcean was in compliance with at September 30, 2008.  The facility matures on December 1, 2014

NOK 230 million ($39.1 million) Revolving Credit Facility.   DeepOcean entered into this agreement in July 2007. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($169.8 million) but has subsequently been reduced to NOK 585 million ($99.3 million).    This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.4 million at September 30, 2008) with a final NOK 150.7 million ($25.6 million) balloon payment due at the June 1, 2012 maturity date.   Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears.  The facility is subject to certain customary financial covenants that DeepOcean was in compliance with at September 30, 2008.  There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, the Company has obtained a waiver from the lender.

NOK 300 million ($50.9 million) Senior Notes.   In October 2006, DeepOcean issued NOK 300 million ($50.0 million) of Senior Notes (Notes) due October 9, 2009.  The Notes proceeds were used in the acquisition of CTC Marine and for general corporate purposes.  The coupon rate on the Notes is the 3-month NIBOR rate plus 1.65%, and is payable quarterly.   The Notes were scheduled to mature in October 2009.  The Notes were subject to a change in control provision that was triggered when the Company acquired a majority interest in DeepOcean.   This provision allowed the holders of the Notes to exercise a put option if exercised within two months following notice of the change of control of DeepOcean.   The last day for holders to exercise this put option was July 28, 2008.   Holders of the Notes exercised their put option for cash of approximately NOK 236 million pursuant to these put options.  The Company cash settled the remaining approximate NOK 62 million ($10.5 million) of Notes in the third quarter and no amounts were outstanding at September 30, 2008.  To settle the remaining Notes, the Company paid a 1% premium totaling approximately $0.1 million, which is included in interest expense in the accompanying condensed consolidated statement of income for the three and nine month periods ended September 30, 2008.

23.5 million Euro ($41.8 million) Revolving Credit Facility.   In October 2001, a subsidiary of DeepOcean entered into this multi-currency facility, which provides for Euro and U.S. Dollar borrowings.  The purpose of this facility was to fund the construction of the vessel Arbol Grande.  The facility is secured by a first priority lien on the Arbol Grande.  Interest on the loan is payable quarterly at LIBOR plus 2.25%.  The facility was scheduled to mature on September 30, 2008 but the facility has recently been amended and the facility’s maturity is now November 30, 2008.  The Company is working on amending this facility, which includes extending its maturity over a longer term.  The borrower has obtained all necessary waivers to satisfy the financial covenants that it was not in compliance with at September 30, 2008.

NOK 150 million ($25.5 million) Additional Term Loan.  DeepOcean entered into this agreement in December 2006.  Like the NOK 230 million ($39.1 million) facility discussed above, this NOK 150 million ($25.5 million) term loan is part of a larger NOK 585 million ($99.3 million) composite facility.  The borrowings under this facility partially funded the acquisition of CTC Marine.  This term loan is secured with inventory up to NOK 1.0 billion ($169.8 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries.  This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro.  The term loan is subject to mandatory NOK 15 million ($2.5 million) semi-annual payments due in June and December every year until December 18, 2011 when the debt matures.  Interest on the debt accrues at LIBOR plus 1.75% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants.   DeepOcean was in compliance with these covenants at September 30, 2008. There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, the Company has obtained a waiver from the lender.

4.  LONG TERM DEBT (continued)

$18 million Revolving Credit Facility.   In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the vessel Atlantic Challenger.  This facility is secured with a first priority lien on the Atlantic Challenger.  This facility is subject to a mandatory $0.5 million per quarter payment.  Interest under the facility accrues at LIBOR plus 2.25% and is payable quarterly.  The facility is subject to standard financial and affirmative and negative covenants.   DeepOcean was in compliance with these covenants at September 30, 2008.  There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, the Company has obtained a waiver from the lender.

8 million Sterling ($14.2 million) Overdraft Facility.  CTC Marine uses this secured short term overdraft facility in its normal business operations.  The facility actually has gross capacity of 12 million Sterling ($21.4 million)  but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, U.S. Dollars, NOK, Australian Dollars and Euros.  At September 30, 2008, CTC Marine had cash totaling $6.7 million, which means the net borrowings on the overdraft facility were $9.7 million.  Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears.  The facility is secured by the property and equipment of CTC Marine.

Asset Financing Facilities – CTC Marine has two asset facilities totaling 24.1 million Sterling ($42.9 million) to finance new and existing assets.  The Asset Finance Loan Facility (Existing Assets Facility) has a commitment of 8.2 million Sterling ($14.7 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus 2.0%.  As of September 30, 2008, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 5.4 million Sterling ($9.7 million).  The Asset Finance Loan Facility (New Assets Facility) has a commitment of 15.9 million Sterling ($28.2 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%.  The final asset to be financed under the New Assets Facility is expected to be delivered in the fourth quarter of 2008.  As of September 30, 2008, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 5.1 million Sterling ($9.0 million).  These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean. These asset finance loan facilities are subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility.  These facilities are subject to quarterly reductions of their borrowings.

Under certain of the Company’s credit facilities, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company.  Also, certain of the Company’s credit facilities contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders and outside the control of the Company.  Additionally, certain of the Company’s credit facilities contain cross-default provisions that trigger defaults under other of the Company’s credit facilities.

The Company’s capitalized interest totaled $6.4 million and $11.6 million for the three and nine month periods ended September 30, 2008, respectively.  The Company did not capitalize any interest expense during the first nine months of 2007 because it did not have any significant qualifying assets in progress during that period.

5.    PHANTOM STOCK UNITS

In connection with the acquisition of DeepOcean, West Supply IV AS (West Supply), a significant DeepOcean shareholder, and certain members of DeepOcean management and their controlled entities were paid cash and issued phantom stock units (PSUs) by the Company as payment for their DeepOcean shares at NOK 32 per share.   Each phantom stock unit permits the holder to acquire one share of the Company’s common stock for no additional consideration upon exercise, subject to certain vesting restrictions described below, or, at the Company’s option, it may pay the holder the cash equivalent of such shares of common stock, based on the weighted average trading price of the Company’s common stock during the last three trading days prior to each respective exercise date.  West Supply received 50% of its sale consideration in PSUs, while the management members received 60% of their sales proceeds in the form of PSUs.

In connection with the Company’s acquisition of West Supply’s shares of DeepOcean, a PSU agreement between the entities resulted in the Company issuing 1,352,558 phantom stock units to West Supply.   The PSUs are not exercisable until January 11, 2009, which is 181 days after the completion and settlement of the mandatory tender offer (July 11, 2008) and expires on July 11, 2013, which is the fifth anniversary of the completion and settlement of the mandatory tender offer.  The PSUs issued to West Supply are subject to certain U.S. legal restrictions on foreign ownership of U.S. maritime companies, which are included in the phantom stock unit agreements.   The shares of common stock that would be issued upon the exercise of the PSUs have been registered with the Securities and Exchange Commission.

In May 2008, the Company also entered into PSU agreements with certain members of DeepOcean management and their controlled entities.   Pursuant to these management PSU agreements, the Company issued an aggregate of 229,344 PSUs.

The PSUs issued to DeepOcean management and their controlled entities are subject to certain vesting and exercise periods.  Generally, half of the PSUs granted to the members of DeepOcean’s management and their controlled entities vest and may be exercised on July 11, 2009, and the other half vest and may be exercised on July 11, 2010, the second anniversary of the completion and settlement of the mandatory tender offer.  These vested PSUs are exercisable from such dates until July 11, 2013.  All such PSUs will be fully vested and exercisable upon certain changes of control of the Company or if DeepOcean’s earnings before interest, taxes, depreciation and amortization for its fiscal year ended December 31, 2008 is greater than NOK 489,million ($83.0 million).   There are certain other non-service related vesting provisions for certain senior members of DeepOcean management upon their retirement from the Company.

The value of the PSUs issued to West Supply and the members of DeepOcean’s management and their controlled entities was $35.14 per share calculated based upon the average trading price of the Company’s stock around the acquisition date.  The total amount recorded as a component of equity for the issuance of PSUs in connection with the acquisition was $55.6 million.

6.   FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements”(SFAS No. 157). SFAS No. 157 provides a definition of “fair value” that applies when accounting principles generally accepted in the United States of America require an asset or liability to be measured at fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS No. 157 does not expand the use of fair value accounting.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

6.   FAIR VALUE MEASUREMENTS (continued)

Level 1: Valuations utilizing quoted, unadjusted prices for identical assets or liabilities in active markets that the Company has the ability to access.  This is the most reliable evidence of fair value and does not require a significant degree of judgment.

 Level 2: Valuations utilizing quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability.

 Level 3: Valuations utilizing significant, unobservable inputs. This provides the least objective evidence of fair value and requires a significant degree of judgment.  Inputs may be used with internally developed methodologies and should reflect an entity’s assumptions using the best information available that market participants would use in pricing an asset or liability.

As discussed in Note 3, the Company has an embedded liability within its 6.5% Debentures that requires valuation under SFAS No. 157.  The Company has determined that its embedded derivative is a Level 3 financial liability in the fair value hierarchy.  The estimate of fair value is based upon various factors that include the Company's stock closing price, volatility, United States Treasury Bond Rates, risk adjusted rates and the time value of options.  The calculation of the fair value of the option contracts requires the use of a Monte Carlo simulation lattice option-pricing model.  The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy:

Balance on May 15, 2008 (Note 3)	$53,772
Unrealized loss included in earnings for three months ended June 30, 2008	2,310
Balance on June 30, 2008	56,082
Unrealized gain included in earnings in three months ended September 30 2008	(31,515)
Balance on September 30, 2008	$24,567

Separately, in June 2008, the Company settled a foreign currency swap agreement it assumed in its acquisition of DeepOcean.  Upon settlement, the Company received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value on May 16, 2008.   This loss was recorded as a non-operating charge in the accompanying condensed statements of income for the nine month period ended September 30, 2008.   The unrealized gain on embedded derivative is recorded as a separate line item in the accompanying condensed statements of income for the three and nine month periods ended September 30, 2008.

7.   EARNINGS PER SHARE

Earnings per share of common stock was computed based on the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$30,970	$13,177	$38,863	$32,195

Weighted-average shares of common stock outstanding:
Basic	14,827	14,562	14,684	14,719
Add dilutive effect of:
Phantom stock units (1)	1,582	-	797	-
Stock options and nonvested restricted stock	138	204	142	231
Warrants	133	367	242	397
Diluted	16,680	15,133	15,865	15,347

Earnings per Common Share:
Basic	$2.09	$0.90	$2.65	$2.19
Diluted	$1.86	$0.87	$2.45	$2.10

(1). Nine month ended September 30, 2008 amount reflects the 138-day period that phantom stock units were outstanding (Note 5). The phantom stock units were outstanding for the entire three months ended September 30, 2008.

The calculation of diluted earnings per common share excludes stock options that are antidilutive, which occurs when the exercise price of the stock options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.  Outstanding stock options excluded from the computation of diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Outstanding options (in thousands)	109	63	91	63
Average exercise price	$36.02	$39.74	$37.77	$38.03)

There were no anti-dilutive warrants outstanding during the three month and nine month periods ended September 30, 2008 and 2007.  Also, the Company’s 3% Debentures and 6.5% Debentures were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Notes 3 and 4).   Although the Company has the option of settling the principle amount of 6.5% Debentures in either cash, stock or a combination of both, management’s current intention is to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary.  Therefore, the Company has excluded the potential dilutive effect of the principal amount of these 6.5% Debentures in the calculation of diluted earnings per share.

8.   WARRANTS TO PURCHASE COMMON STOCK

Trico Marine Services, Inc. and two of its U.S. subsidiaries emerged from Chapter 11 protection on March 15, 2005 (the Exit Date).  On the Exit Date, the Company issued to each holder of the Company’s old common stock 499,429 Series A Warrants, representing the right to purchase one share of the Company’s new common stock for $18.75, and 499,429 Series B Warrants, representing the right to purchase one share of the Company’s new common stock for $25.00.  There were no warrants exercised during the three months ended September 30, 2008.   For the nine months ended September 30, 2008, a total of 1,128 Series A Warrants were exercised with the aggregate proceeds totaling less than $0.1 million.   During the first quarter of 2008, 471,747 Series B Warrants were exercised for aggregate proceeds of $11.8 million.  The remaining unexercised Series B Warrants expired on March 15, 2008.  As of September 30, 2008, 494,120 Series A Warrants remained outstanding.  On March 17, 2008, the remaining Series B Warrants expired.  The Series A Warrants will expire on March 15, 2010.

9.   OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$30,970	$13,177	$38,863	$32,195
Foreign currency translation gain (loss)	(102,688)	14,632	(87,453)	22,795
Amortization of unrecognized actuarial gains	―	(44)	85	(44)
Total comprehensive income (loss)	$(71,718)	$27,765	$(48,505)	$54,946

  The components of accumulated other comprehensive income (loss) is as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2008	2007
Cumulative foreign currency translation gain (loss)	$(67,884)	$19,569
Unrecognized actuarial gains	(830)	(915)
Accumulated other comprehensive income (loss)	$(68,714)	$18,654

10.   STOCK-BASED COMPENSATION

The Company has stock-based compensation plans, which are described in more detail in Note 12 to the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.  Net income for the three month and nine month periods ended September 30, 2008 included $0.7 million and $3.1 million, respectively, of stock-based compensation costs compared to $1.4 million and $3.2 million for the same three and nine month periods of 2007.  The Company records all its stock-based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of income.  As of September 30, 2008, there was $5.3 million of total unrecognized compensation costs related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.63 years.  The Company expects that its total stock based compensation expense for the year ended December 31, 2008 will total approximately $4.1 million.

Restricted Stock

Number of Shares Granted	Vesting Period	Grant-Date Fair Value Fair Value
120,756	3 years (1)	$32.16	(4)
59,477	3 years (subject to market conditions) (2)	$20.32	(3)
3,109	30 days from date of grant (5)	$32.16	(4)
16,140	30 days from date of grant (6)	$37.17	(4)
8,900	3 years (1,7)	$24.72	(4)
208,382

10.   STOCK-BASED COMPENSATION (continued)

(1)	Forfeiture restrictions lapse at the end of the three year period ending on the anniversary of the date of grant.

(2)	Forfeiture restrictions lapse only upon the occurrence of certain conditions as follows:

If the average three year stock price of the Company over the period ending on the third anniversary of the date of grant is: (a) less than $34.43, none of the shares will vest; (b) $34.43 or greater but less than $40.54, from 20% up to a certain percentage of the shares less than 100% calculated based on linear interpolation, will vest; and (c) $40.54 or greater, 100% of the shares will vest, or if the Company’s closing stock price during any consecutive 20-day period after the first anniversary of the award equals or exceeds $42.53, all shares become immediately vested.

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

(4)	Grant-date fair value of award is based on the Company’s closing stock price on the date of grant.

(5)	Grant to a new director upon his election to the Board of Directors of the Company.

(6)	Annual grant to Board of Directors of the Company made on April 29, 2008.

(7)	Grant to a new officer made on August 27, 2008.

Stock Options

Number of Options Granted	Vesting Period	Exercise Price	Grant-Date Fair Value
5,000	3 Years	$32.16	$10.36

           One-third of these options will vest on each anniversary date of grant beginning February 13, 2009.  The grant-date fair value was estimated using a Black-Scholes option valuation model which incorporated the following assumptions:  expected term of 4.5 years; expected volatility of 33.0%; risk-free interest rate of 2.90%; no expected dividend distributions.  No other stock options have been granted during 2008.

11.     TAXES

The Company’s income tax expense for the three and nine months ended September 30, 2008 was $7.7 million and $9.1 million, respectively, compared to $9.9 million and $22.3 million for the comparable prior year periods.  The income tax expense for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes.  The Company’s effective tax rate of 18.5% and 17.1% for the three and nine month periods ending September 30, 2008, respectively, differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes.  Also impacting the Company’s effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.  The Company’s effective tax rate is subject to wide variations given its structure and operations.  The Company operates in many different taxing jurisdictions with differing rates and tax structures.  Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate.  At September 30, 2007, the Company’s effective tax rate of 42.7% differed slightly from the statutory rate primarily due to alternative minimum tax, state and foreign taxes and U.S tax on foreign source income.  The Company’s estimated tax expense recorded for the three and nine month periods ended September 30, 2007 would have been significantly less had the tax legislation changes made in Norway (see Note 9 of Company’s 2007 Annual Report on Form 10-K) in the fourth quarter of 2007 been in effect during that reporting period.  The Company recorded an income tax benefit in the fourth quarter of 2007 to reduce the effect to the interim period’s tax expense for the enacted tonnage tax legislation.

11.	TAXES (continued)

Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of September 30, 2008.  The Company uses cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance.   If the Company’s U.S. operations continue to be profitable, it is possible the Company will release the valuation allowance at some future date, which would increase the Company’s additional paid-in capital account.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities worldwide, including such jurisdictions as Norway, Mexico, United Kingdom, Brazil, Nigeria, Angola, Hong Kong, China and the United States.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of adoption, we recognized approximately $0.1 million to the January 1, 2007 retained earnings balance.  For the year ended December 31, 2007, the Company recognized $2.2 million in uncertain tax positions and $1.1 million in penalties and interest.  During the nine-month period ended September 30, 2008, the Company recognized $1.1 million in uncertain tax positions, penalties and interest.   Additionally, the Company initiated a voluntary disclosure with the U.S. taxing authorities regarding prior year permanent establishment issues during the nine month period ended September 30, 2008.  As a result of the filings, which are still subject to audit, the Company reduced its provision for uncertain tax positions, penalties and interest by $1.3 million and there was no impact to the Company’s effective tax rate.  The entire remaining balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process.  This new tonnage tax regime was applied retroactively to January 1, 2007 and is similar to other European Union tonnage tax regimes.  As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage based tax.  Unlike the previous regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.

As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed.  Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company.  Two-thirds of the liability (NOK 251 million, $42.6 million at September 30, 2008) is payable in equal installments over 10 years.  The remaining one-third of the tax liability (NOK 126 million, $21.4 million at September 30, 2008) can be met through qualified environmental expenditures.  Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.

The Company’s policy under the previous regime was to recognize the deferred taxes associated with the earnings of the Company’s Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($66.9 million at September 30, 2008).  As a result of the enactment, the accumulated untaxed shipping profits were calculated pursuant to the transitional rules and determined to be NOK 377 million ($64.0 million at September 30, 2008).  In 2007, the Company adjusted its liability and recognized a foreign tax payable of $69.4 million, the appropriate conversion amount of the NOK 377 million at that time, and a tax benefit in earnings of $2.8 million related to the change.

On October 1, 2007, the Mexican Government enacted substantial changes to its tax system.  The new tax law became effective on January 1, 2008.  Of particular importance is the law’s introduction of a flat tax known as IETU, which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax.  The Company believes that this flat tax is an income tax and should be accounted for under FASB Statement No. 109, “Accounting for Income Taxes”.  In addition, the Company filed a claim with the Mexican judicial system challenging the constitutionality of this tax.

12.     EMPLOYEE BENEFIT PLANS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$185	$189	$567	$525
Interest cost	71	62	218	171
Return on plan assets	(77)	(70)	(236)	(195)
Social security contributions	17	52	53	145
Recognition of net actuarial losses	13	10	39	30
Net periodic expense	$209	$243	$641	$676

       The Company’s contributions to the Norwegian defined benefit plans totaled $0.4 million and $0.8 million for the three and nine month periods ended September 30, 2008, respectively.  The Company’s contribution for the nine month period ended September 30, 2007 totaled $0.8 million.  Contributions to these plans totaled less than $0.1 million for the three months ended September 30, 2007.

The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan.  Contributions to this plan were $0.1 million for each of the three month periods and $0.3 million for each of the nine month periods ended September 30, 2008 and 2007, respectively.

13.   COMMITMENTS and CONTINGINCIES

Plan of Reorganization Proceeding.  In July 2005, Steven and Gloria Salsberg, two holders of the Company’s warrants to purchase common stock, commenced an adversary proceeding against the Company in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under proceeding number 05-02313 seeking revocation of the Company’s confirmed and substantially consummated plan of reorganization.  The basis of their complaint was that the plan was approved based on inaccurate information provided by the Company.  On January 6, 2006, the Bankruptcy Court granted the Company’s motion to dismiss the adversary proceeding.  The Bankruptcy Court then granted the plaintiffs leave to amend their complaint to assert claims that do not seek revocation of the plan of reorganization.  On January 23, 2006, plaintiffs filed additional pleadings asking the Bankruptcy Court to reconsider its dismissal of the proceedings.  The Company filed its response on February 6, 2006.  The Bankruptcy Court declined to vacate its order of dismissal while it deliberated on the plaintiffs’ request for reconsideration.

                On May 5, 2006, the court reaffirmed its prior ruling dismissing the adversary complaint and allowing plaintiffs to file an amended complaint.  On June 5, 2006, plaintiffs filed an amended complaint and on June 16, 2006, plaintiffs moved to amend their amended complaint.  On November 22, 2006, the Bankruptcy Court denied plaintiffs’ motion.  Plaintiffs moved for reargument of the Court’s decision and on January 16, 2007, the Bankruptcy Court denied that motion.

                A limited evidentiary hearing was held on May 21, 2007.  On August 23, 2007, the Court held that the Debtors did not provide any inaccurate information to the Court, and dismissed all of the plaintiff’s claims on the merits.  Plaintiffs filed an appeal in the United States District Court for the Southern District of New York.  On February 21, 2008, the U.S. District Court dismissed all of the plaintiffs’ claims on the merits.   The parties recently reached an agreement in principle whereby plaintiffs will dismiss their appeal with prejudice.

13.      COMMITMENTS and CONTINGINCIES (continued)

Brazilian Tax Assessments.  On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian State tax authority for approximately 27.0 million Reais ($14.0 million at September 30, 2008).  The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services.  The Company filed a timely defense at the time of the assessment.  In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003.  In November 2005, the Company’s appeal was submitted to the Brazilian State attorneys for their response.  The Company is currently waiting for a ruling on its appeal and is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted.  The Company intends to vigorously challenge the imposition of this tax.  Many of our competitors in the marine industry have also received similar non-income tax assessments.  Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional.  This assessment is not income tax based and is therefore not accounted for under FIN 48.  The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.

            During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian State tax authority for approximately 2.9 million Reais ($1.5 million at September 30, 2008).  This tax assessment is based on the same premise as noted above.  The Company filed a timely defense in October 2004.  In January 2005, an administrative court upheld the assessment.  In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006.  This assessment is not income tax based and is therefore not accounted for under FIN 48.  The Company has not accrued any amounts for the assessment of the liability because it believes the liability is not probable.

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

                The Company is routinely involved in litigation, claims and disputes arising in the ordinary course of its business primarily related to employment matters or damage claims.  Many of the other lawsuits to which we are a party are covered by insurance.  Except as discussed above, the Company does not believe that ultimate liability, if any; resulting from any such pending litigation or claims will have a material adverse effect on its financial condition, results of operations or cash flows.

14.     SEGMENT INFORMATION

Following the Company’s acquisition of DeepOcean, consideration was given to how management reviews the results of the new combined organization.  Generally, the Company believes its business is now segregated into three operational units or segments: towing and supply, subsea services and trenching.  Therefore, segment data has been retrospectively adjusted to present prior year data in accordance with the new reportable segments.  The chief operating decision maker of the Company views operating income as the financial measure most meaningful to monitor the performance of the operating segments of the Company.  While the Company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed in the DeepOcean acquisition, the chief operating decision maker is not reviewing the assets by segment but rather on a consolidated basis.  Therefore, total assets by segment have not been disclosed.

The towing and supply segment is generally representative of the operations of the Company prior to its acquisition of DeepOcean.  The subsea services segment is primarily represented by the DeepOcean operations except for the trenching segment operations conducted through its wholly-owned subsidiary, CTC Marine.  The subsea services segment also includes five subsea platform supply vessels (SPSVs) that the Company had in service prior to the acquisition of DeepOcean.  The Company is currently constructing eight multi-purpose platform supply vessels (MPSVs) that when completed and placed in service will also be included in the subsea services segment.

14.   SEGMENT INFORMATION (continued)

	Towing and Supply	Subsea Services	Trenching	Corporate and Eliminations	Total
	(In thousands)
Three Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$58,989	$103,311	$52,493	$-	$214,793
Intersegment	-	1,965	7,057	(9,022)	-
Direct operating expenses	(31,530)	(87,633)	(44,972)	9,022	(155,113)
General and administrative expenses	(6,223)	(3,740)	(2,679)	(6,162)	(18,804)
Depreciation and amortization	(5,825)	(9,787)	(6,013)	(48)	(21,673)
Loss on sale of assets	(10)	-	-	-	(10)
Operating income (loss)	15,401	4,116	5,886	(6,210)	19,193
Interest income					2,529
Interest expense, net of capitalized amounts					(11,694)
Change in fair value of embedded derivative					31,515
Other loss, net					(50)
Income before income taxes and noncontrolling interest in subsidiaries					41,493
Income tax expense					7,670
Income before noncontrolling interest in consolidated subsidiaries					33,823
Noncontrolling interest in income of consolidated subsidiaries					(2,853)
Net income					$30,970

Three Months Ended September 30, 2007
Revenues:
Unaffiliated customers	$62,543	$7,903	$-	$-	$70,446
Direct operating expenses	(26,741)	(2,626)	-	-	(29,367)
General and administrative expenses	(4,905)	(25)	-	(7,631)	(12,561)
Depreciation and amortization	(5,963)	(246)	-	-	(6,209)
Gain on sale of assets	1	-	-	-	1
Operating income (loss)	24,935	5,006	-	(7,631)	22,310
Interest income					4,127
Interest expense, net of capitalized amounts					(1,314)
Other loss, net					(2,091)
Income before income taxes and noncontrolling interest in subsidiaries					23,032
Income tax expense					9,906
Income before noncontrolling interest in consolidated subsidiaries					13,126
Noncontrolling interest in loss of consolidated subsidiaries					51
Net income					$13,177

 14.    SEGMENT INFORMATION (continued)

	Towing and Supply	Subsea Services	Trenching	Corporate and Eliminations	Total

Nine Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$156,789	$153,514	$67,957	$-	$378,260
Intersegment	-	1,990	7,057	(9,047)	-
Direct operating expenses	(86,479)	(123,278)	(58,242)	9,047	(258,952)
General and administrative expenses	(17,639)	(5,120)	(4,947)	(16,805)	(44,511)
Depreciation and amortization	(17,737)	(15,036)	(8,441)	(101)	(41,315)
Gain on sale of assets	2,736	-	-	-	2,736
Operating income (loss)	37,670	12,070	3,384	(16,906)	36,218
Interest income					7,378
Interest expense, net of capitalized amounts					(18,093)
Change in fair value of embedded derivative					29,205
Other loss, net					(1,515)
Income before income taxes and noncontrolling interest in subsidiaries					53,193
Income tax expense					9,095
Income before noncontrolling interest in consolidated subsidiaries					44,098
Noncontrolling interest in income of consolidated subsidiaries					(5,235)
Net income					$38,863

Nine Months Ended September 30, 2007
Revenues:
Unaffiliated customers	$168,262	$22,863	$-	$-	$191,125
Direct operating expenses	(83,034)	(14,717)	-	-	(97,751)
General and administrative expenses	(13,908)	(50)	-	(16,101)	(30,059)
Depreciation and amortization	(16,349)	(1,440)	-	-	(17,789)
Gain on sale of assets	2,858	-	-	-	2,858
Operating income (loss)	57,829	6,656	-	(16,101)	48,384
Interest income					10,827
Interest expense, net of capitalized amounts					(3,493)
Other loss, net					(3,401)
Income before income taxes and noncontrolling interest in subsidiaries					52,317
Income tax expense					22,322
Income before noncontrolling interest in consolidated subsidiaries					29,995
Noncontrolling interest in loss of consolidated subsidiaries					2,200
Net income					$32,195

14.   SEGMENT INFORMATION (continued)

            The Company is a worldwide provider of vessels, services and engineering for the offshore energy and subsea services markets.  The Company’s reportable business segments generate revenues in the following geographical areas (i) the North Sea, (ii) West Africa, (iii) Latin America (primarily comprising Mexico and Brazil), (iv) the U.S. Gulf of Mexico and (v) Other (including Southeast Asia).  The Company reports its tangible long-lived assets in the geographic region where the property and equipment is physically located and is available for conducting business operations.  Selected geographic information is as follows (in thousands):

	North Sea	West Africa	Latin America	U.S.	Other	Total
Three Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$135,399	$12,876	$29,562	$10,593	$26,363	$214,793
Intersegment	9,022	-	-	-	(9,022)	-

Three Months Ended September 30, 2007
Revenues:
Unaffiliated customers	$38,197	$9,797	$3,670	$18,510	$272	$70,446

Nine Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$224,663	$34,655	$47,981	$27,273	$43,688	$378,260
Intersegment	9,047	-	-	-	(9,047)	-

Nine Months Ended September 30, 2007
Revenues:
Unaffiliated customers	$97,863	$27,657	$10,125	$55,051	$429	$191,125

15.     RECENT ACCOUNTING STANDARDS

On May 9, 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement,” (the “FSP” or “ABP 14-1”).  The FASB also decided to add further disclosures for instruments subject to this guidance.  The new rules will change the accounting for convertible debt instruments that permit cash settlement upon conversion, and will apply to the Company’s senior convertible debentures.  The FSP will require the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate.  The Company will be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature.  The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability will be recorded as additional paid-in capital.  Effectively, the convertible debt will be required to be recorded at a discount to reflect its below market coupon interest rate.  The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) will be accreted to interest expense over the expected life of the senior convertible notes.  The Company will be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes.  The adoption will not have an impact on the Company’s cash flows.  When issued, ABP 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required.  Early adoption will not be permitted.  The Company anticipates that adoption of ABP 14-1 will affect its consolidated financial statements for its 3% Debentures although its final evaluation of such impact is still in progress.

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007.  In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157 which delayed the effective date for these items until fiscal years beginning after November 15, 2008.  This deferral will apply to future business combinations and impairments of long-lived assets both of which are non-recurring in nature.  The Company partially adopted SFAS No. 157 as of January 1, 2008, as it relates to financial assets and liabilities.  The adoption did not impact the consolidated financial statements; however, the derivative liability associated with the 6.5% Debentures is subject to the requirements of SFAS 157 (Note 6).

           In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 inasmuch as all business combinations are required to be accounted for at fair value under the acquisition method of accounting.  However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date.  Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.  The Company is currently evaluating what, if any, impact the adoption of SFAS No. 141(R) might have on its consolidated financial statements.  The Company’s acquisition of DeepOcean (Note 2) will not be affected by the implementation of SFAS No. 141 (R) with the possible exception of certain income tax provisions.

           In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-amendments of ARB No. 51” (SFAS No. 160).  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company is currently evaluating what, if any, impact the adoption of SFAS No. 160 might have on its consolidated financial statements.

15.     RECENT ACCOUNTING STANDARDS (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States.  SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature.  This statement will become effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Any effect of applying SFAS No. 162 should be reported as a change in accounting principle. The Company does not expect this statement to have any impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This Statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS No. 142, “Goodwill and Intangibles” with SFAS No.141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the Statement requires certain additional disclosures about intangible assets. The Company is evaluating FSP FAS 142-3 and has not determined what, if any, impact it will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

16.  SUBSEQUENT EVENT

On October 22, 2008, Solstrand Shipyard AS (Solstrand), filed for bankruptcy in Norway.   The Company had contracted Solstrand to construct and deliver one vessel to supplement its North Sea fleet.   This vessel was scheduled for delivery in the fourth quarter of 2008.  The Company is evaluating alternatives to this petition for bankruptcy by Solstrand, including, but not limited to, recovering payments of approximately $5 million made to Solstrand to date for the vessel or negotiating with trustee to continue as buyer of the vessel.   The Company cannot at this time predict which of the preceding alternatives will be available and, if available, will be on terms favorable to the Company.

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

CAUTIONARY STATEMENTS

           Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may include statements that relate to:

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;
•	projected or anticipated benefits from acquisitions, including our acquisitions of DeepOcean ASA (DeepOcean) and Active Subsea ASA (Active);
•
the results, timing, outcome or effect of pending or potential litigation, our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith;

•	our ability to repatriate cash from foreign operations if and when needed;
•	our ability to comply with covenants under existing financing agreements;
•	projections involving revenues, operating results, cash provided from operations and available borrowings, or our anticipated capital expenditures or other capital projects; and
•	future expectations and outlook and any other statements regarding future growth, cash needs, operations, business plans, financial results and any other statements which are not historical facts.

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

            Important factors that may cause our actual results to differ materially from expectations or projections include those described in this Quarterly Report on Form 10-Q, Part II- Item 1A “Risk Factors” located in our  Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and Item 1A.  “Risk Factors” included in our 2007 Form 10-K.

OVERVIEW

                We are an integrated provider of vessels, services and engineering to the offshore energy and subsea services markets.  We recently expanded our subsea market presence through the acquisition of DeepOcean (see “Acquisition of DeepOcean” below), a leader in the provision of high quality subsea services, including inspection, maintenance and repair (IMR), survey and light construction support, subsea intervention and decommissioning.  CTC Marine Project LTD (CTC Marine), a wholly-owned subsidiary of DeepOcean, is a leader in providing marine trenching, sea floor cable laying and subsea installation services.  DeepOcean and CTC Marine operate a well equipped combined fleet of 16 vessels, modern remotely operated vehicles (ROVs) and trenching, survey and cable laying equipment.  We also continue to provide a broad range of marine support services to the oil and gas industry through the use of our diversified fleet of vessels including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing drilling rigs and equipment; and support for the construction, installation, repair and maintenance of offshore facilities.  We maintain a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, Brazil and Southeast Asia as well as our domestic presence in the U.S. Gulf of Mexico.

 Following the acquisition of DeepOcean and CTC Marine, we view our business in three operating segments: towing and supply, subsea services and trenching (Note 15).   The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

            The revenues for our towing and supply business are impacted primarily by fleet size and capabilities, day rates and vessel utilization.  Day rates and vessel utilization are primarily driven by demand for our vessels, supply of new vessels, our vessel availability, customer requirements, competition and weather conditions.  The operating costs for the towing and supply business are primarily a function of the active fleet size.  The most significant of our normal direct operating costs include crew compensation, maintenance and repairs, marine inspection costs, supplies and marine insurance.  We are typically responsible for normal operating expenses, while our contracts provide that customers are typically responsible for mobilization expenses and fuel costs.

 The revenues and costs for our subsea services and trenching businesses are determined by the scope of each individual project and in certain cases by multi-year contracts for inspection, maintenance and repairs.  Our projects may utilize any combination of vessels, both owned and leased, and components of our fleet equipment consisting of ROV’s, survey equipment, ploughs, water jetters and cutters.   The complexity of the project will determine what assets will be deployed to service the project.  Revenues for our subsea services and trenching businesses include a composite day rate for the utilization of a vessel, the appropriate equipment for the project and the crew.   These day rates are variable and are primarily influenced by the specific technical requirements of the project, the availability of the required vessels and equipment and the project’s geographic location and competition.  The operating costs for the subsea services and trenching businesses primarily reflect the rental costs for our leased vessels and equipment, crew compensation costs, supplies and marine insurance.   Our customers are typically responsible for mobilization expenses and fuel costs.  Variables that may affect our subsea services and trenching businesses include the scope and complexity of each project and weather or environmental downtime.  Delays or acceleration of projects will result in fluctuations of when revenues and costs are incurred but generally it will not materially affect the amount of total costs.

Generally, our subsea services and trenching projects last between one to 12 months in duration.  However, several of our vessel “spreads” (the combination of the vessel, equipment and crew costs) are under multi-year contracts up to five years in duration.  For our towing and supply business, 7 vessels are subject to short-term “spot” market rates whose contracts range from just a few weeks to a few months in duration.  We have 35 vessels in our towing and supply business subject to term contracts with durations ranging from three months to three years.  The subsea services and trenching businesses are somewhat seasonally driven but they are affected at different periods than our towing and supply business.  The trenching business is seasonally driven as it generally needs calm seas to perform the highly specialized work with its subsea equipment which tends to lead to stronger operating results in the second and third quarters.

Our principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations.  Our results of operations are highly dependent on the level of capital spending for exploration and development by the energy industry. The energy industry’s level of capital spending is substantially related to the demand for natural resources and the prevailing commodity price of natural gas and crude oil. During periods of current or projected low commodity prices, the company’s customers may reduce their capital spending budgets for offshore drilling, exploration and development.

Other factors that influence the level of capital spending by our customers which are beyond the control of the company include: worldwide demand for crude oil and natural gas and the cost of exploring and producing oil and natural gas which can be affected by environmental regulations, significant weather conditions and technological advances that affect energy and its usage.

OUR OUTLOOK

•
Integrate acquisition of DeepOcean and CTC Marine into the Company.  Our acquisition of DeepOcean and CTC Marine (see “Acquisition of DeepOcean and CTC Marine” below) positions us as a global provider of integrated subsea solutions.  Together, the combined Company, referred to as the Trico Group, serves 17 of the 20 largest customers for subsea field development.   Leveraging our existing global infrastructure and DeepOcean’s and CTC Marine’s expertise and equipment, we have expanded services provided to customers for subsea field development.

•
Manage our capital resources and liquidity and stabilize cash flows.  Our acquisition of DeepOcean and CTC Marine required us to incur and assume a substantial amount of indebtedness, which will require us to manage our cash flow to maintain flexibility under our debt covenants, meet our capital expenditure and debt service requirements, and, over time, reduce our borrowings outstanding.  We plan to continue to use a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve a balance of spot exposure and term contracts.  The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow, resulting from the longer-term contracts more prevalent in that market sector as compared to our traditional towing and supply business.

•
Increase our vessel utilization and maximize our service spreads.   We continue to increase our combined subsea services and trenching fleet primarily through chartering of third party vessels. We offer to provide our customers a variety of subsea and trenching services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package.

•
Expand our presence in additional subsea services markets.  We continually seek to acquire or partner with companies providing subsea services by offering sophisticated vessels and service packages for subsea work in growing markets.   We believe the subsea market is growing at a faster rate than our traditional towing and supply business and will provide a higher rate of return on our vessels currently being constructed.

•
Invest in growth of our subsea fleet.  We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels with broad customer applicability which can be deployed worldwide. We have a specific emphasis on vessels capable of supporting a variety of subsea work.  We believe having a modern, technologically advanced fleet is critical to our being competitive within the subsea services and trenching businesses.   The new age of our subsea fleet is 6 years and the overall fleet is 16 years.  We intend to continue to increase the number of vessels we have working in the subsea market by:

o	chartering subsea vessels in return for long-term contracts; and

o
converting certain platform supply vessels that can be readily upgraded when current charter contracts expire through the addition of cranes, moon pools, helidecks and accommodation units to make them more suitable for subsea and/or seismic activities.

•
Focus on growing markets.  We will continue to capitalize on our experience, technology, personnel and fleet to expand our presence in growing markets.  Our goal is to continue to efficiently deploy our vessels and services into profitable operations, including the use of joint ventures, and with an emphasis on regions that have strong long-term growth fundamentals, favorable contracting terms and lower operating cost structures.  Consistent with this strategy, we have reduced the number of our towing and supply vessels in the U.S. Gulf of Mexico by more than 70% since 2004, including mobilizing three vessels in the first half of 2008 and two additional vessels in the third quarter of 2008.

ACQUISITION OF DEEPOCEAN AND CTC MARINE

On May 15, 2008, we initiated a series of events and transactions that resulted in us acquiring 100% of DeepOcean and its wholly-owned subsidiary CTC Marine (Note 2).  DeepOcean is a leader in the provision of high quality subsea IMR, survey and light construction support, subsea intervention and decommissioning services.  CTC Marine is a supplier of marine trenching and cable laying services.   DeepOcean controls a fleet of 11 vessels equipped with dynamic positioning systems and, together with its owners, have driven the development of a new type of dynamic positioning support vessel equipped with heavy weather launch and recovery systems. CTC Marine, operates a fleet of five marine trenching vessels and a large number modern ROVs and trenching equipment and has pioneered the development of deepwater module handling systems used to place and install sophisticated equipment on the ocean seabed.   DeepOcean is based in Haugesund, Norway and CTC Marine is based in Darlington in the United Kingdom.   DeepOcean and CTC Marine support their overseas operations through facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad de Carmen in Mexico and Singapore.  DeepOcean and CTC Marine combine to employ over 800 people worldwide.

In assessing the acquisition we considered a number of potential strategic and financial benefits that are expected to be realized.  Although we anticipate these future benefits, we cannot assure you that all or any of them will be achieved.  Some of these expected benefits include, but are not limited to, the following:

•	Creation of what we believe is one of the world’s largest providers of integrated subsea services;
•	Expansion of our presence in the growing subsea services market with a global platform, which may provide a stage for additional organic growth;
•	Synergies expected to arise from an acquisition that is complementary with our November 2007 acquisition of Active, a separate Norwegian subsea services vessel company;
•	Ability to leverage our existing infrastructure, equipment, vessels and resources to provide specialized service offerings to new and existing customers;
•	Addition of earnings and cash flow ;
•	DeepOcean’s and CTC Marine’s operational track record and engineering expertise;
•	Addition of seasoned management team with specialized knowledge of the subsea services and trenching industry;
•	DeepOcean’s and CTC Marine’s fleet of modern subsea capable equipment and vessels; and
•	Expanded international diversification, which improves growth prospects and stabilizes cash flows.

The acquisition price for DeepOcean approximated $700 million. To fund the transactions we used available cash, borrowings under new, existing and/or amended revolving lines of credit and proceeds from the issuance of $300 million of 6.5% convertible debentures and the issuance of phantom stock units.  For a discussion of our debt instruments see Notes 3, 4 and 5 and the section titled “Liquidity and Capital Resources –Debt” below.

Our financial results will change significantly with the inclusion of the operating results and cash flows of DeepOcean and our financing of the acquisition.  Following the acquisition of DeepOcean and CTC Marine, we now have three operating segments: towing and supply, represented primarily by our historical operation of vessels; subsea services, represented primarily by the operations of DeepOcean; and trenching operations, represented by the operations of CTC Marine.  For additional information regarding DeepOcean’s and CTC Marine’s financial information see “Results of Operations” below and Notes 2 and 14.

NON-GAAP FINANCIAL MEASURES

            A non-GAAP financial measure is generally defined by the Securities and Exchange Commission (“SEC”) as one that purports to measure historical or future financial performance, financial position or cash flow, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures.  We define adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income) before interest, income taxes, depreciation and amortization, gains (loss) on sales of assets, stock based compensation, unrealized gain from mark to market adjustment of our embedded derivative, other income (loss) and noncontrolling interest in (income) loss of a consolidated subsidiary.

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

The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$30,970	$13,177	$38,863	$32,195
Depreciation and amortization	21,673	6,209	41,315	17,789
Amortization of non-cash deferred revenues	(93)	(234)	(277)	(663)
Interest expense, including amortization of deferred financing costs, net	11,694	1,314	18,093	3,493
Income tax expense	7,670	9,906	9,095	22,322
Stock-based compensation	735	1,412	3,120	3,191
(Gain) loss on sale of assets	10	(1)	(2,736)	(2,858)
Interest income	(2,529)	(4,127)	(7,378)	(10,827)
Foreign currency exchange loss (gain)	25	2,068	(1,548)	3,036
Change in market value of embedded derivative	(31,515)	-	(29,205)	-
Other loss, net	25	23	3,063 (1)	365
Noncontrolling interest in income (loss) of consolidated subsidiary	2,853	(51)	5,235	(2,200)
Adjusted EBITDA	$41,518	$29,696	$77,640	$65,843

(1)	Primarily reflects the $2.5 million loss associated with the settlement of a legacy DeepOcean foreign currency swap instrument in June 2008.

     The following table reconciles adjusted EBITDA to operating income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Adjusted EBITDA	$41,518	$29,696	$77,640	$65,843
Amortization of non-cash deferred revenues	93	234	277	663
Gain (loss) on sale of assets	(10)	1	2,736	2,858
Stock based compensation	(735)	(1,412)	(3,120)	(3,191)
Depreciation and amortization	(21,673)	(6,209)	(41,315)	(17,789)
Operating income	$19,193	$22,310	$36,218	$48,384

RESULTS OF OPERATIONS

We acquired a majority interest in DeepOcean on May 16, 2008 (see “Acquisition of DeepOcean and CTC Marine” above).   Our ownership interest in DeepOcean totaled approximately 54% from May 16, 2008 until June 13, 2008, at which time it increased to approximately 90% (Notes 1 and 2).  On June 30, 2008, our ownership interest was 99.7%, which increased to 100% on August 29, 2008 upon the delisting of DeepOcean from the Oslo Bors Exchange.   Accordingly, for the three and nine month periods ended September 30, 2008, every component of our operating income was significantly affected as compared with the three and nine month periods ended September 30, 2007.  The following table provides the amounts included in our 2008 results from the acquisition of DeepOcean for the three months ended September 30, 2008 and for the period from May 16, 2008 to September 30, 2008 (amounts in thousands).

	Three Months Ended	Period from May 16 ,2008 to
	September 30, 2008	September 30, 2008
Revenues	$146,279	$194,392
Direct operating expenses	(117,741)	(155,062)
General and administrative expense	(6,416)	(10,064)
Depreciation and amortization	(14,819)	(20,975)
Operating income	$7,303	$8,291

Following the acquisition of DeepOcean and CTC Marine, we now view our business in three operating segments: towing and supply, subsea services and trenching (Note 14).  The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

Towing and Supply
Our towing and supply vessels’ average day rates, utilization and average number of vessels by vessel class, is as follows:

	Month Ended October 31,	Three months ended September 30,		Nine months ended September 30,
	2008	2008	2007	2008	2007

Average Day Rates

AHTSs(1)	$34,432	$37,476	$39,986	$36,768	$36,275
PSVs(2)	19,958	18,991	19,465	18,163	18,592
OSVs(3)	8,530	7,856	8,326	7,439	8,947

Utilization

Towing and Supply
AHTSs	96%	97%	95%	88%	87%
PSVs	95%	96%	90%	93%	92%
OSVs	88%	87%	85%	82%	76%

Average number of Vessels

Towing and Supply
AHTSs	6.0	6.0	6.0	6.0	6.0
PSVs	7.0	7.0	7.0	7.0	7.0
OSVs	38.0	38.0	39.0	38.1	39.2

(1)	Anchor handling, towing and supply vessels
(2)	Platform Supply Vessels
(3)	Offshore Supply Vessels

Operating results for our towing and supply operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$58,989	$62,543	$156,789	$168,262
Direct operating expenses	(31,530)	(26,741)	(86,479)	(83,034)
General and administrative expense	(6,223)	(4,905)	(17,639)	(13,908)
Depreciation and amortization	(5,825)	(5,963)	(17,737)	(16,349)
Gain (loss) on sale of assets	(10)	1	2,736	2,858
Operating income	$15,401	$24,935	$37,670	$57,829

Revenues.  Charter hire revenues for our towing and supply vessels totaled $58.5 million and $155.6 million for the three and nine month periods ended September 30, 2008, respectively, representing decreases of $2.1 million and $10.3 million over amounts for the three and nine month periods ended September 30, 2007, respectively.

AHTS revenues decreased $0.9 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to a 6% decrease in average day rates partially offset by a two percentage increase in utilization.  AHTS revenues increased $1.3 million for the nine months period ended September 30, 2008 compared to the same period last year reflecting slightly higher average day rates and utilization in the North Sea.  PSV revenues increased by $0.5 million in the three month period ended September 30, 2008 compared to the same period last year reflecting a six percentage increase in utilization offset by reduced day rates.   PSV revenues decreased by $0.4 million for the nine month period ended September 30, 2008 as compared to the same period in 2007 reflecting lower day rates in the North Sea primarily in the first half of 2008.  OSV revenues decreased $1.6 million and $9.3 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods last year reflecting decreased average day rates during the periods and higher utilization in the U.S. Gulf of Mexico reflecting the need for vessels in the wake of the hurricanes that passed through the Gulf in late August and early September 2008.  The hurricanes have also contributed to increased average day rates for OSVs which currently has increased to an average of over $8,600 per day.

Although we view the increase in utilization and rates for our vessels in the U.S. Gulf of Mexico as positive, we remain committed and continue to redeploy supply vessels to emerging international markets to increase utilization and to stabilize and/or increase our future cash flow.  We mobilized two vessels formerly operating in the U.S. Gulf of Mexico to Mexico during the third quarter of 2008, and in the first half of 2008, we mobilized three supply vessels with two being deployed to Southeast Asia and one to West Africa.

                Other vessel income of $0.5 million and $1.2 million for the three months and nine month periods ended September 30, 2008, respectively, decreased by $0.5 million and decreased by $1.2 million compared to amounts for the three and nine month periods ended September 30, 2007, respectively.

Direct Operating Expenses.  Direct vessel operating expenses of $31.5 million and $86.5 million for the three and nine month periods ended September 30, 2008, respectively, reflect increases of $4.8 million and $3.4 million over amounts for the three and nine month periods ended September 30, 2007, respectively.  The increases primarily reflect the mobilization costs of two vessels to Mexico in the third quarter of 2008 and the nine month variance also reflects those mobilization costs partially offset by the costs we incurred to mobilize three vessels to West Africa and Southeast Asia in the first quarter of 2008.

General and Administrative Expenses.  General and administrative expenses of $6.2 million and $17.6 million for the three months and nine months ended September 30, 2008, respectively, reflect increases of $1.3 million and $3.7 million over amounts for the three months and nine months ended September 30, 2007, respectively.   The increases reflect costs associated with our expansion of our operations across West Africa and the impact of European currencies’ strengthening against the U.S. dollar during the first half of 2008, which was partially offset in third quarter when the U.S. dollar strengthened against the European currencies.

Depreciation and Amortization.  Depreciation and amortization expense of $5.8 million and $17.7 million for the three and nine month periods ended September 30, 2008, respectively, decreased $0.1 million and increased by $1.4 million, respectively, over the same periods in 2007.   The increase for the nine month period reflects primarily capital improvements related to existing vessels partially offset by the strengthening of the Norwegian Kroner, which increased the dollar value of our North Sea vessels and the related depreciation expense during the first half of 2008. The decrease in depreciation during the three month periods ended September 30, 2008 and 2007 reflects the strengthening of the U.S. dollar against the Norwegian Kroner during the quarter that decreased the value of our North Sea vessels and related depreciation, which was partially offset by us placing one new vessel in service during the third quarter of 2008.

Gain (Loss) on Sale of Assets.  Our gain (loss) on the sale of assets totaled $2.7 million for the nine months ended September 30, 2008.  This reflects a $2.7 million gain from the sale of the land and buildings comprising our Houma, Louisiana facility in February 2008.    The gain on sale of assets for the first half of 2007 totaled $2.9 million, reflecting the sale of four vessels in the first quarter of 2007.

Subsea Services
We recently established our subsea services segment following the acquisition of DeepOcean (see “Acquisition of DeepOcean” above), a leader in the provision of high quality subsea services including IMR, survey and light construction support and subsea intervention and decommissioning.  The subsea services segment includes 11 vessels from DeepOcean and the six subsea platform supply vessels (SPSVs) currently in service (see below).  This segment will include the eight multi-purpose service vessels (MPSVs) we acquired in the Active Subsea acquisition in November 2007 (see Note 3 of our 2007 Form 10-K) and four additional subsea vessels all of which are currently under construction.  We expect three of the vessels being constructed to be delivered over the remainder of 2008, three additional vessels to be delivered in 2009 and the remaining four vessels to be delivered in the first half of 2010.  The increased results for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 reflect the inclusion of DeepOcean’s results since May 16, 2008.   The average day rate and utilization of our subsea services vessels were as follows:

	Month Ended October 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2008	2007	2008	2007
Average Day Rates
SPSVs	$24,433	$22,422	$17,114	$20,913	$16,525
MSVs (1)	69,988	$84,973	$70,413	$79,311	$62,790

Utilization
SPSVs	85%	78%	100%	83%	94%
MSVs (1)	80%	80%	85%	84%	85%

Average Number of Vessels
SPSVs	6.0	5.4	5.0	5.1	5.0
MSVs (1)	9.0	9.4	9.0	9.3	9.0

(1) Multi purpose service vessels.   We purchased DeepOcean in May 2008.   Amounts for nine months ended September 30, 2008 reflect activity for entire year.   No amounts prior to May 2008 are included in our consolidated financial results.

The operating results of our subsea services segment for the three and nine month periods ended September 30, 2008 follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$105,276	$7,903	$155,504	$22,863
Direct operating expenses	(87,633)	(2,626)	(123,278)	(14,717)
General and administrative expense	(3,740)	(25)	(5,120)	(50)
Depreciation and amortization	(9,787)	(246)	(15,036)	(1,440)
Operating income	$4,116	$5,006	$12,070	$6,656

Revenues.   We took delivery of one new SPSV vessel in August 2008.   This vessel is currently under contract in the U.S Gulf of Mexico at a day rate significantly higher than our average rates.   Delivery of a second similar SPSV is expected to occur in November 2008. During the third quarter of 2008, we took delivery of one new subsea vessel, the EDDA Flora, the EDDA Flora is subject to a five-year frame agreement with Statoil, becoming the third such vessel under similar contracts with Statoil.

Excluding the effects of the operations of DeepOcean, revenues from our six SPVSs in service during 2008 and five in service during 2007 were up $1.5 million and $2.3 million for the three and nine months periods ended September 30, 2008, respectively, over the same periods in 2007.   The higher amounts reflect much stronger day rates during the periods which were partially offset by lower utilization rates specifically in the second quarter.

Trenching
The trenching business was established upon the acquisition of CTC Marine, a wholly owned subsidiary of  DeepOcean (see “Acquisition of DeepOcean and CTC Marine” above).  CTC Marine operates five vessels and a large fleet of marine trenching vehicles providing trenching, cable laying and subsea installation services.  In the third quarter of 2008, CTC Marine took delivery of a new trenching and cable laying vessel, which includes a spooled cable laying system designed to speed the installation and burial of cable.  The current intention is to use this newly delivered vessel to service customers in the telecommunications business.

The average day rate and utilization for our trenching vessels and equipment are as follows:

	Month Ended October 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2008	2007 (1)	2008	2007 (1)
Day Rates	$155,055	$163,254	$133,611	$168,791	$133,487
Utilization	88%	100%	97%	92%	89%
Number of Vessels	4.2	3.7	3.2	3.2	2.7

(1)  We acquired CTC Marine in May 2008.   Amounts for nine months ended September 30, 2008 reflect activity for the period from May 16, 2008 to September 30, 2008.   No amounts prior to May 2008 are included in our consolidated financial results but are provided for informational purposes only.

The operating results of our trenching segment for the three months ended September 30, 2008 and for the period from May 16, 2008 to September 30, 2008 were as follows (amounts in thousands):

	Three Months Ended	Period from May 16, 2008 to
	September 30, 2008	September 30, 2008
Revenues	$59,550	$75,014
Direct operating expenses	(44,972)	(58,242)
General and administrative expense	(2,679)	(4,947)
Depreciation and amortization	(6,013)	(8,441)
Operating income	$5,886	$3,384

Other Financial Information
General and Administrative Expenses.  Our corporate general and administrative expenses totaled $6.2 million and $16.8 million for the three and nine months periods ended September 30, 2008, respectively, reflecting a decrease of $1.4 million for the three months and an increase of $0.7 million for the nine months ended September 30, 2008 over amounts for the same periods in 2007.  The decrease between the three month 2008 and 2007 periods primarily reflects lower stock-based compensation costs and reduced legal fees.   The increase for the similar nine month periods reflects costs associated with the initiation of integrating DeepOcean and CTC Marine into our operations, personnel increases, changes in management personnel throughout the Company, and the impact of European currencies’ strengthening against the U.S. dollar in the first half of 2008.

Interest Expense.  Interest expense of $11.7 million and $18.1 million for the three and nine month periods ended September 30, 2008, respectively, increased by $10.4 million and $14.6 million over the same periods in 2007, respectively. The increase is attributed to the debt incurred in acquiring DeepOcean and CTC Marine as well as assuming $281.7 million of DeepOcean’s and CTC Marine’s debt in the acquisition.  Until the incurrence of this new debt and assumption of the DeepOcean and CTC Marine debt, all of our interest was being capitalized in connection with the construction of 10 vessels that are in the process of being made ready for use in our subsea services activities and the one vessel that was delivered to us  in the third quarter of 2008.  Our capitalized interest amounts totaled $7.3 million and $12.5 million for the three and nine month periods ended September 30, 2008, respectively.  We did not capitalize any interest during the nine months ended September 30, 2007 because we did not have any significant qualifying assets in progress during that period.

Interest Income.  Interest income of $2.5 million and $7.4 million for the three and nine month periods ended September 30, 2008, respectively, decreased $1.6 million and $3.5 million from the same periods in 2007, respectively, reflecting our use of available cash to partially fund the acquisition of DeepOcean.  The 2007 periods reflect interest income on our higher average cash balances including our investments in available-for-sale securities, which were sold in late 2007 to partially fund our acquisition of Active Subsea.

Change in fair value of embedded derivative.   We have an embedded derivative within our 6.5% Debentures that requires valuation under SFAS No. 157.   The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury Bond Rates, and the time value of options.  The calculation of the fair value of the option contracts requires the use of a Monte Carlo simulation lattice option-pricing model.  On September 30, 2008, the estimated fair value of the derivative was $24.6 million resulting in a $31.5 million and $29.2 million unrealized gain for the three and nine month periods ended September 30, 2008, respectively.   For additional information regarding our embedded derivative see Notes 3 and 6 and “Liquidity and Capital Resources – Debt – 6.5% Debentures” below.

Other Income (Loss), net.   In June 2008, we settled a foreign currency swap agreement that was assumed in the acquisition of DeepOcean.  Upon settlement, we received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value on May 16, 2008.   This $2.5 million shortfall was recorded as a charge to other income (loss) in the accompanying consolidated condensed statements of income.

Income Tax Expense.  Consolidated income tax expense for the three and nine month periods ended September 30, 2008 was $7.7 million and $9.1 million, respectively, which is primarily related to the income generated by our U.S., West African and Norwegian operations.  Our effective tax rate of 18.5% for the three month and 17.1% for the nine month periods ending September 30, 2008 differs from the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, our permanent reinvestment of foreign earnings, and state and foreign taxes.  Also impacting the our effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.  Our effective tax rate is subject to wide variations given its structure and operations.  We operate in many different taxing jurisdictions with differing rates and tax structures.  Therefore, a change in our overall plan could have a significant impact on the estimated rate.  At September 30, 2007, our effective tax rate of 42% differed slightly from the statutory rate primarily due to alternative minimum tax, state and foreign taxes and U.S tax on foreign source income.  Our 2007 estimated tax expense was later reduced significantly due to tax legislation changes made in Norway during the fourth quarter of 2007.

Noncontrolling Interest in Consolidated Subsidiary.  The noncontrolling interest in the income  of our consolidated subsidiaries was $2.9 million for the three months and $5.2 million for the nine months ended September 30, 2008, compared to a loss of ($0.1) million and ($2.2) million, respectively, for the same periods in 2007.    EMSL’s operations are now benefiting from the vessels it received in 2007.   In 2007, EMSL operations resulted in a loss primarily as a result of its receipt of vessels, including dry-dock completions and mobilization of five cold-stacked vessels.

LIQUIDITY AND CAPITAL RESOURCES

Debt.  As previously indicated we incurred and assumed a substantial amount of indebtedness associated with our acquisition of DeepOcean. Our existing credit facilities contain financial covenants that are customary in our industry and our compliance with those covenants is necessary to maintain the facilities in good standing.  We are in compliance with our debt covenants at September 30, 2008.  Please see Item 1A “Risk Factors” of Part II – “Other Information” located in this Quarterly Report on Form 10-Q, and Item 1A “Risk Factors” of Part II-“Other Information” located in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, for more details about potential risks involving these facilities.  Amounts in this section reflecting U.S. dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2008.   As of September 30, 2008, we had approximately $60 million of additional undrawn borrowing capacity under our existing credit facilities and future availability under existing committed facilities.   Our summarized debt is as follows (in thousands):

	September 30, 2008	December 31, 2007
$300 million face amount, 6.5% Senior Convertible Debentures net of unamortized discount of $50.7 million, interest payable semi-annually in arrears, maturing on May 15, 2028 (Note 3)	$249,329	$	―
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	150,000		150,000
$200 million Revolving Credit Facility(1) maturing in May 2013	148,589		―
$100 million Revolving Credit Facility(1) maturing no later than December 2017	15,110		―
$50 million US Revolving Credit Facility Agreement (1) maturing in January 2011	46,459		―
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	7,544		8,174
NOK 260 million ($44.2 million) Short Term Credit Facility interest at 8.3% maturing on November 1, 2008	13,893		―
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	―		2,000

Debt assumed in the acquisition of DeepOcean:
NOK 350 million ($59.4 million) Revolving Credit Facility, maturing December 1, 2014	63,328		―
NOK 230 million($39.1 million) Revolving Credit Facility, maturing June 1, 2012	34,944		―
23.5 million Euro ($41.8 million) Revolving Credit Facility, maturing September 30, 2008	19,947		―
NOK 150 million ($22.5 million) Additional Term Loan, maturing December 18, 2011	15,207		―
$18 million Revolving Credit Facility, maturing December 5, 2011	16,500		―
8 million Sterling ($14.2 million) Overdraft Facility, maturity 364 days after drawdown	16,382		―
24.2 million Sterling ($42.2 million) Asset Financing Revolving Credit Facility, maturing no later than December 31, 2013	18,688		―
Other debt assumed in the acquisition of DeepOcean	17,843		―
Fresh-start debt premium	327		371

Total debt	834,090		160,545
Less current maturities	(80,772)		(3,258)

Long-term debt, including premium	$753,318		$157,287

(1)
 Interest on revolving credit facilities is at London inter-bank offered rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25%.   The three month LIBOR rate for the period ending September 30, 2008 and December 31, 2007 was 2.8% and 5.0%, respectively.

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

The 6.5% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of our other existing and future senior unsecured indebtedness.  The 6.5% Debentures are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of our assets collateralizing such indebtedness and any liabilities of our subsidiaries.

The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures (which is equal to an initial conversion price of approximately $40.42 per share), subject to adjustment.  The conversion rate will be adjusted upon certain events including (i) stock dividends; (ii) certain subdivisions, combinations or reclassifications of our common stock; (iii) certain issuances or distributions to all or substantially all holders of our common stock; and (iv) certain other events.  In addition, in the event of certain types of fundamental changes, holders of the debentures may elect either to receive an interest make-whole payment or to cause us to increase the conversion rate by a number of additional shares of our common stock (which reflect the approximate value of interest that would have accrued under the 6.5% Debentures at the applicable interest rate for the period from the applicable conversion date through May 15, 2013).  Any of these adjustments to the conversion rate could mean that the number of shares of our common stock that are actually issuable upon conversion of all debentures may increase above the 7,422,069 shares that would be issuable if holders elected to convert their debentures and we decided to settle the conversion in shares of our common stock (and no cash) at the initial conversion rate.  There is both a maximum and minimum number of shares that may ultimately be issued under any adjustment of the conversion rate pursuant to these specific situations that allow for the modification of the initial conversion rate. There have been no conversions of the 6.5% Debentures in 2008.

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

Interest on the 6.5 % Debentures is payable semiannually in arrears on May 15 and November 15 of each year beginning November 15, 2008.  The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased.  The indenture governing the 6.5% Debentures contains negative covenants with respect to our incurring any indebtedness that is senior to or equal with the 6.5% Debentures other than the permitted indebtedness, or any liens or encumbrances other than the permitted liens.

At any time prior to May 15, 2011, subject to certain conditions, we may redeem up to 50% of the original principal amount of the 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded the 6.5% Debentures initial conversion price by 175%, equating to $70.74 per share, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. Beginning on May 15, 2011, we may redeem any outstanding 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of our common stock has exceeded 175% of the initial conversion price of the 6.5% Debentures for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice.  On or after May 15, 2013, we may redeem for cash all or a portion of the 6.5% Debentures at a redemption price of 100% of the principal amount of the 6.5% Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.  Holders may require us to purchase all or a portion of their 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023.  In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their 6.5% Debentures.  Any repurchase of the 6.5% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 6.5% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase.  Since the issuance of the 6.5% Debentures, at no time have we exceeded the threshold for initiating our right to call the 6.5% Debentures.

The conversion features included within the 6.5% Debentures are considered an embedded derivative as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  Under SFAS 133 we are required to bifurcate this embedded derivative from the host debt instrument and record it at fair value on the date of issuance.  To estimate the fair value of the embedded derivative, we used a Monte Carlo simulation lattice model to establish the derivative’s fair value in accordance with the requirements of SFAS No. 157 “Fair Value Measurements.”   The estimated fair value of the derivative on the date of issuance was $53.8 million, which was recorded as a non current derivative liability on the balance sheet with the offset recorded as a discount on the 6.5% Debentures.  The derivative liability must be marked-to-market each reporting period with changes in its fair value recorded in the consolidated statement of operations as other income (loss).  On September 30, 2008, the estimated fair value of the derivative was $24.6 million resulting in a $31.5 million and $29.2 million unrealized gain for the three and nine month periods ended September 30, 2008, respectively.  The discount on the 6.5% Debentures is being accreted through an additional non-cash charge to interest expense over a five year period given that the 6.5% Debentures include a number of put and call options held by the holder and by us that make it probable that the 6.5% Debentures will be redeemed or converted by the first put option date of May 15, 2013.  The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.2% on these convertible notes.  The derivative liability will continue to be marked to market each reporting period for the life of the debt, which, as previously indicated, is expected to be five years based on the put and call options included within the debt instrument.    Over time, there will be no cumulative effect on our income statement associated with the combination of the accretion of the debt discount and the termination of the derivative liability.

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

The 3% Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations.  For more information regarding our 3% Debentures conversion and redemption options, see Note 8 of our 2007 Annual Report on Form 10-K.

$200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, we entered into a credit agreement (as amended the $200 Million Credit Agreement) with various lenders.  The $200 Million Credit Agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents.  The commitment under the facility reduces by $10 million each quarter starting with the quarter ending September 30, 2008 and continuing through the quarter ending June 30, 2010, at which time the facility will reduce by $6 million per quarter until March 31, 2013.  The commitment under the facility is currently $170 million. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio).  The $200 Million Credit Agreement matures May 14, 2013.

The $200 Million Credit Agreement subjects the Company subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the $200 Million Credit Agreement may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and occurrence of certain changes of control.

$100 million Subsea Credit Facility.  In April 2008, we entered into an eight-year multi-currency revolving credit facility (as amended, the $100 Million Credit Agreement) in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel.  The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel and December 31, 2017.  The commitment under facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel and June 30, 2010.  Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.0% (subject to adjustment based on consolidated leverage ratio).

 The $100 Million Credit Agreement also subjects Trico Supply AS and its subsidiaries to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of collateral, loans, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the $100 Million Credit Agreement may be accelerated following certain events of default, including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and the occurrence of certain changes in control.

U.S. Credit Facility.  In January  2008, we entered into a $50 million three-year credit facility ( as amended and restated, the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc.  The commitment under the U.S. Credit Facility reduces to $40 million after one year and $30 million after two years.  Interest is payable on the unpaid principal amount outstanding at a rate applicable to the loan (Eurodollar rate designated by the British Bankers Association plus 2.25%  (subject to adjustment based on consolidated leverage ratio)  The U.S Credit Facility matures on January 31, 2011.

The $50 Million Credit Agreement subjects our subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage.  Payment under the U.S. Credit Agreement may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and occurrence of certain changes of control.

Short Term Credit Facility.   In May  2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the Short Term Credit Facility).  The Short Term Credit Facility agreement provides for a NOK 260 million ($44.2 million) short term credit facility that Trico Shipping is using for general corporate purposes.  The facility’s maturity date was recently extended from November 1, 2008 to February 1, 2009.  Interest on any outstanding balance under the facility accrued at an average rate of 9.05% until November 1, 2008, at which time it increased to 9.9%.   Interest under the facility is payable quarterly.

EMSL Credit Facility Agreement.  In June 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the EMSL Credit Facility).    During the first half of 2008,  EMSL, using its operating cash flow, repaid the EMSL Credit Facility in full using it was subsequently terminated.

NOK 350 million (($59.8 million) Revolving Credit Facility.  In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into this NOK 350 million credit facility (approximately $59.4 million at September 30, 2008).  This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK.  The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavour, a portion of DeepOcean’s inventory, and other security documents.   The commitment under the facility decreases semi-annually by approximately 10 million NOK (approximately $1.7 million) with a balloon payment at maturity.  Interest accrues on the facility at the 3-month NIBOR rate plus 1.75% for NOK borrowings and the LIBOR rate plus 1.75% for U.S. Dollar borrowings and is payable quarterly.   The facility is subject to certain customary financial covenants, with which DeepOcean was in compliance at September 30, 2008.  The facility matures on December 1, 2014.

NOK 230 million ($39.1 million) Revolving Credit Facility.   DeepOcean entered into this agreement in July 2007.  This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($169.8 million) but has subsequently been reduced to NOK 585 million ($99.3 million).   This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.4 million at September 30, 2008) with a final NOK 150.7 million balloon payment due at the June 1, 2012 maturity date.   Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears.  The facility is subject to certain customary financial covenants that DeepOcean was in compliance at September 30, 2008. There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, we have obtained a waiver from the lender.

NOK 300 million ($41.8 million) Senior Notes.   In October 2006, DeepOcean issued NOK 300 million ($50.9 million)  of Senior Notes (Notes) due October 9, 2009. The Note proceeds were used in the acquisition of CTC Marine and for general corporate purposes.  The coupon rate on the Notes is the 3-month NIBOR rate plus 1.65%, and is payable quarterly.   The Notes were scheduled to mature in October 2009.  The Notes were subject to a change in control provision that was triggered when the Company acquired a majority interest in DeepOcean.   This provision allowed the holders of the Notes to exercise a put option if exercised within two months following notice of the change of control of DeepOcean.   The last day for holders to exercise this put option was July 28, 2008.   Holders of the Notes converted approximately NOK 236 million ($40.1 million)  of these Notes pursuant to these put options.   The Company settled the approximately NOK 62 million ($10.5 million) of Notes remaining in the third quarter and no amounts were outstanding at September 30, 2008.  To settle the remaining Notes, we paid a 1% premium totaling approximately $0.1 million, which is included in interest expense in the accompanying condensed consolidated statement of income for the three and nine month periods ending September 30, 2008.

23.5 million Euro ($41.8 million) Revolving Credit Facility.   In October 2001, a subsidiary of DeepOcean entered into this multi-currency facility, which provides for Euro and U.S. Dollar borrowings.  The purpose of this facility was to fund the construction of the vessel Arbol Grande.  The facility is secured by a first priority lien on the Arbol Grande.  Interest on the loan is payable quarterly at LIBOR plus 1.75%.  The facility was scheduled to mature on September 30, 2008 but it has recently been amended and its maturity is now November 30, 2008.  We are working on amending this facility, which includes extending its maturity over a longer term.  The borrower has obtained all necessary waivers to satisfy the financial covenants that it was not in compliance with at September 30, 2008.

NOK 150 million ($35.5 million) Additional Term Loan.  DeepOcean entered into this agreement in December 2006.  Like the NOK 230 million ($39.1 million) facility discussed above this NOK 150 million ($25,5 million) term loan is part of a larger NOK 585 million ($99.3 million) composite facility.  The borrowings under this facility partially funded the acquisition of CTC Marine.  This term loan is secured with inventory up to NOK 1.0 billion ($169.8 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro.  The term loan is subject to mandatory NOK 15 million ($2.5 million) semi-annual payments due in June and December every year until December 18, 2011 when the debt matures.  Interest on the debt accrues at LIBOR plus 1.75% and is payable quarterly. The facility is subject to standard financial and affirmative and negative covenants.   DeepOcean was in compliance with these covenants at September 30, 2008. There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, we have obtained a waiver from the lender.

$18 million Revolving Credit Facility.   In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the vessel Atlantic Challenger.  The loan is secured with a first priority lien on the MV Atlantic Challenger.  This facility is subject to a mandatory $0.5 million per quarter payment.  Interest under the facility accrues at LIBOR plus 2.25% and is payable quarterly.  The facility is subject to standard financial and affirmative and negative covenants.   DeepOcean was in compliance with these covenants at September 30, 2008.  There is also a covenant requiring DeepOcean to be listed on the Oslo Bors exchange.   DeepOcean was delisted from the Oslo Bors exchange pursuant to Norwegian law in August 2008.  To satisfy this covenant, we have obtained a waiver from the lender.

8 million Sterling ($14.2 million) Overdraft Facility.  CTC Marine uses this secured short term overdraft facility in its normal business operations.  The facility actually has gross capacity of 12 million Sterling but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, US Dollars, NOK, Australian Dollars and Euros.  At September 30, 2008, CTC Marine had cash totaling $6.7 million, which means the net borrowings on the overdraft facility were $9.7 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears.  The facility is secured by the property and equipment of CTC Marine.

Asset Financing Facilities – CTC Marine has two asset facilities totaling 24.1 million Sterling ($42.9 million) to finance new and existing assets.  The Asset Finance Loan Facility (the Existing Assets Facility) has a commitment of 8.2 million Sterling ($14.7 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus 2.0%.  As of September 30, 2008, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 5.4 million Sterling ($9.7 million).  The Asset Finance Loan Facility (the New Assets Facility) has a commitment of 15.9 million Sterling ($28.2 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%.  The final asset to be financed under the New Assets Facility is expected to be delivered in the fourth quarter of 2008.  As of September 30, 2008, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 5.1 million Sterling ($9.0 million).  These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean.   These asset finance loan facilities are subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility.  These facilities are subject to quarterly reductions of their borrowings.

Under certain of our credit facilities, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company.  Also, certain of our credit facilities contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders and outside our control.  Additionally, certain of our credit facilities contain cross-default provisions that trigger defaults under other of our credit facilities.

Capital Requirements

            Our ongoing capital requirements arise primarily from our need to maintain or improve equipment, fund construction of new vessels and equipment, lease new vessels and/or purchase additional equipment, provide working capital to support our operating activities and service debt.  Over the next twelve months we expect our operating cash flow, current availability under our existing credit facilities, which approximated $60 million at September 30, 2008, and future availability under existing committed facilities will be sufficient to fund our working capital needs, capital expenditure requirements and service our near-term debt requirements.  Other sources of operating cash flows which are part of our long-term business strategy, and could be accelerated if needed, includes selling certain assets that we do not consider core to our strategic long-term business plan, potentially refinancing certain assets and/or entering into sale-leaseback transactions, all of which have been done historically.  Our existing credit facilities contain financial covenants that are customary in our industry and our compliance with those covenants are necessary to maintain the facilities in good standing.  Failure to comply with such covenants would result in an event of default under one or more facilities and could result in an acceleration of one or more such facilities.  If any of our existing debt is accelerated, we may not have sufficient liquidity to satisfy our repayment obligations.  Additionally, an event of default will be deemed to have occurred under certain of our credit facilities if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrower.  Under certain of our credit facilities, a material adverse change/effect is determined in the reasonable opinion of the lender, whose opinion is outside our control. Additionally, certain of our credit facilities contain cross-default provisions that trigger defaults under other of our credit facilities. All of these items make maintaining our good standing under our credit facilities a high priority to us.   Please see Item 1A “Risk Factors” of Part II-“Other Information” located elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008,  for more details about potential risks involving these facilities.    As of September 30, 2008, we were in compliance with all financial covenants under all our existing credit facilities.

               As a regular part of our business, we review opportunities for the acquisition of other offshore energy and subsea services assets companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses.  Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both.  There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

               We operate through three primary operating segments: towing and supply, subsea services and trenching.  We operate globally with our primary geographic areas being the North Sea, West Africa, Latin America including Mexico and Brazil, and Southeast Asia as well as the U.S. Gulf of Mexico.  The North Sea and the U.S. Gulf of Mexico operations have been capitalized and are financed on a stand-alone basis.  Debt covenants and U.S. and Norwegian tax laws make it difficult, to some extent, for us to effectively transfer the financial resources from one segment for the benefit of the other.  For additional information regarding our operating segments see Note 15.

Changes in Norwegian Tax Laws.  As a result of recent changes in Norwegian tax laws, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability (NOK 251 million, $42.6 million at September 30, 2008) is payable in equal installments over 10 years.  The remaining one-third of the tax liability (NOK 126 million, $21.4 million at September 30, 2008) can be met through qualified environmental expenditures.  Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authority at that time.

Contractual Obligations
The following table summarizes our material contractual commitments at September 30, 2008 (amounts in thousands).

	Total	1 Year or Less	2-3 Years	4-5 Years	More Than 5 Years

Long-term debt obligations [a,b]	$884,434	$80,772	$136,046	$156,718	$510,898
Interest on fixed rate debt [c]	473,250	24,000	48,000	48,000	353,250
Vessel construction obligations and other capital expenditures [d]	213,900	138,800	75,100	-	-
Time charter and equipment leases	581,303	166,060	255,959	95,775	63,509
Operating lease obligations	9,228	2,275	2,999	3,089	865
Norwegian taxes payable [e]	64,007	4,285	12,801	8,534	38,387
Pension obligations [h]	4,118	300	1,022	409	2,387
Total	$2,230,240	$416,492	$531,927	$312,525	$969,296

a.	Excludes fresh start debt premium and the $50.7 million unamortized discount on the 6.5% Debentures.
b.	Does not assume any early conversions or redemption for the 6.5% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date.
c.	Includes the semi-annual interest payments on the 6.5% Debentures and the 3% Debentures to their maturities of 2028 and 2027, respectively.
d.
Reflects committed expenditures, does not reflect the future capital expenditures budgeted for periods presented which are discretionary. Amounts also include an uncertain future $22.7 million commitment associated with one vessel whose ultimate delivery is uncertain at this time because the shipyard constructing the vessel has entered into bankruptcy (Note 16).

e.
Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $42.6 million to be paid in equal installments over the next 10 years.  An additional liability of $21.4 million can be satisfied through making qualifying environmental expenditures.  Any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time.   The acquisition of DeepOcean did not affect this line item as they did not have any accumulated shipping profits that would have qualified for relief under this legislation.

f.
Does not reflect the pension plans of DeepOcean as management is still evaluating the funding requirements.  As indicated in Note 2, we are in the process of establishing the fair value of all of the DeepOcean plans at the date of acquisition.  We will update this disclosure pending finalization of that evaluation, which we anticipate will be prior to year end 2008.

Cash Flows

Our primary sources of cash flow during the nine months ended September 30, 2008 were provided by operating activities, proceeds from the issuance of the 6.5% Debentures, borrowings under our new and existing revolving credit facilities, the exercise of warrants and asset sales.  The primary uses of cash were for the acquisition of DeepOcean and CTC Marine and payments for the purchases of newbuild vessels and ROVs and maintenance of other property and equipment.  During the nine months ended September 30, 2008, our cash balance decreased $36.0 million to $95.5 million from $131.5 million at December 31, 2007.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $70.8 million, a increase of $0.4 million from the same period in 2007.  Significant components of cash provided by operating activities during the nine months ended September 30, 2008 included net earnings of $38.9 million, adjusted for non-cash items of $23.6 million and changes in working capital and other asset and liability balances resulting in a source of cash of $8.3 million.

               Net cash used in investing activities was $566.7 million for the nine months ended September 30, 2008, compared to $53.2 million for the same period in 2007.  Our investing cash flow in 2008 primarily reflects our investment in the acquisition of DeepOcean, net of cash acquired of $507.0 million and $77.5 million of additions to property and equipment. We anticipate that during the remainder of 2008 and in 2009 we will spend approximately $145 million for additional capital expenditures, including approximately $68 million associated with construction of vessels acquired from Active Subsea.  Our investing cash flows also include $7.0 million of proceeds from the asset sales, proceeds of $8.2 million associated with a settlement of a derivative contract held by DeepOcean prior to our acquisition of it, and a $2.5 million decrease in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008.  In the first half of 2007, investing cash outflows was primarily related to the net purchase of available-for-sale securities of $43.7 million, partially offset by a decrease in restricted cash of $9.0 million.

                Net cash provided by financing activities was $469.2 million for the nine months ended September 30, 2008, compared to $130.8 million for the same period in 2007.  Our 2008 amount includes $474.1 million in financing transactions primarily associated with the acquisition of DeepOcean and CTC Marine, including issuance of $300 million of 6.5% Debentures and $174.1 million of net borrowings under our existing credit facilities (see “Debt” above).  Our financings activities during the nine months ended September 30, 2008 also included the $2.0 million final payment on the EMSL Credit facility and $11.6 million of net proceeds received from the exercise of warrants and stock options.  Debt issuance costs associated with the 6.5% Debentures and our bank credit facilities totaled $16.5 million in 2008.  In February 2007, we issued $150.0 million of 3% Debentures.  We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million.  Net proceeds of the 3% Debentures were used for the acquisition of Active Subsea, financing of our fleet renewal program and for general corporate purposes.  During the three months ended September 30, 2007, we initiated a common stock repurchase program and under that program acquired approximately 0.6 million shares of our common stock for $17.6 million.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP in the United States.  The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions.  We have disclosed the areas requiring the use of management’s estimates in Note 2 to our consolidated financial statements included in our 2007 Form 10-K.  Following the acquisition of DeepOcean and CTC Marine, we identified the following assumptions and estimates as additional critical accounting policies and estimates to supplement those estimates included within Item 7 of our 2007 Form 10-K under the heading “Our Critical Accounting Policies.”

Estimate of Purchase Price Allocation
The purchase price of DeepOcean and CTC Marine is allocated to the related assets and liabilities based on their estimated fair values at the May 16, 2008 acquisition date.  At September 30, 2008, the allocation of the purchase price to assets acquired and liabilities assumed in the DeepOcean transaction is based on our preliminary valuation estimates.  These purchase price allocations will be finalized based on valuations and other studies to be performed by us.  We expect to substantially complete our fair value assessments by year-end 2008.  As a result, the final adjusted purchase price and purchase price allocations may differ, possibly materially, from the amounts recorded at September 30, 2008.

 In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount and growth rates.  The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.  Unanticipated future declines in levels and earnings of DeepOcean’s future subsea services and CTC Marine’s trenching services from those used to estimate the fair value of the acquired assets could result in impairment to the carrying amounts assigned to property and equipment, amortizable intangibles and goodwill

Although we expect to realize benefits in connection with the acquisition of DeepOcean and CTC Marine, there is no assurance that we will achieve all or any of them.   We may not be able to execute the combined Company’s overall business strategy or realize the anticipated benefits of the acquisition.  If we are unable to achieve the expected future benefits from the acquisition we may not be able to substantiate the carrying value of our goodwill of $209.4 million, which would require us to record an impairment charge to expense through operating income.   We will assess the carrying value of goodwill for impairment whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable.   Furthermore, we will assess our goodwill for impairment at least once annually, with the first assessment to occur as of December 31, 2008.

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

In determining the amounts to be recorded for our open derivative contract, we are required to estimate the fair value of the derivative.  Our estimates are based upon various factors that include our stock closing price, volatility, United States Treasury Bond Rates and the time value of options. The calculation of the fair value of our option contracts requires the use of a Monte Carlo simulation lattice option-pricing model.

RECENT ACCOUNTING STANDARDS

    See Note 17 for a listing of recent accounting standards.

Item 3.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our acquisition of DeepOcean and CTC Marine, the Company’s interest rate market risk has significantly increased.   The Company’s revolving credit facilities and other loans (see “Liquidity and Resources - Debt” and Note 4  of the notes to condensed consolidated financial statements include herein) have variable rates, which exposes the Company to interest rate risk.  At the present time the Company does not hedge its exposure to fluctuations in interest rates.   Based on the borrowings outstanding at September 30, 2008 under variable rate financing arrangements, a change in 100 basis points in the applicable annual interest rates would have an approximate $4.3 million annual pre-tax impact on the Company’s results of operations and cash flows.

The Company has substantial international operations and has numerous customer contracts and debt obligations denominated in several foreign currencies, the majority of which replicate the functional currency of the legal entity in which they operate, and for the most part we consider them stable currencies; however, the volume of non U.S. dollar assets and liabilities exposes the Company’s operating results to foreign currency risks.  The Company cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates.   The Company does not use any hedge contracts to minimize this risk although it may consider doing so in the future.   Fluctuations in exchange rates are likely to impact our business and cash flows in the future.

Except as discussed above, there have been no other material changes in the Company’s exposure to market risk during the three months ended September 30, 2008.  See Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion.

Item 4.    CONTROLS AND PROCEDURES.

                On May 15, 2008, the Company initiated a series of transactions that resulted in it acquiring 100% of DeepOcean and its wholly-owned subsidiary CTC Marine.  The total acquisition price for acquiring all of DeepOcean shares of capital stock was approximately $700 million.  The Company considers the acquisition of DeepOcean and CTC Marine material to the results of its operations, financial position and cash flows from the date of acquisition on May 16, 2008 through September 30, 2008 and believes that the internal controls and procedures over the operations of DeepOcean and CTC Marine will have a material effect on the Company’s internal controls over financial reporting.   The Company is integrating the operations of DeepOcean and CTC Marine and will report on its assessment within the time provided by the Sarbanes-Oxley Act and applicable rules relating to business acquisitions, which provide the Company with a one-year grace period before requiring it to include DeepOcean and CTC Marine in its year end assessment of controls over financial reporting.   The Company plans to utilize this exemption and will start including DeepOcean and CTC Marine in its Sarbanes Oxley Act Section 404 reporting requirement for the year ending December 31, 2009.

The Company has maintained its disclosure controls and procedures that were in effect prior to the acquisition of DeepOcean and CTC Marine; although, it is currently integrating new personnel that contribute to the Company’s controls over financial reporting.  The Company does not believe this acquisition will negatively affect its internal controls over financial reporting.

In addition, as a matter of course, the Company will continue to update its internal controls over financial reporting as necessary to accommodate DeepOcean’s business  processes or accounting procedures.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of our fiscal quarter ended September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

                Please read Item 3. Legal Proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our material legal proceedings.

                In addition, we are a party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages to vessels or equipment.  Many of the other lawsuits to which we are a party are covered by insurance.   We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Item 1A.  RISK FACTORS.

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II- Item 1A. Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and in Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following risk factors have been updated to reflect the financial obligations under existing credit facilities and those assumed with the acquisition of DeepOcean and CTC Marine:

We incurred significant financial obligations as a result of the acquisition of DeepOcean common stock and the financing transactions we entered into in connection with this acquisition.  In addition, we assumed existing financial obligations under credit facilities at DeepOcean and CTC Marine upon consummation of the acquisition.  Our inability to satisfy these obligations could materially and adversely affect our financial results and financial condition and harm our business.

As the sole owner of DeepOcean and CTC Marine, we are exposed to each company’s liabilities, including their  outstanding debt which totaled $201.8 million on September 30, 2008.  In connection with our acquisition of DeepOcean and CTC Marine and the related financing transactions, DeepOcean was required to obtain waivers from its lenders with respect to certain covenants.  If DeepOcean is unable to maintain such waivers from its lenders, the lenders could require the immediate repayment of certain indebtedness.  In that case, we could be required to fund the repayment of such indebtedness which could reduce the cash flow that may otherwise be available to us to achieve our business strategy, which could harm our business or we could be unable to repay the amount and we would be in default, which could result in this and possibly other indebtedness becoming immediately due to our lenders.

To finance the acquisition of DeepOcean, Trico Supply and certain of our other subsidiaries entered into a $200 million credit agreement and we issued $300 million in convertible debentures.  Trico Shipping also entered into a NOK 260 million short term credit facility (total value $44.2 million, of which $13.9 million had been drawn at September 30, 2008).  Accordingly, our borrowings and debt service requirements have increased dramatically in connection with the acquisition of DeepOcean.  Our inability to satisfy our debt service requirements could cause us to be in default under one or more of our credit facilities.  If we default or breach our obligations under our credit facilities, we could be required to pay a higher rate of interest on our borrowings.  Our lenders could also accelerate our repayment obligations or require us to repay all amounts under the credit facilities.  Accordingly, our default on obligations under our credit facilities would significantly increase our cash flow requirements and could cause us to incur substantial damages, which could harm our business.

Our acquisition of DeepOcean shares and the financing transactions we entered into in connection with this acquisition together with the financial obligations under existing credit facilities at DeepOcean will place a significant debt burden on us, which could limit our flexibility in managing our business and expose us to certain risks.

Trico Shipping’s acquisition of shares of DeepOcean’s common stock involved the incurrence of substantial additional debt.  We and our subsidiaries have borrowed or entered into agreements to borrow an aggregate of approximately $551 million in connection with the DeepOcean acquisition.  In addition, DeepOcean and its wholly-owned subsidiary, CTC Marine, had an existing amount of indebtedness of $201.8 million as of September 30, 2008.  As a result of becoming more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected, which could have a material adverse effect on our results of operations.

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

Global Economic Conditions Risk Factors

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial results and financial condition.

During recent months, there has been substantial volatility and losses in worldwide equity markets that could lead to an extended worldwide economic recession.  Due to this economic condition, there has been a reduction in demand for energy products that has resulted in declines in oil and gas prices, which is a significant part of most of our customer’s business.  In addition, due to the substantial uncertainty in the global economies, there has been deterioration in the credit and capital markets and access to financing is uncertain.  These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in day rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.

We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. The re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding on acceptable terms.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers. Moreover, even if lenders and institutional investors are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing we incur on any of our floating rate debt.

In addition, we may be unable to obtain adequate funding under our current credit facilities because  our lending counterparties may be unwilling or unable to meet their funding obligations or our borrowing base may decrease as a result of lower oil or natural gas prices, operating difficulties, lending requirements or regulations, or for any other reason.

Due to these factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.

PART II – OTHER INFORMATION (continued)

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of the stockholders of the Company (the “Special Meeting”) was held on August 12, 2008.

(a)
At the Special Meeting,  holders of shares of the Company’s common stock approved for purposes of NASDAQ Marketplace Rule 4350 (i)(1) (C), the issuance of all shares of the Company’s common stock, that may be issued upon the conversion and exercise of convertible securities issued by the Company in connection with the acquisition of DeepOcean shares.  The number of votes cast on this proposal are set forth below:

For	Against	Abstain
12,915,443	54,506	241,447

(b)
At the Special Meeting, holders of shares of the Company’s common stock approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 25,000,000 shares to 50,000,000 shares. The number of votes cast on this proposal are set forth below:

For	Against	Abstain
12,388,694	580,549	242,153

Item 5.	OTHER INFORMATION

On November 3, 2008, Trico Supply AS, a Norwegian limited company ("Holdings"), Trico Subsea Holding AS, a Norwegian limited company ("Trico Subsea Holding"), Trico Subsea AS, a Norwegian limited company ("Trico Subsea"), Trico Shipping AS, a Norwegian limited company and wholly-owned subsidiary of Holdings ("Trico Shipping," and together with Holdings, Trico Subsea Holding, and Trico Subsea, the "Trico Parties"), the various lenders party thereto and Nordea Bank Finland PLC, New York Branch ("Nordea"), as Administrative Agent, executed the First Amendment to Credit Agreement (the "First Amendment") amending the $200 million credit agreement, dated as of May 14, 2008 (as amended, the "$200 million Credit Agreement"), among the Trico Parties, the lenders party thereto and Nordea.

Additionally, on November 3, 2008, the Trico Parties, the various lenders party thereto and Nordea executed the Second Amendment to Credit Agreement (the "Second Amendment") amending the $100 million credit agreement, dated as of April 24, 2008 (as amended, the "$100 million Credit Agreement," and together with the $200 million Credit Agreement, the "Credit Agreements"), among the Trico Parties, the lenders party thereto and Nordea.

The First Amendment and the Second Amendment amended the Credit Agreements by permitting Holdings to create, incur, assume or suffer to exist Liens securing Indebtedness in a principal amount not to exceed NOK 82,000,000 in the case of the equity interests of DeepOcean prior to the later of the completion of the mandatory general offering portion of the DeepOcean Acquisition and December 31, 2008; The First Amendment further amended the $200 million Credit Agreement by substituting Holdings for Borrower in the definition of Free Liquidity in Section 1 and in the Free Liquidity covenant in Section 9.08.

Additionally, the effectiveness of the First Amendment is contingent on there being no further draws under the Carnegie Loan Agreement.

The First Amendment and the Second Amendment are effective as of September 30, 2008.

Item 6.	EXHIBITS

(a) Exhibits:

Exhibit Number

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008.

3.4	Seventh Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 12, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2
Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed March 21, 2005).

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

10.1
Amended and Restated Employment Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ending June 30, 2008).*

10.2
The Second Amendment to Retirement Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ending June 30, 2008).*

10.3
Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, as borrower, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Bayerische Hypo-Und Vereinsbank AG, as Joint Lead Arrranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 29, 2008).

10.4	First Amendment to Credit Agreement, dated as of June 24, 2008, to the Credit Agreement dated as of April 24, 2008. (1)

10.5	Second Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of April 24, 2008. (1)

10.6
Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 16, 2008).

10.7	First Amendment to Credit Agreement, dated November 3, 2008 to the Credit Agreement dated as of May 14, 2008. (1)

10.8
Amended and Restated Credit Agreement, dated as of August 29, 2008, among Trico Marine Services Inc., a Delaware corporation, Trico Marine Assets Inc., a Delaware corporation, and Trico Marine Operators, Inc., a Louisiana corporation, the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Lead Arranger for the Lenders. (1)

10.9
Credit Facility, entered into on May 28, 2008, between Trico Shipping AS, as Borrower, and Carnegie Investment Bank AB Norway Branch, as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 3, 2008).

10.10
Pledge of Shares, entered into on May 28, 2008, between Trico Shipping AS, as Pledgor, and Carnegie Investment Bank AB Norway Branch, as Pledgeee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 3, 2008).

10.11
NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the period ending June 30, 2008).

10.12
NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the period ending June 30, 2008).

10.13	Credit Facility Agreement dated November 19, 2007 among DeepOcean Shipping AS, as Borrower, DeepOcean ASA, as Guarantor, and Nordea Bank Norge ASA, as Agent and for Lead Arranger for the Lenders.

31.1	Chief Executive Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer's Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers' certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________
*  Management Contract or Compensation Plan or Agreement
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Geoff Jones
Geoff Jones
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 7, 2008