Form 10-K
period 2008-12-31
TRICO MARINE SERVICES INC
filed 2009-03-12
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33402
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

10001 Woodloch Forest Drive, Suite 610 The Woodlands, Texas (Address of principal executive offices)	77380 (Zip code)
Registrant’s telephone number, including area code: (281) 203-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NASDAQ Global Select Market
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2008 based on the average bid and asked price of such voting stock on that date was $369,631,351.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 6, 2009 was 15,954,733.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K for the year ending December 31, 2008 (this “Annual Report”).

TRICO MARINE SERVICES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2008

		Page
PART I
Items 1.	Business	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II
Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106
Item 9A.	Controls and Procedures	106
Item 9B.	Other Information	107

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	107
Item 11.	Executive Compensation	107
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	107
Item 13.	Certain Relationships and Related Transactions and Director Independence	107
Item 14.	Principal Accountant Fees and Services	107

PART IV
Item 15.	Exhibits and Financial Statement Schedules	108

EXHIBIT INDEX		111
EX-10.5
EX-10.09
EX-10.11
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.38
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.45
EX-10.47
EX-10.49
EX-10.50
EX-10.51
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

i

FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Actual events may differ materially from those projected in any forward-looking statement. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms, including with respect to refinancing debt maturing in the next twelve months;

•	our ability to continue to service, and to comply with our obligations under, our credit facilities and our other indebtedness, including our obligation to pay make-whole amounts upon any conversion of our convertible debentures due 2028;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development;

•	our ability to successfully or timely complete our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.
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
          All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. We caution investors not to place undue reliance on forward-looking statements.

PART I
          Except as otherwise indicated or required by the context, references in this Annual Report to: (1) “we,” “us,” “our,” “the Company” or “Trico” refer to the combined business of Trico Marine Services, Inc. and its subsidiaries; (2) “Gulf of Mexico” refers to the U.S. Gulf of Mexico, and (3) “Mexico” refers to the Mexican Gulf of Mexico.
Item 1. Business
General Information
          We are an integrated provider of subsea and marine support vessels and services, including subsea trenching and protection services, that was formed as a Delaware holding company in 1993. We maintain a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, the Mediterranean, Brazil and Southeast Asia as well as, to a lesser extent, our domestic presence in the Gulf of Mexico. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate and utilize three operating segments: (1) Subsea Services; (2) Subsea Trenching and Protection; and (3) Towing and Supply. We operate internationally through a number of foreign subsidiaries, including DeepOcean AS, through which we manage our Subsea Services segment, CTC Marine Projects LTD, through which we manage our Subsea Trenching and Protection segment, and Trico Shipping AS, which owns our vessels based primarily in the North Sea. In addition to our international operations, our domestic subsidiaries include Trico Marine Assets, Inc., which owns the majority of our towing and supply vessels operating in the Gulf of Mexico and other international regions excluding the North Sea, and Trico Marine Operators, Inc., which operates all of our vessels in the Gulf of Mexico. Our principal customers are major international oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations and telecommunication companies.
Recent Acquisition
          In May 2008, we expanded our subsea market presence through the acquisition of DeepOcean ASA (“DeepOcean”). DeepOcean provides subsea services, including inspection, maintenance and repair (“IMR”), survey and light construction support, subsea intervention and decommissioning. This expansion of subsea services also includes the May 2008 acquisition of CTC Marine Projects LTD (“CTC Marine”). CTC Marine is a provider of subsea protection which includes, among other things, trenching, sea floor cable laying and subsea installation services. DeepOcean and CTC Marine operate a well equipped combined fleet of 15 modern vessels utilizing remotely operated vehicles (“ROVs”) and trenching, survey and cable laying equipment.
          The acquisition of DeepOcean and CTC Marine transformed us into an integrated provider of subsea services and solutions by substantially increasing the revenue mix with subsea capabilities. This allows us to further leverage our global footprint and broaden our customer base to provide subsea services and support to subsea construction companies. Expanding into the subsea services market makes us less dependent on the towing and supply business, which is characterized by commodity-type pricing, and allows us to focus on providing differentiated subsea services.
          The acquisition has allowed us to realize a number of strategic benefits including, among other things, the following:
•	Creation of one of the world’s largest providers of integrated subsea services;

•	Substantial expansion of our presence in the growing subsea services market with a global platform, which may provide a stage for additional organic growth;

•	Synergies with our existing subsea operations;

•	Ability to leverage our existing infrastructure, equipment, vessels and resources to provide specialized service offerings to new and existing customers;

•	Potential for the addition of earnings and cash flow;

•	DeepOcean’s and CTC Marine’s successful operational track record and engineering expertise;

•	Addition of seasoned management team with specialized knowledge of the Subsea Services and Subsea Trenching and Protection industry;

•	DeepOcean’s and CTC Marine’s fleet of modern subsea capable equipment and vessels; and

•	Expanded international diversification, which improves growth prospects and stabilizes cash flows.
Joint Ventures
          We hold a 49% equity interest in Eastern Marine Services Limited (“EMSL”), a Hong Kong limited liability company in which China Oilfield Services Limited (“COSL”), holds a 51% equity interest. EMSL provides towing and supply vessels to the oil and gas industry in China, other countries within Southeast Asia and Australia.
Our Strategy
          Our growth strategy focuses on improving the quality and stability of our cash flows while creating stockholder value throughout cyclical fluctuations in our industry. The key components of our business strategy are described below.
          Reduce our debt level, and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements. We have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expected expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow. We will also work towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year.
          Maximize our vessel utilization and our service spreads. We continue to increase our combined subsea services and subsea trenching and protection fleet primarily through chartering of third-party vessels. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package.
          Expand our presence in additional subsea services markets. We believe the subsea market is growing, in contrast to our traditional towing and supply business, and will provide a higher rate of return on our vessels currently being constructed. We expect to market more aggressively in Angola, China, Brazil and Mexico.
          Invest in growth of our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We believe having an up to date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. The average age of our subsea fleet is 6 years where the average age of the overall fleet is 16 years.
          Focus on growing markets. We will continue to capitalize on our experience, technology, personnel, and fleet to expand our presence in growing markets. Our goal is to continue to efficiently deploy our vessels and services in profitable markets, with an emphasis on regions that have strong long-term growth fundamentals, favorable contracting terms and lower operating cost structures, through existing operating entities and possibly through the use of joint ventures. Consistent with this strategy, we have reduced the number of our towing and supply vessels in the Gulf of Mexico by more than 70% since 2004, including mobilizing five vessels to Southeast Asia in 2008.

Our Business Segments
          For a discussion of our results of operations by segment and geography, please see Note 18 to our Consolidated Financial Statements included herein in Item 8.
Subsea Services
          General
          We provide technology oriented subsea services, including inspection, maintenance and repair services, survey and light construction support, decommissioning, onshore engineering work, post processing of survey data, and associated reporting.
          Vessels and Equipment
          Our subsea services are primarily provided through multi-purpose service vessels and subsea platform supply vessels, including seven subsea platform supply vessels previously part of our towing and supply business. We also operate a “state of the art” remotely operated vehicles (ROV) fleet and survey and module handling systems that are installed on the multi-purpose vessels. The multi-purpose vessels can also carry saturation diving systems. Approximately 53% of our vessels are subject to term contracts with durations ranging from three months to five years.
          Areas of Operation
          We operate primarily in international markets, with operations in the North Sea, West Africa, the Mediterranean, Mexico and Brazil. We continually evaluate our vessel composition and subsea services activity level in each of these regions as well as other market areas for possible future strategic development. Below is a description of our operations by region:
          North Sea. The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany, Ireland, the area west of the Shetland Islands and the Barents Sea. This area is one of the most demanding of all offshore areas due to harsh weather, erratic sea conditions, significant water depth and long sailing distances. As of December 31, 2008, we had six multi-purpose service vessels (MSVs) actively marketed in the North Sea, of which three are under term contracts with a national oil and gas company for IMR and survey work projects. Decommissioning activity in the North Sea market is increasing as several of the North Sea fields have been in existence for over 20 years.
          West Africa. West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the prospects for large field discoveries in the region. Several operators have scheduled large scale offshore and subsea projects, and we believe that demand for our services in this market will continue to grow. As of December 31, 2008, we had no vessels in operation in this region; however we are actively marketing vessels for operation in Angola, Congo, Cameroon, Gabon, and Ghana taking advantage of our current presence in the region as it relates to our Towing and Supply segment where we have fourteen vessels operating.
          Mediterranean. This market consists of the Mediterranean Sea and the Black Sea. The fields and pipelines are being operated by both nationals and major international oil companies. Historically we have primarily targeted pipeline inspection and survey projects in this area as the region has a significant amount of pipeline infrastructure. The market is dominated by term contracts in relation to the regular inspection campaigns. We see an increasing demand for these services as well as an increase in demand for IMR services. As of December 31, 2008, we are actively marketing vessels in this region.
          Mexico. Our operations in Mexico are managed from our office in Ciudad del Carmen. This market is characterized primarily by term work with most oil fields located in shallow water. We had a total of three construction/subsea vessels marketed in Mexico as of December 31, 2008, of which two vessels are on long-term contracts. The Mexican constitution requires that Mexico operates all hydrocarbon resource activity in the country through its national oil company, Petróleos Mexicanos (“Pemex”). We principally serve the construction and maintenance market with services to Pemex’s first tier contractors. We are seeking to increase our services directly to Pemex and to expand our range of services as the Mexican oil and gas industry moves into deeper waters. We believe that vessel demand in this market will continue to grow, especially in relation to ROV services as the field developments move into deeper waters.
          Brazil. Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. As of December 31, 2008, we had one MSV on long-term contract to Petróleo Brasileiro S.A. (“Petrobras”), the state-owned oil company and the largest operator in Brazil. The vessel is being operated from our office in Macae. Significant deepwater field developments are being planned in Brazil over the coming years and we expect the market demand for multi-purpose platform service vessel (MPSVs) to increase.
          Competition
          Competition in the subsea services market is primarily driven by suitable vessel and equipment capacity and specifications, personnel capacity, and ability and experience in performing contracts at competitive rates. Suitable vessels include all vessels capable of deploying ROV and survey systems. Vessels range in size from 200 feet to over 300 feet in length. Key factors related to subsea service vessels and related equipment (such as ROVs and survey systems) are competitive day rates, overall availability, regularity, quality and capacity. We experience competitive pressure when supply of susbsea service vessels and equipment exceeds demand. Our competitors range from small, private companies providing single subsea services to large integrated subsea service companies. A sample list of potential competitors would include, but not be limited to, C&C Technologies, DOF Subsea, Oceaneering, Canyon Offshore and Subsea7. We believe that our project management expertise and engineering capacity, as well as our strong safety record and general experience in similar operations represents a key competitive advantage for us in the subsea services market.
Subsea Trenching and Protection
          General
          We provide international subsea trenching and protection services that utilize our state-of-the-art subsea trenching assets and engineering solutions for the burial of subsea transmission systems, including pipelines, flowlines and cables, and the installation of subsea infrastructure, subsea flexible products, including umbilicals, integrated system umbilicals (“ISUs”), power, telecommunications and wind power industries. Customers are primarily within the offshore oil and gas, power (electricity transmission systems), telecommunications (intercontinental and regional systems) and military industries. We entered into joint projects with the Subsea Services segment for decommissioning services in 2008 and expect to continue joint projects in 2009.
          Generally, our projects are between one to twelve months in duration. This business is seasonally driven as calmer sea states are required to deploy subsea trenching assets to complete these highly specialized projects, which tends to result in stronger operating results in the second and third quarters of the year. Our historical seasonality is expected to be lessened with the introduction of vessels into the fleet that are designed for operations in severe weather conditions and the continued expansion of our global presence in areas outside of the North Sea (predominately in Australia, Brazil, China, and the Mediterranean), providing a basis for improved operating results outside of our traditional peak seasons.
          Vessels and Equipment
          Our services are provided through trenching and protection support vessels that utilize other assets to provide our customers with several methodologies for the burial of subsea transmission systems. These methodologies include earth moving (ploughs), fluidization (jetters) and cutting (tractors). CTC also utilizes work class ROVs in addition to the vessels, assets and crew. They are utilized for pre and post survey plus other smaller work scopes. All of the vessels we currently utilize are leased under time charter agreements.

          Below is a description of the assets we use to provide our services:
          Ploughs. We make use of two principal types of ploughing assets: 1) pipeline and backfill ploughs and 2) cable and ISU ploughs. Pipeline and backfill ploughs are the latest generation pipeline ploughs, utilized to bury large diameter rigid pipelines, with an 8.2 feet trench depth capability. Cable and ISU ploughs are used to bury flexible products such as flowlines, cables and umbilicals, with trench depths up to 9.8 feet.
          Jetters. We work with two types of jetters: 1) heavy jetters and 2) light jetters. Heavy jetters are powerful jetting ROVs, delivering 2 mega-watts of power, enabling the burial of flexible pipes, umbilicals, and cables up to trench depths of 8.2 feet. Light jetters are tracked or free swimming jetting ROVs, delivering up to 300 kilowatts of power which enables cable burial and maintenance operations up to trench depths of 4.9 feet.
          Tractors. The tractors we use can be characterized as rock tractors and cutters. Rock tractors are powerful track-based trenchers with a 2.35 megawatts power base, specifically developed for trenching large diameter pipelines in hard ground regions. Cutters are track-based trenchers with 520 kilowatts of power used primarily to lay rigid pipeline and flowlines in hard soil conditions.
          Competition
          We experience strong competition in providing subsea trenching and protection services. For all of our customers (including oil and gas exploration and production infrastructure, renewable energy and telecommunication customers), the nature and overall scope of the contract, which may include design, procurement, lay and burial of subsea structures, or some portion thereof, has an impact on the overall degree of competition for such contacts. We are awarded contracts that include differing work scopes, but specialize in and have a competitive advantage related to projects that include all significant elements described above. We have the capability of completing all forms of trenching (ploughing, jetting, and cutting), and we are the only open-market ploughing company for jetting and cutting projects. We compete against other methods of subsea burial, such as rock-dumping, which is the method of dropping rock on a product to protect the product. Other key competitive factors include contract pricing, service, safety record, reputation of vessel operators and crews and availability and quality of vessels of the type and size required by the customer. Competitors include Canyon and Nexans in the oil and gas sector and Subocean and Oceanteam in the renewable sector.
Towing and Supply
          General
          We provide marine support services to the oil and gas industry through the use of our diversified fleet of vessels including the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities, towing drilling rigs and equipment and support for the construction, installation, repair and maintenance of offshore facilities.
          Vessels and Equipment
          Our marine support services are primarily provided through platform supply vessels, anchor handling, towing and supply vessels, supply vessels, crew boats and line handling vessels. These marine support vessels support the installation, repair and maintenance of offshore facilities, transport equipment, supplies and personnel to drilling rigs and to tow drilling rigs and equipment. Over 50% of our vessels are subject to term contracts with durations ranging from three months to three years.
          Areas of Operation
          We operate primarily in international markets, with operations in the North Sea, West Africa, Southeast Asia, Mexico, and Brazil, as well as, to a lesser extent, in the Gulf of Mexico. We continually evaluate our vessel composition and towing and supply activity level in each of these regions as well as other market areas for possible future strategic development. Below is a description of our operations by region:

          North Sea. The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany, Ireland and the area west of the Shetland Islands. The entire North Sea has strict vessel requirements which prevent many vessels from migrating to the area. Contracting in the region is generally for term work, often for multiple years. As of December 31, 2008, we had five PSVs and five AHTSs actively marketed in the North Sea. Independent oil companies, national oil companies, and major oil companies historically predominated drilling and production activities in the North Sea; however, over the past few years, an increasing number of new, smaller entrants have purchased existing properties from the traditional participants or acquired leases, leading to an increase in drilling and construction.
          West Africa. We operate from several ports in West Africa that are managed from our office in Lagos, Nigeria. In West Africa, we currently have vessels operating in Nigeria and Angola. Several operators have scheduled large scale offshore projects, and we believe that vessel demand in this market will continue to grow. As of December 31, 2008, we had one crew boat and 13 supply vessels actively marketed in West Africa. West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the prospects for large field discoveries in the region.
          Southeast Asia. In June 2006, we entered into an agreement with COSL to form EMSL. EMSL’s commercial office is located in Shanghai, China. EMSL provides marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects in China, Australia, and Southeast Asia. This region has experienced tremendous economic growth and in the long term is projected to continue to increase its energy consumption. We contributed 14 vessels to EMSL of which five were mobilized during 2007 with an additional five vessels in 2008. Two of the remaining four vessels are bareboat contracted to us in West Africa with plans to mobilize to Southeast Asia in 2009. The last two vessels are operated by us under a management agreement with EMSL. Expansion into this geographic region is an integral part of our continued international growth strategy.
          Mexico. We currently have operations from two ports in Mexico that are managed from our office in Ciudad del Carmen. This market is characterized primarily by term work. As of December 31, 2008, we had a total of nine actively marketed vessels in Mexico, including six supply vessels and two crew boats. As mentioned earlier, the Mexican constitution requires that Mexico operates all hydrocarbon resources in the country through Pemex. We principally serve the construction market and are seeking to increase our services directly to Pemex. We believe that vessel demand in this market will continue to grow.
          Brazil. Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. As of December 31, 2008, we had one line handler and one PSV actively marketed in Brazil. Both of these vessels are contracted to Petrobras.
          Gulf of Mexico. The Gulf of Mexico is one of the most actively drilled offshore basins in the world with approximately 4,000 production platforms. Shallow water drilling primarily targets natural gas and deepwater activity is split between natural gas and oil. The weather is generally benign and harsh environment capable equipment is unnecessary. As of December 31, 2008, we had 11 supply vessels actively marketed in the Gulf of Mexico. Independent oil companies have become the most active operators in the shallow water Gulf of Mexico. Independent and major international oil companies are more active in the deeper water regions. In general, drilling activity in the shallow water Gulf of Mexico has decreased in recent years as drilling rigs have moved to other markets.

          Competition
          The level of offshore oil and gas drilling, production and construction activity primarily determines the demand and competition for our marine support vessels. Such activity is typically influenced by exploration and development budgets of oil and gas companies, which in turn are influenced by oil and gas commodity prices. The number of drilling rigs in our market areas is a leading indicator of drilling activity. In addition, the overall age of vessels is a key consideration for our customers.
          Asia Pacific is a highly competitive region with many companies having a global presence. Tidewater, Bourbon, Farstad, Gulfmark and Seacor are the largest of the international competitors, however, the region is more dominated in terms of tonnage capacity by the regional players with growing fleets such as Bumi Armada, Pacific Richfield, Swire Pacific, CH Offshore/Scomi and PTSC to name a few. Countries such as Malaysia and Indonesia are implementing more stringent home flagging requirements on longer term (1 year or more) contracts. This creates an automatic competitive advantage in the marketplace for the smaller domestic operators as the oil and gas companies are compelled to select a home-flagged vessel over foreign flag if available.
          North and South America is also a highly competitive region with many companies having a global presence. In Brazil, European ship owners compete together with Tidewater, Seacor, Choest and Hornbeck foreign and Brazilian flag vessels with local navigation companies with Brazilian flag vessels like CBO to support Petrobras and other foreign oil companies in their offshore activities. Age and local content are critical factors. The same thing can be said for Mexico but with less activity for local companies in the high-end vessels. Age is becoming a critical competitive factor but price dominates. In the Gulf of Mexico, we currently compete with Tidewater, Hornbeck and many local small companies that own small fleets. We currently only service the shelf and not deep water programs.
          The North Sea region is also a very competitive market and this region has strict vessel requirements due to the harsh conditions which prevent many vessels from migrating to the area. Contracting in the region is generally for term work, often for multiple years. International competitors include Tidewater, Bourbon, Seacor, Maersk, Gulfmark along with regional competitors that include North Sea Norwegian — District Offshore, Aries Offshore, Eidesvik, Farstad Shipping, Havila Shipping, Island Offshore, Siem Offshore, Olympic Shipping, Volstad Maritime, Troms Offshore and Viking Supply Ships.
Our Fleet
          Our vessels are used to support the installation, repair and maintenance of offshore facilities, the deployment of underwater ROVs, sea floor cable laying and trenching services, to transport equipment, supplies and personnel to drilling rigs and to tow drilling rigs and equipment. As of December 31, 2008, our fleet, together with vessels held in joint ventures, consisted of 77 vessels, including seven subsea platform supply vessels, 10 multi-purpose service vessels, seven large capacity platform supply vessels, six large anchor handling, towing and supply vessels, 38 supply vessels, three crew boats, five subsea trenching and protection vessels, and one line handling (utility) vessel. Additionally, we have nine vessels on order for delivery in 2009, 2010 and 2011, including eight multi-purpose platform supply vessel (MPSVs), with estimated delivery schedules for the MPSVs as follows: four in 2009, two in 2010, and two in the first half of 2011.
          The principal types of vessels that we operate can be summarized as follows:
          Multi-Purpose Service Vessels. Multi-purpose service vessels, or MSVs, are vessels capable of providing a wide range of maintenance and supply functions in the subsea services business. These vessels offer sophisticated equipment (such as cranes, moonpools and helipads), and capabilities (such as dynamic positioning and firefighting), with built-in facilities that can accommodate ROVs and related launch and recovery systems. MSVs are designed to carry large equipment and accommodate a large number of personnel.
          Subsea Platform Supply Vessels. Subsea platform supply vessels, or SPSVs, are platform supply vessels that have been placed into subsea service (seismic or subsea). These vessels have capabilities similar to those of a typical platform supply vessel but may have additional capabilities such as helidecks and cranes. SPSVs have large open deck space enabling “bolt-on” applications for deck equipment placement and may be of North Sea or USG class vessel design.
          Trenching and Protection Support Vessels. These vessels have similar attributes to MPVs and are typically fitted with an A-frame or have a reinforced deck for applications; some of these vessels are also equipped to service the ploughing market. This segment’s fleet includes vessels with AHTS capabilities. Trenching and protection support vessels are capable of carrying out a wide range of subsea installation tasks, including:
•	the installation of flexible pipe, umbilicals, power and telecommunication cables;

•	the deployment of our jetting subsea assets for the trenching of umbilicals and flowlines; and

•	other undertakings, such as subsea lifts, ROV intervention and survey support.
          Certain of these new build vessels are state of the art installation and burial vessels designed for operation in severe weather conditions, demonstrating high station keeping maneuverability and minimizing environmental impact. These vessels operate as multi-role construction support due to their large deck space of 400 square feet with 150 ton active heave compensated cranes.
          Platform Supply Vessels. Platform supply vessels, or PSVs, are used primarily for certain international markets and deepwater operations. PSVs serve drilling and production facilities and support offshore construction, repair, maintenance and subsea work. PSVs are differentiated from other offshore support vessels by their larger deck space and cargo handling capabilities. Utilizing space on and below-deck, PSVs are used to transport supplies such as fuel, water, drilling products, equipment and provisions. Our PSVs range in size from 190 feet to nearly 300 feet in length and are particularly suited for supporting large concentrations of offshore production locations because of their large deck space and below-deck capacities.
          Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, or AHTSs, are primarily used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. In addition to these capabilities, AHTSs can be used for supply, oil spill recovery efforts, and tanker lifting and floating production, storage and offloading support roles. AHTSs are characterized by large horsepower vessel engines (generally averaging between 8,000-18,000 horsepower), shorter afterdecks, and specialized equipment such as towing winches.
          Supply Vessels. Supply vessels, or OSVs, generally are at least 165 feet in length and are designed primarily to serve drilling and production facilities and support offshore construction, repair and maintenance efforts. Supply vessels are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe, other drilling equipment, or drummed materials, supply vessels transport liquid and dry bulk drilling products, potable and drill water, and diesel fuel.
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

          The following table sets forth information regarding the vessels operated by us and vessels on order as of December 31, 2008:

	Number of
Type of Vessel	Vessels	Length	Horsepower

Existing Fleet:
MSVs	10	200’ —426’	4,788—17,795
SPSVs	7	200’ —304’	3,000— 10,800
PSVs	7	190’ —280’	4,050—10,800
AHTSs	6	212’ —261’	11,140—15,612
OSVs	38	166’ —230’	2,000— 6,140
Crew/Line Handling Vessels	4	110’ —155’	1,200—6,750
Subsea Trenching and Protection Vessels	5	295’ —351’	10,440—23,480
On Order:
MPSVs	8	241’	6,222
Subsea Trenching and Protection Vessels	1	400’	16,320
          As of December 31, 2008, the average age of our subsea fleet of vessels was 6 years and the average age of our overall fleet was 16 years. Generally, a vessel’s age is determined based on the date of construction. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel; we calculate the vessel’s age based on either the construction date or the refurbishment date.
          Vessel Maintenance. We incur routine drydock inspection, maintenance and repair costs under U.S. Coast Guard regulations and to maintain American Bureau of Shipping, Det Norske Veritas, or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels. Under our maintenance program, we are able to schedule maintenance more effectively through a proactive maintenance strategy instead of following a maintenance schedule dictated by regulatory compliance. In connection with this program, we have also established a centralized global drydocking group and a global procurement department that are highly responsive to the maintenance needs of our increasingly international fleet of vessels. Our centralized procurement department was developed in light of our rapid growth in international markets and increasing vessel operating expenses, which required a sustainable cost reduction program that enables economies of scale, more effective cost management and process visibility across all regions.
          We expect that these additions will provide us with better control over processes and procedures that are implemented during each drydocking period and stronger controls over maintenance budgets that will ultimately reduce the amount of time for each vessel’s drydocking.
          We incurred approximately $17.6 million, $16.9 million, and $20.4 million in drydocking and marine inspection costs in the years ended December 31, 2008, 2007 and 2006, respectively, which we expense as incurred.
          Non-regulatory drydocking expenditures that are considered major modifications, such as lengthening a vessel, installing new equipment or technology and performing other procedures which extend the useful life of the marine vessel, are capitalized and depreciated over the estimated useful life. All other non-regulatory drydocking expenditures and marine inspection costs are expensed in the period in which they are incurred.
          Dispositions of assets. Consistent with our strategy to further streamline our operations and to focus on core assets, we initiated a strategy in 2006 to dispose of our older, less utilized marine assets. This process resulted in the sale of four vessels in 2008, three vessels in 2007 and four vessels in 2006.
Customers and Charter Terms
          Our principal customers in the North Sea, Mexico, Brazil and China are major integrated oil companies and large independent oil and gas companies as well as foreign government owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in these areas include periods ranging from spot contracts of just a few days or months to long-term contracts of several years.
          Most of our charters in the Gulf of Mexico are short-term contracts (60 to 90 days) or spot contracts (less than 30 days) and are cancelable upon short notice. Because of frequent renewals, the stated duration of charters frequently has little relation to the actual time vessels are chartered to a particular customer. In addition, some of our long-term contracts contain early termination options in favor of our customers (see Risk Factors).
          As of December 31, 2008, approximately 53% of our actively marketed fleet was committed under term contracts of various lengths. Some contracts contain options, at the customer’s sole discretion, to extend the contract for a specified length of time at a specified rate, while other contracts do not contain such option periods.
          The table below shows our contract coverage if none of the option periods are ratified by our customers (without options) and if all of the option periods are ratified by our customers (with options). A summary of the average terms and day rates of those contracts is as follows:

	Year Ending		Year Ending
	December 31, 2009		December 31, 2010
	% of Total		% of Total
	Days Under	Average	Days Under	Average
Type of Vessel	Contract	Day Rate	Contract	Day Rate

	Without Options

AHTSs (6 vessels) (1)	32%	$12,626	17%	$17,515
PSVs (7 vessels)	55%	14,910	32%	15,364
OSVs (38 vessels) (2)	23%	11,523	4%	13,972
Crew/Line Handling Boats (4 active)	60%	6,199	27%	6,250
MSVs (10 vessels) (3)	52%	70,715	38%	72,429
SPSVs (7 vessels)	30%	20,697	29%	20,196
Subsea Trenching and Protection (5 vessels)	13%	71,274	0%	N/A

	With Options

AHTSs (6 vessels)	35%	$13,281	33%	$12,239
PSVs (7 vessels)	71%	16,187	58%	16,398
OSVs (38 vessels)	23%	11,397	9%	14,000
Crew/Line Handling Boats (4 active)	60%	6,199	27%	6,250
MSVs (10 vessels)	55%	69,757	50%	71,543
SPSVs (7 vessels)	44%	26,996	43%	27,131
Subsea Trenching and Protection (5 vessels)	13%	71,274	0%	N/A

(1)	The day rate for the AHTS class includes one vessel operating under a bareboat charter.

(2)	In 2007, five of our supply vessels entered into bareboat contracts which decreased average supply vessel day rates. Including the five vessels under bareboat agreements, our average day rates for vessels without options would be $6,882 and $3,324 for the years ended December 31, 2009 and 2010 respectively; our average day rates for vessels with options would be $6,872 and $5,618 for the years ended December 31, 2009 and 2010, respectively.

(3)	We have executed a long-term contract (one bareboat) for one of the MPSVs that is currently under construction and is expected to be delivered in the fourth quarter of 2009, subject to potential delays that may occur.
          Due to changes in market conditions since the commencement of the contracts, average contracted day rates could be more or less favorable than market rates at any one point in time.
          Charters are obtained through competitive bidding or, with certain customers, through negotiation. The percentage of revenues attributable to an individual customer varies from time to time, depending on the level of exploration and development activities undertaken by a particular customer, the availability and suitability of our vessels for the customer’s projects, and other factors, many of which are beyond our control. Two of our customers,

Grupo Diavaz and StatoilHydro, each represented more than 10% of our consolidated revenues during 2008 and there were no customers that represented 10% of our consolidated revenues in 2007 or 2006.
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
          As we operate vessels in U.S. coastwise trade, we are also subject to the Shipping Act, 1916, as amended (“1916 Act”), and the Merchant Marine Act, 1920, as amended (“1920 Act,” or “Jones Act” and, together with the 1916 Act and implementing of U.S. Government regulations, (“Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the U.S. coastwise trade be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). Should the Company fail to comply with the U.S. citizenship requirements of the Shipping Acts, it would be prohibited from operating its vessels in the U.S. coastwise trade during the period of such non-compliance, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwide trading rights for our U.S.-flag vessels, fines or forfeiture of the vessels.
          Because of our interests outside the United States, we must comply with United States laws and other foreign jurisdiction laws related to pursuing, owing, and exploiting foreign investments, agreements and other relationships. We are subject to all such laws, including, but not limited to, the Foreign Corrupt Practices Act of 1977, or the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from acts committed by our employees or agents.
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
Insurance
          The operation of our vessels is subject to various risks representing threats to the safety of our crews and to the safety of our vessels and cargo. We maintain insurance coverage against risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, crew negligence, collision and navigation errors, all of which our management considers to be customary in the industry. In addition, we maintain insurance coverage against personal injuries to our crew and third parties, as well as insurance coverage against pollution and terrorist acts. We believe that our insurance coverage is adequate and we have not experienced a loss in excess of our policy limits. However, there can be no assurance that we will be able to maintain adequate insurance at rates that we consider commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise. Due to favorable loss history, and our decision to elect higher retentions on certain policies, we are enjoying lower overall premiums and greater flexibility in managing our claims.
Employees
          As of December 31, 2008, we had 2,022 employees worldwide, including 1,571 operating personnel and 451 divisional area, corporate, administrative, technical, sales and management personnel. To date, no strikes, work stoppages, boycotts, or slowdowns have interrupted our operations.
          None of our U.S. employees are represented by labor unions nor are they employed pursuant to collective bargaining agreements or similar arrangements.
          Our Norwegian and United Kingdom seamen work under union contracts and our seamen in Brazil are covered by separate collective bargaining agreements. We believe our relationship with our employees is satisfactory.
Available Information
          Our principal executive offices are located at 10001 Woodloch Forest Drive, Suite 610, The Woodlands, Texas 77380. We file annual, quarterly and current reports and other information electronically with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.
          Our website address is www.tricomarine.com where all of our public filings are available, free of charge, through website linkage to the SEC. We make available free of charge, on or through the Investor Relations section of our Internet website, access to our filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC. Our website provides a hyperlink to a third party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website, or any other website, is not, and shall not be deemed to be, part of or incorporated into this Annual Report on Form 10-K.

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
Risks Relating to our Businesses
          Our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling and subsea construction activity. If we are unable to stabilize our cash flow during depressed markets, we may not be able to meet our obligations under our current or any future debt obligations, and we may not be able to secure financing or have sufficient capital to support our operations, which may materially adversely affect our financial position, results of operations and cash flows.
          In depressed markets, our ability to pay debt service and other contractual obligations will depend on improving our future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty providing for debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, refinancing or reorganizing our debt or other obligations and seeking additional equity capital, or any combination of the above. Reducing or delaying capital expenditures or selling assets would delay or reduce future cash flows. We may not be able to take any of these actions on satisfactory terms, or at all.
          The failure to successfully complete construction or conversion of our vessels on schedule, on budget, or at all, or to successfully utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial position, results of operations and cash flows.
          We have eight MPSVs and one subsea trenching and protection vessel currently under construction. Our fleet upgrade program may result in additional vessel construction projects and/or the conversion or retrofitting of some of our existing vessels. Our construction and conversion projects may be delayed, incur cost overruns or fail to be completed as a result of factors inherent in any large construction project, including shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor.
          Failure to complete construction or conversion of vessels would, and significant delays in completing construction or conversion of vessels could, have an adverse effect on anticipated contract commitments or anticipated revenues with respect to such vessels. Continued delays with respect to the MPSVs under construction could result in financial penalties on us if those vessels are not timely delivered for operation.
          Further, shortages of raw materials and components resulting in significant cost overruns or delays for vessels under construction, conversion, or retrofit could adversely affect our financial position, results of operations and cash flows if such overruns or delays exceed the liquidated damages provisions in our contracts or any vessel delivery insurance we may have. In addition, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have an adverse effect on our revenues and profitability.
          Our failure to retain key employees and attract additional qualified personnel for our operations could prevent us from implementing our business strategy or operating our business effectively.
          We have limited experience in the subsea services market. We depend on the technical and other experience of management and employees in our Subsea Services and Subsea Trenching and Protection business segments to fully implement our strategy. Although we have employment agreements in place with certain of our current executive officers, we may not be able to retain the services of these individuals and the loss of their services, in the absence of adequate replacements, would harm our ability to implement our business strategy and operate our business effectively.

          In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management, engineers and other technical employees. If we are unable to attract and retain additional necessary personnel, our growth plans could be delayed or hindered. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could prevent us from executing our planned growth strategy.
          Increased competitive forces in the subsea services and subsea trenching and protection services markets could adversely affect our business.
          The markets for subsea services and subsea trenching and protection services are highly competitive. While price is a factor, the ability to acquire specialized vessels and equipment, to attract and retain skilled personnel, and to demonstrate a good safety record are also important. Several of our competitors in both the subsea services and subsea trenching and protection services market are substantially larger and have greater financial and other resources than we have. We believe that other vessel owners are beginning to offer subsea services and subsea trenching and protection services to their customers. If other companies acquire vessels or equipment, or begin to offer integrated subsea services to customers, levels of competition may increase and our business could be adversely affected.
          Time chartering of our subsea services and subsea trenching and protection vessels require us to make payments absent revenue generation which could adversely affect our operations.
          Many of our subsea services and subsea trenching and protection vessels are under time charter contracts. Should we not have work for such vessels, we are still required to make time charter payments and such payments absent revenue generation could have an adverse affect on our financial position, results of operations and cash flows.
          Our fleet includes many older vessels that may require increased levels of maintenance and capital expenditures to be maintained in good operating condition, are less efficient than newer vessels, and may be subject to a higher likelihood of mechanical failure, an inability to economically return to service or requirement to be scrapped. If we are unable to continue to upgrade our fleet successfully, our financial position, results of operations and cash flows could be materially adversely affected.
          As of December 31, 2008, the average age of our towing and supply vessels was 16 years. The average age of many of our competitors’ fleets is substantially younger than ours. Our older fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition and as a consequence may be subject to longer or more frequent periods of unavailability. Prolonged periods of unavailability of one or more of our older vessels could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we expect that our fleet is less fuel efficient than our competitors’ newer fleets, putting us at a competitive disadvantage because our customers are responsible for the fuel costs they incur. Our ability to continue to upgrade our fleet depends on our ability to commission the construction of new vessels as well as the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. If we cannot purchase or construct new vessels (including existing contracts for vessels under construction), then our customers may hire our competitors’ vessels, and our financial position, results of operations and cash flows could be materially adversely affected.
          Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
          Charter rates for marine support vessels in our market areas depend on the supply of and demand for vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. There are a large number of vessels currently under construction and our competitors have recently placed a large number of orders for new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel construction, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. A remobilization to the Gulf of Mexico of U.S.-flagged offshore supply vessels operating in other regions or a repeal or significant modification of the Merchant Marine Act of 1920, as amended, or the Jones Act, or the administrative erosion of its benefits, permitting offshore supply vessels that are either foreign-flagged, foreign-built, foreign-owned, or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in the law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our financial position, results of operations and cash flows.
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
          On December 31, 2008, approximately 39.3% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom or Brazil. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.
          The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.
          During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $7.8 million in 2008. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.
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
          Our business plan involves establishing joint ventures with partners in targeted foreign markets. As a U.S. corporation doing business in international jurisdictions, we are subject to the Foreign Corrupt Practices Act, or FCPA. Our business may suffer because our efforts to comply with U.S. laws could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law and a determination that we violated the FCPA, including actions taken by our foreign agents or joint venture partners, may adversely affect our business and operations.
          As a U.S. corporation, we are subject to the anti-bribery restrictions of the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States law and regulations prohibit us from using.
          In order to effectively compete in foreign jurisdictions, such as Nigeria and Mexico, we utilize local agents and seek to establish joint ventures with local operator or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners are not subject to the FCPA, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
          Our operations, particularly in the North Sea, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers. Two of our customers, Grupo Diavaz and StatoilHydro, each represented more than 10% of our consolidated revenues during 2008. Our results of operations could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts, or refuses to award new contracts to us.

          The early termination of contracts on our vessels could have an adverse effect on our operations.
          Some long-term contracts for our vessels contain early termination options in favor of the customer. While some of these contracts have early termination penalties or other provisions designed to discourage the customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such penalties. Additionally, customers without contractual termination rights may choose to terminate their contacts despite the threat of litigation from us. Until replacement of such business with other customers, any termination of long-term contracts could temporarily disrupt our business or otherwise adversely affect our financial position, results of operations and cash flows. We might not be able to replace such business on economically equivalent terms.
          We are exposed to the credit risks of our key customers and certain other third parties, and nonpayment by our customers could adversely affect our financial position, results of operations and cash flows.
          We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers and certain other third parties or the failure by the shipyard to build or timely deliver the MPSVs currently on order, could adversely affect our financial position, results of operations and cash flows, which in turn could reduce our ability to pay interest on, or the principal of, our credit facilities. If any of our key customers defaults on its obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.
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
          The cost and availability of drydock services may impede our ability to return vessels to the market in a timely manner.
          From time to time our vessels undergo routine drydock inspection, maintenance and repair as required under U.S. Coast Guard regulations and in order to maintain American Bureau of Shipping, Det Norske Veritas or vessel certifications for our vessels. If the cost to drydock, repair, or maintain our vessels should continue to increase, or if the availability of shipyards to perform such services should decline, then our ability to return vessels to work at sustained day rates, or at all, could be materially affected, and our financial position, results of operations and cash flows may be adversely impacted.
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
          We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial position, results of operations and cash flows.
Risks Relating to our Capital Structure
          We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
          Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. The re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding on acceptable terms, if at all. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers
          If our business does not generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs, then, as a consequence of these changes in the credit markets, we cannot assure you that future borrowings will be available to us under our credit facilities in sufficient amounts, either because our lending counterparties may be unwilling or unable to meet their funding obligations or because our borrowing base may decrease as a result of lower asset valuations, operating difficulties, lending requirements or regulations, or for any other reason. Moreover, even if lenders and institutional investors are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing we incur on any of our floating rate debt. Finally, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that our business, liquidity, financial condition, or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.
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
          We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, to comply with debt covenants and to make payments on our indebtedness.
          We are highly leveraged. As of December 31, 2008, our total indebtedness was $805.9 million, which represents approximately 84.9% of our capitalization. Our interest expense in 2008 was $31.9 million. Our substantial level of indebtedness may adversely affect our flexibility in responding to adverse changes in economic, business or market conditions, which could have a material adverse effect on our results of operations.
          Our high degree of leverage may have important consequences to you, including the following:
•	we may have difficulty satisfying our obligations under our senior credit facilities or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.
          In the past two years, we have amended several of our credit facilities and received waivers prior to the completion of some of the amendments in order to comply with the covenants contained in our credit facilities. Due to the goodwill and intangible impairment taken at December 31, 2008, the Company received waivers and amendments related to its minimum net worth requirement as of December 31, 2008 and amended certain credit facilities on a go forward basis to exclude the effect of this impairment. Please see “Item 9B. Other Information.” Continued compliance with our debt covenants are dependent upon us obtaining a minimum level of EBITDA and liquidity in 2009. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants. If a violation were to occur, there are no assurances that we could obtain waivers or amendments to these covenants. Failure to obtain the necessary waivers or amendments would result in all or a portion of our debt becoming immediately due and payable.
          Holders of our 6.5% Debentures have the right to convert their debentures into our common stock and receive a make whole interest payment from us at any time. In December 2008, two holders of our 6.5% Debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. Subsequent to the end of 2008, seven holders of our 6.5% Debentures converted $13.1 million principal amount of the debentures, collectively, for a combination of $3.7 million in cash related to the interest make-whole provision and 324,690 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. As of the date hereof, there are approximately $264.9 million principal amount of the 6.5% Debentures outstanding. Should the remaining holders of such debentures convert, we would be required to pay approximately $75 million (as of March 11, 2009) in cash related to the interest make-whole provision and issue approximately 6.6 million shares of our common stock based on the initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures.

Such conversions could significantly impact our liquidity and we may not have sufficient funds to make the required cash payments should a majority of the remaining holders convert.
          We have entered into a definitive term sheet, subject to final documentation, with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010, eliminate the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, and increase certain fees and margins. When the maturities of these debt agreements are amended in accordance with the term sheet, any amounts outstanding under the agreements will become due on January 1, 2010. The total amount outstanding under these facilities as of December 31, 2008 was $96.4 million. Due to the goodwill and intangible impairment taken at December 31, 2008, the Company received waivers and amendments related to its minimum net worth requirement as of December 31, 2008 and amended certain credit facilities on a go forward basis to exclude the effect of this impairment. Please see “Item 9B. Other Information.” Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders, which is outside the control of the Company. Additionally, certain of the Company’s debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under other of the Company’s debt agreements.
          Our failure to convert or pay the make whole interest payment under the terms of the debentures or to pay amounts outstanding under our debt agreements when due would constitute events of default under the terms of the debt, which in turn, could constitute an event of default under all of our outstanding debt agreements.
          For a complete description of our indebtedness, please read Note 5 to our Consolidated Financial Statements included herein in Item 8.
          Our business segments have been capitalized and are financed on a stand-alone basis, which may hinder efficient utilization of available financial resources.
          In general, we operate through five primary geographic regions, the North Sea, Latin America (including Mexico and Brazil), the Pacific Rim (including Australia), the U.S., and West Africa. These geographic regions have been capitalized and are financed on a stand-alone basis. U.S. and Norwegian tax laws preclude us, to some extent, from effectively transferring the financial resources from one geographic region for the benefit of the other. Additionally, there are obstacles that we must overcome to achieve a funds transfer from our Norwegian subsidiaries in a tax-efficient manner, and there can be no assurance as to the success of such efforts.
          We may not be able to repatriate funds from Norway to the U.S., which could negatively impact our operational flexibility.
          Our Norwegian subsidiaries generated the majority of our profits and our cash flow from operations during 2008 and prior periods, and from time to time we generate substantial liquidity from these subsidiaries. Our ability to repatriate funds depends on a number of factors, including:
•	the availability of cash at our Norwegian subsidiaries, or availability under our existing credit facilities ($37 million) at December 31, 2008;

•	our ability to comply with the funded debt to operating income plus depreciation and amortization covenant ratios in our Norwegian subsidiaries’ NOK Revolver following completion of the repatriation; and

•	our Norwegian subsidiaries having sufficient distributable equity to support the repatriation.
          If we are not able to repatriate funds from our Norwegian subsidiaries, then our U.S. cash and liquidity position could be materially and adversely affected.
          Our ability to utilize certain net operating loss carryforwards or foreign tax credits may be limited by certain events which could have an adverse impact on our financial condition.
          At December 31, 2008, we had estimated net operating loss carryforwards (“NOLs”) of $69.8 million for federal income tax purposes that are set to expire beginning in 2023 through 2028. Any future change in our ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we cannot utilize these NOLs, then our liquidity position could be materially and adversely affected.
          We may face material tax consequences or assessments in countries in which we operate. If we are required to pay material tax assessments, our financial position, results of operations and cash flows may be materially adversely affected.
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
          During the past three years, our Brazilian subsidiary received non-income related tax assessments from Brazilian state tax authorities totaling approximately 31.6 million Brazilian Reais ($13.6 million at December 31, 2008) in the aggregate and may receive additional assessments in the future. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable as transportation services. If the courts in these jurisdictions uphold the assessments, it would have a material adverse effect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly, have not accrued for these assessments or any potential interest charges for the potential liabilities.
          Currency fluctuations and economic and political developments could adversely affect our financial position, results of operations and cash flows.
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
          We are also exposed to risks involving political and economic developments, royalty and tax increases, changes in laws or policies affecting our operating activities, and changes in the policies of the United States affecting trade, taxation, and investment in other countries.
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
          Our certificate of incorporation provides that no shares held by or for the benefit of persons who are non-U.S. citizens that are determined, collectively with all other shares so held, to be in excess of 24.99% of our outstanding capital stock (or any class thereof) are entitled to vote or to receive or accrue rights to any dividends or other distributions of assets paid or payable to the other holders of our capital stock. Those shares determined to be in excess of 24.99% shall be the shares determined by our board of directors to have become so owned most recently. In addition, our certificate of incorporation provides that, at the option of our board, we may redeem such excess shares for cash or for promissory notes with maturities not to exceed ten years and bearing interest at the then-applicable rate for U.S. treasury instruments of the same tenor. U.S. law currently requires that no more than 25% of our capital stock (or of any other provider of domestic maritime support vessels) may be owned directly or indirectly by persons who are non-U.S. citizens. Similarly, the limitations on voting power of the corporation also limit the percentage of non-U.S. citizens that may serve on our Board of Directors. Currently, our charter limits the number of non-U.S. citizen directors to no more than a minority of the quorum. Should that number increase such that the number of non-U.S. citizen directors would have more than 25% of the voting power of the corporation, we could lose our ability to engage in coastwise trade. If this charter provision is ineffective, then ownership of 25% or more of our capital stock by non-U.S. citizens could result in the loss of our ability to engage in coastwise trade, which would negatively affect our towing and supply business, and possibly result in the imposition of fines and other penalties. As of December 31, 2008, we estimate that approximately 23.6% of our capital stock was held by non-U.S. citizens.
          Our charter and bylaws may discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.
          Our certificate of incorporation and bylaws contain provisions dividing our board of directors into classes of directors, granting our board of directors the ability to designate the terms of and issue new series of preferred stock, requiring advance notice for nominations for election to our board of directors and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions may have the effect of deterring hostile takeovers and preventing you from getting a premium for your shares that would have otherwise been offered or delaying, deferring or preventing a change in control.
          Provisions of our debentures could discourage an acquisition of us by a third party.
          Certain provisions of our 6.5% Debentures and 3.0% Debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our debentures will have the right, at their option, to require us to repurchase all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required either to pay an interest make-whole payment or to issue additional shares upon conversion, or to provide for conversion into the acquirer’s capital stock in the event that a holder converts his debentures prior to and in connection with certain fundamental changes, which may have the effect of making an acquisition of us less attractive.
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
          Pursuant to the terms of the registration rights agreement that we entered into with the purchasers of the debentures, we registered for resale 7,422,069 shares of common stock which are issuable, in certain circumstances (and assuming conversion at the initial conversion rate), to such purchasers upon conversion of the debentures. The debentures are convertible into, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock. In addition, pursuant to the terms of the registration rights agreement that we entered into with West Supply IV, we registered 1,352,558 shares of our common stock issuable, in certain circumstances, to West Supply IV upon the exercise of the phantom stock units for resale on certain registration statements that the Company may file (including the registration statement to register the shares underlying the debentures). A substantial number of shares of our common stock is now eligible for public sale upon conversion of the debentures and exercise of the phantom stock units. If a significant portion of these shares were to be offered for sale at any given time, the public market for our common stock and the value of our common stock owned by our stockholders could be adversely affected.
          You will experience substantial dilution if the 6.5% Debentures are converted and the phantom stock units are exercised for shares of our common stock.
          The 6.5% Debentures issued in connection with the acquisition of DeepOcean and CTC Marine are convertible into, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock, at an initial conversion rate of 24.74023 shares per $1,000 principal amount of debentures, subject to adjustment. If converted, the holders will receive, at our election, cash, shares or a combination thereof. In addition, the phantom stock units issued to West Supply IV and certain members of DeepOcean management represent the right to receive an aggregate of up to 1,581,902 shares of our common stock. If shares of our common stock are issued upon conversion of the debentures and phantom stock units are exercised the result would be a substantial dilution to our existing stockholders of both their ownership percentages and voting power.
          We may be required to repurchase our debentures for cash upon specified events, which include a fundamental change, or pay cash upon conversion of our debentures.
          Holders have the right to require us to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. In addition, holders of the debentures may require us to purchase all or a portion of their debentures upon the occurrence of a fundamental change prior to maturity. In addition, upon conversion of the debentures, under certain circumstances holders may receive a cash payment. Any of our future debt agreements may contain a similar provision. Such conversions could significantly impact liquidity, and we may not have sufficient funds to make the required repurchase in cash or cash payments at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the debentures in cash or to pay cash upon conversion of the debentures may be limited by law or the terms of other agreements relating to our debt outstanding at the time restricting our ability to purchase the debentures for cash or pay cash upon conversion of your debentures. If we fail to repurchase the debentures in cash or pay cash upon conversion of our debentures under circumstances where such payment would be required by the indenture governing the debentures, it would constitute an event of default under the indenture governing the debentures, which, in turn, could constitute an event of default under the agreements relating to our debt outstanding at such time.
          Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders, which is outside the control of the Company. Additionally, certain of the Company’s debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under other of the Company’s debt agreements. Under cross-default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements). A similar default will occur under three of our credit facilities if an event of default occurs under any of our other indebtedness in a principal amount above $10 million. A default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable and, in such an event, we might not be able to obtain alternative financing to satisfy all of our outstanding obligations simultaneously or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us. Such cross-defaults could have a material adverse effect on our business, financial position, results of operations and cash flows, prospects and ability to satisfy our obligations under our credit facilities. For additional information about our debt facilities and cross-default provisions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Related to Our Industry
          Changes in the level of exploration and production expenditures, in oil and gas prices or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
          Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa, Mexico, Brazil, the Mediterranean and Southeast Asia. Because our revenues are generated primarily from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry (including the impact of hurricanes). Changes in the level of exploration and production expenditures, in oil and gas prices, or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
          Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. Depending on when we enter into long-term contracts, and their duration, the positive impact on us of an increase in day rates could be mitigated or delayed, and the negative impact on us of a decrease in day rates could be exacerbated or prolonged. This is particularly relevant to the North Sea market, where contracts tend to be longer in duration. A decrease in activity in the Gulf of Mexico and other areas in which we operate could adversely affect the demand for our marine support services and may reduce our revenues and negatively impact our cash flows. A decline in demand for our services could also prevent us from securing long-term contracts for the vessels we have on order. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our services or vessels.
          If our competitors are able to supply services to our customers at a lower price, then we may have to reduce our day rates, which would reduce our revenues.
          Certain of our competitors have significantly greater financial resources and more experience operating in international areas than we have. Competition in the subsea and marine support services businesses primarily involves factors such as:
•	price, service, safety record and reputation of vessel operators and crews;

•	fuel efficiency of vessels; and

•	quality and availability of equipment and vessels of the type, capability and size required by the customer.
          Any reduction in rates offered by our competitors or growing disparity in fuel efficiency between our fleet and those of our competitors may cause us to reduce our rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations and cash flows.
          The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial position, results of operations and cash flows.
          During recent months, there has been substantial volatility and losses in worldwide equity markets that could lead to an extended worldwide economic recession. Due to this economic condition, there has been a reduction in demand for energy products that has resulted in declines in oil and gas prices, which is a significant part of most of our customers’ business. In addition, due to the substantial uncertainty in the global economy, there has been deterioration in the credit and capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in day rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.
          Due to these factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          Our principal executives operate from our leased headquarters office in The Woodlands, Texas.
          Our Subsea Services segment is supported from offices in Haugesund, Norway. Our Subsea Trenching and Protection segment is supported from offices in Darlington in the United Kingdom. These segments support their overseas operations through leased facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad del Carmen in Mexico, Perth, Australia and Singapore.
          Our North Sea towing and supply operations are supported from leased offices in Aberdeen, Scotland. We lease offices in Lagos, Nigeria that serve as our West Africa regional office supporting all corporate functions with technical support bases in Port Harcourt, Nigeria and Calabar, Nigeria. We also have leased sales and operational offices in Ciudad del Carmen, Mexico. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil. The Southeast Asia operations are supported by our leased offices in Hong Kong and Shanghai, China.
          We support our Gulf of Mexico operations from leased office and warehouse space in St. Rose, Louisiana. Our Gulf of Mexico operations were previously conducted from an owned 62.5-acre docking, maintenance and office facility in Houma, Louisiana located on the Intracoastal Waterway. The Company sold the Houma facility in February 2008 for proceeds of $4.6 million.
Item 3. Legal Proceedings
          In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally certain claims would be covered under our insurance policies. Our management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of our insurance coverage. At December 31, 2008 and 2007, we accrued for liabilities in the amount of approximately $2.3 million and $2.5 million, respectively, based upon the gross amount that we believe we may be responsible for paying in connection with these matters. The amounts we will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
          Our stock trades through the NASDAQ Global Select Market System under the symbol “TRMA.” The following table sets forth the high and low sales prices per share of our common stock for each quarter of the last two years.

	Sales Price Per Share
	High	Low
2008
First Quarter	$42.50	$30.37
Second Quarter	43.42	32.36
Third Quarter	36.66	14.36
Fourth Quarter	17.07	3.22

2007
First Quarter	$39.23	$29.56
Second Quarter	43.41	37.02
Third Quarter	42.37	29.04
Fourth Quarter	40.34	29.65
          As of March 6, 2009, there were 15,954,733 shares of the Company’s common stock outstanding held by 42 shareholders of record. The closing price per share of common stock on December 31, 2008, the last trading day of our fiscal year, was $4.47.
          We have not paid any cash dividends on our common stock during the past two years and have no immediate plans to pay dividends in the future. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, our ability to pay cash dividends on our common stock is also dependent upon the ability of our subsidiaries to pay cash dividends or to otherwise distribute or advance funds to us. See Note 5 to our consolidated financial statements included in Item 8 herein for a description of our indebtedness.
Issuer Repurchases of Equity Securities
          In July 2007, our board of directors authorized the repurchase of up to $100.0 million of our common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). We did not acquire any shares of our common stock under the Repurchase Program during 2008. We have $82.4 million or remaining capacity under the Repurchase Program.
          All of the shares repurchased in the Repurchase Program are held as treasury stock. We record treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
          The graph below compares the cumulative 45 month total return of holders of Trico Marine Services, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/22/2005 to 12/31/2008. The information in the graph that follows is not “soliciting material” nor is it being “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

          The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

	Successor Company				Predecessor Company (1)
				Period from	Period from
				March 15,	January 1,	Year
				2005 through	2005 through	Ended
(Dollars in thousands, except per	Years Ended December 31,			December 31,	March 14,	December 31,
share amounts)	2008(2)	2007	2006	2005	2005	2004
Statement of Operations Data:
Revenues	$556,131	$256,108	$248,717	$152,399	$29,866	$112,510
Impairments	172,840 (3)	—	—	—	—	—
Operating Income (Loss)	(127,545)	66,630	88,390	41,816	879	(48,719)
Reorganization Costs	—	—	—	—	(6,659)	(8,617)
Fresh-Start Adjustments	—	—	—	—	(219,008)	—
Interest Expense	(31,943)	(3,258)	(1,286)	(6,430)	(1,940)	(33,405)
Interest Income	9,875	14,132	4,198	615	—	423
Unrealized Gain on Mark-to-Market of Embedded Derivative	52,653 (4)	—	—	—	—	—
Gain on Conversion of Debt	9,008 (5)	—	—	—	—	—
Net Income (Loss)	(111,163)	62,931	58,724	20,100	(61,361)	(95,952)
Adjusted EBITDA (6)	107,541	90,577	112,336	53,806	9,648	14,983
Earnings (Loss) per Common Share:
Basic	$(7.54)	$4.32	$4.01	$1.78	$(1.66)	$(2.60)
Diluted	(7.54)	4.16	3.86	1.74	(1.66)	(2.60)
Balance Sheet Data:
Working Capital Excess (Deficit)	$11,680	$140,004	$151,068	$46,259	NA	$(26,660)
Property and Equipment, Net	803,167	473,614	231,848	225,646	NA	459,211
Total Assets	1,202,576	681,774	435,322	344,222	NA	550,755
Total Debt	805,930	160,545	9,863	46,538	NA	147,131
Liabilities (subject to compromise)	—	—	—	—	NA	275,179
Stockholders’ Equity	142,984	390,222	312,338	222,432	NA	63,841
Cash Flows Data:
Cash Flows From Operations	$79,176	$112,476	$101,731	$27,174	$9,168	$(14,761)
Cash Flows From Investing	(592,115)	(235,269)	(23,227)	4,292	(650)	(5,144)
Cash Flows From Financing	502,596	130,361	(16,261)	1,299	(2,596)	7,048
Effect of Exchange Rates on Cash	(26,507)	9,722	712	(701)	62	135
Net Increase (Decrease) in Cash	(36,850)	17,290	62,955	32,064	5,984	(12,722)

(1)	We exited bankruptcy protection on March 15, 2005. In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, Business Combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

(2)	We acquired DeepOcean and CTC Marine on May 15, 2008. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview” for the contributions of DeepOcean and CTC Marine to our results for 2008, and Note 4 in our accompanying consolidated financial statements for pro forma results from this acquisition.

(3)	Includes impairment of goodwill of $169.7 million and tradenames of $3.1 million based on our annual impairment analysis under SFAS 142.

(4)	We have an embedded derivative within our 6.5% Debentures that requires bifurcation and valuation under SFAS No. 133. The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates, and the time value of options. The calculation of the fair value of the derivative requires the use of a Monte Carlo simulation lattice option-pricing model. On December 31, 2008, the estimated fair value of the derivative was $1.1 million resulting in a $52.7 million unrealized gain for the year ended December 31, 2008. For additional information regarding our embedded derivative see Note 5 and “Liquidity and Capital Resources — Debt — 6.5% Debentures” below.

(5)	In December 2008, two holders of our 6.5% debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of our common stock based on the initial conversion rate of 24.74023 shares for each $1,000 in principal amount of debentures. We recognized a gain on conversion of $9.0 million.

(6)	See calculation of Adjusted EBITDA in the table included in “Non-GAAP Financial Measures”.

Non-GAAP Financial Measures
          A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income or loss) before depreciation and amortization, amortization of non-cash deferred revenue, interest income, interest expense, net of amounts capitalized, unrealized gain on mark-to-market of embedded derivative, gain on conversion of debt, other expense, net, stock-based compensation, gain (loss) on sale of assets, impairment of long-lived assets, income tax expense (benefit) and minority interest in income (loss) of consolidated subsidiary.
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
          Adjusted EBITDA is widely used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our ability to service debt, pay taxes and fund various capital expenditures. We also believe the disclosure of adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity.
          The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Successor Company				Predecessor Company
				Period from	Period from
				March 15, 2005	January 1, 2005	Year
				through	through	Ended
	Years Ended December 31,			December 31,	March 14,	December 31,
	2008	2007	2006	2005	2005	2004
Net Income (Loss)	$(111,163)	$62,931	$58,724	$20,100	$(61,361)	$(95,952)
Depreciation and Amortization	61,432	24,371	24,998	20,403	8,758	44,363
Amortization of Non-Cash Deferred Revenue	(345)	(910)	(4,322)	(10,137)	—	—
Interest Income	(9,875)	(14,132)	(4,198)	(615)	—	(423)
Interest Expense, Net of Amounts Capitalized	31,943	3,258	1,286	6,430	1,940	33,405
Unrealized Gain on Mark-to-Market of Embedded Derivative	(52,653)	—	—	—	—	—
Gain on Conversion of Debt	(9,008)	—	—	—	—	—
Other Expense, Net	1,597	3,646	840	4,637	59,253	17,319
Stock-Based Compensation	3,834	3,247	2,024	2,012	9	—
(Gain) Loss on Sale of Assets	(2,675)	(2,897)	(1,334)	(2,525)	2	30
Impairments	172,840	116	2,580	2,237	—	19,309
Income Tax Expense (Benefit)	14,823	13,359	33,723	11,264	1,047	(3,068)
Minority Interest in Income (Loss) of Consolidated Subsidiary	6,791	(2,432)	(1,985)	—	—	—

Adjusted EBITDA	$107,541	$90,557	$112,336	$53,806	$9,648	$14,983

          The following table reconciles adjusted EBITDA to operating income (loss) (in thousands):

	Successor Company				Predecessor Company
				Period from	Period from
				March 15,	January 1,
				2005	2005	Year
				through	through	Ended
	Years Ended December 31,			December 31,	March 14,	December 31,
	2008	2007	2006	2005	2005	2004
Adjusted EBITDA	$107,541	$90,557	$112,336	$53,806	$9,648	$14,983
Depreciation and Amortization	(61,432)	(24,371)	(24,998)	(20,403)	(8,758)	(44,363)
Amortization of Non-Cash Deferred Revenue	345	910	4,322	10,137	—	—
Stock-Based Compensation	(3,834)	(3,247)	(2,024)	(2,012)	(9)	—
(Gain) Loss on Sale of Assets	2,675	2,897	1,334	2,525	(2)	(30)
Impairments	(172,840)	(116)	(2,580)	(2,237)	—	(19,309)

Operating Income (Loss)	$(127,545)	$66,630	$88,390	$41,816	$879	$(48,719)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          The following discussion is intended to assist in understanding our financial position and results of operations in 2008. Our financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion.
Introduction
          We are an integrated provider of subsea and marine support vessels and services, including subsea trenching and protection. We maintain a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, the Mediterranean, Brazil and Southeast Asia as well as, to a lesser extent, the Gulf of Mexico. Our principal customers are major international oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations and telecommunication companies. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. We operate through three business segments: (1) Subsea Services, (2) Subsea Trenching and Protection and (3) Towing and Supply.
Overview
          We generated revenues of $556.1 million, which includes incremental revenues of $308.6 million from the acquisition of DeepOcean and CTC Marine, and reported a net loss of $111.2 million, or ($7.54) per diluted share during 2008. This compares to net income of $62.9 million, or $4.16 per diluted share, on revenues of $256.1 million in 2007. With our acquisitions of Active Subsea in 2007 and DeepOcean and CTC Marine in 2008, we have been transformed into an integrated subsea solutions provider utilizing advanced technologies with demand primarily driven by national and large international oil companies. We are now less dependent on a commodity-type towing and supply business and more focused on differentiated subsea services. For 2008, DeepOcean and CTC Marine’s results are included in our results of operations from the date of acquisition, which was May 16, 2008.
          As a result of the acquisition of DeepOcean and CTC Marine, every component of our 2008 operating income was significantly affected as compared with our prior year results.

          The following table provides the amounts included in our 2008 results from the operations of DeepOcean and CTC Marine for the period from May 16, 2008 to December 31, 2008 (in thousands):

	For the year ended December 31, 2008(1)
		DeepOcean and
	Consolidated	CTC Marine	Legacy Trico
Revenues	$556,131	$308,649	$247,482
Direct operating expenses	(383,894)	(242,937)	(140,957)
General and administrative expense	(68,185)	(21,182)	(47,003)
Depreciation and amortization	(61,432)	(32,942)	(28,490)
Gain on sale of assets	2,675	—	2,675
Impairments	(172,840)	(172,840)	—

Operating income (loss)	$(127,545)	$(161,252)	$33,707

(1)	Please see Note 4 to our accompanying consolidated financial statements for pro forma results from this acquisition.
          We view our business in three operating segments: Subsea Services, Subsea Trenching and Protection and Towing and Supply.
Acquisition of DeepOcean and CTC Marine
          On May 15, 2008, we initiated a series of events and transactions that resulted in the Company acquiring 100% of DeepOcean and CTC Marine. DeepOcean provides subsea IMR, survey and light construction support, subsea intervention and decommissioning services. CTC Marine is a provider of subsea protection services which includes, among other things, trenching, sea floor cable laying and subsea installation services. DeepOcean operates a fleet of 10 vessels equipped with dynamic positioning systems and, together with the owners of the vessel, have driven the development of a new type of dynamic positioning support vessel equipped with heavy weather launch and recovery systems. CTC Marine operates a fleet of five marine subsea trenching and protection vessels and a large number of modern ROVs and trenching equipment and has pioneered the development of deepwater module handling systems used to place and install sophisticated equipment on the ocean seabed. DeepOcean is based in Haugesund, Norway and CTC Marine is based in Darlington in the United Kingdom. DeepOcean and CTC Marine support their overseas operations through facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad de Carmen in Mexico, Perth, Australia and Singapore. DeepOcean and CTC Marine combine to employ over 840 people worldwide.
          The acquisition price for DeepOcean and CTC Marine was approximately $700 million. To fund the transactions we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures and the issuance of phantom stock units.
Our Outlook
          Our results of operations are highly dependent on the level of, among other things, operating and capital spending for exploration and development by the energy industry. The energy industry’s level of operating and capital spending is substantially related to the demand for natural resources, the prevailing commodity price of natural gas and crude oil, and expectations for such prices. During periods of current or projected low commodity prices, our customers may reduce their capital spending budgets in an amount greater than operating spending for offshore drilling, exploration and development. Other factors that influence the level of capital spending by our customers which are beyond our control include: worldwide demand for crude oil and natural gas and the cost of exploring for and producing oil and natural gas which can be affected by environmental regulations, significant weather conditions, maintenance requirements and technological advances that affect energy and its usage.

          For 2009, we will focus on the following key areas:
          Reduce our debt level, and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements. We have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow. We will also work towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year.
          Maximize our vessel utilization and our service spreads. We continue to increase our combined subsea services and subsea trenching and protection fleet primarily through chartering of third-party vessels. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package.
          Expand our presence in additional subsea services markets. We believe the subsea market is growing, in contrast to our traditional towing and supply business, and will provide a higher rate of return on our vessels currently being constructed. We expect to market more aggressively in Angola, China, Brazil and Mexico.
          Invest in growth of our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We believe having an up to date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. The average age of our subsea fleet is 6 years where the average age of the overall fleet is 16 years.
          Focus on growing markets. We will continue to capitalize on our experience, technology, personnel, and fleet to expand our presence in growing markets. Our goal is to continue to efficiently deploy our vessels and services in profitable markets, with an emphasis on regions that have strong long-term growth fundamentals, favorable contracting terms and lower operating cost structures, through existing operating entities and possibly through the use of joint ventures. Consistent with this strategy, we have reduced the number of our towing and supply vessels in the Gulf of Mexico by more than 70% since 2004, including mobilizing five vessels to Southeast Asia in 2008.
Market Outlook — Demand for our Vessels and Services
          Each of our operating segments experiences different impacts from the current overall economic slowdown, crisis in the credit markets, and significant decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and China and will continue to focus our efforts on increasing our market presence in those regions in 2009. For 2009, we expect in general further declines in exploration and production spending, offshore drilling worldwide, and construction spending. We believe that spending on subsea services will increase in 2009.
          Subsea Services. In 2009, we expect overall subsea spending to increase based on unit growth in new subsea installation and a large base of installed units. Although projects may be postponed as a result of low commodity prices, we have not had any contracts canceled as we expect that projects may be delayed until the second half of 2009. Given that a majority of our Subsea Services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending occurring in 2008.
          Subsea Protection and Trenching. In 2009, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We expect generally a weak market in the North Sea but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including China, Australia, and Brazil.

          Towing and Supply. In 2009 in the Towing & Supply segment, we are seeing significant weakness in the Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices in addition to seasonality for our AHTS vessels in this market. Should these markets endure sustained periods of softness, we are prepared to take appropriate measures to reduce our cost structure accordingly.
Market Outlook — Credit Environment
          Through the latter half of 2008 we saw, and during 2009 we expect to see, lenders take steps to initiate procedures to reduce their overall exposure to one company (which will limit our ability to seek new financing from existing lenders), increase margins and improve their collateral position. Should we desire to refinance existing debt or access capital markets for new financing, we expect terms and conditions of such refinancing or access to capital markets to be challenging throughout 2009.
Factors that Affect Our Results
          We have three operating segments: Subsea Services, represented primarily by the operations of DeepOcean and seven SPSV vessels from our historic operations; Subsea Trenching and Protection, represented by the operations of CTC Marine; and Towing and Supply, represented primarily by our historical operation of marine supply vessels.
          The revenues and costs for our Subsea Services segment primarily are determined by the scope of individual projects and in certain cases by multi-year contracts. Subsea Services projects may utilize any combination of vessels, both owned and leased, and components of our non-fleet equipment consisting of ROVs, installation handling equipment, and survey equipment. The scope of work, complexity, and area of operation for our projects will determine what assets will be deployed to service each respective project. Rates for our subsea services typically include a composite day rate for the utilization of a vessel and/or the appropriate equipment for the project and the crew. These day rates can be fixed or variable and are primarily influenced by the specific technical requirements of the project, the availability of the required vessels and equipment and the project’s geographic location and competition. Occasionally, projects are based on unit-rate contracts (based on units of work performed, such as miles of pipeline inspected per day) and occasionally through lump-sum contractual arrangements. In addition, we generate revenues for onshore engineering work, post processing of survey data, and associated reporting. The operating costs for the Subsea Services segment primarily reflect the rental or ownership costs for our leased vessels and equipment, crew compensation costs, supplies and marine insurance. Our customers are typically responsible for mobilization expenses and fuel costs. Variables that may affect our Subsea Services segment include the scope and complexity of each project, weather or environmental downtime, and water depth. Delays or acceleration of projects will result in fluctuations of when revenues are earned and costs are incurred but generally they will not materially affect the total amount of costs.
          The revenues and costs for our Subsea Trenching and Protection segment are also primarily determined by the scope of individual projects. Based on the overall scale of the respective projects, we may utilize any combination of engineering services, assets and personnel, consisting of a vessel that deploys a subsea trenching asset, ROV and survey equipment, and supporting offshore crew and management. Our asset and personnel deployment is also dependent on various other factors such as subsea soil conditions, the type and size of our customer’s product and water depth. Revenues for our Subsea Trenching and Protection segment include a composite daily rate for the utilization of vessels and assets plus fees for engineering services, project management services and equipment mobilization. These daily rates will vary in accordance with the complexity of the project, existing framework agreements with clients, competition and geographic location. The operating costs for this segment predominately reflect the rental of its leased vessels, the hiring of third party equipment (principally ROVs and survey equipment), engineering personnel, crew compensation and depreciation on subsea assets. The delay or acceleration of the commencement of customer offshore projects will result in fluctuations in the timing of recognition of revenues and related costs, but generally will not materially affect total project revenues and costs.
          The revenues for our Towing and Supply segment are impacted primarily by fleet size and capabilities, day rates and vessel utilization. Day rates and vessel utilization are primarily driven by demand for our vessels, supply of new vessels, our vessel availability, customer requirements, competition and weather conditions. The operating costs for the Towing and Supply segment are primarily a function of the active fleet size. The most significant of our normal direct operating costs include crew compensation, maintenance and repairs, marine inspection costs, supplies and marine insurance. We are typically responsible for normal operating expenses, while our contracts provide that customers are typically responsible for mobilization expenses and fuel costs.
Risks and Uncertainties
          As an international integrated provider of subsea and marine support vessels and services to the energy and telecommunications industries, our revenue, profitability, cash flows and future rate of growth are substantially dependent on our ability to (1) secure profitable contracts through a balance of spot exposure and term contracts, (2) increase our vessel utilization and maximize our service spreads, (3) deploy our vessels to the most profitable markets, and (4) invest in a technologically advanced subsea fleet. Consistent with our strategy, we are in the process of constructing or converting several purpose-specific vessels for customers under long-term contracts. Our inability to execute our plan or the failure to successfully complete construction or conversion of new vessels on schedule could adversely affect our financial position, results of operations and cash flows.
          Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa, Brazil, and Southeast Asia. Our international operations are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of our structure, we may not be able to repatriate funds from our Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on our financial position, results of operations and cash flows.
          Because our revenues are generated primarily from customers who have similar economic interests, our operations are also susceptible to market volatility resulting from economic, cyclical, weather related or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil and gas prices, or industry perceptions about future oil and gas prices could materially decrease the demand for our services, adversely affecting our financial position, results of operations and cash flows.
          Our operations, particularly in the North Sea, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of our long-term contracts contain early termination options in favor of our customers. If any of these customers terminate their contracts with us, fail to renew an existing contract, refuse to award new contracts to us or choose to exercise their termination rights, our financial position, results of operations and cash flows could be adversely affected.
          Our certificate of incorporation effectively requires that we remain Jones Act eligible, and we must comply with the Jones Act to engage in coastwise trade in the Gulf of Mexico. The Jones Act provides that non-U.S. citizens may neither exercise control over more than 25% of the voting power in the corporation nor occupy seats that constitute more than a minority of a Board quorum. We expect decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of our subsea strategy, which will require continued compliance with the Jones Act. Any action that risks our status under the Jones Act could have a material adverse effect on our business, financial position, results of operations and cash flows.
          We are highly leveraged and our debt imposes significant restrictions on us and increases our vulnerability to adverse economic and industry conditions, and could limit our ability to obtain the additional financing required to successfully operate our business. Our inability to satisfy any of the obligations under our debt agreements would constitute an event of default. Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change or a fundamental change occurs in regards to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lender, which is outside of the control of the Company. Under cross-default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements) and under our Master Charter lease agreement (See Operating Leases in Note 17 Commitments and Contingencies). A default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise additional capital. In addition, the current economic conditions could also impact our lenders, customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. (See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.) These events could have a material adverse effect on our business, financial position, results of operations, cash flows and ability to satisfy the obligations under our debt agreements. (Also see Note 5 — Long-Term Debt-to our Consolidated Financial Statements under Item 8.)
          Although our equity is currently trading well below the $40.42 per share conversion price of the 6.5% Debentures, the holders of such debentures have the right to convert their debentures into our common stock and receive a make whole interest payment from us at any time. If the remaining holders of such debentures convert, we would be required to pay approximately $75 million (as of March 11, 2009) in cash related to the interest make-whole provision.
          The 6.5% Debentures also provide the holders with the right to require us to repurchase the debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 or upon the occurrence of a fundamental change in our business, which is defined as the occurrence of any of the following:
(a)	the consummation of any transaction that is disclosed in a Schedule 13D (or successor form) by any “person” and the result of which is that such “person” has become the “beneficial owner” (as these terms are defined in Rule 13d-3 and Rule 13d-5 under the Exchange Act), directly or indirectly, of more than 50% of the Company’s Capital Stock that is at the time entitled to vote by the holder thereof in the election of the Board of Directors (or comparable body); or

(b)	the first day on which a majority of the members of the Board of Directors are not Continuing Directors; or

(c)	the adoption of a plan relating to the liquidation or dissolution of the Company; or

(d)	the consolidation or merger of the Company with or into any other Person, or the sale, lease, transfer, conveyance or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets and those of its subsidiaries taken as a whole to any “person” (as this term is used in Section 13(d)(3) of the Exchange Act), other than:
a.	any transaction pursuant to which the holders of 50% or more of the total voting power of all shares of the Company’s Capital Stock entitled to vote generally in elections of directors of the Company immediately prior to such transaction have the right to exercise, directly or indirectly, 50% or more of the total voting power of all shares of the Company’s Capital Stock entitled to vote generally in elections of directors of the continuing or surviving Person (or any parent thereof) immediately after giving effect to such transaction; or

b.	any merger primarily for the purpose of changing the Company’s jurisdiction of incorporation and resulting in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of common stock of the surviving entity.
(e)	the termination of trading of the Common Stock, which will be deemed to have occurred if the Common Stock or other common equity interests into which the Debentures are convertible is neither listed for trading on a United States national securities exchange nor approved for listing on any United States system of automated dissemination of quotations of securities prices, and no American Depositary Shares or similar instruments for such common equity interests are so listed or approved for listing in the United States.
          However, a Fundamental Change will be deemed not to have occurred if more than 90% of the consideration in the transaction or transactions (other than cash payments for fractional shares and cash payments made in respect of dissenters’ appraisal rights) which otherwise would constitute a Fundamental Change under clauses (a) or (d) above consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded or to be traded immediately following such transaction on a U.S. national securities exchange or approved for listing on any United States system on automated dissemination of quotations of securities prices, and, as a result of the transaction or transactions, the 6.5% Debentures become convertible into such common stock, depositary receipts or other certificates representing common equity interests. The 3% Debentures have a similar right to require us to repurchase the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022 or upon the occurence of a fundamental change in our business. Such conversions could significantly impact our liquidity and we may not have sufficient funds to make the required cash payments should a majority of the remaining holders convert. Our failure to convert or pay the make whole interest payment under the terms of the debentures would constitute an event of default, which in turn, could constitute an event of default under all of our outstanding debt agreements. (See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.)
          We have entered into a definitive term sheet, subject to final documentation, with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010. The total amount outstanding under these facilities as of December 31, 2008 was $96.4 million. If we do not have sufficient funds to make the required cash payments at the maturity date, we may need to refinance all or a portion of this indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy these obligations. Our failure to pay this debt at maturity would constitute an event of default, which in turn, could constitute an event of default under all of our outstanding debt agreements.
          Although we currently believe our liquidity and projected cash flows from operations will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future, the factors described above create uncertainty. Execution of our business plan and continued compliance with our debt covenants are dependent upon us obtaining a minimum level of EBITDA and liquidity in 2009. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reduce operating and administrative costs. While postponing or eliminating capital projects would delay or reduce future cash flows, we believe this control will provide us the flexibility to match our capital commitments to our available capital resources.
Subsequent Event
          Tonnage Tax Restructuring. Trico Shipping AS, as a Norwegian tonnage tax entity, cannot own shares in a non-publicly listed entity with the exception of other Norwegian tonnage tax entities. Subsequent to the acquisition of Deep Ocean ASA by Trico Shipping AS, Deep Ocean ASA was delisted from the Oslo Bors exchange in August 2008. Trico Shipping AS had until January 31, 2009, under a series of waivers provided by the Norwegian Central Tax Office, to transfer its ownership interest in Deep Ocean AS and the non tonnage tax entities. Failure to comply with this deadline would have resulted in the income of Trico Shipping AS being subject to a 28% tax rate and an exit tax liability, payable over a ten year period, being due and payable immediately. In a series of steps completed in December of 2008 and January of 2009, the ownership of Deep Ocean AS and its non tonnage tax related subsidiaries was transferred to Trico Supply AS and the tonnage tax related entities owned by Deep Ocean AS became subsidiaries of Trico Shipping AS. Following completion of these steps on January 30, 2009, Trico satisfied the tonnage tax requirements.

Results of Operations
          The following is a discussion of the results of operations for each respective segment. Prior year amounts have been reclassified to conform to our new segment presentation.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          The following table summarizes our consolidated results of operations:

	Year Ended December 31,
	2008	2007	$ Change	% Change

Revenues:
Subsea Services	$221,838	$31,171	$190,667	612%
Subsea Trenching and Protection	123,804	—	123,804	100%
Towing & Supply	210,489	224,937	(14,448)	(6)%

Total Revenues	556,131	256,108	300,023	117%
Operating Income (Loss):
Subsea Services	(114,575)	11,594	(126,169)	(1,088)%
Subsea Trenching and Protection	(35,264)	—	(35,264)	100%
Towing & Supply	45,875	75,483	(29,608)	(39)%
Corporate	(23,581)	(20,447)	(3,134)	15%

Total Operating Income (Loss)	(127,545)	66,630	(194,175)	(291)%
Interest Income	9,875	14,132	(4,257)	(30)%
Interest Expense, Net of Amounts Capitalized	(31,943)	(3,258)	(28,685)	880%
Unrealized Gain on Mark to Market of Embedded Derivative	52,653	—	52,653	100%
Gain on Conversion of Debt	9,008	—	9,008	100%
Other Expense, Net	(1,597)	(3,646)	2,049	(56)%

Income (Loss) from Operations
Before Income Taxes and Minority Interests	(89,549)	73,858	(163,407)	(221)%
Income Tax Expense	(14,823)	(13,359)	(1,464)	11%
Minority Interest in Consolidated Subsidiaries	(6,791)	2,432	(9,223)	(379)%

Net Income (Loss)	$(111,163)	$62,931	$(174,094)	(277)%

     The following information on day rate, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Years Ended December 31,
	2008	2007
Average Day Rates:
Subsea
SPSVs (1)	$21,691	$17,156
MSVs (2)	75,706	N/A

Subsea Trenching and Protection	159,632	N/A

Towing and Supply
AHTSs (3)	$35,508	$38,813
PSVs (4)	17,933	19,492
OSVs (5)	7,693	8,600

Utilization:
Subsea
SPSVs	81%	94%
MSVs	79%	N/A

Subsea Trenching and Protection	91%	N/A

Towing and Supply
AHTSs	88%	88%
PSVs	92%	89%
OSVs	82%	74%

Average number of Vessels:
Subsea
SPSVs	5.4	5.0
MSVs	9.3	N/A

Subsea Trenching and Protection	3.5	N/A

Towing and Supply
AHTSs	6.0	6.0
PSVs	7.0	7.0
OSVs	38.1	39.1

(1)	Subsea platform supply vessels

(2)	Multi-purpose service vessels

(3)	Anchor handling, towing and supply vessels

(4)	Platform supply vessels

(5)	Offshore supply vessels

Segment Results
Subsea Services
          Revenues increased $190.7 million primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $184.9 million in the Subsea Services segment in 2008. This segment also includes revenues of $37.0 million from seven SPSVs that were previously part of our Towing and Supply segment, including two new SPSVs delivered at the end of 2008 that primarily contributed to the SPSV revenue increase of $5.8 million in 2008 compared to 2007. In addition, one new MSV was delivered in the third quarter of 2008 to support our subsea services in Norway. The two new vessels are currently under contract in the Gulf of Mexico at day rates significantly higher than our average rates and are subject to two-year contracts in Mexico.
          Operating loss in 2008 includes a goodwill and intangible impairment of $133.2 million. Excluding this impairment, operating income increased $7.0 million. As discussed above, the increase in operating income is primarily due to the DeepOcean acquisition which contributed $7.2 million of operating income, excluding the impairments, in the Subsea Services segment following the inclusion of DeepOcean’s results since May 16, 2008.
Subsea Trenching and Protection
          This segment was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean in May 2008, therefore there is no comparative prior year information. This segment’s day rates are a composite rate that can include the vessel, crew and equipment. Operating loss in 2008 includes a goodwill and intangible impairment of $39.6 million.
Towing and Supply
          Revenues decreased $14.4 million, or 6%. Charter hire revenues decreased $13.4 million in 2008 compared to 2007 due to lower day rates partially offset by increased utilization for the PSV and OSV class vessels. Day rates were negatively affected in 2008 by the stronger U.S. Dollar primarily coupled with a softening Gulf of Mexico market. Higher utilization for our OSVs in the Gulf of Mexico reflected the need for vessels in the wake of the hurricanes in August and September 2008.
          Operating income decreased $29.6 million, or 39%, year-over-year and operating income margin of 22% was down from 34%. Operating income includes lower revenues of $14.4 million coupled with increased costs related to crew costs of $8.0 million driven by a highly competitive labor market and a weaker U.S. dollar, brokerage fees of $3.8 million in 2008 related to increased marketing of the vessels and higher supplies and other operating costs of $8.3 million due to increased utilization. These decreases were partially offset by lower mobilization costs of $3.4 million, lower classification costs of $4.8 million due to timing and lower maintenance and repairs of $1.6 million. Additionally, general and administrative costs increased by $3.1 million primarily related to expanding and establishing our operations in West Africa and the negative impact of European currencies’ strengthening against the U.S. dollar during the first half of 2008.
Corporate
          The increase of $3.1 million in 2008 compared to 2007 reflects costs associated with the acquisition of DeepOcean and CTC Marine, personnel increases to support a substantially larger company due to the acquisition, changes in management personnel throughout the Company and the impact of the stronger U.S. Dollar in the first half of 2008.

Other Items
          Interest Income. Interest income for 2008 was $9.9 million, a decrease of $4.3 million compared to 2007, reflecting our use of available cash to partially fund the acquisition of DeepOcean.
          Interest Expense. Interest expense increased $28.7 million in 2008 compared to 2007. The increase is attributed to the debt incurred in acquiring DeepOcean and CTC Marine as well as assuming $281.7 million of DeepOcean’s and CTC Marine’s debt in the acquisition. Until the incurrence of this new debt and assumption of the DeepOcean and CTC Marine debt, all of our interest was being capitalized, since the acquisition of the Active vessels in November 2007, in connection with the construction of 10 subsea services vessels and the two vessels that were delivered to us, one in each of the third and fourth quarters of 2008. Capitalized interest totaled $17.5 million and $1.4 million in 2008 and 2007, respectively.
          Unrealized Gain on Mark to Market of Embedded Derivative. We have an embedded derivative within our 6.5% Debentures that requires valuation under SFAS No. 133. The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates, and the time value of options. The calculation of the fair value of the derivative requires the use of a Monte Carlo simulation lattice option-pricing model. On December 31, 2008, the estimated fair value of the derivative was $1.1 million resulting in a $52.7 million unrealized gain for the year ended December 31, 2008. The reduction in our stock price is the primary factor influencing the change in value of this derivative and its impact on our net income. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
          Gain on Conversion of Debt. In December 2008, two holders of our 6.5% Debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of our common stock based on the initial conversion rate of 24.74023 shares for each $1,000 in principal amount of debentures. We recognized a gain on conversion of $9.0 million.
          Other Expense, Net. Other expense, net decreased $2.0 million in 2008 compared to 2007 primarily due to foreign exchange gains as the U.S. dollar strengthened against most European currencies during the course of 2008. These gains were partially offset by a foreign currency swap agreement that we settled in June 2008 that was assumed in the acquisition of DeepOcean. Upon settlement, we received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value on May 16, 2008. This $2.5 million shortfall was recorded as a charge to Other Expense, net.
          Income Tax Expense. Consolidated income tax expense for 2008 was $14.8 million, which is primarily related to the income generated by our U.S., West African and Norwegian operations. Our effective tax rate was a benefit of 16.6% for the year ended December 31, 2008 which differs from the statutory rate primarily due to tax benefits associated with the Norwegian tonnage tax regime, our permanent reinvestment of foreign earnings, state and foreign taxes and the impairment of goodwill and certain intangibles that are not deductible for tax purposes. Also impacting our effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008. Our effective tax rate is subject to wide variations given its structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall budget could have a significant impact on the estimated rate.
          Minority Interest in Consolidated Subsidiary. The minority interest in the income of our consolidated subsidiaries was $6.8 million for the year ended December 31, 2008, compared to a loss of $2.4 million for the year ended December 31, 2007. In 2008, EMSL’s operations benefited from the vessels it received in 2007. In 2007, EMSL operations resulted in a loss primarily as a result of its receipt of vessels, including drydock completions and mobilization of five cold-stacked supply vessels.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          The following table summarizes our consolidated results of operations:

	Year Ended December 31,
	2007	2006	$ Change	% Change

Revenues:
Subsea Services	$31,171	$26,333	$4,838	18%
Towing & Supply	224,937	222,384	2,553	1%

Total Revenues	256,108	248,717	7,391	3%
Operating Income (Loss):
Subsea Services	11,594	14,118	(2,524)	(18)%
Towing & Supply	75,483	84,405	(8,922)	(11)%
Corporate	(20,447)	(10,133)	(10,314)	102%

Total Operating Income	66,630	88,390	(21,760)	(25)%
Interest Income	14,132	4,198	9,934	237%
Interest Expense, Net of Amounts Capitalized	(3,258)	(1,286)	(1,972)	153%
Other Expense, Net	(3,646)	(840)	(2,806)	334%

Income from Operations
Before Income Taxes and Minority Interests	73,858	90,462	(16,604)	(18)%
Income Tax Expense	(13,359)	(33,723)	20,364	(60)%
Minority Interest in Loss of Consolidated Subsidiaries	2,432	1,985	447	23%

Net Income	$62,931	$58,724	$4,207	7%

     Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Years Ended December 31,
	2007	2006
Average Day Rates:
Subsea
SPSVs (1)	$17,156	$15,715

Towing and Supply
AHTSs (2)	$38,813	$28,164
PSVs (3)	19,492	14,219
OSVs (4)	8,600	11,184

Utilization:
Subsea
SPSVs	94%	97%

Towing and Supply
AHTSs	88%	91%
PSVs	89%	95%
OSVs	74%	65%

Average number of Vessels:
Subsea
SPSVs	5.0	5.0

Towing and Supply
AHTSs	6.0	6.0
PSVs	7.0	7.0
OSVs	39.1	42.3

(1)	Subsea platform supply vessels

(2)	Anchor handling, towing and supply vessels

(3)	Platform supply vessels

(4)	Offshore supply vessels
Segment Results
Subsea Services
          Revenues for the Subsea Services segment increased $4.8 million, or 18%. All revenues are from charter hire and the increase reflects the 8% increase in the SPSV average day rate due primarily to the renewal of a long-term contract at a 40% higher day rate offset by a slight decrease in average utilization for the year.
          Operating income decreased $2.5 million, or 18%, year-over-year and operating income margin of 37% was down from 54%. The increase in revenues of $4.8 million was more than offset by the following costs: increased classification costs of $3.2 million which is incurred based on regulatory timelines; increased supplies and repairs and maintenance costs of $3.1 million due to continued high utilization of vessels; and increased crew labor cost of $1.1 million driven by a highly competitive labor market and a weaker U.S. Dollar.
Subsea Trenching and Protection
          We did not have any subsea trenching and protection operations in 2007 or 2006.

Towing and Supply
          Revenues increased $2.6 million, or 1%. Charter hire revenues increased $3.8 million in 2007 compared to 2006 primarily driven by increased day rates for this segment’s AHTS and PSV vessels due to strong spot market rates for the AHTSs and a favorable exchange rate in the North Sea due to the weakening dollar. For this segment’s OSV vessels, the decrease in day rates in 2007 compared to 2006 can be attributed to overall decreased activity in the Gulf of Mexico as more shallow water jack-up rigs left the region to work in other parts of the world. As a result, we redeployed a portion of our Gulf of Mexico fleet to other geographic areas, primarily West Africa and Mexico and we also entered into longer-term contracts with marginally lower average day rates. Amortization of non-cash deferred revenues decreased $3.4 million in 2007 compared to 2006 due to the expiration of certain unfavorable contracts recorded at the date we exited bankruptcy in 2005, or the exit date. This deferred revenue resulted from several of our contracts being deemed to be unfavorable compared to market conditions on the exit date, thus creating a liability required to be amortized as revenues over the remaining contract periods. Other vessel income increased $2.2 million for the same period mainly due to increased bed and bunk revenues in the North Sea and West Africa, where this segment continues to redeploy vessels.
          Operating income decreased $8.9 million, or 11%, year-over-year and operating income margin of 34% was down from 38%. The increase in revenues of $2.6 million was more than offset by the following costs: increased mobilization and supply costs of $7.9 million in connection with redeploying vessels to international markets; increased repairs and maintenance costs of $5.2 million primarily related to continued high utilization of vessels; and increased crew labor cost of $7.2 million driven by a highly competitive labor market and a weaker U.S. Dollar; partially offset by decreased classification costs of $6.7 million. Additionally, general and administrative costs increased by $3.3 million primarily related to expanding and establishing our operations in Southeast Asia and West Africa.
Corporate
          The increase of $10.3 million, or 102%, in 2007 compared to 2006 primarily related to compensation expense and non-cash stock-based compensation expense primarily due to changes in executive management, costs associated with global information system upgrades and professional fees associated with the successful proxy contest and pursuit of acquisitions that did not materialize.

Other Items
          Interest Income. Interest income for 2007 was $14.1 million, an increase of $9.9 million compared to 2006, primarily due to interest earned on higher levels of cash equivalents resulting from proceeds related to the $150.0 million convertible debenture offering in February 2007 and cash flows from operations invested in marketable securities.
          Interest Expense. Interest expense increased $2.0 million in 2007 compared to 2006 primarily due to interest incurred on our $150.0 million 3% senior convertible debentures issued in February 2007, offset by capitalized interest of $1.4 million in 2007 compared to $0.3 million in 2006 primarily related to vessel construction in Norway.
          Other Expense, Net. Other Expense, Net increased $2.8 million in 2007 compared to 2006 primarily due to foreign exchange losses incurred in our Norwegian legal entities that are Norwegian Kroner functional, on dollar balances of receivables and cash held throughout 2007 as the U.S. Dollar declined 10% during the course of 2007 against the Norwegian Kroner.
          Income Tax Expense. We recognized a full valuation allowance against our net deferred tax assets in 2007. Consolidated income tax expense for the year ended December 31, 2007 was $13.4 million, which is primarily related to the income generated by our U.S. operations. Our 2007 effective tax rate of 18.1% differs from the statutory rate of 35% primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, retrospectively enacted as of January 1, 2007, our permanent reinvestment of foreign earnings, and state and foreign taxes. Please read Note 11 to our Consolidated Financial Statements included herein in Item 8 for a complete discussion of enacted changes in Norway’s tax laws. Included in the $13.4 million of income tax expense is an $8.6 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of net operating loss that existed at the exit date. The offset to additional paid-in-capital is required under the fresh-start accounting rules because of the valuation allowance against the net deferred tax asset at the exit date.
          Consolidated income tax expense for 2006 was $33.7 million, which is primarily related to the income generated by our U.S. and Norwegian operations. Included in the $33.7 million of income tax expense is a $16.6 million deferred tax charge with an offset to additional paid-in-capital due to the utilization of Net Operating Loss that existed at the exit date. The offset to additional paid-in-capital is required under the fresh-start accounting rules because of the valuation allowance against the net deferred tax asset at the exit date.
          Minority Interest in Consolidated Subsidiary. The minority interest in loss of consolidated subsidiaries of $2.4 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively, primarily represents our minority interest’s share of EMSL’s loss partially offset by our minority interest’s share of our Mexican partnership’s income. The losses in EMSL are primarily a result of business start-up, mobilization and maintenance and classification costs incurred to destack the five cold-stacked supply vessels to be mobilized to Southeast Asia.

Liquidity and Capital Resources
          Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund on-going operations, vessel construction, discretionary capital expenditures and debt service. Please see “Risks and Uncertainties”. Our ability to generate or access cash is subject to events beyond our control, such as declines in expenditures for exploration, development and production activity, reduction in global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness may be restricted by the terms of the 6.5% Debentures which restrictions include a prohibition of incurring certain types of indebtedness if the Company’s leverage exceeds a certain level. At December 31, 2008, we had available cash of $94.6 million. As of December 31, 2008, we had approximately $37 million of additional undrawn borrowing capacity under our existing, including revolving, credit facilities. Our ability to access this borrowing capacity is contingent upon our continued compliance with certain covenants on the various facilities, described more fully in Note 5 to our accompanying consolidated financial statements, including but not limited to the compliance with our consolidated leverage ratio. In light of the current financial turmoil, we are exposed to credit risk relating to our credit facilities to the extent our lenders may be unable to provide necessary funding in accordance with their commitments.
          The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financials instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain assets, including customer receivables. To date, we have not identified a significant risk based on the aforementioned assessment. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that our business, liquidity, financial condition, or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.
          We have entered into a definitive term sheet, subject to final documentation, with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization and increase certain fees and margins. In conjunction with the signature of this term sheet and the waiver received regarding the listing requirement on the Oslo Stock Exchange, we made a prepayment of NOK 50 million ($7.2 million) and agreed to a retroactive increase in fees and margins to September 1, 2008. The total amount outstanding under these facilities as of December 31, 2008 was $96.4 million. If we do not have sufficient funds to make the required cash payments at the maturity date, we may need to refinance all or a portion of this indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy these obligations. Our failure to pay this debt at maturity would constitute an event of default, which in turn, could constitute an event of default under all of our outstanding debt agreements.
          In December 2008, two holders of our 6.5% Debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized a gain on conversion of $9.0 million.
          Subsequent to the end of 2008, seven holders of our 6.5% Debentures converted $13.1 million principal amount of the debentures, collectively, for a combination of $3.7 million in cash related to the interest make-whole provision and 324,690 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. As of the date hereof, there are approximately $264.9 million principal amount of the 6.5% Debentures outstanding. Should the remaining holders of such debentures convert, we would be required to pay approximately $75 million (as of March 11, 2009) in cash related to the interest make-whole provision and issue approximately 6.6 million shares of our common stock based on the initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. Please see Item 1A “Risk Factors” located in this Annual Report on Form 10-K, for more details about potential risks involving these debentures.
          As previously indicated we incurred and assumed a substantial amount of indebtedness associated with our acquisition of DeepOcean. Our existing credit facilities contain financial covenants and our compliance with those covenants is necessary to maintain the facilities in good standing. Please See Note 5 to our accompanying consolidated financial statements for a description of our credit facilities. Our debt is as follows (in thousands):

	December 31,
	2008	2007
$278.0 million face amount, 6.5% Senior Convertible Debentures net of unamortized discount of $45.0 million, interest payable semi-annually in arrears, maturing on May 15, 2028 (1)	$232,998	—
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027 (1)	150,000	150,000
$200 million Revolving Credit Facility(2) maturing in May 2013	160,563	—
$100 million Revolving Credit Facility(2) maturing no later than December 2017	15,000	—
$50 million US Revolving Credit Facility Agreement (2) maturing in January 2011	46,460	—
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,915	8,174
NOK 260 million Short Term Credit Facility interest at 8.3% maturing on on February 1, 2009	11,631	—
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	—	2,000

Debt assumed in the acquisition of DeepOcean:
NOK 350 million Revolving Credit Facility(2), maturing December 1, 2014	61,531	—
NOK 230 million Revolving Credit Facility(2), maturing June 1, 2012	21,233	—
NOK 150 million Additional Term Loan(2), maturing December 18, 2011	10,398	—
NOK 200 million Overdraft Facility(2), maturing June 21, 2010	3,207	—
23.3 million Euro Revolving Credit Facility(2), maturing March 31, 2010	19,717	—
$18 million Revolving Credit Facility(2), maturing December 5, 2011	16,000	—
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	9,812	—
24.2 million Sterling Asset Financing Revolving Credit Facility(2), maturing no later than January 31, 2015	17,286	—
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,172
Other debt assumed in the acquisition of DeepOcean, maturing from March 2009 to August 2014	8,695	—
Fresh-start debt premium	312	371

Total debt	805,930	160,545
Less current maturities	(82,982)	(3,258)

Long-term debt	$722,948	$157,287

(1)	Holders of our debentures have the right to require us to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.

(2)	Interest on such credit facilities is at London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.75% to 2.55%. The three month LIBOR rate was 1.8% and 5.0% and the three month NIBOR was 3.97% and 5.88% for the periods ending December 31, 2008 and December 31, 2007, respectively.

     The following table summarizes the financial covenants under our debt facilities:

Facility	Lender (s)	Borrower	Guarantor	Financial Covenants
6.5% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3.0% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

$200m Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply AS	(1), (2), (3), (4)

$100m Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Subsea AS	Trico Supply AS	(1), (2), (3), (4)

$50m US Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(5), (2), (3), (6)

NOK 350m Revolving Credit Facility	Sparebank 1 SR-Bank	Deep Ocean Shipping II	Deep Ocean AS	(7) (8), (9)

NOK 230m Revolving Credit Facility	Sparebank 1 SR-Bank	Deep Ocean AS	None	(7) (8), (9)

€23.3 Revolving Credit Facility	Nordea Bank Norge ASA	Deep Ocean Shipping III	Trico Supply AS	(1), (2), (3)

NOK 150m Additional Term Loan	Sparebank 1 SR-Bank	Deep Ocean Shipping II	Deep Ocean AS	(7) (8), (9)

$18m Revolving Credit Facility	Nordea Bank Norge PLC	Deep Ocean Shipping	Trico Supply AS	(1), (2), (3)

£8m Overdraft Facility	Barlcays Bank PLC	CTC Marine Projects Limited	Deep Ocean AS (partial up to 100m NOK)	None

£24.2m Asset Financing Revolving Credit Facility	Barclays Bank PLC	CTC Marine Projects Limited	Deep Ocean AS (partial up to 100m NOK)	None

NOK 200m Overdraft Facility	Sparebank 1 SR-Bank	Deep Ocean AS	None	(7) (8), (9)

Finance Leases	Sparebank 1 SR-Bank	Deep Ocean AS	None	No maintenance covenants

(1)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 3.50:1 calculated at the Guarantor level

(2)	Consolidated Net Worth — minimum net worth of Borrower (if Trico Marine Services) or Guarantor

(3)	Free Liquidity — minimum unrestricted cash and / or unutilized loan commitments at Borrower or Guarantor

(4)	Collateral coverage — appraised value of collateral (vessels) must exceed 150% of amount outstanding and amount available

(5)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA less than or equal to 4.75 for the quarter ending December 31, 2008, and 4.50 for the quarters ending March 31, 2009, June 30, 2009, September 30, 2009, or December 31, 2009, and 4.00 for any quarter thereafter. Calculated at the Borrower level

(6)	Maintenance Capital Expenditures — limits the amount of maintenance capital expenditures in any given fiscal year

(7)	Book Equity Ratio — Book Equity divided by Book Assets must exceed 35%. Calculated at the Guarantor level

(8)	Leverage Ratio — Net Interest Bearing Debt divided by EBITDA** must be lower than 4:1 until December 31, 2008 and 3:1 thereafter. Calculated at the Guarantor level

(9)	Working Capital Ratio — Current Assets must be greater than Current Liabilities (excluding short-term maturities of debt)

*	EBITDA is defined under (1) and (5) as Consolidated Net Income before deducting therefrom (i) interest expense, (ii) provisions for taxes based on income included in Consolidated Net Income, (iii) amortization and depreciation without giving any effect to (x) any extraordinary gains or extraordinary non-cash losses and (y) any gains or losses from sales of assets other than the sale of inventory in the ordinary course or business. Prior to December 31, 2009, pro-forma adjustments shall be made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period.

**	EBITDA is defined, on a consolidated basis, as the Borrower’s earnings before interest, taxes, depreciation, amortization and any gain or loss from the sale of assets or other extraordinary gains or losses.
Note: Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as		Requirement to be met
	Financial	of December 31,	December 31,	on March 31,
Facility	Covenant	2008	2008 results	2009 (1)
NOK 350m Revolving Credit Facility; NOK 230m Revolving Credit Facility; NOK 150m Additional Term Loan; NOK 200m Overdraft Facility	Book Equity Ratio	Book Equity divided Book Assets must exceed 35%	35.02%	Book Equity divided Book Assets must exceed 35%

NOK 350m Revolving Credit Facility; NOK 230m Revolving Credit Facility; NOK 150m Additional Term Loan; NOK 200m Overdraft Facility	Leverage Ratio	Net Interest Bearing Debt to by EBITDA** must be lower than 4:1	3.02:1	Net Interest Bearing Debt to by EBITDA** must be lower than 3:1

NOK 350m Revolving Credit Facility; NOK 230m Revolving Credit Facility; NOK 150m Additional Term Loan; NOK 200m Overdraft Facility	Working Capital Ratio	Higher than 1.1	1.51	Higher than 1.1

(1)	We expect to be in compliance with the covenants at March 31, 2009.
          In addition to the covenants described above, our 6.5% Debentures limit our ability to incur additional indebtedness if the Consolidated Leverage Ratio exceeds 4 to 1 at the time of incurrence of such indebtedness.
          Execution of our business plan and continued compliance with our debt covenants are dependent upon us obtaining a minimum level of EBITDA and liquidity in 2009. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures, selling vessels, and further reducing operating and administrative costs. While postponing or eliminating capital projects and selling vessels would delay or reduce future cash flows, we believe this control will provide us the flexibility to match our capital commitments to our available capital resources. Please see “Risk Factors” and “Risks and Uncertainties”.
          Cross Default Provisions. The debt facilities contain significant cross default and / or cross acceleration provisions where a default under one facility could enable the lenders under other facilities to also declare events of default and accelerate repayment of their obligations. In general, these cross default / cross acceleration provisions are as follows:
•	The 6.5% Debentures and the 3.0% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and not remedied within 30 days after notice thereof.

•	The $50m US Revolving allows the lenders to declare an event of default and require immediate repayment if Trico Marine Services, Inc. or any of its Subsidiaries were to be in default on more than $10 million in other indebtedness.

•	The $100m Revolving Credit Facility and the $200m Revolving Credit Facility allow the lenders to declare an event of default and require immediate repayment if Trico Supply AS or any of its Subsidiaries were to be in default on more than $10m in other indebtedness.

•	Under the debt facilities where Deep Ocean AS or Deep Ocean Shipping II are the borrowers, the lender may declare an event of default and require immediate repayment if other indebtedness becomes due and payable prior to its specified maturity as a result of an event of default.

•	The $18m Revolving Credit Facility allows the lender to declare an event of default and require immediate repayment if the Borrower (Deep Ocean Shipping) or the Guarantor (Trico Supply AS) is in default on more than $1,000,000 or $5,000,000, respectively, in other indebtedness.

•	The €23.3 Revolving Credit Facility allows the lender to declare an event of default if the Borrower defaults under any other agreement and in the reasonable opinion of the lender, this default would have a material adverse effect on the financial condition of the Borrower.

•	The £8m Overdraft Facility and the £24.2m Asset Financing Revolving Credit Facility contain cross default provisions where it is an event of default if Borrower (CTC) defaults on its own debt.
          We are in compliance with our debt covenants at December 31, 2008 except, for the minimum net worth requirement in our $200 million Revolving Credit Facility, $100 million Revolving Credit Facility, $50 million U.S Revolving Credit Facility Agreement, $18 million Revolving Credit Facility and 23.3 million Euro Revolving Credit Facility for which we received either a waiver or a retroactive amendment subsequent to year end. Please see Item 1A “Risk Factors” located in this Annual Report on Form 10-K, for more details about potential risks involving these facilities. Also, please see Item 9B. “Other Information.” Amounts in this section reflecting U.S. dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2008.
Our Capital Requirements
          Our on-going capital requirements arise primarily from our need to improve and enhance our current service offerings, invest in upgrades of existing vessels, acquire new vessels and provide working capital to support our operating activities and service debt. Generally, we provide working capital to our operating locations through two primary business locations: the North Sea and the U.S. The North Sea and the U.S. business operations have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws can make it difficult for us to effectively transfer the financial resources from one of these locations for the benefit of the other.
          Also, as a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of offshore marine service and supply companies, the acquisition of offshore subsea class vessels or other oilfield service assets and interests in other oilfield service companies and related businesses, and acquisitions of, or combinations with, such companies and related businesses. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria and are more likely than not to enhance shareholder value, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital, or both. Our ability to incur such indebtedness, seek equity capital or both is subject to restrictions on our current credit faculties. See Note 5 in our accompanying consolidated financial statements for a more detailed discussion of the facilities and the restrictions therein. There can be no assurance that additional financing will be available on terms acceptable to us, or at all. See- “Risks and Uncertainties”.
          As a result of changes in Norwegian tax laws in 2007, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability ($34.3 million) is payable in equal installments over 9 years. The remaining one-third of the tax liability ($17.2 million) can be met through qualified environmental expenditures. Any remaining portion of the environmental portion of the liability not expended at the end of fifteen years would be payable to the Norwegian tax authority at that time.
          In July 2007, our board of directors authorized the repurchase up to $100.0 million of our common stock in open-market transactions, including block purchases, or in privately negotiated transactions. We did not repurchase shares of our common stock under this program during 2008.

Cash Flows
          The following table sets forth the cash flows for the last three years (in thousands):

	Year Ended December 31
	2008	2007	2006
Cash flow provided by operations	$78,695	$112,476	$101,731
Cash flow used in investing	(591,634)	(235,269)	(23,227)
Cash flow provided by (used in) financing	502,596	130,361	(16,261)
Effects of foreign exchange rate changes on cash	(26,507)	9,722	712
          Operating Activities.
          Net cash from operating activities was $78.7 million in 2008 compared to $112.5 million in 2007. The decrease in operating cash flows was primarily the result of the decreases in operating income discussed above, increased expenditures related to the acquisition of DeepOcean, and overall working capital requirements related to expanding and establishing our operations in various regions. Significant components of cash provided by operating activities during 2008 include net losses of $111.1 million, adjusted for non-cash items of $170.7 million, offset by changes in working capital balances of $19.2 million.
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
          Investing Activities.
          Net cash used in investing activities was $591.6 million in 2008 compared to $235.3 million in 2007. Cash utilized in 2008 was primarily the result of the DeepOcean acquisition and costs related to the construction of eight MPSV vessels and one subsea trenching and protection vessel. As further discussed in Note 4 to our Consolidated Financial Statements included herein in Item 8, we utilized $506.1 million of cash, net of cash acquired, in connection with the acquisition of DeepOcean. To fund the transaction we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures, and the issuance of phantom stock units. Vessel construction costs were $106.2 million in 2008, an increase of $80.2 million over 2007.
          We used $235.3 million in investing activities in 2007, $220.4 million of which is attributed to the Active Subsea acquisition (net of cash of $27.2 million) and $26.1 million for additions to properties and equipment, partially offset by approximately $4.6 million of proceeds from the sales of assets and a $4.1 million decrease of cash restrictions. Our investing cash flows include purchases of $184.8 million and sales of $187.3 million of securities during the year. During 2007 three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million. During 2006 the Company sold three active crew boats for total proceeds of $1.8 million and an aggregate gain of $1.3 million, in connection with a purchase option exercised by customers under respective charter agreements.
          Financing Activities.
          Net cash provided by financing activities was $502.6 million in 2008, which is primarily the result of proceeds from the issuance of $300.0 million of 6.5% Debentures, and $203.8 million of net borrowings, primarily related to debt incurred in connection with the DeepOcean acquisition. On May 16, 2008, we completed the sale of $300 million of our 6.5% Debentures, resulting in proceeds of $287.0 million, net of fee. See Note 5 to our consolidated financial statements included in Item 8 herein for a description of the debentures and debt acquired in the acquisition of DeepOcean. Net proceeds of the offering and additional borrowings were used in connection with the acquisition of DeepOcean, and financing of vessel construction.

          In 2007, financing activities provided $130.4 million of cash, which is primarily the result of proceeds from the issuance of $150.0 million senior convertible debentures, offset by $17.6 million used to repurchase common stock. In February, 2007, we issued $150.0 million of 3% senior convertible debentures due in 2027 (the “Senior Debentures”). We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the Senior Debentures. Net proceeds of the offering were for general corporate purposes, the acquisition of Active Subsea, and financing of our fleet renewal program.
Contractual Obligations
          The following table summarizes our contractual commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations (1) (2) (3)	$850,620	$82,982	$164,608	$109,422	$493,608
Interest on fixed rate debt (4)	432,480	22,958	45,687	45,379	318,456
Interest on variable rate debt (5)	59,839	18,341	25,030	12,218	4,250
Vessel construction obligations (6)	182,775	110,536	72,239	—	—
Time charter and equipment leases	385,562	111,279	166,616	61,613	46,054
Operating lease obligations	13,104	3,793	4,616	3,487	1,208
Taxes payable (7)	51,508	4,000	8,000	8,000	31,508
Pension obligations	6,048	530	1,136	1,174	3,208

Total	$1,981,936	$354,419	$487,932	$241,293	$898,292

(1)	Excludes fresh-start debt premium of $0.3 million and unamortized discount on 6.5% Debentures of $45.0 million at December 31, 2008.

(2)	Does not assume any early conversions or redemption of the 6.5% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date. Holders of our debentures have the right to require us to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. If the remaining holders of the 6.5% Debentures convert their debentures, we would be required to pay approximately $75 million in cash related to the make-whole provision. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risks and Uncertainties.”

(3)	If the maturities of certain debt agreements with SR Bank are amended in accordance with the agreed term sheet, approximately $86.0 million of maturities of debt shown in the above table in the years between 2010 and 2014 would all be due on January 1, 2010.

(4)	Includes the semi-annual interest payments on the 6.5% Debentures and the 3% Debentures to their maturities of 2028 and 2027, respectively and interest payments on the 6.11% Notes maturing 2014.

(5)	For the purpose of this calculation amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2008, throughout the life of the obligation.

(6)	Reflects committed expenditures, of which approximately $111.1 million will be covered through increases of the available capacity under our existing credit facilities when the vessels are delivered ($83.1 million, and $24.0 million and $4.0 million of this amount relates to expenditures in 2009, 2010 and 2011, respectively), and does not reflect the future capital expenditures budgeted for periods presented which are discretionary.

(7)	Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $34.3 million, to be paid in equal installments over the next 9 years. An additional liability of $17.2 million can be satisfied through making qualifying environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of fifteen years would be payable to the Norwegian tax authorities at that time. We also have liabilities for uncertain tax positions of $2.1 million at December 31, 2008 which has not been included in the table above due to the uncertain timing of settlement.
          At December 31, 2008, we have estimated capital expenditures during the next twelve months of $142.5 million, of which approximately $83.1 million will be covered through increases of the available capacity under our existing credit facilities to fund the construction of vessels to be delivered in 2009, which includes the construction of the nine new vessels reflected above under vessel construction obligations plus discretionary improvements to our existing aging vessels and general non-marine capital expenditures. In addition, we anticipate spending approximately $14.0 million to fund upcoming vessel marine inspections during 2009. Marine inspection costs are included in direct operating expenses.
          As the age of our fleet increases, more funds will need to be devoted to ongoing maintenance in order to keep the fleet in good operating condition. We currently own 65 vessels with an average age of 18 years. Maintenance and repair costs are expected to increase as our vessels become older.

Our Critical Accounting Policies
          We consider certain accounting policies to be critical policies due to the significant judgment, estimation processes and uncertainty involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.
          Revenue recognition. We earn and recognize revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire, and by providing other subsea services. A time charter is a lease arrangement under which we provide a vessel to a customer and are responsible for all crewing, insurance and other operating expenses. In a bareboat charter, we provide only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for fuel, bunks, meals and other services provided to our customers.
          Other subsea service revenue, primarily derived from the hiring of equipment and operators to provide Subsea Services to our customers, consists primarily of revenue from billings that provide for a specific time for operators, material, and equipment charges, which accrue daily and are billed periodically for the delivery of subsea services over a contractual term. Service revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the service has been provided, the fee is fixed or determinable, and collection of resulting receivables is reasonably assured.
          In addition, revenue for certain subsea contracts related to trenching of subsea pipelines, flowlines and cables, and installation of subsea cables (umbilicals, ISUs, power and telecommunications) and flexible flowlines is recognized based on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.
          Goodwill and Intangible Assets. The Company’s goodwill represents the purchase price in excess of the net amounts assigned to assets acquired and liabilities assumed by the Company in connection with the May 16, 2008 acquisition of DeepOcean (see Note 4 for further discussion). The Company’s reporting units follow its operating segments under SFAS 131 and goodwill has been recorded related to the acquisition in two reporting units — (1) Subsea Services and (2) Subsea Trenching and Protection.
          SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
          At December 31, 2008, the measurement date, the Company performed the first step of the two-step impairment test proscribed by SFAS No. 142, and compared the fair value of the reporting units to its carrying value. In assessing the fair value of the reporting unit, the Company used a market approach that incorporated the Company Specific Stock Price method and the Guideline Public Company method, each receiving a 50% weighting. Due to current market conditions, the Company concluded that the market approach would be most appropriate in arriving at the fair value of the reporting units. Key assumptions included the Company’s publicly traded stock price, using a 30-day average price of $3.98 per share, an implied control premium of 9%, and a fair value of debt based primarily on the price for the Company’s publicly traded debentures. In step one of the impairment test, the fair value of both the Subsea Services and Subsea Trenching and Protection reporting units were less than the carrying value of the net assets of the respective reporting units, and thus the Company performed step two of the impairment test.
          In step two of the impairment test, the Company determined the implied fair value of goodwill and compared it to the carrying value of the goodwill for each reporting unit. The Company allocated the fair value of the reporting units to all of the assets and liabilities of the respective units as if the reporting unit had been acquired in a business combination. The Company’s step two analysis resulted in no implied fair value of goodwill for either reporting unit, and therefore, the Company recognized an impairment charge of $169.7 million in the fourth quarter of 2008, representing a write-off of the entire amount of the Company’s previously recorded goodwill. This impairment is based on a combination of factors including the current global economic environment, higher costs of equity and debt capital and the decline in market capitalization of the Company and comparable subsea services companies.

SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS No. 144. The intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives of 11 to 13 years for the customer relationships.
          Accounting for long-lived assets. We had approximately $803.2 million in net property and equipment (excluding assets held for sale) at December 31, 2008, which comprised approximately 66.8% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values.
          Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable lives and salvage values are determined through economic analysis, reviewing existing fleet plans, and comparison to competitors that operate similar fleets. Depreciation for financial statement purposes is provided on the straight-line method. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts, and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, estimated based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel.
          Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate.
          In connection with completing step two of the Company’s goodwill impairment analysis in the fourth quarter 2008, as further discussed in Goodwill and Other Intangible Assets above, the Company also assessed the current fair values of its other significant assets including marine vessels and other marine equipment, concluding that no impairment existed at December 31, 2008. The Company recognized a $0.1 million impairment of a supply vessel for the year ended December 31, 2007 and a $2.6 million impairment of a crew boat in 2006.
          Unrealized Gain on Mark to Market of Embedded Derivative. We have an embedded derivative within our 6.5% Debentures that requires valuation under SFAS No. 133. The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates, and the time value of options. The calculation of the fair value of the derivative requires the use of a Monte Carlo simulation lattice option-pricing model. On December 31, 2008, the estimated fair value of the derivative was $1.1 million resulting in a $52.7 million unrealized gain for the year ended December 31, 2008. The reduction in our stock price is the primary factor influencing the change in value of this derivative and its impact on our net income. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
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
          In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of March 15, 2005. A valuation allowance was established at that time associated with the U.S. net deferred tax asset because it was not likely that this benefit would be realized. Because we have not yet seen sustained long-term positive results from our U.S. operations, we have continued to maintain this valuation allowance against all U.S. net deferred tax assets. Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations and the emphasis to expand our presence in growing international markets constitute significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2008.
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
          As of December 31, the Company has remaining net operating losses in certain of its Norwegian and Brazilian entities totaling $152.9 million, resulting in a deferred tax asset of $43.4. A valuation allowance of $23.4 million was provided against the financial losses generated in one of the Companies Norwegian tonnage entities as the loss can only be utilized against future financial taxable profit and it is not possible to use group relief to offset taxable profits and losses for group companies subject to tonnage taxation. The remaining losses have an indefinite carry forward and will not expire.
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
Recent Accounting Standards
          On May 9, 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP” or “ABP 14-1”). The FASB also decided to add further disclosures for instruments subject to this guidance. The new rules will change the accounting for convertible debt instruments that permit cash settlement upon conversion, and will apply to the Company’s senior convertible debentures. The FSP will require the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The Company will be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability will be recorded as additional paid-in capital. Effectively, the convertible debt will be required to be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) will be accreted to interest expense over the expected life of the senior convertible notes. The Company will be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The adoption will not have an impact on the Company’s cash flows. When issued, ABP 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption will not be permitted. The impact of adopting APB 14-1 as of January 1, 2009 is expected to result in a decrease in noncurrent assets (deferred tax assets and capitalized debt issuance costs) totaling $13.9 million, a decrease in long-term debt of $37.1 million, an increase to additional paid in capital of $28.3 million, and a decrease to retained earnings of $5.2 million. It is estimated that annual earnings after taxes will be reduced between $2.2 million and $3.2 million over the remaining life of the convertible debt as a result of the required increase in non-cash interest expense from accretion of the debt discount under the effective interest rate method.
          We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The net effect of the implementation of SFAS No. 157 on our financial statements was immaterial.
          On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, deferring the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. In addition to expanding the types of transactions that will now qualify as business combinations, SFAS 141(R) also provides that acquisition costs will generally be expensed as incurred; minority interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, “Accounting and Reporting of Minority Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.
          In December 2007, the FASB issued SFAS No. 160, “Minority Interests in Consolidated Financial Statement-amendments of ARB No. 51” (“FAS 160”). FAS 160 states that accounting and reporting for minority interests will be recharacterized as minority interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding minority interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of FAS 160 will result in a reclassification of our non-controlling interest in EMSL as equity effective beginning January 1, 2009. At December 31, 2008, minority interest in EMSL was $18.6 million.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This statement is effective for financial statements issued for periods beginning after December 15, 2008. This statement conforms certain assumption requirements between SFAS No. 142, “Goodwill and Intangibles” with SFAS No.141(R), “Business Combinations” with respect to estimating the useful life of an intangible asset. In addition, the Statement requires certain additional disclosures about intangible assets. The Company is evaluating FSP FAS 14-3 and has not determined what, if any, impact it will have on its consolidated financial statements.

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
Interest Rate Risk
          The table below provides information about our market-sensitive debt instruments. Our fixed-rate debt has no earnings exposure from changes in interest rates.

							Approximate
	Expected Maturity Date at December 31, 2008						Fair Value at
	Year Ending December 31,						December 31,
	2009	2010	2011	2012	2013	Thereafter	2008
(Dollars in thousands)
Fixed Rate Debt (1)	$1,258	$1,258	$1,258	$1,258	$1,258	$428,625	$147,078
Variable rate debt (2)	81,724	83,761	78,331	47,723	59,183	64,983	415,705

Total debt	$82,982	$85,019	$79,589	$48,981	$60,441	$493,608	$562,783

(1)	Includes (i) the 3.00% Debentures, bearing interest at 3.00%, interest payable semi-annually and maturing in 2027, (ii) the 6.5% Debentures bearing interest at 6.5%, interest payable semi-annually, maturing 2028 and (iii) the 6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing in 2014. Amounts do not include should the remaining holders of our 6.5% Debentures convert, we would be required to pay approximately $75 million (as of March 11, 2009) in cash related to the interest make-whole provision.

(2)	Includes various credit facilities and term debt as further described in Note 5 to our Consolidated Financial Statements included herein in Item 8.
Foreign Currency Exchange Rate Risk
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
          We manage foreign currency risk by attempting to contract as much foreign revenues as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts would be limited to major financial institutions, which would minimize counterparty credit risk. There were no foreign exchange forward contracts outstanding during 2008.

Embedded Derivative Risk
          As discussed in Note 5 and Note 6 to the Consolidated Financial Statements included herein in Item 8, the Company’s conversion feature contained in its 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions, including the Company’s December 31, 2008 stock closing price of $4.47 per share, expected volatility of 50%, a discount rate of 10.95% using United States Treasury Bond Rates of 1.39% and risk adjusted rates of 7.97% for the time value of options. At December 31, 2008, we estimate that a 10% and 30% increase in the price of our stock (keeping other assumptions constant) would increase the fair value of the conversion feature by approximately $0.3 million and $0.8 million, respectively. The reduction in our stock price in the primary factor influencing the change in value of this derivative and its impact on our net income. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Trico Marine Services, Inc.:
          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
          As discussed in Note 11 to the consolidated financial statements, on January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions in connection with its adoptions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”
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
          As described in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A, management has excluded DeepOcean ASA, and its wholly-owned subsidiary CTC Marine Projects Ltd., from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded DeepOcean ASA and CTC Marine Projects Ltd. from our audit of internal control over financial reporting. DeepOcean ASA and CTC Marine Projects Ltd are wholly-owned subsidiaries of the Company whose total assets and total revenues represent 72.1% and 55.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2009

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	As of December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$94,613	$131,463
Restricted cash	3,566	4,747
Accounts receivable, net	165,152	47,253
Prepaid expenses and other current assets	3,375	5,023
Assets held for sale	—	3,786

Total current assets	266,706	192,272

Property and equipment:
Marine vessels	502,417	285,656
Subsea equipment	153,003	—
Construction-in-progress	258,826	255,749
Transportation and other	4,902	3,691

	919,148	545,096
Less accumulated depreciation and amortization	(115,981)	(71,482)

Net property and equipment, net	803,167	473,614

Intangible assets	106,983	—
Other assets, including restricted cash of $3.8 million at December 31, 2007	25,720	15,858

Total assets	$1,202,576	$681,744

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$82,982	$3,258
Accounts payable	53,872	15,480
Accrued expenses	85,656	25,404
Accrued interest	10,383	2,152
Foreign taxes payable	4,000	4,627
Income taxes payable	18,133	1,347

Total current liabilities	255,026	52,268

Long-term debt	722,948	157,287
Long-term derivative	1,119	—
Foreign taxes payable	47,508	64,777
Deferred income taxes	5,104	—
Other liabilities	6,001	4,312

Total liabilities	1,037,706	278,644

Commitments and contingencies (See Note 17)	—	—
Minority interest	21,886	12,878

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 16,199,980 and 15,013,076 shares issued at December 31, 2008 and 2007, respectively	160	150
Warrants	1,640	2,277
Additional paid-in capital	275,433	245,134
Retained earnings	30,448	141,611
Accumulated other comprehensive income (loss), net of tax	(202,681)	18,654
Phantom stock	55,588	—
Treasury stock, at cost, 570,207 shares at December 31, 2008 and 2007	(17,604)	(17,604)

Total stockholders’ equity	142,984	390,222

Total liabilities and stockholders’ equity	$1,202,576	$681,744

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$556,131	$256,108	$248,717

Operating expenses:
Direct operating expenses	383,894	127,128	106,981
General and administrative	68,185	40,760	27,102
Depreciation and amortization	61,432	24,371	24,998
Impairments	172,840	116	2,580
Gain on sales of assets	(2,675)	(2,897)	(1,334)

Total operating expenses	683,676	189,478	160,327

Operating income (loss)	(127,545)	66,630	88,390

Interest expense, net of amounts capitalized	(31,943)	(3,258)	(1,286)
Interest income	9,875	14,132	4,198
Unrealized gain on mark-to-market of embedded derivative	52,653	—	—
Gain on conversion of debt	9,008	—	—
Other expense, net	(1,597)	(3,646)	(840)

Income (loss) before income taxes and minority interest of consolidated subsidiaries	(89,549)	73,858	90,462

Income tax expense	14,823	13,359	33,723

Income (loss) before minority interest of consolidated subsidiaries	(104,372)	60,499	56,739

Minority interest of consolidated subsidiaries	(6,791)	2,432	1,985

Net income (loss)	$(111,163)	$62,931	$58,724

Earnings (loss) per common share:
Basic	$(7.54)	$4.32	$4.01

Diluted	$(7.54)	$4.16	$3.86

Weighted average shares outstanding:
Basic	14,744	14,558	14,628
Diluted	14,744	15,137	15,206
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(111,163)	$62,931	$58,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,432	24,371	24,998
Amortization of non-cash deferred revenues	(345)	(910)	(4,322)
Amortization of deferred financing costs	3,671	—	—
Accretion of debt discount	5,200	—	—
Deferred income taxes	(13,527)	—	29,856
Impairments	172,840	116	2,580
Change in fair value of embedded derivative	(52,653)	—	—
Gain on conversion of 6.5% debentures	(9,008)	—	—
Cash paid for make-whole premium related to conversion of 6.5% debentures	(6,255)	—	—
Gain on sales of assets	(2,675)	(2,897)	(1,334)
Provision on doubtful accounts	1,364	78	1,234
Stock based compensation	3,834	3,247	2,024
Minority interest in income (loss) of consolidated subsidiary	6,791	(2,432)	(1,985)
Change in operating assets and liabilities:
Accounts receivable	(16,597)	15,177	(15,522)
Prepaid expenses and other current assets	25,854	(848)	(384)
Accounts payable and accrued expenses	3,426	12,247	8,114
Foreign taxes payable	(16,930)	5,829	—
Income taxes payable	17,865	(945)	824
Other, net	5,571	(3,488)	(3,076)

Net cash provided by operating activities	78,695	112,476	101,731

Cash flows from investing activities:
Acquisition of Active Subsea, net of acquired cash	—	(220,443)	—
Acquisition of DeepOcean, net of acquired cash	(506,093)	—	—
Purchases of property and equipment	(106,235)	(26,063)	(19,472)
Proceeds from sales of assets	7,110	4,649	3,402
Purchases of available-for-sale securities	—	(184,815)	(2,475)
Sale of available-for-sale securities	—	187,290	—
Sale of hedge instrument	8,150	—	—
Decrease (increase) in restricted cash	5,434	4,113	(4,682)

Net cash used in investing activities	(591,634)	(235,269)	(23,227)

Cash flows from financing activities:
Purchases of treasury stock	—	(17,604)	—
Net proceeds from exercises of warrants and options	11,962	2,027	994
Proceeds from issuance of senior convertible debentures	300,000	150,000	—
Proceeds (Repayments) from debt	203,764	742	(38,163)
Contribution from minority interest	3,519	—	20,910
Debt issuance costs	(16,649)	(4,804)	(2)

Net cash provided by (used in) financing activities	502,596	130,361	(16,261)

Effect of exchange rate changes on cash and cash equivalents	(26,507)	9,722	712

Net increase (decrease) in cash and cash equivalents	(36,850)	17,290	62,955

Cash and cash equivalents at beginning of year	131,463	114,173	51,218

Cash and cash equivalents at end of year	$94,613	$131,463	$114,173

Supplemental information:
Income taxes paid	$7,627	$1,854	$3,451
Interest paid, net of amounts capitalized	39,135	2,498	1,654
Noncash investing and financing activities- Interest capitalized	17,535	1,382	300
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

										Accumulated
										Other
								Additional		Comprehensive					Total
	Common Stock		Warrant — Series A		Warrant	—	Series B	Paid—In	Retained	Income	Phantom Stock		Treasury Stock		Stockholders’
	Shares	Dollars	Shares	Dollars	Shares		Dollars	Capital	Earnings	(Loss)	Shares	Dollars	Shares	Dollars	Equity
Balance, December 31, 2005	14,638,103	$146	496,579	$1,649	497,438		$634	$208,143	$20,100	$(8,240)	—	$—	—	$—	$222,432
Stock-based compensation	89,650	1	—	—	—		—	2,024	—	—	—	—	—	—	2,025
Stock options exercised	88,085	1	—	—	—		—	968	—	—	—	—	—	—	969
Exercise of warrants for common stock	1,131	—	(960)	(3)	(171)		—	26	—	—	—	—	—	—	23
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—		—	16,442	—	—	—	—	—	—	16,442
Gain related to the sale of interest in EMSL	—	—	—	—	—		—	3,615	—	—	—	—	—	—	3,615
Comprehensive income:
Foreign currency translation	—	—	—	—	—		—	—	—	8,816	—	—	—	—	8,816
Net income	—	—	—	—	—		—	—	58,724	—	—	—	—	—	58,724
Total comprehensive income											—	—	—	—	67,540
Adjustment to adopt SFAS No. 158, net of tax of $0.3 million	—	—	—	—	—		—	—	—	(708)	—	—	—	—	(708)

Balance, December 31, 2006	14,816,969	$148	495,619	$1,646	497,267		$634	$231,218	$78,824	$(132)	—	$—	—	$—	$312,338
Cumulative-effect adjustment for the adoption of FIN 48	—	—	—	—	—		—	—	(144)	—	—	—	—	—	(144)
Stock-based compensation	—	—	—	—	—		—	3,247	—	—	—	—	—	—	3,247
Stock options exercised	147,999	2	—	—	—		—	1,985	—	—	—	—	—	—	1,987
Exercise of warrants for common stock	1,696	—	(417)	(1)	(1,279)		(2)	43	—	—	—	—	—	—	40
Restricted stock activity	46,412	—	—	—	—		—	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—		—	8,641	—	—	—	—	—	—	8,641
Share repurchase	—	—	—	—	—		—	—	—		—	—	(570,207)	(17,604)	(17,604)
Comprehensive income:
Unrecognized pension costs, net of tax of $127	—	—	—	—	—		—	—	—	(207)	—	—	—	—	(207)
Foreign currency translation	—	—	—	—	—		—	—	—	18,993	—	—	—	—	18,993
Net income	—	—	—	—	—		—	—	62,931	—	—	—	—	—	62,931
Total comprehensive income	—	—	—	—	—		—	—	—	—	—	—	—	—	81,717

Balance, December 31, 2007	15,013,076	$150	495,202	$1,645	495,988		$632	$245,134	$141,611	$18,654	—	$—	(570,207)	$(17,604)	$390,222
Stock-based compensation	—	—	—	—	—		—	3,834	—	—	—	—	—	—	3,834
Stock options exercised	8,000	—	—	—	—		—	88	—	—	—	—	—	—	88
Exercise of warrants for common stock	472,875	5	(1,128)	(5)	(471,747)		(597)	12,246	—	—	—	—	—	—	11,649
Expiration of warrants	—	—	—	—	(24,241)		(35)	35	—	—	—	—	—	—	—
Restricted stock activity	161,745	—	—	—	—		—	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—		—	11,756	—	—	—	—	—	—	11,756
Phantom stock issued	—	—	—	—	—		—	—	—		1,581,902	55,588	—	—	55,588
Conversion on 6.5% debentures	544,284	5	—	—	—		—	2,340	—	—	—	—	—	—	2,345
Comprehensive loss:
Unrecognized pension benefit, net of tax of $527	—	—	—	—	—		—	—	—	938	—	—	—	—	938
Foreign currency translation	—	—	—	—	—		—	—	—	(222,273)	—	—	—	—	(222,273)
Net loss	—	—	—	—	—		—	—	(111,163)	—	—	—	—	—	(111,163)
Total comprehensive loss	—	—	—	—	—		—	—	—	—	—	—	—	—	(332,498)

Balance, December 31, 2008	16,199,980	$160	494,074	$1,640	—		$—	$275,433	$30,448	$(202,681)	1,581,902	$55,588	(570,207)	$(17,604)	$142,984

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
          Trico Marine Services, Inc. (the “Company”) is an integrated provider of subsea and marine support vessels and services, including subsea trenching and protection services, that was formed as a Delaware holding company in 1993. The Company maintains a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, the Mediterranean, Brazil and Southeast Asia as well as its domestic presence in the U.S. Gulf of Mexico (“Gulf of Mexico”).
          In May 2008, the Company expanded its presence in the subsea services market by acquiring DeepOcean ASA (“DeepOcean”). DeepOcean provides subsea services, including inspection, maintenance and repair (“IMR”), survey and light construction support, subsea intervention and decommissioning. CTC Marine Projects LTD (“CTC Marine”), a wholly-owned subsidiary of DeepOcean, provides marine trenching, sea floor cable laying and subsea installation services. DeepOcean and CTC Marine operate a well equipped combined fleet of 15 vessels utilizing modern remotely operated vehicles (“ROVs”) and subsea trenching and protection, survey and cable laying equipment.
          The Company operates internationally through a number of foreign subsidiaries, including DeepOcean AS, through which it manages the Subsea Services segment, CTC Marine Projects LTD, through which it manages the Subsea Trenching and Protection segment, and Trico Shipping AS, which owns vessels based primarily in the North Sea. In addition to international operations, domestic subsidiaries include Trico Marine Assets, Inc., which owns the majority of our towing and supply vessels operating in the Gulf of Mexico and other international regions excluding the North Sea, and Trico Marine Operators, Inc., which operates all vessels in the Gulf of Mexico. The Company’s principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations and telecommunication companies. Due to the acquisition, the Company now operates utilizing three operating segments: (1) Subsea Services; (2) Subsea Trenching and Protection; and (3) Towing and Supply. Prior year amounts have been restated to reflect this change in the Company’s operating segments.
          In November 2007, the Company acquired all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”). Active Subsea has eight multi-purpose service vessels (“MPSVs”) currently under construction and scheduled for delivery in 2009, 2010 and 2011. These vessels are designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities.
          As of December 31, 2008, the Company’s fleet, together with vessels held in joint ventures, consisted of 77 vessels, including seven subsea platform supply vessels (“SPSVs”), 10 multi-purpose service vessels (“MSVs”), seven large-capacity platform supply vessels (“PSVs”), six large anchor handling towing and supply vessels (“AHTSs”), 38 offshore supply vessels (“OSVs”), three crew boats, five trenching vessels and one line handling (utility) vessel. Additionally, the Company has nine vessels on order for delivery in 2009, 2010 and 2011, including the eight MPSVs from the Active Subsea acquisition.
2. Risks and Uncertainties
          As an international integrated provider of subsea and marine support vessels and services to the energy and telecommunications industries, our revenue, profitability, cash flows and future rate of growth are substantially dependent on our ability to (1) secure profitable contracts through a balance of spot exposure and term contracts, (2) increase our vessel utilization and maximize our service spreads, (3) deploy our vessels to the most profitable markets, and (4) invest in a technologically advanced subsea fleet. Consistent with our strategy, we are in the process of constructing or converting several purpose-specific vessels for customers under long-term contracts. Our inability to execute our plan or the failure to successfully complete construction or conversion of new vessels on schedule could adversely affect our financial position, results of operations and cash flows.
          Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Gulf of Mexico, West Africa, Brazil, and Southeast Asia. Our international operations are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of our structure, we may not be able to repatriate funds from our Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on our financial position, results of operations and cash flows.
          Because our revenues are generated primarily from customers who have similar economic interests, our operations are also susceptible to market volatility resulting from economic, cyclical, weather related or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil and gas prices, or industry perceptions about future oil and gas prices could materially decrease the demand for our services, adversely affecting our financial position, results of operations and cash flows.
          Our operations, particularly in the North Sea, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of our long-term contracts contain early termination options in favor of our customers. If any of these customers terminate their contracts with us, fail to renew an existing contract, refuse to award new contracts to us or choose to exercise their termination rights, our financial position, results of operations and cash flows could be adversely affected.
          Our certificate of incorporation effectively requires that we remain Jones Act eligible, and we must comply with the Jones Act to engage in coastwise trade in the Gulf of Mexico. The Jones Act provides that non-U.S. citizens may neither exercise control over more than 25% of the voting power in the corporation nor occupy seats that constitute more than a minority of a Board quorum. We expect decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of our subsea strategy, which will require continued compliance with the Jones Act. Any action that risks our status under the Jones Act could have a material adverse effect on our business, financial position, results of operations and cash flows.
          We are highly leveraged and our debt imposes significant restrictions on us and increases our vulnerability to adverse economic and industry conditions, and could limit our ability to obtain the additional financing required to successfully operate our business. Our inability to satisfy any of the obligations under our debt agreements would constitute an event of default. Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change or a fundamental change occurs in regards to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lender, which is outside of the control of the Company. Under cross-default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements and under our Master Charter lease agreement (See Operating Leases in Note 17 Commitments and Contingencies). A default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously. Given current market conditions, our ability to access the capital markets or to consummate planned asset sales may be restricted at a time when we would like or need to raise additional capital. In addition, the current economic conditions could also impact our lenders, customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations, cash flows and ability to satisfy the obligations under our debt agreements. (Also see Note 5 Long Term Debt.)
          Although it is not currently economical to do so, the holders of our 6.5% Convertible Debentures have the right to convert their debentures into our common stock and receive a make whole interest payment from us. In addition, these Debentures also provide the holders with the right to require us to repurchase the Debentures on specified dates or upon the occurrence of a fundamental change in our business, which is defined as the occurrence of any of the following:
(a)	the consummation of any transaction that is disclosed in a Schedule 13D (or successor form) by any “person” and the result of which is that such “person” has become the “beneficial owner” (as these terms are defined in Rule 13d-3 and Rule 13d-5 under the Exchange Act), directly or indirectly, of more than 50% of the Company’s Capital Stock that is at the time entitled to vote by the holder thereof in the election of the Board of Directors (or comparable body); or

(b)	the first day on which a majority of the members of the Board of Directors are not Continuing Directors; or

(c)	the adoption of a plan relating to the liquidation or dissolution of the Company; or

(d)	the consolidation or merger of the Company with or into any other Person, or the sale, lease, transfer, conveyance or other disposition, in one or a series of related transactions, of all or substantially all of the Company’s assets and those of its subsidiaries taken as a whole to any “person” (as this term is used in Section 13(d)(3) of the Exchange Act), other than:
(i)	any transaction pursuant to which the holders of 50% or more of the total voting power of all shares of the Company’s Capital Stock entitled to vote generally in elections of directors of the Company immediately prior to such transaction have the right to exercise, directly or indirectly, 50% or more of the total voting power of all shares of the Company’s Capital Stock entitled to vote generally in elections of directors of the continuing or surviving Person (or any parent thereof) immediately after giving effect to such transaction; or

(ii)	any merger primarily for the purpose of changing the Company’s jurisdiction of incorporation and resulting in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of common stock of the surviving entity.
(e)	the termination of trading of the Common Stock, which will be deemed to have occurred if the Common Stock or other common equity interests into which the Debentures are convertible is neither listed for trading on a United States national securities exchange nor approved for listing on any United States system of automated dissemination of quotations of securities prices, and no American Depositary Shares or similar instruments for such common equity interests are so listed or approved for listing in the United States.
          However, a Fundamental Change will be deemed not to have occurred if more than 90% of the consideration in the transaction or transactions (other than cash payments for fractional shares and cash payments made in respect of dissenters’ appraisal rights) which otherwise would constitute a Fundamental Change under clauses (a) or (d) above consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded or to be traded immediately following such transaction on a U.S. national securities exchange or approved for listing on any United States system on automated dissemination of quotations of securities prices, and, as a result of the transaction or transactions, the Debentures become convertible into such common stock, depositary receipts or other certificates representing common equity interests. Such conversions could significantly impact liquidity, and we may not have sufficient funds to make the required cash payments should a majority of the holders convert. Our failure to convert or pay the make whole interest payment under the terms of the Debentures would constitute an event of default, which in turn, could constitute an event of default under all of our outstanding debt agreements.
          Although we currently believe our liquidity and projected cash flows from operations will be sufficient to meet our cash requirements for the next twelve months and the foreseeable future, the factors described above create uncertainty. Execution of our business plan and continued compliance with our debt covenants are dependent upon us obtaining a minimum level of EBITDA and liquidity in 2009. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reduce operating and administrative costs. While postponing or eliminating capital projects would delay or reduce future cash flows, we believe this control will provide us the flexibility to match our capital commitments to our available capital resources.
3. Summary of Significant Accounting Policies
          Consolidation Policy. The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and/or for which the right to participate in significant management decisions is not shared with the other shareholders. At December 31, 2008, the Company held a 49% equity interest in Eastern Marine Services Limited (“EMSL”), a Hong Kong limited liability company that develops and provides international marine support services for the oil and gas industry in China, other countries within Southeast Asia and Australia. Prior to 2008, the Company consolidated a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”) and effective January 1, 2008 the Company owned 100%. See Note 16 for further discussion. The minority interests of the above mentioned subsidiaries are included in the Consolidated Balance Sheets and Statements of Income as “Minority Interest”.
          All significant intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income, stockholders’ equity or operating cash flows.
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
          Revenue Recognition. The Company earns and recognizes revenues primarily from the time and bareboat chartering of vessels to customers based upon daily rates of hire and by providing other subsea services. A time charter is a lease arrangement under which the Company provides a vessel to a customer and the Company is responsible for all crewing, insurance and other operating expenses. In a bareboat charter, the Company provides only the vessel to the customer, and the customer assumes responsibility to provide for all of the vessel’s operating expenses and generally assumes all risk of operation. Vessel charters may range from several days to several years. Other vessel income is generally related to billings for fuel, bunks, meals and other services provided to customers.
          Other subsea service revenue, primarily derived from the hiring of equipment and operators to provide subsea services to its customers, consists primarily of revenue from billings that provide for a specific time for operators, material and equipment charges, which accrue daily and are billed periodically for the delivery of Subsea Services over a contractual term. Service revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the service has been provided, the fee is fixed or determinable and collection of resulting receivables is reasonably assured.
          In addition, revenue for certain subsea contracts related to trenching of subsea pipelines, flowlines and cables and installation of subsea cables (umbilicals, ISUs, power and telecommunications) and flexible flowlines is recognized based on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, measured by the percentage of costs incurred to date to estimated total costs for each contract. Cost estimates are reviewed monthly as the work progresses and adjustments proportionate to the percentage-of-completion are reflected in revenue for the period when such estimates are revised. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.
          Cash and Cash Equivalents. All investments with original maturity dates of three months or less are considered to be cash equivalents.
          Restricted Cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2008 and 2007, the total restricted cash balance of $3.6 million and $8.6 million, respectively, is primarily related to the following:
•	Cash of $2.7 million and $1.2 million at December 31, 2008 and 2007, respectively, under Norwegian statutory rules which requires a subsidiary to segregate cash that will be used to pay tax withholdings in future periods;

•	Cash of $0.9 million at December 31, 2008, held for guaranteed deposits on certain vessels and as collateral for a surety bond;

•	Cash of $3.8 million at December 31, 2007, held in escrow for outstanding letters of credit following the Company’s retirement of a $50 million secured revolving credit facility upon emergence from bankruptcy in 2004, released in 2008 as prescribed by the agreement; and

•	Cash of $3.6 million, at December 31, 2007, held in escrow until the second closing of EMSL which occurred on January 1, 2008, at which time the Company transferred the remaining four vessels to EMSL (See Note 16 for further discussion).
          Accounts Receivable. In the normal course of business, the Company extends credit to its customers on a short-term basis, generally 60 days or less. The Company’s principal customers are major integrated oil companies and large independent oil and gas companies as well as foreign government-owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. Although credit risks associated with the Company’s customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that it has identified. At December 31, 2008 and 2007, allowance for doubtful accounts totaled $2.3 million and $1.3 million, respectively.
          The Company is exposed to risks related to the Company’s insurance and reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The Company records the reinsurance recoverable amount when the claim has been communicated and accepted by the carrier and the Company expects to receive amounts owed. The Company monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions as necessary for doubtful reinsurance receivables.
          Goodwill and Intangible Assets.
          Goodwill
          The Company’s goodwill represents the purchase price in excess of the net amounts assigned to assets acquired and liabilities assumed by the Company in connection with the May 16, 2008 acquisition of DeepOcean (see Note 4 for further discussion). The Company’s reporting units follow its operating segments under SFAS 131 and goodwill has been recorded related to the acquisition in two reporting units — (1) Subsea Services and (2) Subsea Trenching and Protection.
          SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
          At December 31, 2008, the measurement date, the Company performed the first step of the two-step impairment test proscribed by SFAS No. 142, and compared the fair value of the reporting units to its carrying value. In assessing the fair value of the reporting unit, the Company used a market approach that incorporated the Company Specific Stock Price method and the Guideline Public Company method, each receiving a 50% weighting. Due to current market conditions, the Company concluded that the market approach would be most appropriate in arriving at the fair value of the reporting units. Key assumptions included the Company’s publicly traded stock price, using a 30-day average price of $3.98 per share, an implied control premium of 9%, and a fair value of debt based primarily on the price for the Company’s publicly traded debentures. In step one of the impairment test, the fair value of both the Subsea Services and Subsea Trenching and Protection reporting units were less than the carrying value of the net assets of the respective reporting units, and thus the Company performed step two of the impairment test.
          In step two of the impairment test, the Company determined the implied fair value of goodwill and compared it to the carrying value of the goodwill for each reporting unit. The Company allocated the fair value of the reporting units to all of the assets and liabilities of the respective units as if the reporting unit had been acquired in a business combination. The Company’s step two analysis resulted in no implied fair value of goodwill for either reporting unit, and therefore, the Company recognized an impairment charge of $169.7 million in the fourth quarter of 2008, representing a write-off of the entire amount of the Company’s previously recorded goodwill. This impairment is based on a combination of factors including the current global economic environment, higher costs of equity and debt capital and the decline in market capitalization of the Company and comparable subsea services companies.
          Intangible Assets
          Intangible assets consist primarily of trade names and customer relationships, all of which was acquired in connection with the DeepOcean acquisition.
          The Company classified trade names as indefinite lived assets. Under SFAS No. 142, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2008, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. As a result of this assessment, the Company recognized an impairment during 2008 of $3.1 million on trade name assets. As of December 31, 2008, the Company had $26.4 million of trade names on its Consolidated Balance Sheet, which is included in “Intangible assets.”
          SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairments in accordance with SFAS No. 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2008 (in thousands):

		Customer
	Backlog	Relationships
Balance at December 31, 2007	$—	$—
Intangible assets acquired in connection with DeepOcean acquisition	2,991	118,057
Amortization	(2,526)	(5,040)
Foreign currency translation adjustment	(465)	(32,459)

Balance at December 31, 2008	$—	$80,558

          The intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives of 11 to 13 years for the customer relationships. Amortization expense was $7.6 million for the year ended December 31, 2008 and the estimated amortization expense for each of the next five years beginning 2009 is $6.8 million per year.
          In connection with completing step two of the Company’s goodwill impairment analysis in the fourth quarter of 2008, the Company assessed the fair values of its customer relationships in accordance with SFAS No. 144 and concluded there was no impairment.

          Accounting for Long-Lived Assets. Long-lived assets are recorded at the original cost and reduced by the amount of depreciation and impairments, if any. In addition to the original cost of the asset, the recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values.
          Depreciation for equipment commences once the asset is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable lives and salvage values are determined through economic analysis, reviewing existing fleet plans and comparison to similar vessels. Depreciation for financial statement purposes is provided on the straight-line method depending on the type of vessel. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Transportation and other equipment are depreciated over a useful life of five to 15 years. Depreciation expense was $53.9 million, $24.4 million and $25.0 million for the years ended December 31, 2008, 2007 and 2006.
          When assets are retired or disposed, the cost and accumulated depreciation thereon are removed, and any resultant gains or losses are recognized in current operations. The Company utilizes judgment in (i) determining whether an expenditure is a maintenance expense or a capital asset; (ii) determining the estimated useful lives of assets; (iii) determining the residual values to be assigned to assets; and (iv) determining if or when an asset has been impaired.
          Interest is capitalized in connection with the construction or major modification of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life, once it is placed into operation. The Company capitalized interest of $17.5 million and $1.4 million at December 31, 2008 and 2007, respectively.
          Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
          In connection with completing step two of the Company’s goodwill impairment analysis in the fourth quarter of 2008, as further discussed in Goodwill and Other Intangible Assets above, the Company also assessed the current fair values of its other significant assets including marine vessels and other marine equipment, concluding that no impairment existed at December 31, 2008. If market conditions were to decline in market areas in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets in future periods, which may result in write-offs or write-downs on its vessels that may be material individually or in the aggregate. The Company recognized a $0.1 million and $2.6 million impairment for the year ended December 31, 2007 and 2006, respectively, related to vessels.
          Marine Vessel Spare Parts. Marine vessel spare parts are stated at the lower of average cost or market and are included in “Other assets” in the Consolidated Balance Sheet.
          Marine Inspection Costs. Marine inspection costs are expensed in the period incurred. Non-regulatory drydocking expenditures are either capitalized as major modifications or expensed, depending on the work being performed. Total marine inspection and drydocking cost totaled $17.6 million, $16.9 million and $20.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
          Deferred Financing Costs. Deferred financing costs include costs associated with the issuance of debt and are amortized using the effective-interest rate method of amortization over the expected life of the related debt agreement or on a straight-line basis over the expected life of the related debt agreement if the straight-line method approximates the effective-interest rate method of amortization.
          Income Taxes. Deferred income taxes are provided at the currently enacted income tax rates for the difference between the financial statement and income tax bases of assets and liabilities and carryforward items. The Company provides valuation allowances against net deferred tax assets for amounts which are not considered “more likely than not” to be realized.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
          Direct Operating Expenses. Direct operating expenses (or direct operating costs) principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Direct operating costs are charged to expense as incurred. Direct operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government. The labor reimbursements totaled $7.8 million, $7.7 million and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
          Losses on Insured Claims. The Company limits its exposure to casualty losses by maintaining stop-loss and aggregate liability deductibles. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s historical loss experience. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
          Foreign Currency Translation. The functional currency for the majority of the Company’s international operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S. Dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated other comprehensive income (loss)” in the current period. The functional currency of certain foreign locations is the U.S. Dollar, which includes Mexico and certain Norwegian subsidiaries. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S Dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Income in “Other expense, net” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign currency receivables or payables, are also included in “Other expense, net”.
          Stock-based Compensation. The Company accounts for stock-based employee compensation plans using the fair-value based method of accounting in accordance with Statement of Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). The Company’s results of operations reflect compensation expense for all employee stock-based compensation, which is included in “General and Administrative”.
          Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of currency translation adjustments in foreign subsidiaries and unrecognized pension gain (loss). The balance at December 31, 2008 primarily reflects currency translation related to translating Norwegian Kroner books into U.S. Dollar, the Company’s reporting currency.
          Recent Accounting Standards. On May 9, 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP” or “ABP 14-1”). The FASB also decided to add further disclosures for instruments subject to this guidance. The new rules will change the accounting for convertible debt instruments that permit cash settlement upon conversion, and will apply to the Company’s senior convertible debentures. The FSP will require the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The Company will be required to determine the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability will be recorded as additional paid-in capital. Effectively, the convertible debt will be required to be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) will be accreted to interest expense over the expected life of the senior convertible notes. The Company will be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. The adoption will not have an impact on the Company’s cash flows. When issued, ABP 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The impact of adopting APB 14-1 as of January 1, 2009 is expected to result in a decrease in noncurrent assets (deferred tax assets and capitalized debt issuance costs) totaling $13.9 million, a decrease in long-term debt of $37.1 million, an increase to additional paid in capital of $28.3 million, and a decrease to retained earnings of $5.2 million. It is estimated that annual earnings after taxes will be reduced between $2.2 million and $3.2 million over the remaining life of the convertible debt as a result of the required increase in non-cash interest expense from accretion of the debt discount under the effective interest rate method.
     On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, deferring the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company is evaluating the impact, if any, the adoption would have on the Company’s consolidated financial position or its results of operations.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. In addition to expanding the types of transactions that will now qualify as business combinations, SFAS No. 141(R) also provides that acquisition costs will generally be expensed as incurred; minority interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, “Accounting and Reporting of Minority Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.
          Issued in December 2007, SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as minority interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding minority interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of FAS 160 will result in a reclassification of our minority interest in EMSL as equity effective January 1, 2009. At December 31, 2008, minority interest in EMSL was approximately $18.6 million.

4. Acquisitions
          DeepOcean and CTC Marine
          On May 15, 2008, the Company initiated a series of transactions that resulted in the acquisition of all the equity ownership of DeepOcean ASA, a Norwegian public limited liability company (“DeepOcean”). The Company began consolidating DeepOcean’s results on May 16, 2008, the date it obtained constructive control of DeepOcean. The Company’s ownership of DeepOcean ranged from 54% on May 16, 2008 to in excess of 99% by June 30, 2008. At December 31, 2008, the Company has a 100% interest in DeepOcean.
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
          Subsequent to May 16, 2008, Trico Shipping purchased an additional 2,700,000 DeepOcean shares in the open market at a price of NOK 32 per share (approximately $17.2 million), representing approximately 2.5% of the fully diluted capital stock of DeepOcean. As a result of the transactions described above, and in accordance with the Norwegian Securities Trading Act, on May 30, 2008 Trico Shipping initiated a mandatory cash offer for all the remaining DeepOcean shares it did not own. The aggregate value of the mandatory offer price was NOK 32 per share, including a previously announced NOK 0.50 per share dividend amount. On June 13, 2008, Trico Shipping acquired an aggregate of 39,270,000 DeepOcean shares, consisting of all the shares owned by DOF ASA (DOF), a significant DeepOcean shareholder, as well as an additional 4,050,000 shares purchased in the open market for NOK 32 per share (approximately $246.7 million). These acquisitions represent approximately 36.3% of DeepOcean’s fully diluted shares of capital stock, with the DOF shares representing approximately 32.6% of the fully diluted capital stock of DeepOcean. Following these transactions the Company owned 90.4% of DeepOcean’s fully diluted capital stock. The mandatory cash offer period ended on June 30, 2008, at which time the Company’s ownership of DeepOcean’s fully diluted capital stock increased to 99.7%. On August 29, 2008, DeepOcean delisted from the Oslo Bors exchange. The Company acquired the remaining 284,965 shares of DeepOcean outstanding at a purchase price of 32 NOK per share.
          The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities (Note 5), the proceeds from the issuance of $300 million of 6.5% convertible debentures (Note 5) and the issuance of the Company’s equity instruments in the form of phantom stock units (Note 7).

          Below is a summary of the acquisition costs as of December 31, 2008 (in thousands):

Cash consideration	$633,505	(a)
Issuance of phantom stock units	55,588
Acquisition-related costs	9,914

	$699,007

(a)	U.S. Dollar investment reflects the conversion of NOK amounts funded using the applicable foreign exchange rates in effect on the dates of funding. The total investment in DeepOcean shares was NOK 3,460,706,976 ($690.1 million) including net cash acquired of NOK 695,000,000 ($137.3 million) on May 16, 2008.
          In accordance with SFAS No. 141, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition dates. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount and growth rates. The excess of purchase price over the estimated fair value of the net assets acquired at the date of acquisition was recorded as goodwill.
          The operations of DeepOcean will be reflected in the Company’s Subsea Services segment and the operations of CTC Marine will be reflected in the Company’s Subsea Trenching and Protection segment.
          Below is a summary of the allocation of the purchase price valued on the dates of acquisition and updated through December 31, 2008 (in thousands):

Cash and cash equivalents	$137,320
Property and equipment	435,787	a
Goodwill	234,053	b
Indefinite-lived intangible assets	40,881
Amortizable intangible assets and other	135,959	c
Net working capital deficit, excluding acquired cash	(25,006	) d
Long-term debt assumed	(222,230)
Deferred income tax	(35,786)
Other long-term liabilities	(1,971	) e

Total	$699,007

a.	Reflects the estimated fair value of the tangible assets of DeepOcean and CTC Marine. The subsea equipment acquired from DeepOcean and CTC Marine has estimated depreciable lives ranging from two to 15 years. The marine vessels acquired have estimated useful lives approximating 20 to 25 years.

b.	The goodwill is not deductible for tax purposes. Goodwill recorded in the Subsea Services and Subsea Trenching and Protection segments was $181.1 million and $52.9 million, respectively. See Note 3 for discussion of impairment.

c.	Primarily reflects value associated with the customer relationships of DeepOcean and CTC Marine. Accumulated amortization related to the intangible assets for the period from May 16, 2008 to December 31, 2008 totaled $7.6 million. The estimated useful lives of the customer relationships ranges from 11 to 13 years and is being amortized using the straight-line method. See Note 3 for discussion of impairment.

d.	Includes $59.5 million of short-term and current maturities of debt assumed in the acquisition.

e.	Primarily includes pension liabilities. The Norwegian companies of DeepOcean are required to maintain occupational pension plans.

          Active Subsea
          On November 23, 2007, the Company acquired all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), for approximately $247.6 million, and changed its name to Trico Subsea. The Company used available cash to fund this acquisition. Active Subsea has eight MPSVs, currently under construction and scheduled for delivery in 2009, 2010 and 2011 that are designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities. The Company assumed Active Subsea’s construction commitments for these vessels in the acquisition. The acquisition included long-term contracts for three of these MPSVs with contract periods ranging from two to four years. Two of these contracts also provide for multi-year extensions. At the time, this acquisition more than doubled the number of vessels in the Company’s fleet with subsea capabilities and allowed the Company to further leverage its global footprint and broaden its customer base to include subsea services and subsea construction companies.
          The following table summarizes the allocation of the purchase price (in thousands):

Cost of the acquisition:
Cash paid for acquisition from available cash	$243,000
Cash paid for other acquisition costs	4,000
Assumed liabilities	648

$247,648

Allocation of the purchase price:
Working capital	$27,215
Construction in progress	220,433

$247,648

          Pro forma Information
          The following unaudited pro forma information assumes that the Company acquired DeepOcean and CTC Marine effective January 1, 2008 and January 1, 2007. The pro forma information also assumes that the Company acquired Active Subsea January 1, 2007 (amounts in thousands, except per share data).

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	Historical	Pro Forma	Historical	Pro Forma
		(Unaudited)		(Unaudited)
Revenues	$556,131	$703,561	$256,108	$586,657
Operating income (loss)[a]	(127,545)	(158,268)	66,630	49,485
Income (loss) before income taxes and minority interest in consolidated subsidiary [b]	(89,549)	(145,753)	60,499	(10,454)
Net income (loss)	$(111,163)	$(159,502)	$62,931	$(5,750)

Diluted net income (loss) per share of common stock	$(7.54)	$(10.82)	$4.16	$(0.39)
Diluted weighted average shares outstanding	14,744	14,744	15,137	14,558

a.	Pro forma amounts for the year ended December 31, 2008 include the effect of non-recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $17.9 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work.

b.	Pro forma amounts include acquisition-related debt costs ($16.3 million for both of the years ended December 31, 2008 and 2007, respectively), including the amortization of debt discount on the 6.5% Debentures (Note 5). The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.
          At December 31, 2008, the purchase price and purchase price allocation were finalized.

5. Long Term Debt
          Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2008. The Company’s debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
$278.0 million face amount, 6.5% Senior Convertible Debentures net of unamortized discount of $45.0 million, interest payable semi-annually in arrears, maturing on May 15, 2028	$232,998	—
3.0% Senior Convertible Debentures, payable semi-annually in arrears, maturing on January 15, 2027	150,000	150,000
$200 million Revolving Credit Facility(1) maturing in May 2013	160,563	—
$100 million Revolving Credit Facility(1) maturing no later than December 2017	15,000	—
$50 million US Revolving Credit Facility Agreement (1) maturing in January 2011	46,460	—
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,915	8,174
NOK 260 million Short Term Credit Facility interest at 8.3% maturing on on February 1, 2009	11,631	—
EMSL Revolving Credit Facility Agreement, bearing interest at LIBOR plus a margin of 0.08%	—	2,000

Debt assumed in the acquisition of DeepOcean:
NOK 350 million Revolving Credit Facility(1), maturing December 1, 2014	61,531	—
NOK 230 million Revolving Credit Facility(1), maturing June 1, 2012	21,233	—
NOK 150 million Additional Term Loan(1), maturing December 18, 2011	10,398	—
NOK 200 million Overdraft Facility(1), maturing June 21, 2010	3,207	—
23.3 million Euro Revolving Credit Facility(1), maturing March 31, 2010	19,717	—
$18 million Revolving Credit Facility(1), maturing December 5, 2011	16,000	—
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	9,812	—
24.2 million Sterling Asset Financing Revolving Credit Facility(1), maturing no later than January 31, 2015	17,286	—
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,172
Other debt assumed in the acquisition of DeepOcean, maturing from March 2009 to August 2014	8,695	—
Fresh-start debt premium	312	371

Total debt	805,930	160,545
Less current maturities	(82,982)	(3,258)

Long-term debt	$722,948	$157,287

(1)	Interest on such credit facilities is at London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.75% to 2.55%. The three month LIBOR rate was 1.8% and 5.0% and the three month NIBOR rate was 3.97% and 5.88% for the periods ending December 31, 2008 and December 31, 2007, respectively.

     Maturities of debt during the next five years and thereafter based on debt amounts outstanding as of December 31, 2008 are as follows (in thousands):

2009	$82,982	a
2010	85,019	b
2011	79,589	b
2012	48,981	b
2013	60,441	b
2014 and beyond	493,608	b c

	850,620
Fresh start debt premium	312
Unamortized discount on 6.5% Debentures	(45,002)

Total debt	$805,930

a.	Potential make-whole payments under the Company’s 6.5% Debentures are not included.

b.	If the maturities of certain debt agreements with SR Bank are amended in accordance with the agreed term sheet, approximately $86.0 million of maturities of debt shown in the above table in the years between 2010 and 2014 would all be due on January 1, 2010.

c.	Includes the $278 million of 6.5% Debentures and the $150 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.
     6.5% Convertible Debentures. On May 14, 2008, the Company entered into a securities purchase agreement under which the Company agreed to sell $300 million aggregate principal amount of its 6.5% Senior Convertible Debentures (the 6.5% Debentures) due 2028 to certain institutional investors. On May 16, 2008, the Company issued $300 million of the 6.5% Debentures in a private placement transaction. The 6.5% Debentures are governed by an indenture, dated as of May 16, 2008, between the Company and Wells Fargo Bank, National Association, as trustee. The Company received net proceeds of approximately $287 million, after deducting offering costs of approximately $13 million, which were capitalized as debt issuance costs and are being amortized over the life of the 6.5% Debentures. Net proceeds of the offering were used to partially fund the acquisition of DeepOcean (Note 4).
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
          The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures, subject to adjustment. The conversion rate will be adjusted upon certain events including (i) stock dividends; (ii) certain subdivisions, combinations or reclassifications of the Company’s common stock; (iii) certain issuances or distributions to all or substantially all holders of the Company’s common stock; and (iv) certain other events. In addition, in the event of certain types of fundamental changes (as defined in Note 2), holders of the debentures may elect either to receive an interest make-whole payment or to cause the Company to increase the conversion rate by a number of additional shares of the Company’s common stock (which reflect the approximate value of interest that would have accrued under the 6.5% Debentures at the applicable interest rate for the period from the applicable conversion date through May 15, 2013). Any of these adjustments to the conversion rate could mean that the number of shares of the Company’s common stock that are actually issuable upon conversion of all debentures may increase above the 7,422,069 shares that would be issuable if holders elected to convert their debentures and the Company decided to settle the conversion in shares of its common stock (and no cash) at the initial conversion rate. There is both a maximum and minimum number of shares that may ultimately be issued under any adjustment of the conversion rate pursuant to these specific situations that allow for the modification of the initial conversion rate. None of these conditions have occurred as of December 31, 2008. The conversion feature associated with the debentures is considered an embedded derivative as defined is SFAS No. 133. See Note 6 for further discussion.
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
          Interest on the 6.5% Debentures is payable semiannually in arrears on May 15 and November 15 of each year beginning November 15, 2008. The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased. The indenture governing the 6.5% Debentures contains negative covenants with respect to, among other things, the Company incurring any indebtedness that is senior to or equal to the 6.5% Debentures other than the permitted indebtedness, or any liens or encumbrances other than the permitted liens.
          At any time prior to May 15, 2011, subject to certain conditions, the Company may redeem up to 50% of the original principal amount of the 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of the Company’s common stock has exceeded the 6.5% Debentures initial conversion price by 175%, equating to $70.74 per share, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. Beginning on May 15, 2011, the Company may redeem any outstanding 6.5% Debentures in whole or in part for cash, at a price equal to 100% of the principal amount of the 6.5% Debentures plus accrued and unpaid interest to, but not including, the redemption date, at any time if the last reported sale price of the Company’s common stock has exceeded 175% of the initial conversion price of the 6.5% Debentures for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice.
          On or after May 15, 2013, the Company may redeem for cash all or a portion of the 6.5% Debentures at a redemption price of 100% of the principal amount of the 6.5% Debentures to be redeemed plus accrued and unpaid interest, to, but not including, the redemption date. Holders may require the Company to purchase all or a portion of their 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023. In addition, if the Company experiences specified types of corporate transactions, holders may require the Company to purchase all or a portion of their 6.5% Debentures. Any repurchase of the 6.5% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 6.5% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase. Since the issuance of the 6.5% Debentures, at no time has the Company exceeded the threshold for initiating its right to call the 6.5% Debentures.
          In December 2008, two holders of the Company’s 6.5% senior convertible debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of the Company’s common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. The Company recognized a gain on conversion of $9.0 million. Subsequent to the end of 2008, seven holders of the Company’s 6.5% senior convertible debentures converted $13.1 million principal amount of the debentures, collectively, for a combination of $3.7 million in cash related to the interest make-whole provision and 324,960 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. As of the date hereof, there are approximately $264.9 million principal amount of the 6.5% senior convertible debentures outstanding.
          3% Senior Convertible Debentures. In February 2007, the Company issued $150.0 million of 3% senior convertible debentures due in 2027 (the 3% Debentures). The Company received net proceeds of approximately $145.2 million after deducting offering costs of approximately $4.8 million, which were capitalized as debt issuance costs and are being amortized over the life of the 3% Debentures. Net proceeds of the offering were for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes.
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
          The 3% Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares. Holders may convert their 3% Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (1) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 3% Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (3) if the 3% Debentures have been called for redemption; or (4) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3% Debentures (the “Indenture”). Holders may also convert their 3% Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change (as defined in the Indenture See Note 2), we will increase the conversion rate for a holder who elects to convert its 3% Debentures in connection with such corporate transactions in certain circumstances. None of these conditions have been met at December 31, 2008.
          We may not redeem the 3% Debentures before January 15, 2012. On or after January 15, 2012, we may redeem for cash all or a portion of the 3% Debentures at a redemption price of 100% of the principal amount of the 3% Debentures to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. In addition, holders may require us to purchase all or a portion of their 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. In addition, if we experience specified types of corporate transactions, holders may require us to purchase all or a portion of their 3% Debentures. Any repurchase of the 3% Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 3% Debentures to be purchased plus accrued and unpaid interest to the date of repurchase. The conversion feature associated with these debentures has not been accounted for as a separate derivative instrument under SFAS No 133. However, the accounting for this instrument has changed effective January 1, 2009. See Note 3 for additional discussion.
          $200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, Trico Shipping AS and certain other subsidiaries of the Company entered into a credit agreement (as amended the $200 Million Credit Agreement) with various lenders. The $200 Million Credit Agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents. The final $10 million of availability was contingent on delivery of the Sapphire, which was subsequently cancelled, which limited the maximum availability to $190 million. The commitment under the facility reduces by $10 million each quarter and continuing through the quarter ending June 30, 2010, at which time the facility will reduce by $6 million per quarter until March 31, 2013. The commitment under the facility is currently $170 million. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 2.25% (subject to adjustment based on consolidated leverage ratio). The $200 million credit facility matures May 14, 2013.
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
          $50 million U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the U.S. Credit Facility) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under the U.S. Credit Facility reduces to $40 million after one year and to $30 million after two years. A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment under this Facility to $35 million. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 2.25% (subject to adjustment based on consolidated leverage ratio). The facility matures on January 31, 2011.
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
          6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $6.9 million is outstanding at December 31, 2008. The notes are guaranteed by the Company and the U.S Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
          NOK 260 million Short Term Credit Facility. In May 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the Short Term Credit Facility). The Short Term Credit Facility provides for a NOK 260 million short term credit facility (approximately $37.3 million at December 31, 2008) that Trico Shipping is using for general corporate purposes. The facility was scheduled to mature on November 1, 2008, but the facility agreement has been amended to extend the term of the facility until February 1, 2009. Interest on the facility accrued at an average 9.05% per annum rate until November 1, 2008, at which time the interest rate increased to 9.9%. This facility was repaid in full at maturity on February 2, 2009.

          EMSL Credit Facility Agreement. In June 2007, EMSL, a jointly owned subsidiary of the Company, entered into a credit facility agreement (the EMSL Credit Facility). During the first half of 2008, EMSL, using its operating cash flow, repaid the EMSL Credit Facility in full and it was subsequently terminated.
           NOK 300 million Senior Notes. In October 2006, DeepOcean issued NOK 300 million of Senior Notes (Notes) due October 9, 2009. The Notes proceeds were used in the acquisition of CTC Marine and for general corporate purposes. The coupon rate on the Notes is the 3-month NIBOR rate plus 1.65%, and is payable quarterly. The Notes were scheduled to mature in October 2009. The Notes were subject to a change in control provision that was triggered when the Company acquired a majority interest in DeepOcean. This provision allowed the holders of the Notes to exercise a put option if exercised within two months following notice of the change of control of DeepOcean. The last day for holders to exercise this put option was July 28, 2008. Holders of the Notes exercised their put option for cash of approximately NOK 236 million pursuant to these put options. The Company cash settled the remaining approximate NOK 62 million ($10.5 million) of Notes in the third quarter of 2008 and no amounts were outstanding at December 31, 2008.
          NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into this NOK 350 million credit facility (approximately $50.2 million at December 31, 2008). This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK. The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavor, a portion of DeepOcean’s inventory and other security documents. The commitment under the facility decreases semi-annually by NOK 10 million (approximately $1.4 million at December 31, 2008) with a balloon payment at its December 1, 2014 maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 1.75% for NOK borrowings and the LIBOR rate plus 1.75% for U.S. Dollar borrowings and is payable quarterly. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio, and book equity ratio.
          NOK 230 million Revolving Credit Facility. DeepOcean entered into this agreement in July 2007. This facility is part of a larger composite credit facility that has capacity of approximately NOK 1.0 billion ($143.4 million) but has subsequently been reduced to NOK 585 million ($83.9 million). This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.1 million at December 31, 2008) with a final NOK 150.7 million ($21.6 million) balloon payment due at the June 1, 2012 maturity date. Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio, and book equity ratio.
          NOK 150 million Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million ($33.0 million) facility discussed above, this NOK 150 million ($21.5 million) term loan is part of a larger NOK 585 million ($83.9 million) composite facility. The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with inventory up to NOK 1.0 billion ($143.4 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million ($2.2 million) semi-annual payments due in June and December every year until December 18, 2011 when the debt matures. Interest on the debt accrues at LIBOR plus 1.75% and is payable quarterly. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio, and book equity ratio.
          NOK 200 million Overdraft Facility. DeepOcean entered into a multicurrency cash pool system agreement in July 2007. In conjunction with the cash pool system, Deep Ocean has a multi-currency cash pool credit of up to NOK 200.0 million. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($143.4 million) but has subsequently been reduced to NOK 585 million ($83.9 million). This NOK 200 million cash pool credit is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio, and book equity ratio. The facility matures on June 21, 2010.
          Regarding the NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan and NOK 200 million Overdraft Facility, the Company and the principal lender have entered into a definitive term sheet, subject to final documentation, to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, and increase certain fees and margins. In conjunction with the signature of this term sheet and the waiver received regarding the listing requirement on the Oslo Stock Exchange, the Company made a prepayment of NOK 50 million ($7.2 million) and agreed to a retroactive increase in fees and margins to September 1, 2008. The total amount outstanding under these facilities as of December 31, 2008 was $96.4 million.
          DeepOcean has $14.2 million of finance leases to finance certain of its equipment including ROVs. These leases have terms of seven years. These leases are cross defaulted to the NOK 350 million Revolving Credit Facility, NOK 230 Revolving Credit Facility and NOK 150 million Additional Term Loan, including the NOK 200 Overdraft Facility.
           23.3 million Euro Revolving Credit Facility. In October 2001, a subsidiary of DeepOcean entered into this multi-currency facility, which provides for Euro and U.S. Dollar borrowings. The purpose of this facility was to fund the construction of the vessel Arbol Grande. The facility is secured by a first priority lien on the Arbol Grande. Interest on the loan is payable quarterly at LIBOR plus 2.25%. The facility was scheduled to mature on November 30, 2008 and has been amended and extended to March 31, 2010. This facility is subject to financial convenants with respect to leverage ratio, net worth and minimum liquidity and affirmative and negative covenants.
          $18 million Revolving Credit Facility. In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the vessel Atlantic Challenger. This facility is secured with a first priority lien on the Atlantic Challenger. This facility is subject to a mandatory $0.5 million per quarter payment. Interest under the facility accrues at LIBOR plus 2.25% and is payable quarterly. The facility is subject to financial convenants with respect to leverage ratio, net worth and minimum liquidity and affirmative and negative covenants.
          8 million Sterling Overdraft Facility. CTC Marine uses this secured short term overdraft facility in its normal business operations. The facility actually has gross capacity of 12 million Sterling ($17.5 million) but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, U.S. Dollars, NOK, Australian Dollars and Euros. At December 31, 2008, CTC Marine had cash totaling $6.1 million, which means the net borrowings on the overdraft facility were $3.7 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears. The facility is secured by the property and equipment of CTC Marine.
          24.2 million Sterling Asset Financing Facilities. CTC Marine has two asset facilities totaling 24.2 million Sterling ($35.4 million) to finance new and existing assets. The Asset Finance Loan Facility (Existing Assets Facility) has a commitment of 8.3 million Sterling ($12.1 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus a margin of between 1.65% and 2.55%. As of December 31, 2008, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 5.2 million Sterling ($7.6 million). The Asset Finance Loan Facility (New Assets Facility) has a commitment of 15.9 million Sterling ($23.2 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%. The final asset to be financed under the New Assets Facility was delivered in the fourth quarter of 2008. As of December 31, 2008, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 6.6 million Sterling ($9.7 million). These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean. These asset finance loan facilities are subject to certain customary covenants and their outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility. These facilities are subject to quarterly reductions of their borrowings.
          Due to the goodwill and intangible impairment taken at December 31, 2008, the Company received either a wairer or a retroactive amendment changing the definition to exclude write downs of goodwill and/or nonamortizing intangible assets subsequent to year end in its $200 million Revolving Credit Facility, $100 million Revolving Credit Facility, $50 million U.S. Revolving Credit Facility Agreement, $18 million Revolving Credit Facility and 23.3 million Euro Revolving Credit Facility Such that the Company was in compliance with its minimum net worth requirement. Waivers related to its minimum net worth requirement as of December 31, 2008 and amended the credit facilities on a go forward basis to exclude the effect of this impairment.
          Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders, which is outside the control of the Company. Additionally, certain of the Company’s debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under other of the Company’s debt agreements.

           The Company’s capitalized interest totaled $17.5 million, $1.4 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
6. Derivative Instruments
          The conversion feature associated with the 6.5% Debentures is considered an embedded derivative as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133 the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of operations. The estimated fair value of the derivative on May 14, 2008 (the date of issuance) was $53.8 million, which was included as a noncurrent derivative liability on the balance sheet with a corresponding amount recorded as a discount on the 6.5% Debentures. At December 31, 2008, the estimated fair value of the derivative was $1.1 million, resulting in a $52.7 million unrealized gain for the year ended December 31, 2008. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions, including the Company’s December 31, 2008 stock closing price of $4.47 per share, expected volatility of 50%, a discount rate of 10.95% using United States Treasury Bond Rates of 1.39% and risk adjusted rates of 7.97% for the time value of options. The discount on the 6.5% Debentures is being accreted through an additional non-cash charge to interest expense over a five year period given that the debentures include a number of put and call options held by the holders and the Company that make it probable that the debt will be redeemed or converted by the first put option date of May 15, 2013. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.8% on these convertible notes. The reduction in our stock price is the primary factor influencing the change in value of this derivative and its impact on our net income. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
          Separately, in June 2008, the Company settled a foreign currency hedge it assumed in its acquisition of DeepOcean. Upon settlement, the Company received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value recorded in purchase accounting on May 16, 2008. This $2.5 million loss was recorded in “Other expense, net” in the Consolidated Statements of Income for the year ended December 31, 2008.
7. Phantom Stock Units
          In connection with the acquisition of DeepOcean, West Supply IV AS (West Supply), a significant DeepOcean shareholder, and certain members of DeepOcean management and their controlled entities were paid cash and issued phantom stock units (PSUs) by the Company as payment for their DeepOcean shares at NOK 32 per share. Each phantom stock unit permits the holder to acquire one share of the Company’s common stock for no additional consideration upon exercise, subject to certain vesting restrictions described below, or, at the Company’s option, it may pay the holder the cash equivalent of such shares of common stock, based on the weighted average trading price of the Company’s common stock during the last three trading days prior to each respective exercise date. West Supply received 50% of its sale consideration in PSUs, while certain DeepOcean management members received 40% of their sales proceeds in the form of PSUs.
          In connection with the Company’s acquisition of West Supply’s shares of DeepOcean, a PSU agreement between the entities resulted in the Company issuing 1,352,558 PSUs to West Supply. The PSUs are not exercisable until January 11, 2009, which is 181 days after the completion and settlement of the mandatory tender offer (July 11, 2008) and expires on July 11, 2013, which is the fifth anniversary of the completion and settlement of the mandatory tender offer. The PSUs issued to West Supply are subject to certain U.S. legal restrictions on foreign ownership of U.S. maritime companies, which are included in the phantom stock unit agreements. The shares of common stock that would be issued upon the exercise of the PSUs have been registered with the Securities and Exchange Commission.
          In May 2008, the Company also entered into PSU agreements with certain members of DeepOcean management and their controlled entities. Pursuant to these management PSU agreements, the Company issued an aggregate of 229,344 PSUs.
          The PSUs issued to DeepOcean management and their controlled entities are subject to certain vesting and exercise periods. Generally, half of the PSUs granted to the members of DeepOcean’s management and their controlled entities vest and may be exercised on July 11, 2009, and the other half vest and may be exercised on July

11, 2010, the second anniversary of the completion and settlement of the mandatory tender offer. These vested PSUs are exercisable from such dates until July 11, 2013. All such PSUs fully vest and become exercisable upon certain change of control of the Company or if DeepOcean’s earnings before interest, taxes, depreciation and amortization for its fiscal year ended December 31, 2008 is greater than NOK 489 million ($70.1 million), which DeepOcean did not achieve at December 31, 2008. There are certain other non-service related vesting provisions for certain senior members of DeepOcean management upon their retirement from the Company.
          The value of the PSUs issued to West Supply and certain members of DeepOcean’s management and their controlled entities was $35.14 per share calculated based upon the average trading price of the Company’s stock around the acquisition date. The total amount recorded as a component of equity for the issuance of PSUs in connection with the acquisition was $55.6 million.
8. Fair Value Measurements
          On September 16, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company adopted SFAS No. 157 effective January 1, 2008, with no material impact on the Company’s consolidated financial position or its results of operations.
          To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:
•	Level 1 — Valuations utilizing quoted, unadjusted prices for identical assets or liabilities in active markets that the Company has the ability to access. This is the most reliable evidence of fair value and does not require a significant degree of judgment.

•	Level 2 — Valuations utilizing quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 — Valuations utilizing significant, unobservable inputs. This provides the least objective evidence of fair value and requires a significant degree of judgment. Inputs may be used with internally developed methodologies and should reflect an entity’s assumptions using the best information available that market participants would use in pricing an asset or liability.
          On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP 157-3 had no impact on the Company’s consolidated financial position or its results of operations.
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
          Cash, cash equivalents, accounts receivable and accounts payable: The carrying amounts approximate fair value due to the short-term nature of these instruments.
          Debt: The fair value of the Company’s fixed rate debt is based on quoted market prices and falls under the SFAS No. 157 hierarchy at a Level 2.

          The carrying amounts and fair values of debt, including accrued interest were as follows (in thousands):

	2008	2007
Carrying amount	$805,930	$160,545
Fair value	562,783	173,655
          As discussed in Note 6, the Company’s conversion feature contained in its 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The Company has determined that the derivative represents a Level 3 financial liability in the fair value hierarchy. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model include the Company’s stock closing price of $4.47, expected volatility of 50%, a discount rate of 10.95%, using United States Treasury Bond Rates of 1.39% and risk adjusted rates of 7.97% for the time value of options. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

Balance on May 14, 2008 (Note 6)	$53,772
Unrealized gain for the period May 14, 2008 through December 31, 2008	(52,653)

Balance on December 31, 2008	$1,119

9. Asset Sales
          As of December 31, 2007, assets held for sale included land and buildings related to the Company’s Houma, Louisiana site and two marine vessels. In 2007, the Company decided to relocate its Houma, Louisiana site to St. Rose, Louisiana and to sell the land and buildings located in Houma. These assets had an aggregate net book value of approximately $1.7 million. The Houma facility sale was completed in February 2008 for net proceeds of $4.6 million, resulting in a $2.9 million gain on sale.
          Marine vessels held for sale at December 31, 2007 included a crew boat and a supply vessel. During 2008, the Company sold the supply boat for $0.7 million in January 2008 and sold three vessels in April 2008 for net proceeds of $1.7 million. The sale price of these marine vessels sold in 2008 approximated their carrying value.
          During 2007, three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million.
10. Other Assets
          The Company’s other assets consist of the following (in thousands):

	As of December 31,
	2008	2007
Deferred financing costs, net of accumulated amortization of $5.2 million and $1.8 million at December 31, 2008 and 2007, respectively	$16,996	$4,346
Pension assets	236	183
Marine vessel spare parts	2,265	2,654
Capitalized information system costs	2,858	2,032
Restricted cash, noncurrent	—	3,813
Other	3,365	2,830

Other assets	$25,720	$15,858

11. Income Taxes
           Income (loss) before income taxes and minority interest in (income) loss of consolidated subsidiary derived from U.S. and international operations are as follows (in thousands):

	2008	2007	2006
United States	$62,776	$16,327	$47,407
International	(152,325)	57,531	43,055

Income (loss) before income taxes and minority interest in (income) loss of consolidated subsidiary	$(89,549)	$73,858	$90,462

          The components of income tax expense from operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income taxes:
U.S. federal income taxes	$694	$844	$970
State income taxes	34	378	—
Foreign taxes	7,375	6,308	2,897
Deferred income taxes:
U.S. federal income taxes	26,507	8,134	15,591
State income taxes	638	507	979
Foreign taxes	(20,425)	(2,812)	13,286

Total income tax expense	$14,823	$13,359	$33,723

          The Company’s deferred income taxes represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities, as follows (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current
As of December 31, 2008
Property and equipment	$—	$—	$—	$23,089
Foreign tax credit	8,740	—	—	—
Insurance reserves	852	—	—	—
Net operating loss carryforwards	—	70,405	—	—
Nonamortizable intangibles	—	—	—	11,199
Mark-to-market derivative	—	—	—	15,504
Company incentive plans	138	—	—	—
Other	1,373	—	—	1,815

	$11,103	$70,405	$—	$51,607

Current deferred tax assets, net				$11,103

Non—current deferred tax asset, net — U.S. jurisdiction				$24,483

Non—current deferred tax asset, net — Foreign jurisdiction				$45,923

Valuation Allowance				$32,324

Deferred tax asset after valuation, net				$49,185

Non—current deferred tax liabilities, net — U.S. Jurisdiction				$26,631
Non—current deferred tax liabilities, net — foreign jurisdiction				24,977

Deferred tax liability, net				$2,423

	Deferred Tax Assets		Deferred Tax Liabilities
	Current	Non-Current	Current	Non-Current
As of December 31, 2007
Property and equipment	$—	$—	$—	$10,836
Foreign tax credit	5,538	—	—	—
Insurance reserves	1,273	—	—	—
Net operating loss carryforwards	—	36,299	—	—
Company incentive plans	699	—	—	—
Other	848	—	—	1,432

	$8,358	$36,299	$—	$12,268

Current deferred tax assets, net				$8,358

Non—current deferred tax asset, net — U.S. jurisdiction				$23,623

Non—current deferred tax asset, net — Foreign jurisdiction				$408

Valuation Allowance				$32,389

Deferred tax asset after valuation, net				$—

Non—current deferred tax liabilities, net — foreign jurisdiction				$—

           In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been recorded against the Company’s 2008 and 2007 U.S. net operating losses and net deferred tax assets, as management does not consider the benefit to be more likely than not to be realized.
          The Company has undistributed earnings of approximately $272.7 million in its foreign subsidiaries. The Company has not recorded a deferred tax liability with respect to these earnings because the Company does not expect those unremitted earnings to be repatriated and taxable to the Company. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries has not been disclosed because it is impractical to calculate the amount at this time. The Company does not anticipate repatriating funds from its Cayman Island subsidiary to the U.S.; the Company plans to use the funds in the Cayman Islands for future international expansion. It is not anticipated that the Company will need to repatriate any additional funds from Norway in the near future to fund U.S. operations or expansion.
          The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	Years ended December 31,
	2008	2007	2006
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	(0.8%)	1.2%	1.1%
Foreign tax rate differential	25.25%	(29.8%)	(3.9%)
Impairment of goodwill and intangibles	(67.30%)	—	—
Change in foreign tax laws	0.0%	(3.8%)	0.0%
Non-deductible items in foreign jurisdictions	1.6%	3.1%	1.7%
Other foreign taxes	(3.6%)	5.6%	2.3%
U.S. tax on deemed repatriation	(5.1%)	3.2%	0.0%
Uncertain tax positions	(1.7%)	4.4%	0.0%
Alternative minimum tax	(0.4%)	(1.3%)	1.1%
Other	0.4%	0.5%	0.0%

Effective tax rate	(16.6%)	18.1%	37.3%

          A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. To date, the Company has released approximately $36.8 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account. As of December 31, 2008, the remaining net operating loss was approximately $69.8 million.
          Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations and the emphasis to expand the Company’s presence in growing international markets constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2008. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid-in-capital at the time the valuation allowance is reduced. If the Company’s U.S. operations continue to be profitable, it is possible we will release the valuation allowance at some future date.
          As of December 31, the Company has remaining net operating losses in certain of its Norwegian and Brazilian entities totaling $152.9 million, resulting in a deferred tax asset of $43.4. A valuation allowance of $23.4 million was provided against the financial losses generated in one of the Companies Norwegian tonnage entities as the loss can only be utilized against future financial taxable profit and it is not possible to use group relief to offset taxable profits and losses for group companies subject to tonnage taxation. The remaining losses have an indefinite carry forward and will not expire.
          Uncertain Tax Positions — The Company conducts business globally and, as a result, its or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities worldwide, including such major jurisdictions as Norway, Mexico, Brazil, Nigeria, Angola, Hong Kong, China, United Kingdom, Australia and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

          The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized approximately $0.1 million to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in thousands):

Balance at January 1, 2007	$143
Additions based on tax positions related to the current year	678
Additions for tax positions of prior years	1,506

Balance at December 31, 2007	2,327
Additions based on tax positions related to the current year Additions for tax positions of prior years	1,008
Reductions for tax positions of prior years	(116)
Settlements	(1,098)

Balance at December 31, 2008	$2,121

          The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized approximately $0.1 million and $1.1 million, respectively, in interest and penalties.
          Norwegian Shipping Tax Regime - Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process in essentially the same form as proposed in October 2007. This new tonnage tax regime is applied retroactively to January 1, 2007 forward and is similar to other EU tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage based tax. Unlike the current regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.
          As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $36.0 million) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $18.1 million) can be met through qualified environmental expenditures. Any remaining portion of the environmental part of the liability not expended at the end of fifteen years would be payable to the Norwegian tax authorities at that time. At December 31, 2008, the Company’s total tonnage tax liability was NOK 359 million ($51.5 million).
          The Company’s policy under the previous regime was to recognize the deferred taxes associated with the earnings of its Norwegian Shipping tax regime subsidiary based on the 28% Norwegian statutory rate, which as of December 31, 2006, totaled NOK 394 million ($56.5 million at December 31, 2006). As a result of the enactment, the accumulated untaxed shipping profits were calculated pursuant to the transitional rules and determined to be NOK 377 million ($54.0 million at December 31, 2006). The Company adjusted its liability and recognized a foreign tax payable of $69.4 million and a tax- benefit in earnings of $2.8 million in 2007 related to the change.
          Tonnage Tax Restructuring. Trico Shipping AS, as a Norwegian tonnage tax entity, cannot own shares in a non-publicly listed entity with the exception of other Norwegian tonnage tax entities. Subsequent to the acquisition of Deep Ocean ASA by Trico Shipping AS, Deep Ocean ASA was delisted from the Oslo Bors exchange in August 2008. Trico Shipping AS had until January 31, 2009, under a series of waivers provided by the Norwegian Central Tax Office, to transfer its ownership interest in Deep Ocean AS and the non tonnage tax entities. Failure to comply with this deadline would have resulted in the income of Trico Shipping AS being subject to a 28% tax rate and an exit tax liability, payable over a ten year period, being due and payable immediately. In a series of steps completed in December of 2008 and January of 2009, the ownership of Deep Ocean AS and its non tonnage tax related subsidiaries was transferred to Trico Supply AS and the tonnage tax related entities owned by Deep Ocean AS became subsidiaries of Trico Shipping AS. Following completion of these steps on January 30, 2009, Trico satisfied the tonnage tax requirements.
          Mexican Tax System Changes — On October 1, 2007, the Mexican Government enacted substantial changes to its tax system. The new tax law generally took effect on January 1, 2008. Of particular importance is the law’s introduction of a flat tax (known as IETU), which replaces Mexico’s asset tax and will apply to taxpaying entities along with Mexico’s regular income tax. The Company believes that this flat tax is an income tax and should be accounted for under FASB Statement No. 109, Accounting for Income Taxes. In addition, the Company filed a claim with the Mexican judicial system challenging the constitutionality of this tax.

12. Stockholders’ Equity
          Authorized Shares — In August 2008, holders of shares of the Company’s common stock approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 25,000,000 to 50,000,000 shares.
          Common Stock Repurchase Program — In July 2007, the Company’s Board of Directors authorized the repurchase of $100.0 million of the Company’s common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). The Company expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87 during 2007. There were no share purchases under the repurchase program in 2008. Other than shares purchased pursuant to the agreement described below, all shares were repurchased in open market transactions.
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
          Warrants to Purchase Common Stock — In 2005, the Company issued 499,429 Series A Warrants (representing the right to purchase one share of the Company’s new common stock for $18.75 expiring on March 15, 2010) and 499,429 Series B Warrants (representing the right to purchase one share of the Company’s new common stock for $25.00 expiring on March 15, 2008) to each holder of the Company’s old common stock. During 2008, 1,128 Series A Warrants and 471,747 Series B Warrants were exercised for aggregate proceeds of $11.8 million. On March 17, 2008, 24,241 Series B Warrants expired unexercised and no Series B warrants remain outstanding. As of December 31, 2008, 494,074 Series A Warrants remain available for exercise.
          Stockholder Rights Plan — In April 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (Rights Plan). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007.
          In April 2008, the Board of Directors of the Company approved the termination of the Rights Plan. The Board approved the acceleration of the final expiration date of the rights issued pursuant to the Rights Plan to April 28, 2008, at which date, at the close of business, the Rights Plan was terminated. The Rights have been de-registered and are no longer available for issuance under the Company’s amended by-laws.

13. Earnings Per Share
          Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(111,163)	$62,931	$58,724

Weighted-average shares of common stock outstanding:
Basic	14,744	14,558	14,628
Add dilutive effect of:
Stock options and nonvested restricted stock	—	188	233
Warrants	—	391	345

Total	14,744	15,137	15,206

Earnings per Share:
Basic	$(7.54)	$4.32	$4.01

Diluted	$(7.54)	$4.16	$3.86

          The calculation of diluted earnings per share excludes equity awards representing rights to acquire 1,239, 86 and 58 shares of common stock during 2008, 2007, and 2006, respectively, because the effect was antidilutive. Typically, awards are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
          The Company’s 3% Debentures and 6.5% Debentures were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Notes 5). Although the Company has the option of settling the principle amount of 6.5% Debentures in either cash, stock or a combination of both, management’s current intention is to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary. Therefore, the Company has excluded the potential dilutive effect of the principal amount of these 6.5% Debentures in the calculation of diluted earnings per share.

14. Stock-Based Compensation
          The 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by shareholders, provides for the grant of incentive stock options, non-qualified stock options, restricted stock and unrestricted stock awards to key employees and directors of the Company. There were 487,429 shares remaining available for issuance under the 2004 Plan as of December 31, 2008.
          Stock options granted to date have an exercise price equal to the market value of the common stock on the date of grant and generally expire seven years from the date of grant. Grants of restricted stock are issued at the market value of the common stock on the date of grant. Restricted stock and stock options granted to the Company’s employees generally vest in annual increments over a three or four-year period beginning one year from the grant date and compensation expense is recognized on a straight line basis. Awards granted to directors generally vest after thirty days from the grant date.
          Total stock-based compensation expense recognized was $3.8 million, $3.2 million and $2.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has not recognized any tax benefits in connection with stock-based compensation expense as a result of the valuation allowance recorded against its U.S. net deferred tax assets.
          At December 31, 2008, there was $4.5 million of unrecognized compensation cost related to unvested stock option and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
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

	Years Ended December 31,
	2008	2007	2006

Expected term (years)	4.5	5.0	5.0
Expected volatility	33.00%	35.15%	36.47%
Risk—free interest rate	2.90%	4.77%	4.70%
Expected dividends	—	—	—
          A summary of changes in outstanding stock options as of December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares (in	Average Exercise	Contractual Term	Intrinsic Value (in
	thousands)	Price	(in years)	thousands)

Outstanding at January 1, 2008	228	$22.56
Granted	5	32.16
Exercised	(8)	11.00
Forfeited	(14)	35.96

Outstanding at December 31, 2008	211	$22.35	4.12	$—

Exercisable at December 31, 2008	110	$18.97	3.81	$—

          The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006, was $10.36, $16.18 and $11.77, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was approximately $0.2 million, $2.8 million and $2.0 million, respectively. The Company received $0.1 million in cash from the exercise of stock options during the year ended December 31, 2008.
     Restricted Stock — The following summarizes the activity with respect to nonvested stock awards for the year ended December 31, 2008:

		Weighted Average
	Shares (in	Grant Date Fair
	Thousands)	Value per Share
Nonvested at January 1, 2008	120	$33.80
Granted	208	28.85
Vested	(26)	33.00
Forfeited	(47)	30.93

Nonvested at December 31, 2008	255	$30.37

          The weighted-average grant date fair value of nonvested stock awarded during the years ended December 31, 2008, 2007 and 2006, was $28.85, $37.81, and $29.70, respectively. The total fair value of stock that vested during the years ended December 31, 2008, 2007 and 2006, was $0.9 million, $1.8 million and $0.8 million, respectively.
15. Employee Benefit Plans
           Defined Contribution Plan
          The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ pre-tax contributions up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. For the years ended December 31, 2008, 2007 and 2006, the Company made contributions to the Plan of approximately $0.1 million, $0.2 million and $0.2 million, respectively.
          The Company’s United Kingdom employees at CTC Marine, acquired in May 2008, participate in a defined contribution plan covering substantially all of its employees. The Company contributes 5% of eligible employees’ base salary annually and employee contributions are optional. For the year ended December 31, 2008, the Company contributions totaled approximately $0.3 million.
           Defined Benefit Plans
          United Kingdom Pension Plan — Certain of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. Plan actuarial valuations are determined every three years. The most recent actuarial valuation was completed in 2006 which resulted in a funding deficit of approximately $1.6 million, reflected in other liabilities in the consolidated balance sheet as of December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the Company recognized costs of $0.2 million, $0.6 million, and $1.1 million, respectively, for the MNOPF Plan, representing assessments of current obligations to the MNOPF Plan.
          Norwegian Pension Plans — Substantially all of the Company’s Norwegian employees are covered by two non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations.

          In 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company adopted SFAS No. 158 on December 31, 2006. The adoption of SFAS 158 required the Company to recognize the over-funded pension asset and the under-funded pension liability on the consolidated balance sheets. The Company recognized as accumulated other comprehensive loss, net of taxes, the actuarial gains and losses and Norwegian social security obligations that arose but were not previously required to be recognized as components of net periodic benefit cost. In subsequent periods, other comprehensive income will be adjusted as these amounts are recognized into income as components of net periodic benefit cost.
          The following is a comparison of the benefit obligation and plan assets for the Company’s Norwegian pension plans (in thousands):

	Years Ended December 31,
	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of the period	$6,249	$5,411
Service cost	1,530	721
Interest cost	388	251
Benefits paid	(240)	(318)
Actuarial loss (gain)	(1,361)	684
Settlement (1)	—	(1,321)
Acquisition	6,756	—
Translation adjustment	(1,343)	821

Benefit obligation at end of year	$11,979	$6,249

Change in Plan Assets
Fair value of plan assets at beginning of the period	$6,171	$5,946
Actual return on plan assets	454	299
Contributions	1,580	818
Benefits paid	(1,024)	(318)
Settlement payment (1)	—	(1,498)
Acquisition	4,885	—
Translation adjustment	(1,360)	924

Fair value of plan assets at end of year	$10,706	$6,171

(1)	Due to changes in Norwegian legislation, one of the three Norwegian defined benefit pension plans, outstanding as of December 31, 2006, was terminated on January 1, 2007. The Company accounted for the plan termination as a plan settlement.

          The following table summarizes net periodic benefit costs for the Company’s Norwegian pension plans (in thousands):

	Years Ended December 31,
	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$1,530	$721	$637
Interest cost	388	251	207
Return on plan assets	(406)	(273)	(236)
Social security contributions	115	66	176
Recognized net actuarial loss	39	50	36

Net periodic benefit cost	$1,666	$815	$820

          The following table presents the funded status of the pension plans (in thousands):

	As of December 31,
	2008	2007
Reconciliation of funded status:
Projected benefit obligation	$(11,979)	$(6,249)
Fair value of plan assets	10,706	6,171

(Under) over funded status	$(1,273)	$(78)

Accumulated benefit obligation	$8,427	$4,621

Amount recognized in the consolidated balance sheets:
Other assets	$236	$183

Other liabilities	$1,511	$273

Accumulated other comprehensive income (loss), net	$938	$(915)

Items included in accumulated other comprehensive income and not yet recognized in net periodic benefit cost:
Unrecognized net actuarial loss	$204	$1,196
Social security obligations	29	57

	$233	$1,253

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

	Year Ended December 31,
	2008	2007	2006
Weighted-Average Assumptions
Discount rate	4.91%	4.70%	4.50%
Return on plan assets	6.10%	5.50%	5.50%
Rate of compensation increase	4.30%	4.50%	4.50%
          The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments. The Company’s asset allocations were as follows:

	Year Ended December 31,
	2008	2007	2006
Equity securities	8%	25%	30%
Debt securities	63%	59%	55%
Property and other	29%	16%	15%

All asset categories	100%	100%	100%
          The Company expects to make contributions of $2.7 million in 2009 under the Norwegian plans. Based on the assumptions used to measure the Company’s Norwegian pension benefit obligations under the Norwegian plans, the Company expects that benefits to be paid over the next five years will be as follows (in thousands):

Year Ending December 31,
2009	$530
2010	564
2011	572
2012	584
2013	590
Years 2014 — 2018	3,208
16. Minority-Owned Consolidated Subsidiary
          On June 30, 2006, the Company entered into a long-term shareholders agreement with a wholly-owned subsidiary of China Oilfield Services Limited (“COSL”) for the purpose of providing marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects mainly in Southeast Asia. As a result of this agreement, the companies formed a limited-liability company, Eastern Marine Services Limited (“EMSL”), located in Hong Kong. The Company owns a 49% interest in EMSL, and COSL owns a 51% interest.
          EMSL is managed pursuant to the terms of its shareholders agreement which provides for equal representation for COSL and the Company on the board of directors and in management. In exchange for its 49% interest in EMSL, the Company agreed to contribute 14 vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels, EMSL paid the Company approximately $17.9 million, $3.5 million of which was held in escrow until the second closing which occurred on January 1, 2008. Of the 14 vessels contributed to EMSL, five were mobilized during 2007 with an additional five vessels in 2008. Two of the remaining four vessels are bareboat contracted to the Company in West Africa with plans to mobilize to Southeast Asia in 2009. The last two vessels are operated by the Company under a management agreement with EMSL.

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
          For the years ended December 31, 2008 and 2007, the partner’s share of EMSL’s income (loss) was approximately $6.8 million and ($3.2) million, respectively, which is recorded as a component of “Minority Interest of a Consolidated Subsidiary” in the Company’s Consolidated Statements of Income.
          Presented below is EMSL’s condensed balance sheets (in thousands).

	As of December 31,
	2008	2007
ASSETS
Current assets	$19,401	$3,410
Property & equipment, net	23,255	22,263

Total assets	$42,656	$25,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$3,194	$7,172
Stockholders’ equity	39,462	18,501

Total liabilities and stockholders’ equity	$42,656	$25,673

          Presented below is EMSL’s condensed statements of operations (in thousands).

	For the years ended December 31,
	2008	2007
Revenues	$30,879	$4,465

Operating Expenses:

Direct vessel operating expenses	10,507	6,035
Depreciation expense	4,424	2,705
General and administrative	2,406	2,026

Total operating expense	17,337	10,766

Operating income (expense)	13,542	(6,301)
Miscellaneous income (expense)	(226)	47

Net income (loss)	$13,316	$(6,254)

          At December 31, 2007, the Company consolidated its 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”). The remaining 51% interest is held by a Company incorporated in Mexico ( the “Partner”). Effective January 1, 2008, the Company executed an agreement with the Partner providing them with an agency fee that will pay them a per diem rate based on the number of vessels operating in Mexico. In conjunction with the execution of the agency agreement, the shareholders of NAMESE also agreed to amend the by-laws, which among other things, granted a put option to the Partner enabling them to require Trico to purchase their equity interest in NAMESE at a specified strike price. Because the Partner could require

Trico to purchase their shares in NAMESE at a specified price via their put option, an event outside of Trico’s control, the Partner’s shares were deemed to be mandatorily redeemable pursuant to the requirements of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Mandatorily redeemable financial instruments must be accounted for as liabilities under FAS 150 at a value based on their estimated redemption amount. As a result, the Company recorded a liability of approximately $0.2 million reflecting the estimated redemption amount of the Partner’s equity interest, and eliminated the Partner’s minority interest in the net assets of NAMESE on the consolidated balance sheet. The difference between the carrying value of the minority interest and the estimated redemption liability has been reflected as an adjustment to the carrying value of the assets in NAMESE, consistent with step acquisition accounting requirements. Additionally, because the Partner is no longer deemed to hold a residual equity interest in NAMESE, the Company recognizes 100% of the consolidated profit of NAMESE, with no adjustment for minority interest.
          For the year ended December 31, 2007, the Partner’s share of NAMESE’s profits was approximately $0.8 million, which reduced “Minority Interest of a Consolidated Subsidiary” in the Company’s Consolidated Statements of Income.
          In 2008, DeepOcean entered into a joint venture for the construction of a vessel. At December 31, 2008, DeepOcean had contributed $3.5 million.
          Below is a reconciliation of the Company’s minority interest on its Consolidated Balance Sheet at December 31, 2008 (in thousands):

Minority interest at December 31, 2007	$12,878
Capital contribution	3,519
Minority interest’s income in EMSL	6,791
Distribution to NAMESE Partner	(244)
Adjustment to carrying value of NAMESE assets	(824)
Foreign currency translation	(234)

Minority interest at December 31, 2008	$21,886

17. Commitments and Contingencies
          Litigation — In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, certain claims would be covered under the Company’s insurance policies. Management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of the Company’s various insurance policies. At December 31, 2008 and 2007, the Company accrued for liabilities in the amount of approximately $2.3 million and $2.5 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
          Brazilian Tax Assessments — On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 28.6 million Reais ($12.3 million at December 31, 2008). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of Trico. The Company is currently waiting for the notification of the State Attorneys Office of the ruling and the subsequent appeal to be filed by them with the Special Court of the Higher Administrative Tax Court. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
          During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 3.0 million Reais ($1.3 million at December 31, 2008). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to Trico in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
          If the Company’s challenges to the imposition of these taxes (which may include litigation at the Rio de Janeiro state court) prove unsuccessful, current contract provisions and other factors could potentially mitigate the Company’s tax exposure. Nonetheless, an unfavorable outcome with respect to some or all of the Company’s Brazilian state tax assessments could have a material adverse affect on the Company’s financial position and results of operations if the potentially mitigating factors also prove unsuccessful.
          Construction Commitments — At December 31, 2008, we had total construction commitments of $182.8 million for the construction of nine vessels, of which $110.5 million, $72.3 million and $10.6 million are expected to be paid in 2009, 2010 and 2011, respectively, based on anticipated delivery schedules which are subject to potential delays. Of the total construction commitments, the Company has obtained financing for approximately $111.1 million. The total purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery.
           On October 22, 2008, Solstrand Shipyard AS (Solstrand), filed for bankruptcy in Norway. The Company had contracted Solstrand to construct and deliver one vessel to supplement its North Sea fleet. As a result of this bankruptcy, delivery of the vessel was uncertain and Solstrand Shipyard’s bankruptcy counsel had requested a significant increase in purchase price in order to complete the vessel construction. The Company had made a down payment of $5 million at time of execution of the construction contract in March 2006. On November 21, 2008, the Company entered into a termination agreement with Solstrand Shipyard cancelling the construction contract in exchange for Solstrand Shipyard returning to the Company its original investment plus interest, totaling $ 5.1 million. The Company had capitalized other costs in relation to the construction of the vessel, primarily capitalized interest, totaling $ 0.8 million which were expensed in connection with the cancellation. As a result, the Company has no further payment or other obligations with respect to such contract and will not be receiving the vessel when completed.
          Operating Leases — On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale-lease back of three crew boats. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Company has provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million cash deposit pursuant to the Master Charter. The deposit has been classified as “Other Assets” in the accompanying consolidated balance sheet.
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
          Future minimum payments under non-cancelable operating leases, which primarily comprise of time charters for vessels due to the DeepOcean acquisition, with terms in excess of one year in effect at December 31, 2008, were $115.1 million, $107.5 million, $63.7 million, $36.2 million, $28.9 million and $47.3 million for the years ending December 31, 2009, 2010, 2011, 2012, and 2013, and subsequent years, respectively. Operating lease expense in 2008, 2007, and 2006 was $63.7 million, $2.7 million and $1.7 million, respectively.

18. Segment and Geographic Information
          Following the Company’s acquisition of DeepOcean, consideration was given to how management reviews the results of the new combined organization. Generally, the Company believes its business is now segregated into three operational units or segments: Subsea Services, Subsea Trenching and Protection and Towing and Supply. Therefore, segment data has been retrospectively adjusted to present prior year data in accordance with the new reportable segments.
          The Towing and Supply segment is generally representative of the operations of the Company prior to its acquisition of DeepOcean. The Subsea Services segment is primarily represented by the DeepOcean operations except for the Subsea Trenching and Protection segment operations conducted through its wholly-owned subsidiary, CTC Marine. The Subsea Services segment also includes seven subsea platform supply vessels (SPSVs) that the Company had in service prior to the acquisition of DeepOcean.

		Subsea
		Trenching and	Towing and
	Subsea Services	Protection	Supply	Corporate	Total
	(In thousands)
2008
Revenues from Unaffiliated Customers	$221,838	$123,804	$210,489	$—	$556,131
Intersegment Revenues	4,850	7,057	—	—	11,907
Depreciation and Amortization	22,612	14,153	24,487	180	61,432
Impairments (a)	133,183	39,657	—	—	172,840
Operating Income (Loss) (a)	(114,575)	(35,264)	45,875	(23,581)	(127,545)
Interest Income	5,839	2	3,713	321	9,875
Interest Expense	(9,969)	(1,481)	(62)	(20,431)	(31,943)
Capital Expenditures for Property and Equipment	44,938	20,877	40,040	380	106,235
Total Assets	579,727	175,986	445,047	1,816	1,202,576

2007
Revenues from Unaffiliated Customers	$31,171	$—	$224,937	$—	$256,108
Depreciation and Amortization	2,092	—	21,625	654	24,371
Impairments	—	—	116	—	116
Operating Income (Loss)	11,594	—	75,483	(20,447)	66,630
Interest Income	—	—	10,817	3,315	14,132
Interest Expense	—	—	(595)	(2,663)	(3,258)
Capital Expenditures for Property and Equipment	22,358	—	3,330	375	26,063
Total Assets	112,144	—	567,289	2,311	681,744

2006
Revenues from Unaffiliated Customers	$26,333	$—	$222,384	$—	$248,717
Depreciation and Amortization	2,471	—	22,347	180	24,998
Impairments	—	—	2,580	—	2,580
Operating Income (Loss)	14,118	—	84,405	(10,133)	88,390
Interest Income	—	—	1,700	2,498	4,198
Interest Expense	—	—	(1,286)	—	(1,286)
Capital Expenditures for Property and Equipment	15,742	—	3,401	329	19,472
Total Assets	68,275	—	364,709	2,338	435,322

(a)	Includes impairment of goodwill of $169.7 million and trade names of $3.1 million based on our annual impairment analysis under SFAS 142. See Note 3 for further discussion.
          The Company is a worldwide provider of vessels, services and engineering for the offshore energy and Subsea Services markets. The Company’s reportable business segments generate revenues in the following geographical areas (i) the North Sea, (ii) West Africa, (iii) Latin America (primarily comprising Mexico and Brazil), (iv) the Gulf of Mexico and (v) Other (including Southeast Asia). The Company reports its tangible long-lived assets in the geographic region where the property and equipment is physically located and is available for conducting business operations.

          Selected geographic information is as follows (in thousands):
          The following table presents consolidated revenues by country based on the location of the use of the products or services:

	Year Ended December 31,
	2008	2007	2006
United States	$41,702	$65,784	$102,831
North Sea	323,358	138,835	106,435
Mexico	53,440	9,807	7,352
Southeast Asia	35,863	699	—
Brazil	25,596	4,599	4,372
West Africa	47,448	36,384	27,727
Other	28,724	—
Total	$556,131	$256,108	$248,717

          The following table presents long-lived assets by country based on the location:

	December 31,
	2008	2007
United States	$50,603	$42,840
North Sea	436,166	399,059
United Kindom	87,697	—
China	8,553	1,987
Mexico	200,639	6,720
Brazil	1,432	2,425
West Africa	18,077	20,583

Total	$803,167	$473,614

          Two customers, Grupo Diavaz and StatoilHydro, represented more than 10% of consolidated revenues for the year ended December 31, 2008. No individual customer represented more than 10% of consolidated revenues for the years ended December 31, 2007 and 2006. In the normal course of business, the Company extends credit to its customers on a short-term basis. Because the Company’s principal customers are national oil companies and major oil and natural gas exploration, development and production companies, credit risks associated with its customers are considered minimal. However, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

19. Quarterly Financial Data (Unaudited)
          The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First	Second		Third	Fourth
	Quarter	Quarter(a)		Quarter	Quarter

Year ended December 31, 2008
Total revenues	$59,175	$104,292		$214,793	$177,871
Operating income (loss)	11,504	5,150		19,193	(163,392	)(c)
Net income (loss)	10,901	(3,023	)(b)	30,970 (b)	(150,011	)(b)(c)(d)
Earnings (loss) per common share:
Basic	$0.76	$(0.20)		$2.09	$(10.05)
Diluted	$0.73	$(0.20)		$1.86	$(10.05)

Year ended December 31, 2007
Total revenues	$61,969	$58,710		$70,446	$64,983
Operating income	20,783	5,291		22,310	18,246
Net income	14,584	4,434		13,177	30,736
Earnings per common share:
Basic	$0.99	$0.30		$0.90	$2.15
Diluted	$0.95	$0.29		$0.87	$2.08

(a)	The second quarter of 2008 includes the results of the DeepOcean acquisition from the acquisition date of May 16, 2008.

(b)	Includes unrealized gain (loss) of ($2.3 million), $31.5 million and $23.4 million for the second, third and fourth quarters of 2008, respectively, related to an embedded derivative within the Company’s 6.5% Debentures that requires valuation under SFAS No. 157.

(c)	Includes impairment of goodwill of $169.7 million and trade names of $3.1 million based on the Company’s annual impairment analysis under SFAS 141.

(d)	Includes gain of $9.0 million due to the conversion by two bondholders of the Company’s 6.5% Debentures with a face value of $22.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Disclosure Controls and Procedures. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
          Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 includes all of our businesses except for DeepOcean ASA, a Norwegian public limited liability company (“DeepOcean”) and CTC Marine Projects LTD (“CTC Marine”), a wholly-owned subsidiary of DeepOcean, which were acquired on May 16, 2008. DeepOcean and CTC Marine constituted approximately $867.4 million or 72.1% of the Company’s consolidated total assets as of December 31, 2008, and $308.6 million or 55.5% of its consolidated revenues the year then ended. In accordance with guidance issued by the Securities and Exchange Commission, our management is permitted to exclude DeepOcean and CTC Marine from its assessment of disclosure controls and procedures as of December 31, 2008.
          The effectiveness of our internal controls over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears in our consolidated financial statements included herein in Item 8.
          Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
     On March 10, 2009, the Company, Trico Marine Assets Inc., a Delaware corporation (“Trico Assets”), Trico Marine Operators, Inc., a Louisiana corporation (“Trico Operators”), the various lenders party thereto and Nordea Bank Finland PLC, New York Branch (“Nordea”), as Administrative Agent, executed the First Amendment to Credit Agreement (“First Amendment”) amending that certain $50 million amended and restated credit agreement, dated as of August 29, 2008 (the “$50 million Credit Agreement”), by and among the Company, Trico Assets, Trico Operators, the lenders party thereto and Nordea.
     Additionally, on March 10, 2009, Trico Supply AS, a Norwegian limited company (“Holdings”), Trico Subsea Holding AS, a Norwegian limited company (“Trico Subsea Holding”), Trico Subsea AS, a Norwegian limited company (“Trico Subsea”), Trico Shipping AS, a Norwegian limited company and wholly-owned subsidiary of Holdings (“Trico Shipping,” and together with Holdings, Trico Subsea Holding, and Trico Subsea, the “Trico Parties”), the various lenders party thereto and Nordea, as Administrative Agent, executed the Third Amendment to Credit Agreement (the “Third Amendment”) amending the $200 million credit agreement, dated as of May 14, 2008 (as amended, the “$200 million Credit Agreement”), among the Trico Parties, the lenders party thereto and Nordea.
     Additionally, on March 10, 2009, the Trico Parties, the various lenders party thereto and Nordea executed the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), amending the $100 million credit agreement, dated as of April 24, 2008 (as amended, the “$100 million Credit Agreement,” and together with the $50 million Credit Agreement and the $200 million Credit Agreement, the “Credit Agreements”), among the Trico Parties, the lenders party thereto and Nordea.
     The First Amendment, the Third Amendment and the Fourth Amendment amend the Credit Agreements, in pertinent part, by:
•	amending the definition of “Net Worth” to exclude write-downs of goodwill and/or nonamortizing intangible assets; and

•	amending and restating the definition of “Applicable Margin” to mean a percentage per annum equal to 3.25%.
     The First Amendment further amends the $50 million Credit Agreement to permit the Company and its subsidiaries to make certain investments and incur certain indebtedness in the form of guarantees of indebtedness of DeepOcean and its subsidiaries in an aggregate principal amount not to exceed $300,000,000 and additional investments in an aggregate principal amount not to exceed $5,000,000.
     The First Amendment, the Third Amendment and the Fourth Amendment are effective as of December 31, 2008.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders and to be filed not later than 120 days after the end of the 2008 fiscal year is incorporated herein by reference.
Item 11. Executive Compensation
          Information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2008 fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2008 fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
          Information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2008 fiscal year and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
          Information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2008 fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
          (1) Financial Statements
          Reference is made to Part II, Item 8 hereof.
          (2) Financial Statement Schedules
          Valuation and Qualifying Accounts
          (b) Exhibits
          See Index to Exhibits on page 111. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trico Marine Services, Inc. (Registrant)
By:	/s/ Joseph S. Compofelice
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: March 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Compofelice Joseph S. Compofelice	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2009

/s/ Geoff A. Jones Geoff A. Jones	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ Lisa Curtis Lisa Curtis	Chief Accounting Officer (Principal Financial Officer)	March 11, 2009

/s/ Per Staehr Per Staehr	Director	March 11, 2009

/s/ Richard A. Bachmann Richard A. Bachmann	Director	March 11, 2009

/s/ Kenneth M. Burke Kenneth M. Burke	Director	March 11, 2009

/s/ Ben A. Guill Ben A. Guill	Director	March 11, 2009

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	March 11, 2009

/s/ Myles W. Scoggins Myles W. Scoggins	Director	March 11, 2009

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Years ended December 31, 2008, 2007 and 2006
(in thousands)

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	beginning	to costs and	to other	Recoveries	end of
Description	of period	expenses	accounts	(Deductions)	period

Successor Company

2008
Valuation allowance on deferred tax assets	$32,389	$12,180	$(11,756)	$(489)	$32,324
Allowance for doubtful accounts — trade	$1,259	$1,858	$(159)	$(705)	$2,253

2007
Valuation allowance on deferred tax assets	$36,699	$3,602	$(8,641)	$729	$32,389
Allowance for doubtful accounts — trade	$1,846	$78	$658	$(1,323)	$1,259
Allowance for doubtful accounts — non—trade	$618	$—	$(618)	$—	$—

2006
Valuation allowance on deferred tax assets	$43,824	$—	$(16,442)	$9,317	$36,699
Allowance for doubtful accounts — trade	$1,396	$616	$25	$(191)	$1,846
Allowance for doubtful accounts — non—trade	$—	$618	$—	$—	$618

TRICO MARINE SERVICES, INC.
EXHIBIT INDEX

2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 15, 2004).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 9, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2008).

3.4	Eighth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 9, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 15, 2005).

4.2	Registration Rights Agreement, dated as of March 15, 2005, by and among Trico Marine Services, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).

4.3	Warrant Agreement, dated March 15, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K/A dated March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 1, 2007).

4.6	Registration Rights Agreement, by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated March 1, 2007).

4.7	Securities Purchase Agreement, dated as of May 14, 2008, by and among Trico Marine Services, Inc. and the investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 14, 2008).

4.8	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated May 16, 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A dated May 14, 2008).

4.9	Form of Registration Rights Agreement, dated May 16, 2008, among Trico Marine Services, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 14, 2008).

4.10	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A dated May 22, 2008).

4.11	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K/A dated May 22, 2008).

4.12	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 14, 2008).

10.1	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2008).

10.2	First Amendment to Credit Agreement, dated as of June 24, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.3	Second Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.4	Third Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement, dated as of April 24, 2008 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008).

10.5	Fourth Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of April 24, 2008(1).

10.6	Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 14, 2008).

10.7	First Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.8	Second Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008).

10.9	Third Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of May 14, 2008(1).

10.10	Amended and Restated Credit Agreement, dated as of August 29, 2008, among Trico Marine Services Inc., Trico Marine Assets Inc., and Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Lead Arranger for the Lenders (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.11	First Amendment to Credit Agreement, dated as of March 10, 2009, to the Amended and Restated Credit Agreement, dated as of August 29, 2008(1).

10.12	NOK 260,000,000 Credit Facility, entered into on May 28, 2008, between Trico Shipping AS, as Borrower, and Carnegie Investment Bank AB Norway Branch, as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008).

10.13	Pledge of Shares, entered into on May 28, 2008, between Trico Shipping AS, as Pledgor, and Carnegie Investment Bank AB Norway Branch, as Pledgeee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 28, 2008).

10.14	NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.15	NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.16	Credit Facility Agreement, dated November 19, 2007, by and among DeepOcean Shipping AS, Deep Ocean ASA, Nordea Bank Norge ASA as Agent and Arranger, and the Financial Institutions listed therein as Banks(1).

10.17	First Amendment to Credit Facility Agreement, dated December 30, 2008, to the Credit Facility Agreement, dated November 19, 2007(1).

10.18	Second Amendment to Credit Facility Agreement, dated March 6, 2009, to the Credit Facility Agreement, dated November 19, 2007(1).

10.19	Eighth Supplemental Agreement, dated December 30, 2008, to the Payment Guarantee Facility and Multicurrency Loan Agreement, dated October 22, 2001(1).

10.20	Ninth Supplemental Agreement, dated March 6, 2009, to the Payment Guarantee Facility and Multicurrency Loan Agreement, dated October 22, 2001(1).

10.21*	Shareholders Agreement, dated as of December 20, 2005, by and between Trico Marine Services (Hong Kong) Limited and China Oilfield Services Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2006).

10.22	Amendment to the Shareholders Agreement, dated as of June 30, 2006, by and among Trico Marine Services (Hong Kong) Limited, China Oilfield Services Limited and Eastern Marine Services Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 6, 2006).

10.23	Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated September 8, 2006).

10.24	Stock Purchase Agreement, by and between Trico Marine Services, Inc. and Kistefos AS, dated August 9, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 9, 2007).

10.25	Letter Agreement, by and between Trico Marine Services, Inc. and Kistefos AS, dated August 29, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2007).

10.26	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated May 14, 2008).

10.27	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated May 14, 2008).

10.28	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 13, 2008).

10.29*	Trico Marine Services, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed April 28, 2006).

10.30*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2005).

10.31*	Form of Restricted Stock Award Agreement with Performance Based Shares (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 20, 2008).

10.32*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 16, 2005).

10.33*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 16, 2005).

10.34*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 16, 2005).

10.35*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated March 16, 2005).

10.36*	Amendment to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 16, 2005).

10.37*	Second Amendment to Retirement Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.38*	Third Amendment to Retirement Agreement, dated December 9, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc (1).

10.39*	Amended and Restated Employment Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.40*	First Amendment to Employment Agreement, dated December 9, 2008, amending the Amended and Restated Employment Agreement between Joseph S. Compofelice and Trico Marine Services, Inc (1).

10.41*	Schedule of Director Compensation Arrangements (1).

10.42*	Amended and Restated Employment Agreement dated as of December 9, 2008, between Trico Marine Services, Inc. and Geoff A. Jones (1).

10.43*	Second Amended and Restated Employment Agreement, dated as of December 9, 2008, by and between Trico Marine Services, Inc. and Rishi Varma (1).

10.44*	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 6, 2006).

10.45*	Second Amended and Restated Employment Agreement dated as of January 23, 2007, between Trico Marine Services, Inc. and D. Michael Wallace (1).

10.46*	Trico Marine Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated May 2, 2008).

10.47*	Amendment to Trico Marine Services, Inc. Annual Incentive Plan (1).

10.48*	Change of control letter agreement, dated as of January 23, 2007, by and between Trico Marine Services, Inc. and Tomas Salazar (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed February 25, 2008).

10.49*	First Amendment to Change of Control letter agreement, dated as of December 9, 2008, by and between Trico Marine Services, Inc. and Tomas Salazar (1).

10.50*	Amended and Restated Employment Agreement, dated as of December 9, 2008, between Trico Marine Services, Inc. and Ray Hoover (1).

10.51*	Schedule of compensation arrangements for Lisa Curtis (1).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K dated March 15, 2005).

21.1	Subsidiaries of Trico Marine Services, Inc (1).

23.1	Consent of Independent Registered Public Accounting Firm (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. §1350 (1).

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith