Form 10-K/A
period 2008-12-31
TRICO MARINE SERVICES INC
filed 2009-05-05
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33402
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1252405 (I.R.S. Employer Identification No.)

10001 Woodloch Forest Drive, Suite 610 The Woodlands, Texas (Address of principal executive offices)	77380 (Zip code)
Registrant’s telephone number, including area code: (281) 203-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01	Name of Each Exchange on Which Registered NASDAQ Global Select Market
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
Yes ☐ No ☑
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE
     Trico Marine Services, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment No. 1”) for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 12, 2009 (the “Original Form 10-K”) to add information required in Part III of its Annual Report on Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10, 11, 12, 13 and 14 of Part III and Item 15(b) of Part IV of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure herein to reflect any events that occurred at a later date.

TRICO MARINE SERVICES, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The table below sets forth information about the persons who currently serve as our directors:

		Principal Occupation, Business Experience and	Director	Seat Subject
Name	Age	Directorships	Since	to Election

Joseph S. Compofelice	59	Mr. Compofelice has served as our Chairman of the Board since May 2004 and as our Chief Executive Officer since July 9, 2007. From March 31, 2005 through August 31, 2005, Mr. Compofelice served as our Interim Chief Executive Officer. Mr. Compofelice has served as Managing Director of Houston Capital Advisors LP (f/k/a Catalina Capital Advisors LP), a boutique financial advisory, merger and acquisition investment bank since January 2004. He was President and Chief Executive Officer of Aquilex Services Corp. (service and equipment provider to the power generation industry) from October 2001 to October 2003. From February 1998 through October 2000, Mr. Compofelice was the Chairman and Chief Executive Officer of CompX International Inc. (a provider of hardware components to the office furniture, computer and other industries). From March 1994 to May 1998, he was Director and Chief Financial Officer at NL Industries, Inc., Titanium Metals Corporation and Tremont Corp. Prior to that Mr. Compofelice was President of the Oilfield Equipment Group of Baroid Corporation and President of Smith Drilling Systems oilfield service entities.	2003	2009

Ben A. Guill	58	Mr. Guill was appointed to the Board on February 13, 2008. Mr. Guill is a private equity investor. Until April 2007, Mr. Guill was President of First Reserve Corporation, a corporate manager of private investments focusing on the energy and energy-related sectors, which he joined in September 1998. Prior to joining First Reserve, Mr. Guill was the Managing Director and Co-head of Investment Banking of Simmons & Company International, an investment banking firm specializing in the oil service industry. Mr. Guill also serves on the board of directors of National Oilwell Varco, which designs, manufactures and sells equipment and components used in oil and gas drilling and production operations and provides oilfield services and supply chain integration services to the upstream oil and gas industry. In addition, Mr. Guill is a board member of Cheniere Energy Partners, L.P., a limited partnership formed to develop, own and operate an LNG facility in Louisiana.	2008	2009

Richard A. Bachmann	64	From February 1998 until March 2009, Mr. Bachmann founded and, from February 1998 until March 2009, served as Chairman and Chief Executive Officer of Energy Partners, Limited, an independent exploration and production company focused on deep water of the Gulf of Mexico and the continental shelf. From September 1995 to January 1997, he served as Director, President and Chief Operating Officer of The Louisiana Land and Exploration Company, an independent oil and gas exploration company.	2005	2011

Kenneth M. Burke	60	Mr. Burke retired in June 2004 after a 31 year career with Ernst & Young, a public accounting firm. During his time at Ernst & Young, Mr. Burke held various positions including the National Director of Energy Services, Managing Partner of Assurance and Advisory Business Services for the Gulf Coast area and also served as coordinating Partner primarily for energy and oilfield service companies. Mr. Burke also is a former chairman of the AICPA Oil & Gas Committee. He has been a Director of Pride International, Inc., a provider of offshore drilling and related services worldwide, since December 2006. Mr. Burke also serves on the Audit and Compensation Committees of the Board of Directors of Pride International, Inc.	2005	2011

		Principal Occupation, Business Experience and	Director	Seat Subject
Name	Age	Directorships	Since	to Election

Myles W. Scoggins	61	Dr. Scoggins is the Lead Director of the Board of Directors and a Trico director since March 2005. In June 2006, Dr. Scoggins was appointed President of Colorado School of Mines, an engineering and science research university with strong ties to the oil and gas industry. Dr. Scoggins retired in April 2004 after a 34-year career with Mobil Corp. and Exxon Mobil Corp., where he held senior executive positions in the upstream oil and gas business. From December 1999 through April 2004 he served as Executive Vice President of Exxon Mobil Production Co. Prior to the merger of Mobil and Exxon in December 1999, he was President, International Exploration & Production and Global Exploration, and an officer, director and member of the executive committee of Mobil Oil Corp. (a wholly-owned subsidiary of Mobil Corp.) Since August 2005 Dr. Scoggins has served as a Director and a member of Finance and Audit Committee and Management Performance Committee of Questar Corp., a natural gas focused energy company and has been a director of Venoco, Inc., a oil and gas production company, since June 2007. He also serves as director or advisory board member for the Colorado Oil and Gas Association (director), National Advisory Council (member) for the Department of Energy’s National Renewable Energy Laboratory and the Colorado Renewable Energy Authority (director).	2005	2010

Per Staehr	65	Mr. Staehr has served since April 2001 as Chairman of A2SEA A/S, the leading European offshore wind turbine installation company. From March 1997 to June 2004, he served as Chief Executive Officer, Chairman and Chief Country Representative of Bombardier Transportation UK Ltd., a global leader in the rail equipment manufacturing and service industry. Prior to that time, between October 1973 and November 2007, Mr. Staehr held senior positions within the Danish A/P. Moller Group (shipping and offshore oil), including his service as President of Maersk Contractors, an international offshore drilling and contracting company. Since June 2004, Mr. Staehr has been a director of Arrow Light Rail Ltd., a special purpose company formed to design, fund and build a modern light rail tram system for Nottingham. Since December 2007, he has been a director of the LPA Group Ltd., an AIM listed manufacturer of railway and airport equipment and the Daniamant Group, a manufacturer of IMO/SOLAS certified lights for emergency lifejackets and rafts. Since March 2005, Mr. Staehr has served as Chairman of the Rail Media Group, a publishing group for railway magazines, and since January 2005 as Chairman of Riegens Lighting Limited, a designer and manufacturer of lighting for public industrial and retail projects.	2005	2010
Executive Officers
     Certain information concerning our executive officers as of the date of this Amendment No. 1 to is set forth below.

Name	Age	Position With Our Company
Joseph S. Compofelice	59	Chairman of the Board and Chief Executive Officer
Geoff A. Jones	52	Vice President and Chief Financial Officer
Rishi A. Varma	36	Chief Administrative Officer, Vice President, General Counsel and Corporate Secretary
Tomas R. Salazar	46	Global Director of Sales and Marketing
D. Michael Wallace	56	Chief Executive Officer — Eastern Marine Services Limited
Ray Hoover	53	Global Director of Technical Services

     Joseph S. Compofelice. Information concerning Mr. Compofelice is set forth in the section above entitled “Proposal 1: Election of Directors-General Information about the Board of Directors, Directors Standing for Re-Election and Directors Continuing in Office.”
     Geoff A. Jones. Geoff A. Jones has served as our Vice President and Chief Financial Officer since August 31, 2005. Prior to this, he had served as our Treasurer since March 2005 and Corporate Controller and Secretary since February 2004. From April 2002 to February 2004, Mr. Jones was in private consulting practice. From December 2001 to April 2002, Mr. Jones was Controller, North America, of Aggreko, Inc. From May 2001 to December 2001, Mr. Jones was Vice President, Finance, at Sunland Construction, Inc., a pipeline construction company. From February 2000 to May 2001, Mr. Jones was Corporate Controller of Petroleum Helicopters, Inc., a helicopter service company providing aviation services to the offshore oil and gas, onshore mining, international, air medical and technical services industries.
     Rishi A. Varma. Rishi A. Varma has served as our General Counsel, Corporate Secretary and Director of Corporate Governance since May 2005. In March 2007, Mr. Varma was promoted to Chief Administrative Officer. In June 2006, Mr. Varma also became a Vice President. From February 2003 until April 2005, Mr. Varma was Securities Counsel and Director of Corporate Governance with EGL, Inc., an international freight forwarder company. From February 2000 to May 2002, Mr. Varma was an associate in the Business and Technology group of the law firm of Brobeck, Phleger and Harrison, L.P. From August 1997 until January 2000, Mr. Varma was an associate in the corporate department of the law firm of Rosenman & Colin, LLP.
     Tomas R. Salazar. Tomas R. Salazar has served as our Global Director of Sales and Marketing since January 2008 and is directly responsible for our U.S., Mexico and Brazil operations. Mr. Salazar joined Trico in January 2007 as International Sales and Marketing Director. Prior to joining Trico, Mr. Salazar served as the international sales and marketing director for Seabulk International, Inc., a provider of marine support and transportation services, for three years. Prior to that, Mr. Salazar spent over fifteen years with BP p.l.c., a finder, producer, and marketer of natural resources, in positions ranging from Business Development Manager for Latin America to Director of Strategic Planning.
     D. Michael Wallace. D. Michael Wallace has served as the Chief Executive Officer of Eastern Marine Services Limited, our joint venture with China Oilfield Services Limited, since December 2006. From November 2002 until December 2006 he served as our Vice President, Emerging Markets and Head of Global Marketing. From January 2000 to November 2002, Mr. Wallace was Vice President of Marine Division with ASCO US LLC, a wholesale petroleum broker. From December 1996 to December 1999, Mr. Wallace was General Manager for Tidewater Marine, Inc., an offshore supply vessel company, in Venezuela.
     Ray Hoover. Ray Hoover has served as our Global Director of Technical Services since August 2007. From May 2003 until August 2007, Mr. Hoover served as our Director of Operations for the Gulf of Mexico. From May 1989 to April 2003 Mr. Hoover filled various roles (Port Engineer to Manager of Operations) at ENSCO Marine Company, a division of ENSCO International, a U.S. based drilling contractor. From May 1974 to May 1989 Mr. Hoover served as a field technician for service companies maintaining marine equipment.
Board and Committee Meetings
     During 2008, our Board held 26 Board and Committee meetings. Each director attended at least 75% of the combined number of meetings of the Board and committees of which he was a member during 2008.
Board Committees
     Our Board has, as standing committees, an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Strategic Committee. Our Directors are encouraged to attend committee meetings. The Board has affirmatively determined that each member of each of our Audit Committee, Compensation Committee and Nominating and Governance Committee is “independent” within the meaning of Nasdaq listing standards and the requirements of the SEC. Current members of the individual committees are named below:

Nominating and
Audit	Compensation	Governance	Strategic
Burke*	Hutcheson*	Scoggins*	Compofelice*
Bachmann	Guill	Bachmann	Burke
Guill	Scoggins	Staehr	Hutcheson
Scoggins

*	Chairman of the committee

     The Board has adopted a written charter for each of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Strategic Committee, which sets forth each committee’s purposes, responsibilities and authority. The Board has also adopted Corporate Governance Guidelines, a Proper Business Practices and Ethics Policy (which includes complaint procedures for financial, accounting and audit matters) and a Financial Code of Ethics for Senior Officers. These committee charters, guidelines, codes and procedures are available on our website at www.tricomarine.com. You may also contact our Corporate Secretary at (713) 780-9926 for paper copies free of charge. Changes to or material waivers of our Financial Code of Ethics will be immediately disclosed via our website at www.tricomarine.com.
Audit Committee
     The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. During 2008 until February 2008, the Audit Committee was comprised of Messrs. Burke, Bachmann, Hutcheson and Scoggins. Mr. Guill was added to the Audit Committee in February 2008, replacing Mr. Hutcheson on such committee. During 2008, the Audit Committee held 4 meetings. Mr. Burke has been designated the “audit committee financial expert” as prescribed by the SEC. Each member of the Audit Committee is “independent” as defined by the Nasdaq listing standards. A copy of the Audit Committee charter is available on our website at www.tricomarine.com.
Compensation Committee
     The Compensation Committee’s responsibility primarily is to recommend for Board approval the compensation arrangements for our Chief Executive Officer and other senior management, including establishment of salaries and bonuses and other compensation for executive officers of our Company; to approve any compensation plans in which officers and directors of our Company are eligible to participate and to administer such plans, including the granting of stock options or other benefits under any such plans; and to review significant issues that relate to changes in benefit plans. The Compensation Committee is authorized to retain the services of independent outside consultants to assist in its efforts. During 2008 until February 2008, the Compensation Committee was comprised of Messrs. Burke, Hutcheson and Scoggins. Mr. Guill was added to the Compensation Committee in February 2008, replacing Mr. Burke on such committee. During 2008, the Compensation Committee held 5 meetings. Each member of the Compensation Committee is “independent” as defined by the Nasdaq listing standards.
     Please see “Compensation Discussion and Analysis” for a description of the process and procedures for consideration and determination of executive compensation.
Nominating and Governance Committee
     The Nominating and Governance Committee assists our Board in identifying qualified individuals to become directors, in determining the size and composition of the Board and its committees and in overseeing the evaluation of the Board and management. It also is charged with developing and maintaining an appropriate set of corporate governance principles for us and generally monitoring developments in corporate governance. During 2008, the Nominating and Governance Committee was, and currently is, comprised of Dr. Scoggins and Messrs. Bachmann and Staehr. During 2008, the Nominating and Governance Committee held 5 meetings. Each member of the Nominating and Governance Committee is “independent” as defined by the Nasdaq listing standards.
     The Nominating and Governance Committee identifies potential nominees for director, other than potential nominees who are current directors standing for re-election, through business and other contacts. The Nominating and Governance Committee may in the future also choose to retain a professional search firm to identify potential nominees for director.
     The Nominating and Governance Committee recommends nominees to our Board and our Board is ultimately responsible for proposing a slate of nominees to our stockholders for election to the Board, using information provided by the committee. In the event that a majority of the members of the Nominating and Governance Committee are up for re-election to the Board, our Board (with those interested directors abstaining) will evaluate nominees and propose a slate of nominees to our stockholders for election to the Board.
     The Nominating and Governance Committee believes that nominees to our Board must meet certain minimum qualifications, including the achievement of significant success in business or extensive financial expertise, a commitment to representing the long-

term interests of our stockholders in the aggregate, adequate time to devote to the business of the Board, and high ethical and moral standards and integrity.
     In addition, the Nominating and Governance Committee evaluates a potential nominee in relation to all nominees by considering whether the potential nominee meets the minimum qualifications described above, as well as by considering the following factors:
•	whether the potential nominee has experience and expertise that is relevant to our business, including any specialized business experience, technical expertise, or other specialized skills, and whether the potential nominee has knowledge regarding issues affecting us;

•	whether the potential nominee has experience as a board member of a U.S. publicly-held company with global operations, and with regard to any prior board experience the history, nature and overall contribution to such board;

•	whether the potential nominee is independent, whether he or she is free of any conflict of interest or the appearance of any conflict of interest with our best interests and the best interests of all of our stockholders, and whether he or she is willing and able to represent the interests of all of our stockholders; and

•	any factor affecting the ability or willingness of the potential nominee to devote sufficient time to Board activities and to enhance his or her understanding of our business.
     In addition, with respect to an incumbent director whom the Nominating and Governance Committee is considering as a potential nominee for re-election, it reviews and considers the incumbent director’s service to us during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Board.
     In evaluating each prospective director nominee, the Nominating and Governance Committee will also take into account Trico’s charter which effectively requires that Trico remain Jones Act eligible as a U.S. Maritime Company. The charter is designed to preserve Trico’s Jones Act eligibility. The Committee therefore evaluates prospective director nominee’s citizenship in light of the citizenship of the existing directors in order to comply with Trico’s charter and the requirements of the Jones Act.
     Any stockholder of record entitled to vote for the election of directors at a meeting of stockholders may nominate candidates for election to our Board by submitting written notice of such stockholder’s director nomination(s) to our Corporate Secretary at Trico Marine Services, Inc., 10001 Woodloch Forest Drive, Suite 610, The Woodlands, Texas 77380, provided that such stockholder is a stockholder of record at the time of giving of the notice and complies with applicable requirements of the Company’s bylaws.
     The notice must be delivered to or mailed and received by our Corporate Secretary no earlier than the close of business on the 120th day and no later than the close of business on the 90th day prior to the anniversary of the preceding year’s annual meeting (in the case of an annual meeting). In the case of a special meeting at which directors are to be elected (or if the annual meeting is more than 30 days before or more than 60 days after the anniversary date of the prior year’s annual meeting), then the notice must be delivered no earlier than the close of business on the 120th day prior to the date of such meeting and no later than the close of business on the later of the 100th day prior to the date of such meeting. If the first public announcement of the date of such meeting is less than 100 days prior to the date of the meeting, then the notice must be delivered no later than on or before the close of business on the 10th day following the date of the public announcement.
     Among other things, the notice must set forth:
•	the name, age, business and residence address of the nominee;

•	a description of arrangements between the stockholder proposing the nomination and the nominee pursuant to which the nomination is made;

•	the name and address of any other stockholder who supports the nominee, if known;

•	all other information related to the nominee and associated persons required to be disclosed in a proxy statement or other related filings for the election of directors in a contested election pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder; and

•	a description of compensation and other arrangements for the past 3 years between the nominating stockholder and the nominee and associated persons. In addition, the stockholder must provide, among other things:

•	his or her name and address, as they appear on our books;

•	the class, series and number of the Company’s securities that the stockholder and the nominee beneficially own;

•	any option, warrants, convertible securities, stock appreciation rights or similar rights related to securities of the Company held by the stockholder and the nominees;

•	transactions by the stockholder or nominee in the securities, including, the opportunity to profit from the value of any security, and transactions in other derivative securities related to securities of the Company;

•	information about any arrangements by such stockholder and nominee related to the voting of Company securities;

•	information related to any short interest, rights to dividends or interest payments, proportionate interests in Company securities or derivative securities held through another entity, or performance related fees with respect to the Company’s securities, or other similar arrangements by members of the stockholder’s and nominee’s family sharing the same household; and

•	information related to the stockholder required to be disclosed in a proxy statement or other related filings for the election of directors in a contested election pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
     The nominee will also need to include a completed and signed questionnaire related to his or her background and qualifications. The nominee will also need to furnish a representation and agreement that the nominee (i) is not a party to, and will not become a party to, an arrangement related to voting that has not been disclosed or that would conflict with his or her fiduciary duties, (ii) will not become party to any agreement related to compensation, reimbursement or indemnification in connection with his or her service as a director that has not been disclosed and (iii) would be in compliance with all publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies of the Company.
     The foregoing summary of the requirements for director nominations by stockholders is qualified in its entirety by the provisions of the Company’s bylaws which are available free of charge by writing to our Corporate Secretary at Trico Marine Services, Inc., 10001 Woodloch Forest Drive, Suite 610, The Woodlands, Texas 77380.
Strategic Committee
     The purpose of the Strategic Committee is to serve as a catalyst as well as monitor the development and implementation of the Company’s business strategies. It works with executive and operating management to help the Board focus on strategic issues and make recommendations to the Board which will further the Company’s strategy, including evaluating potential expansion opportunities and monitoring the development and implementation of strategic acquisitions of businesses, companies and assets. The Strategic Committee meets separately as needed, and during 2008 the Strategic Committee held one meeting in connection with the Company’s annual strategic planning process. Otherwise, the members of the Strategic Committee raise strategic planning matters with the entire Board (and members of management, as appropriate) at each regularly scheduled Board meeting.
Executive Sessions; Communications with the Board; Meeting Attendance
     Our Board has adopted a policy providing that the independent directors will meet in executive session without any management present at each regularly scheduled Board meeting, or more frequently if necessary. The independent directors have designated Dr. Scoggins as the lead director, who chairs the executive sessions.
     Any stockholder may communicate with our Board (or with any individual director) by sending a letter by mail addressed to c/o Corporate Secretary, Trico Marine Services, Inc., 10001 Woodloch Forest Drive, Suite 610, The Woodlands, Texas 77380. The Corporate Secretary will forward the stockholder’s communication directly to the appropriate director or directors.
     Separately, the Audit Committee of our Board has established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. Individuals may notify the Chairman of the Audit Committee in writing, describing in sufficient detail the practice, event or circumstance at issue, by sending the notice to the attention of the Chairman of the Audit Committee, c/o Trico Marine Services, Inc., 10001 Woodloch Forest Drive, Suite 610, The Woodlands, Texas 77380, or to the Company’s Designated Recipient in the manner described on our website www.tricomarine.com.
     Concerns related to possible violations of our Proper Business Practices and Ethics Policy and Financial Code of Ethics should be reported pursuant to the procedures outlined therein. Copies of both documents are available on our website www.tricomarine.com.
     Guidelines adopted by our Board recommend that all directors personally attend each annual and special meeting of our stockholders. All of our Directors attended the 2008 annual meeting of stockholders.
Code of Ethics
     We have adopted a Financial Code of Ethics (“Financial Code”), which satisfies the requirements for a code of ethics under SEC rules and regulations. The Financial Code contains the ethical principles by which the chief executive officer, chief financial officer (or other principal financial officer), controller (or other principal accounting officer) and other senior financial officers (the “Senior Officers”) are expected to conduct themselves when carrying out their duties and responsibilities. Senior Officers and the directors must also comply with our Proper Business Practices and Ethics Policy (“Ethics Policy”). If any substantive amendments are made to the Financial Code or if we grant any waiver, including any implicit waiver, from a provision of the Financial Code, we will disclose the nature of such amendment or waiver within 4 business days on our Internet website at www.tricomarine.com. Copies of the Financial Code and the Ethics Policy are available on the investor relations page of our Internet website.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Form 3, 4 and 5 reports furnished to us and certifications from our directors and executive officers, we believe that during 2008, all of our directors, executive officers and beneficial owners of more than 10% of our common stock complied with Section 16(a) filing requirements applicable to them.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The following discussion and analysis contains statements regarding our and our named executive officers’ performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We caution investors not to apply these statements to other contexts.
Executive Summary
     The most significant compensation decisions made during 2008 were as follows:
•	To increase Mr. Compofelice’s annual cash incentive maximum from 150% to 200% of his annual salary to align his compensation with peer data and to make his cash incentive maximum proportionately consistent with our other executive officers.

•	To provide that the compensation payable to our executives officers that is “at risk” (consisting of annual and long-term incentives) would comprise the majority of each named executive officers’ total package for 2008.

•	To implement performance-based restricted stock awards for 2008 that are intended to provide a named executive officer with a larger potential long-term incentive if share price performance objectives are met.

During the latter half of 2008 and into 2009, weakening global economic conditions negatively impacted the Company’s overall performance, including share performance. Recognizing the need to balance retention of executive officers with the realities of reduced share performance, in 2009, the Compensation Committee has decided:
•	To continue to target an executive’s cash compensation element based on the 50th percentile of the applicable competitive market. Maintaining a competitive level of cash compensation is critical to retaining key executives to support the Company’s ability to manage its financial condition and maintain growth in subsea services worldwide

•	To reduce the value of the 2009 long term equity awards granted to the named executive officers by more than 90% below the comparable value of the 2008 awards in order to reflect the decline in the Company’s stock price and to ensure that the dilutive effect of such awards satisfies guidelines established by RiskMetrics Group;

•	To adjust several executive base salaries to a level that is closer to the market median, after freezing most executive 2008 salaries at the 2007 level.

•	To increase the cash annual incentive target for Mr. Varma and Mr. Jones to 60%, which aligns their compensation with peer data.

•	In light of the current volatile economic conditions, to grant stock options and cash-settled appreciation rights to best align management with stockholders’ interests as these awards would minimize the dilutive impact on stockholders as compared to restricted stock and would only achieve a value if the share price improves over current values.

•	To continue to review the Company’s compensation programs, assess the extent to which any particular compensation component may encourage executives to take unnecessary or excessive risks and determine appropriate modifications of plans or awards to mitigate these risks.
Overview
     The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (our “named executive officers”). The Compensation Committee of our Board (the “Compensation Committee”) maintains responsibility for overseeing the development of an executive compensation philosophy, strategy and framework that remains consistent with our business objectives and the interests of our stockholders. The design of our executive compensation program creates strong financial incentive for our executives, including our named executive officers, to maximize operating performance and returns, and generate growth, value and stability throughout the business cycle in order to align their interests with those of our stockholders.
Compensation Philosophy
     Our Compensation Committee believes that total compensation of executives should be competitive with the market in which we compete for executive talent-the offshore oilfield and subsea services industries. The Compensation Committee generally focuses on total compensation structures designed to reflect the market median for base salaries and annual cash incentive compensation. Base salaries for each of our named executive officers are set forth in their respective employment agreements and in this Amendment No. 1. It has been the Compensation Committee’s strategy that a majority of total compensation should be variable, at risk and paid based on our results of operations and the growth in the value of our common stock. Accordingly, the Compensation Committee links a significant portion of each named executive officer’s total compensation to accomplishing specific, measurable results based on both company and the individual executive’s performance. When our performance meets or exceeds established goals and objectives, our named executive officers should be paid at or more than the market median. Alternatively, when our performance does not meet critical goals and objectives, cash incentive and equity award payments, if any, should be less than such levels. We also measure our performance against our peer group annually to ensure that cash incentive and/or equity award payments are consistent with our objective of maximizing stockholder value. Consistent with this pay for performance strategy, we do not provide any perquisites to our senior executives that are not offered to all other employees.
     In 2008, we targeted our executives’ cash compensation (base salary and annual cash incentives) at the 50th percentile of the applicable competitive market (the “market median”), while long-term incentives were targeted at the 75th percentile if the Company’s stock price achieved a pre-determined value appreciation over a three-year measuring period. This approach was intended to provide executives with the opportunity to earn total compensation higher than the applicable percentiles should our performance exceed pre-determined criteria. The Compensation Committee believed that targeting these levels of compensation helped to meet the overall compensation strategy and aligns our executives’ interests with those of our stockholders. In light of the global economic collapse over the latter half of 2008 and into 2009 and the Company’s stock price decline, it is unlikely that equity awards granted to executives in 2008 will reach the 75th percentile of the applicable competitive market. In order to account for the Company’s reduced share performance in 2008, the Compensation Committee determined to make executive compensation decisions in 2009 based on the following guidelines:
•	Provide a competitive total compensation program that enables us to attract and retain key executives;

•	Ensure a direct relationship between our financial performance and the total compensation received by our named executive officers by utilizing a pay for performance approach to a majority of such compensation;

•	Reduce the value of the 2009 long term equity awards granted to the named executive officers by more than 90% below the comparable value of the 2008 awards in order to reflect the decline in the Company’s stock price and to ensure that the dilutive effect of such awards satisfies guidelines established by RiskMetrics Group

•	Motivate executives to make sound business decisions that improve stockholder value and reward such decisions;

•	Ensure the proportion between short-term and long-term compensation reflects market trends while emphasizing at-risk, or variable, compensation as a valuable means of supporting our strategic goals and aligning the interests of our named executive officers with those of our stockholders; and

•	Ensure that our total compensation program supports our business objectives and culture by evaluating each named executive officer’s contributions.
     In evaluating compensation levels for each named executive officer, the Compensation Committee reviews publicly available compensation data for executives in our peer group, as discussed below, compensation surveys developed by compensation consultants, and compensation levels for each named executive officer with respect to their levels of responsibility, accountability, performance and decision-making authority. In addition, the Compensation Committee takes into account the overall share performance as a measure of stockholder value created or lost during the applicable measurement period.
The Compensation Committee
     The Compensation Committee reviews its charter annually to verify the committee is meeting its objectives. In addition, the Compensation Committee establishes an annual calendar of action items in order to ensure each of its chartered objectives are met.
The Role of the Compensation Consultant — Peer Group and Compensation Surveys
     In 2008, the Compensation Committee, together with the assistance of Stone Partners, the Compensation Committee’s independent compensation consultant, benchmarked named executive officer compensation levels by comparing our executive positions to industry positions with similar breadth and scope to ours. The Compensation Committee considers information from compensation surveys, peer company proxy statements and the unique circumstances of the named executive officer when determining compensation for each of the named executive officers. During 2008, the Compensation Committee reviewed data from the Watson Wyatt 2008 Top Management Compensation Survey, the William M. Mercer 2008 Energy Industry Compensation Survey, and Stone Partner’s 2008 Executive Oilfield Manufacturing and Services Industry Compensation survey. Both Watson Wyatt and Mercer-Energy are nationally known, highly respected sources for data. Stone Partner’s survey (available to participants only) includes 71 oilfield manufacturing and service companies; 2008 was the 12 th year of publication for this survey. In addition, the Compensation Committee reviews proxy statement data from a peer group of companies. Periodically, the Compensation Committee reviews the peer group companies to ensure its pertinence for comparison purposes. Peer companies for us typically have global businesses and compete with us for executive talent. Currently, our industry peer group consists of the following companies:

Bristow Group, Inc.
Cal-Dive International, Inc. *
Dril-Quip, Inc.
Global Industries, Ltd.
Gulf Island Fabrication, Inc.
Gulfmark Offshore, Inc.
Helix Energy Solutions Group, Inc. *
Hercules Offshore, Inc. *
Hornbeck Offshore Services, Inc.
Newpark Resources, Inc.
Oceaneering International, Inc.
Seacor Holdings, Inc.
Superior Energy Services, Inc*
Superior Well Services, Inc. *
Tesco Corp. *
Tetra Technologies, Inc. *
Tidewater, Inc.

*	additions to the peer company group for 2008.

     Two companies previously on the peer company list were dropped: Horizon Offshore, Inc. because it was acquired by Cal-Dive and Petroleum Helicopters because we felt one helicopter transportation company, Bristow Group, was enough in our peer group. These companies were selected in July 2008 because of similarities we shared at that time, including a common industry (offshore oilfield services) and similar levels of market capitalization (between $592.9 million and $4.3 billion), assets (between $327 million and $5.6 billion) and revenue (between $306 million and $2 billion).
     For 2008, Stone Partners benchmarked the 25th, 50th and 75th percentiles for the data sources mentioned above to provide the Compensation Committee with an understanding of competitive pay practices. The data are equally weighted, considered for each element of compensation, and collectively referred to as the “survey data” throughout this Compensation Discussion & Analysis. The Compensation Committee has selected the 50th percentile as a reference point with respect to base salary and total cash and the 75th percentile as a reference point with respect to long-term incentive compensation (see “—Terminology” below). Stone Partners also provides the Compensation Committee with advice on equity incentive compensation trends, including types and value of awards being used by other public companies. In addition, the Compensation Committee evaluates the type and value of equity awards against the dilutive impact to stockholders of the Company as an added factor. The market data described above is used collectively by the Compensation Committee to make decisions regarding executive compensation. In addition to the foregoing data, Stone Partners may analyze and provide additional market data for additional positions and from other sources as requested by the Compensation Committee.
Role of Chief Executive Officer in Establishing Compensation for Named Executive Officers
     Each year, our Compensation Committee directs our Chief Executive Officer to provide recommendations to the Compensation Committee in its evaluation of compensation for each of the named executive officers (other than himself), including recommendations of individual cash and equity compensation. Specifically, the Compensation Committee requests that our Chief Executive Officer provide performance appraisal results on each named executive officer.
     Taking into account this input, the Compensation Committee can then exercise its discretion in modifying any recommended adjustments or awards to our employees, including our named executive officers. The Compensation Committee independently reviews the performance of the CEO and recommends to the Board the appropriate cash and equity compensation for the CEO.
Elements of Compensation for Named Executive Officers
     The Company’s executive compensation program consists of (i) base salary, (ii) annual cash incentives, (iii) long-term incentives, (iv) retirement benefits, (v) health and welfare benefits, (vi) relocation benefits, and (vii) post-termination compensation provided in employment agreements. The first three elements are considered the core direct compensation program.
     We use each of these elements because we believe they provide the compensation mix required to attract and retain talented executives, reward them for quality performance, and motivate them to focus on both the short-term and long-term performance of the company. We believe an adequate base salary is required to attract and retain qualified executives based on competitive salaries. Periodic salary increases and annual cash incentives provide executives with compensation that is based on annual financial and operating results and reward them for short-term successes. Equity awards are used to motivate our executives to achieve long-term results and aid long-term retention of our executives. Compensating our executives for positive company performance in both the short-term and the long-term serves our goal of aligning our executives’ compensation with the interests of our stockholders. Consistent with this pay for performance strategy, we do not provide any perquisites to our senior executives that are not offered to all other employees. Post-termination compensation provided in our employment agreements are commonly included in executive compensation packages offered by our competitors, and we believe that providing them allows us to attract and retain executive talent.
     The following chart provides further details about what we pay (or offer) our executives and why we do so:

Element	Purpose	Characteristics
Base Salary	Compensate executives for their level of responsibility, sustained individual performance, skills, background and experience. Also helps attract and retain strong talent.	Fixed element based on employment agreement; eligibility for periodic merit increases based on sustained individual performance.

Element	Purpose	Characteristics
Annual Cash Incentives	Promote the achievement of our annual corporate and business unit financial goals, as well as individual goals.	Performance-based cash opportunity; amount earned will vary relative to the targeted level based on company, business unit and individual results; financial components are audited by our independent auditors.

Long-Term Incentive	Promote the achievement of our long-term corporate financial goals.	Our long-term incentive plan allows us to award stock options, restricted stock, stock appreciation rights and performance awards. Amounts earned/realized will vary based on stock price and/or company performance.

Retirement Plan	Provide an appropriate level of replacement income upon retirement. Also provide an incentive for a long-term career with us, which is a key objective.	Fixed element; however, retirement contributions tied to pay will vary.

Health and Welfare Benefits	Facilitate the attraction and retention of high caliber executives in a competitive labor market in which comprehensive medical, dental, vision, life, accidental death and dismemberment, and short and long-term disability plans are common. Provides basic security foundation for all employees.	Fixed element; however, some employer contributions tied to pay will vary, and some employer contributions tied to family size will vary.

Relocation Benefits	Facilitate the attraction and retention of high caliber executives in a competitive labor market in which relocation may be necessary and in which competitors cover such expenses for employees including executives.	Element only payable if executive relocates at our request.

Post- Termination Compensation	Facilitate the attraction and retention of high caliber executives in a competitive labor market in which formal severance plans are common.	Contingent element; only payable if the executive’s employment is terminated as specified in the arrangements (amount of severance benefits varies by level in the organization).
     Base Salary. The base salaries for our named executive officers are set forth in their respective employment agreements and are subject to review annually by our Compensation Committee and our Chief Executive Officer (except with respect to his own base salary). Each employment agreement for our named executive officers provides that base salary may be increased. Base salaries may not be decreased by the Compensation Committee unless the base salaries of all other executives of the Company are similarly reduced. Base salaries are intended to provide fixed compensation in line with the market median for each named executive officer.
     Our base salary levels reflect a combination of factors, including competitive pay levels relative to the peer group and compensation survey data, the named executive officer’s experience and tenure, the named executive officer’s individual performance, changes in responsibility, and our overall performance as compared to our internal operational and financial plan. The Compensation Committee reviews salary levels annually to recognize these factors and the individual named executive officer’s contributions to our long-term success.
     Annual Cash Incentives. Our Annual Incentive Plan (the “Plan”) was adopted in 2006 to reward our key employees for contributions towards our achievement of financial, operational and strategic goals approved by our Board. The Plan formally establishes threshold, target and maximum levels for each group of key employees, including the named executive officers, and establishes goals that must be attained by us in order to trigger awards under the Plan. Our Board views earnings before interest, taxes, depreciation and amortization, or EBITDA, as our primary short-term goal. The Compensation Committee believes that in years of outstanding performance, cash incentives should be awarded at or near the maximum level of achievement for all key employees. The Compensation Committee will review our goals under the Plan on an annual basis to ensure that such goals are designed to adequately measure our sustained success. The Compensation Committee also believes that the cap on the maximum payout under the Plan incentivizes executives to take actions that enhance the short and long term value of the Company, while mitigating the danger that executives will take excessive or unnecessary risks.

     Our performance goals in 2008 were: (i) safety performance, (ii) annual EBITDA as set forth in the Company’s annual plan, and (iii) return on capital. In addition, each Plan participant had individual performance goals. Performance goals are primarily based on the Board approved financial budget and the guidance provided to investors for the applicable calendar year, with “target” goals representing the Board approved budget amounts.
     For 2008, the performance target for EBITDA was 4.4% higher than actual EBITDA for the prior year, excluding the Deep Ocean acquisition. For 2008, the Compensation Committee felt it appropriate to eliminate the days sales outstanding from the annual incentive performance objectives because of its arbitrary movement throughout the year. Return on capital was measured against the plan instead of against our peers in the industry during 2008. The plan calls for 6.6% return on capital based on the 2008 target. Our safety target in 2008 included for the first time environmental incidents, safety plans, security incidents and operations incidents (i.e., vessel) as well as personal injuries (recordable incident rate), reflecting the heightened standard of safety in our Company year over year. We expect the safety performance to be at least as good as the year before to meet target objects. Any safety bonus is forfeited in the event of a vessel related accidental death.
     Individual performance goals are generally based on the key individual goals developed by the named executive officers, recommended by the CEO and ultimately approved by the Compensation Committee. These goals may include additional financial, operational or qualitative measures for a specific executive and are based on the prospective business environment considerations for the coming year. The actual awards for these measures are based on individual performance.
     For 2008, Mr. Compofelice’s maximum incentive compensation opportunity was increased to 200% of his annual base salary. This increase was implemented based on peer compensation data and so that Mr. Compofelice’s maximum incentive compensation reflects the same proportionate relationship to his threshold incentive compensation (4x) and target incentive compensation (2x) as the other named executive officers.
Annual Incentive Plan Payout Ranges for 2008 for Named Executive Officers

	Mr.				Mr. Varma-
	Compofelice-				Chief
	Chairman of	Mr. Jones-	Mr. Salazar-		Administrative
	the Board,	Vice	Global Director	Mr. Wallace-	Officer, Vice
	President and	President	Of Sales and	CEO of	President and
	Chief	and Chief	Marketing	EMSL and	General
	Executive	Financial	Trico Group	Vice	Counsel and
	Officer	Officer	The Americas	President	Secretary
Threshold Incentive Compensation (% of Base Salary)	50%	25%	25%	25%	25%
Target Incentive Compensation (% of Base Salary)	100%	50%	50%	50%	50%
Maximum Incentive Compensation (% of Base Salary)	200%	100%	100%	100%	100%
Annual Incentive Plan Performance Measure Weightings for 2008 for Named Executive Officers

	Mr.		Mr.	Mr.
Performance Measure	Compofelice	Mr. Jones	Salazar	Wallace	Mr. Varma
Safety	20%	20%	20%	20%	20%
Corporate EBITDA	35%	35%	35%	35%	35%
Return on Capital	25%	25%	25%	25%	25%
Individual	20%	20%	20%	20%	20%
Based on our target annual incentives, the named executive officers’ total cash compensation ranged from the 36th to the 53rd percentile of the survey data.
     Long-term Incentives. Stock-based incentive awards are granted annually to key employees, including named executive officers, in the first quarter after our year-end audit so that the Compensation Committee’s determination of cash and equity awards are based on our audited financial performance for the preceding year. We review the peer group and RiskMetrics Group industry burn rate table compared to our 3 year burn rate (which is the number of options granted plus the number of shares of restricted stock awarded times a RiskMetrics Group (RiskMetrics) multiplier with the result divided by year end total common shares outstanding). This review assures the Compensation Committee that the stockholder value does not become overly diluted. Stock options are granted at an option price equal to fair market value of our common stock on the date of grant. Accordingly, stock options only have monetary value if the stock price appreciates above the price on the date of grant.

================================================================================

     The Compensation Committee may grant time-based equity awards to encourage retention. Restrictions on such awards are subject to continued employment with us usually vesting ratably over 3 or 4 years. In addition, the Compensation Committee may grant performance-based restricted stock. Stock-based incentive awards granted in 2008 comprised a mix of time-based and performance-based restricted stock intended to focus our named executive officers on the creation of stockholder value over the long-term and encourage equity ownership in the company. In 2008, all of the performance-based restricted stock granted will vest only if Trico’s 3 year average stock price is at least $41.60. The award makes provision for acceleration of vesting if stock price milestones are achieved after 1 year. Given that this was the first year that the Company implemented the performance based restricted stock, the Compensation Committee, at the time, opted to phase in the balance between performance based and time-based restricted stock awards. In 2008, this meant that the total value of long-term incentives generally allocated to our named executive officers would, in the first year, be allocated 1/3 to performance-based restricted stock with the remaining portion allocated to time-based restricted stock awards. The Compensation Committee will continue to review the nature of stock-based incentive awards annually to ensure that awards produce sufficient incentives to create stockholder value.
     Time-based restricted stock awards are intended to retain key employees through vesting periods. Performance-based restricted stock provide additional rewards if the performance objectives are met. Restricted stock awards provide the opportunity for capital accumulation and also provide the holder of the restricted stock the ability to vote such shares as a stockholder of the Company. The Compensation Committee approves the total restricted stock awards that will be made available to our named executive officers as well as the size of individual grants to each named executive officer. The award amounts granted to our named executive officers vary each year and are based on individual performance, survey data, our performance as measured by goals established under the Plan, as well as the individual named executive officer’s total compensation package. Previous awards and grants, whether vested or unvested, have no impact on the current year’s awards and grants. In 2008, the Compensation Committee chose to grant all stock-based incentive awards in the form of restricted stock (time and performance-based), and no stock options were granted. The Committee made this decision because the awards were intended to reward executives for achieving a relatively solid value in Trico’s share price at the time, as well as tying the vesting of a portion of this equity to continued increases in value over time.
     Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision coverage, life and accidental death and dismemberment insurance and short and long-term disability insurance. We also offer paid vacation to all of our employees including the named executive officers. The Compensation Committee has discussed implementing annual physical exams to ensure the health of its named executive officers. Management will be implementing such a program for executive officers as soon as practical.
     Retirement Benefits. We offer eligible employees a Section 401(k) tax-qualified, defined contribution plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company matching contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. All employees with at least 6 months of continuous service, including our named executive officers, are eligible to participate in our 401(k) plan and may elect to defer up to 50% of their annual compensation on a pre-tax basis and have it contributed to the plan, subject to certain limitations under the Internal Revenue Code. We match employee contributions (up to the first 5% of his or her annual salary) with an employer contribution of $0.25 per $1.00 of employee contributions. We may choose to make additional discretionary contributions as a percentage of each employee’s salary in any given year.
     Relocation Benefits. We believe that employees (including executives) who are asked to relocate in connection with employment with us should receive relocation assistance corresponding to their position in our organization. We have found relocation assistance can play an important role in attracting qualified new hire candidates or transferring existing employees to locations where there is a business need. The primary benefits provided under our relocation assistance program to our named executive officers include reasonable moving and related expenses, closing costs related to selling and buying a home or assistance in leasing a home, and temporary living expenses. Based on the location, additional benefits may be offered including a foreign service premium, cost of living allowance, education for children and an automobile allowance. In 2006, 2007, and 2008, we provided relocation benefits to one named executive officer as described in the Summary Compensation Table footnotes.
     Post-Termination Compensation included in Employment Agreements. We have entered into employment agreements with each of our named executive officers that include, among other things, payment obligations by the Company in the event employment is terminated by the Company or the employee under specified circumstances. See the “Narrative Disclosure to Summary Compensation Table” for details on the terms of the employment agreements. In the event the employment of a named executive officer is terminated by the Company for a reason other than death, disability or Cause (as defined in each of the employment agreements-see “Terminology” below) or by the employee for Good Reason (as defined in each of the employment agreements-see “Terminology” below), the employee is entitled to the following benefits:
1.	a lump sum cash payment equal to the sum of:

a.	a multiple of base salary at the rate in effect on the date of termination;

b.	a multiple of the higher of:
i.	the highest annual bonus paid during the three most recent fiscal years or

ii.	the target bonus (as provided in the Company’s annual cash incentive plan) for the fiscal year in which his or her date of termination occurs; and
c.	any bonus earned and accrued as of the date of termination which relates to periods that have ended on or before such date and which have not yet been paid by the Company; and
2.	health coverage for beyond his or her termination of employment until he or she receives health plan coverage from a new employer as outlined below.
     The table below sets forth the salary and bonus multiples applicable to each named executive officer for the above benefits based on whether the termination is or is not in connection with, based upon or within 12 months after a Change-in-Control (as defined in “Terminology” below):

If involuntary termination does
not occur
		in connection with, based upon		If termination occurs in connection
		or within		with, based upon or within 12
		12 months after a Change-in-		months
		Control		after a Change-in-Control
		Sala	Bonus	Salary
Name	Health Coverage	multiple	multiple	multiple	Bonus multiple
Mr. Compofelice	For 18 months after termination, he continues to contribute as if an employee then for an additional 36 months he must make COBRA* contributions to continue coverage	2X	2X	2.99X	2.99X

Mr. Jones	For 12 months after termination, he continues to contribute as if an employee then for an additional 18 months he must make COBRA* contributions to continue coverage	1X	1X	2.99X	2.99X

Mr. Salazar	For 12 months after termination, he continues to contribute as if an employee then for an additional 18 months he must make COBRA* contributions to continue coverage	0X	0X	1X	1X

Mr. Wallace	For 12 months after termination, he continues to contribute as if an employee then for an additional 18 months he must make COBRA* contributions to continue coverage	1X	1X	2.99X	2.99X

Mr. Varma	For 12 months after termination, he continues to contribute as if an employee then for an additional 18 months he must make COBRA* contributions to continue coverage	1X	1X	2.99X	2.99X

*	COBRA stands for Consolidated Omnibus Reconciliation Act of 1985, as amended. This law requires employers to offer continued health coverage to employees at no more than 102% of the full cost of the coverage for 18 months following termination of employment.
     Mr. Compofelice’s employment agreement separates the Chairman of the Board from the Chief Executive Officer role for the purposes of termination of employment. This means that if Mr. Compofelice merely ceases to be Chairman of the Board but continues to be the Chief Executive Officer of the Company, no severance benefits would be paid to him in that event.
     In the event the employment of a named executive officer is terminated by the Company for a reason other than death, disability or Cause or by the employee for Good Reason, and such termination occurs in connection with, based upon or within 12 months after a Change-in-Control, all outstanding options, restricted stock awards and other equity based awards will become fully vested and immediately exercisable on the date of termination. The payments due our named executive officers pursuant to the employment agreements are also subject to “gross-up” adjustments if specified taxes are imposed on such payments.
     The employment agreements between us and our named executive officers and the related severance provisions are designed to meet the following objectives:
     Change-in-Control. As part of our normal course of business, we engage in discussions with other companies about possible collaborations and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger, established companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for merger or being acquired may be in the best interests of our stockholders. We provide severance compensation if an executive’s employment is terminated following a Change-in-Control transaction to promote the ability of our senior executives to act in the best interests of our stockholders even though their employment could be terminated as a result of the transaction.
     Termination without Cause. If we terminate the employment of an executive officer without Cause as defined in the applicable agreement, we are obligated to continue to pay him certain amounts as described in greater detail in “Potential Payments Upon Termination or Change-in-Control.” We believe these payments are appropriate because the terminated executive is bound by confidentiality, nonsolicitation and non-compete provisions covering two years after termination and because we and the executive have a mutually agreed to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interests.
Other Agreements
     Outside of a Change in Control, if the named executive officer’s employment is terminated by reason of disability or death, then the options granted to him under our form of Non-Statutory Stock Option Agreement or the restricted stock granted to him under our form of Restricted Stock Award Agreement will fully vest (and restrictions will fully lapse) and be exercisable by such named executive officer (or the estate or the person who acquires the options/shares by will or the laws of descent and distribution or otherwise by reason of his death (the “Estate”)), as applicable, for one year following the date of termination. If the named executive officer’s employment is terminated by us without Cause or by him for Good Reason, and he executes a release, the options granted under the Non-Statutory Option Agreement will fully vest and be exercisable by him for three months following the date of termination or by his Estate for one year following the date of termination if he dies during the three month period. If the named executive officer does not execute a release, then he can only exercise the options that have vested on or prior to the date of termination. Finally, if the named executive officer’s employment is terminated for any other reason, he can exercise the options that have vested on or prior to the date of termination for three months following the date of termination (or his Estate can exercise the vested options for one year following the date of termination if he dies during the three month period), and his restricted shares will be forfeited if the time or performance restrictions are not met.
     Perquisites. We believe that the core elements of executive compensation should be tied directly or indirectly to the actual performance of the Company. As a result, we do not have a perquisite program. We believe that this position is particularly warranted in the difficult general business climate we face which has resulted in finding ways to cut our costs to reinforce Trico’s long-term strength.
2008 Decisions

     Base Salary. In 2008, base salaries for our named executive officers were slightly below the market median when compared to the survey data. The base salaries ranged from the 37th to the 48th percentile of the survey data. The base salaries for all the named executive officers remained the same in 2008 as 2007, except for Mr. Salazar who received a 16.67% increase effective January 1, 2008 due to his increased responsibilities in the Americas in the areas of subsea services and trenching and which continue to include towing and supply.
     Annual Cash Incentives. Our named executive officers received cash bonuses under the Plan based on their respective achievement of individual goals and our achievement of overall goals in 2008 as follows:

Mr. Compofelice	$570,046
Mr. Jones	$142,512
Mr. Salazar	$123,510
Mr. Wallace	$128,260
Mr. Varma	$142,512
Percentage of Base Salary Paid Based on Annual Incentive Plan Performance Achievement for 2008 for Named Executive Officers

	Mr.		Mr.	Mr.
Performance Measure	Compofelice	Mr. Jones	Salazar	Wallace	Mr. Varma
Safety	35.0%	17.5%	17.5%	17.5%	17.5%
Corporate EBITDA	18.4%	9.2%	9.2%	9.2%	9.2%
Return on Capital	20.5%	10.3%	10.3%	10.3%	10.3%
Individual	40.0%	20.0%	20.0%	20.0%	20.0%
Total	113.9%	57.0%	57.0%	57.0%	57.0%
     Long-term Incentives. In March 2008, stock-based incentive awards were granted to the named executive officers. The value of these awards can be found in the Grants of Plan-Based Awards Table. Based on target annual cash incentive awards, the named executive officers’ total direct compensation (including the 2008 awards assuming target achievement of the performance-based restricted shares) ranged from the 41st to the 63rd percentile of the survey data.
     Total Compensation Mix. Based on the decisions made during 2008, the Compensation Committee continues to emphasize pay at risk. We feel that Mr. Compofelice should have the most pay at risk in the role of Chief Executive Officer. Messrs. Jones, Wallace and Varma should also have about 74% of their total direct compensation at risk, more than the other named executive officers based on their roles. As outlined by the table below, we have an average of 19% of total direct compensation allocated to annual incentive pay and an average of 47% of total direct compensation allocated to long-term incentive pay for the named executive officers.

	Base Salary as	Annual Incentive (Pay At Risk)	Long-Term Incentive (Pay At
	percentage of total direct	of percentage of total direct	Risk) of percentage of total
Name and Position	compensation	compensation	direct compensation
Mr. Compofelice	18.3%	20.8%	60.9%
Mr. Jones	26.8%	15.3%	57.9%
Mr. Salazar	56.4%	32.2%	11.4%
Mr. Wallace	25.9%	14.8%	59.3%
Mr. Varma	26.8%	15.3%	57.9%

2009 Decisions
     Base Salary. Based on Mr. Compofelice’s recommendation (other than with respect to his own salary), the Compensation Committee adjusts the named executive officers base salaries every other year to reflect appropriate increases. At the December 9, 2008 meeting of the Board, based on the recommendation of the Compensation Committee, the following base salary adjustments were approved effective January 1, 2009:

Name	Base salary-2008	Base salary-2009
Mr. Compofelice	$500,000	$600,000
Mr. Jones	$250,000	$325,000
Mr. Salazar	$230,000	$230,000
Mr. Wallace	$225,000	$225,000
Mr. Varma	$250,000	$325,000
     Annual Cash Incentives. Effective in 2009, Messrs. Jones and Varma will have a target annual incentive of 60% of their annual base salary. The threshold annual incentive will be 30% of their annual base salary, and their maximum annual incentive will be 120% of their annual base salary. These adjustments are in line with peer compensation data.
     Long-term Incentive. For 2009, given the significant decline in the Company’s market capitalization, the Committee has decided not to use a percentage of comparative market data in determining equity awards. The grant date fair value of the 2009 awards is more than 90% below the comparable 2008 awards value. The Committee intends to review this decision in coming years and make appropriate changes to our long-term incentive awards based on future economic and business conditions. To balance the need to retain key employees and be sensitive to stockholder dilution, the Committee determined that the mix of stock options and cash-settled stock appreciation rights (SARs) would provide appropriate upside potential and motivation for executive officers to work to improve our share price.
Other Important Compensation Policies
     Policy Regarding Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deduction allowable to us for compensation paid to each the Chief Executive Officer and the other top three highest compensated executive officers in any year to $1 million. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. Stock options and performance-based restricted stock awards granted by us have been structured to qualify as performance-based. The Compensation Committee’s intent is to design compensation awards that will be deductible without limitation where doing so will further the purposes of the Company’s executive compensation program. The Compensation Committee will, however, take into consideration the various other factors described in this Compensation Discussion and Analysis, together with Section 162(m) considerations in making executive compensation decisions and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible. None of the compensation paid to the named executive officers in 2008 was subject to the deduction limitation set forth in Section 162(m).
Terminology
Total Cash means Base Salary plus any annual incentive, bonus or other cash payment to an executive.
Total Direct Compensation means Total Cash plus any equity awards made to an executive.
Change-in-Control means
•	our merger with another entity, our consolidation or our sale of all or substantially all of our assets to another entity where our holders of equity securities immediately prior to the transaction do not beneficially own immediately after the transaction equity securities of the resulting entity entitled to 50% or more of the vote then eligible to be cast in the election of directors of the resulting entity;

•	our dissolution or liquidation;

•	any person or entity acquires or gains ownership or control of more than 50% of the combined voting power of our securities; or

•	persons who were members of the Board immediately before an election of the directors cease to constitute a majority of our Board.

Termination for Cause means an executive has engaged in gross negligence or willful misconduct in the performance of the duties required of his role, has willfully refused without proper legal reason to perform the duties and responsibilities of his role, has materially breached any provision in the employment agreement or corporate policy, has willfully engaged in conduct he knows is injurious to us, has been convicted of or pleaded no contest to, a crime involving moral turpitude or any felony or has engaged in any act of serious dishonesty which adversely affects the executive’s performance.
Termination for Good Reason means an executive has the right to terminate employment for any of the following reasons within 60 days of:
•	a material breach by us of any provision of the employment agreement;

•	a material diminution in the nature or scope of the executive’s duties and responsibilities;

•	the assignment to the executive of duties and responsibilities that are materially inconsistent with the position in the employment agreement;

•	any material change in the geographic location at which the executive must perform services;

•	the executive not being offered the same position at the resulting entity in connection with a Change-in-Control; or

•	a material diminution in health and welfare, vacation or other benefits we provide including business expenses and equity awards.
Compensation Summary
     The following Summary Compensation Table sets forth the 2008, 2007 and 2006 compensation of Joseph S. Compofelice, our principal executive officer, Geoff A. Jones, our principal financial officer, and our three most highly compensated executive officers for the last completed fiscal year (collectively, the “named executive officers”). Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

				Stock	Option	All Other	Total
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (2)	Compensation (3)	Compensation

Joseph S. Compofelice	2008	$500,000	$570,046	$75,832	$425,999	$17,572	$2,389,449
Chairman and Chief Executive Officer (4)	2007	$288,524	$393,637	$1,959,000	$772,000	$14,586	$3,427,747
	2006	—	—	—	—	—	—
Geoff A. Jones	2008	$250,000	$142,512	$413,741	$75,453	$17,572	$899,278
Vice President and Chief Financial Officer	2007	$242,330	$134,271	$247,967	$90,249	$16,370	$731,187
	2006	$215,000	$174,333	$135,931	$46,123	$7,011	$578,398
Rishi A. Varma	2008	$250,000	$142,512	$326,104	$51,982	$17,361	$787,959
Vice President, General Counsel and Secretary	2007	$242,330	$164,271	$247,967	$90,249	$20,286	$765,103
	2006	$202,500	$147,675	$71,872	$17,555	$9,817	$449,419

					Stock	Option	All Other	Total
Name and Principal Position	Year	Salary		Bonus (1)	Awards (2)	Awards (2)	Compensation (3)	Compensation
D. Michael Wallace	2008	$304,544	(5)	$128,260	$274,035	$62,888	$254,924	$1,024,651
CEO EMSL and Vice President	2007	$304,544	(5)	$120,844	$247,967	$90,249	$196,844	$960,448
	2006	$215,000		$165,002	$83,046	$36,051	$20,756	$519,855
Tomas R. Salazar	2008	$216,666		$123,510	$124,993	$6,735	$17,361	$489,265
Global Director of Sales and Marketing	2007	164,023		67,365	$14,487	$5,272	$16,361	$267,508
	2006	—		—	$—	$—	$—	$—

(1)	For 2008, 2007 and 2006, “Bonuses” include payments made under the Key Employee Retention Bonus Plan and the Annual Incentive Plan. Payments during 2008 under the Annual Incentive Plan were as follows: Mr. Compofelice — $570,406; Mr. Jones — $142,512; Mr. Varma — $142,512; Mr. Wallace — $128,260; and Mr. Salazar — $123,510 Payments during 2007 under the Annual Incentive Plan were as follows: Mr. Jones — $134,271; Mr. Varma — $164,271; and Mr. Wallace — $120,844. Payments during 2006 under the Key Employee Retention Plan were as follows: Mr. Jones — $18,750; and Mr. Wallace — $18,750. Payments during 2006 under the Annual Incentive Plan were as follows: Mr. Jones — $155,583; Mr. Varma — $147,675; and Mr. Wallace — $146,252.

(2)	Dollar amounts represent the compensation expense recognized in 2008, 2007 and 2006 with respect to outstanding award grants, whether or not granted during 2008, 2007 and 2006, in accordance with SFAS 123R. “Option Awards” include $168,666 of expense for Mr. Compofelice. See Note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 12, 2009 for a discussion of the assumptions made in determining these amounts.

(3)	“All Other Compensation” includes the aggregate value of matching contributions to our 401(k) plan, the dollar value of life insurance coverage and any perquisites valued in the aggregate of $10,000 or more as follows:

		401(k)	Dollar Value	Relocation	Automobile
Name	Year	Plan ($)	of Life Insurance ($)	Benefits ($)	Benefits ($)	Total ($)
Joseph S. Compofelice	2008	8,250	1,664	—	—	9,914

	2007	—	2,334	—	—	2,334

Geoff A. Jones	2008	8,250	1,664	—	—	9,914
	2007	2,617	1,947	—	—	4,564
	2006	8,250	1,664	—	7,011	16,925

Rishi A. Varma	2008	8,250	1,567	—	—	9,817
	2007	2,405	1,947	—	—	4,352
	2006	8,250	1,567	—	—	9,817

D. Michael Wallace	2008	8,250	1,664	—	—	9,914
	2007	2,388	1,754	38,870	25,793	68,805
	2006	8,250	1,664	—	10,842	20,756

Tomas R. Salazar	2008	8,250	1,567	—	—	9,817
	2007	8,250	1,567	—	—	9,817
     Also included in 2008 and 2007 is $254,924 and $128,039, respectively, of payments on behalf of Mr. Wallace associated with his expatriate assignment in Shanghai.

(4)	Mr. Compofelice was appointed as the Company’s Chief Executive Officer on July 9, 2007 and was not an executive officer in 2006. In 2006, Mr. Compofelice received total compensation of $606,142 as our Non-Executive Chairman of the Board.

(5)	Mr. Wallace’s 2008 and 2007 annual salary includes a foreign service premium of $45,000 and a cost of living adjustment of $34,544.

Grants of Plan-Based Awards
     The following table and the footnotes thereto provide information regarding grants of plan-based equity and non-equity awards made to the named executive officers during 2008.

								All other	All other
								stock	option
		Estimated Future Payments under			Estimated future payments under			awards:	awards:		Grant date
		non-equity incentive plan awards			equity incentive plan awards			Number of	Number of	Exercise or	fair value of
					Thres-			shares of	Securities	Base Price	stock and
	Grant	Thres-	Target	Maximum	hold #	Target	Maximum	stock or	Underlying	of Option	options
Name	Date (b)	hold (c)	(d)	(e)	(f) (1)	# (g) (1)	# (h) (1)	units (i)	Options (j)	Awards (k)	awards
Mr. Compofelice (1)	February 13, 2008	—	—	—	3,335	10,004	16,674	33,854			1,427,560
		—	—	—	—	—	—
Mr. Jones	February 13, 2008	—	—	—	1,077	3,232	5,387	10,938			461,230
		—	—	—	—	—	—
Mr Varma	February 13, 2008	—	—	—	1,077	3,232	5,387	10,938			461,230
		—	—	—	—	—	—
Mr. Wallace	February 13, 2008	—	—	—	970	2,909	4,848	9,844			415,094
		—	—	—	—	—	—
Mr. Salazar	February 13, 2008	—	—	—	646	1,939	3,232	6,563			276,740

(1)	On February 13, 2008, each of the Named Executive Officers was granted shares of performance-based restricted stock, which is reflected in the “Estimated Future Payments Under Equity Incentive Plan Awards” column in the table above. Pursuant to the terms of the Plan and the Stock Agreements, restrictions on the following shares shall lapse as follows (where straight line interpolation is used to determine vesting between threshold and above expectations):

	Average 3-yr Share	Portion of Performance
Performance Level	Price (daily close)	Shares Vested
Below Threshold	Less than $34.43	0%
Threshold	$34.43	20%
Above Expectations	$40.54	100%
The performance shares have a “vesting acceleration” feature whereby after the first anniversary of the award, if during any consecutive 20-day trading period, the Company’s average closing share price equals or exceeds $42.53/share all performance shares become immediately vested.
Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table
     A discussion of 2008 base salaries and annual incentives is included in “Compensation Discussion and Analysis.”
     Fair Value Calculation: The grant date fair value of the restricted stock granted in 2008 is based on the closing price of our common stock on the date of grant. The fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model. Volatility is based on the historical volatility of the price of the Company’s common stock. The expected option life was an estimate determined by the Company. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the estimated life of the option.
     Terms of Awards: The restrictions on the shares of restricted stock presented in the Grants of Plan Based Awards table lapse 100% upon the third anniversary of the grant date. The options presented in the Grants of Plan Based Awards table vest ratably over three years beginning on the first anniversary of the grant date.
     Employment Agreements: Our named executive officers have entered into employment agreements with us. The initial term of the agreements is set forth in the table below. Following the initial term, the agreements will be automatically extended on the initial expiration date, and on the expiration date of any extended term thereafter, unless the named executive officer receives or provides advanced written notice that no such automatic extension shall occur. This advanced written notice must be provided or received at least 6 months, in the case of our Chief Executive Officer, or 30 days, in the case of the other named executive officers, prior to the first day of any such extension period. The named executive officers have agreed, during the term of the agreement and for 12 months following termination of their employment, not to compete with our business in any geographic market where we are conducting any business as of the date of their termination or have conducted business during 12 months prior to termination. In addition, the named executive officers have agreed not to make any unauthorized disclosure of any confidential business information or trade secrets of the Company. The agreements provide for an annual base salary of no less than the amount reflected in the table below, subject to annual review. See “Compensation Discussion and Analysis — Compensation Philosophy” for a discussion of how salary and bonus are used to achieve compensation objectives. See “Compensation Discussion and Analysis — Elements of Compensation for Named Executive Officers” for a discussion of the provisions in the employment agreements and see “Potential Payments Upon Change-in-Control/Termination” below for additional details related to termination, change of control and related payment obligations.

Name	Effective Date	Initial	Length of renewal	Base salary
Mr. Compofelice	July 23, 2008	1 year	1 year	$600,000
Mr. Jones	September 1, 2005	1 year	1 year	$325,000
Mr. Salazar				(1)
Mr. Wallace	January 1, 2007	1 year	1 year	$225,000
Mr. Varma	July 1, 2006	1 year	1 year	$325,000

(1)	On December 12, 2007, the Compensation Committee approved Mr. Salazar’s base salary increase from $180,000 to $230,000 effective January 1, 2008.
Outstanding Equity Awards at 2008 Fiscal Year-End
     The following table and the footnotes related thereto provide information regarding each stock option and other equity-based awards outstanding as of December 31, 2008 for each executive officer.

Option Awards							Stock Awards
											Equity
											incentive
									Equity		plan
				Equity					incentive		awards:
				incentive					plan		market or
				plan					awards:		payout
				awards:			Number	Market	number of		value of
	Number of	Number of		number of			of shares	value of	unearned		unearned
	Securities	securities		securities			or units	shares or	shares,		shares,
	underlying	underlying		underlying			of stock	units of	units or		units or
	unexercised	unexercised		unexercised	Option	Option	that have	stock that	other rights		other rights
	options (#)	options (#)		unearned	exercise	expiration	not	have not	that have		that have
	Exercisable	Unexercisable		options	price	date	vested	vested	not vested		not vested
Name	(b)	(c)		(d)	(e)	(f)	(g)	(h) (1)	(i)		(j) (1)
Joseph S. Compofelice	66,817	33,333	(2)	—	$11.00	March 15, 2012	—	—	$—		$—
	16,667	33,333	(6)	—	$39.18	July 9, 2014	—	—	—		—
	—	—		—	—	—	58,854 (5)	$263,077	16,674	(10)	74,533
Geoff A. Jones	4,000	4,000	(2)	—	$11.00	March 15, 2012	—		—		—
	4,667	2,333	(3)	—	27.13	March 13, 2013	—		—		—
	2,234	4,466	(4)	—	37.01	March 21, 2014	—		—		—
	—	—		—	—	—	28,388 (6)	$126,894	5,387	(10)	$24,080
Rishi A. Varma	4,067	2,033	(3)	—	27.13	March 13, 2013	—		—		—
	2,234	4,466	(4)	—	37.01	March 21, 2014	—		—		—
	—	—		—	—	—	23,738 (7)	$106,109	5,387	(10)	$24,080
D. Michael Wallace	—	4,000	(2)	—	11.00	March 15, 2012	—		—		—
	2,334	1,166	(3)	—	27.13	March 13, 2013	—		—		—
	2,234	4,466	(4)	—	37.01	March 21, 2014	—		—		—
	—	—		—	—	—	20,044 (8)	$89,596	4,848	(10)	$21,671
Tomas R. Salazar	500	1,500	(4)	—	37.01	March 21, 2014
	—	—		—	—	—	8,063 (9)	$36,042	3,232	(10)	$14,447

(1)	The market value of unvested restricted shares was determined by using a stock price of $4.47, the closing price of the Company’s common stock on Nasdaq on December 31, 2008.

(2)	These option awards were granted on March 15, 2005. The options vest ratably over 4 years beginning on March 15, 2006, except for Mr. Compofelice’s options, which vested 33% on the date of grant with the remaining options vesting ratably over 4 years beginning on March 15, 2006.

(3)	These option awards were granted on March 13, 2006. The options vest ratably over three years beginning on March 13, 2007.

(4)	These option awards were granted on March 21, 2007. The options vest ratably over three years beginning on March 21, 2008.

(5)	On July 9, 2007, Mr. Compofelice was granted 50,000 shares of restricted stock, of which 25,000 shares remain unvested as of December 31, 2008. The restrictions on the unvested shares lapse on July 9, 2010. Mr. Compofelice was also awarded an option for 50,000 shares on July 9, 2007. The options vest ratably over three years beginning on July 9, 2008. On February 13, 2008, Mr. Compofelice was granted an additional 33,854 shares of restricted stock. All 33,854 shares remain unvested as of December 31, 2008. The restrictions lapse on February 13, 2011.

(6)	On September 1, 2005, Mr. Jones was granted 15,000 shares of restricted stock, of which 3,750 shares remain unvested as of December 31, 2008. Restrictions lapse in 4 equal installments beginning on the first anniversary of the grant date. On March 13, 2006, Mr. Jones was granted 7,000 shares of restricted stock, of which 7,000 shares remain unvested as of December 31, 2008. The restrictions lapse on March 13, 2009. On March 21, 2007, Mr. Jones was granted 6,700 shares of restricted stock, of which 6,700 shares remain unvested as of December 31, 2008. The restrictions lapse on March 21, 2010. On February 13, 2008, Mr. Jones was granted an additional 10,938 shares. All 10,938 shares remain unvested as of December 31, 2008. The restrictions lapse on February 13, 2011.

(7)	On March 13, 2006, Mr. Varma was granted 6,100 shares of restricted stock, of which 6,100 shares remain unvested as of December 31, 2008. The restrictions lapse on March 13, 2009. On March 21, 2007, Mr. Varma was granted 6,700 shares of restricted stock, of which 6,700 shares remain unvested as of December 31, 2008. The restrictions lapse on March 21, 2010. On February 13, 2008, Mr. Varma was granted an additional 10,938 shares. All 10,938 shares remain unvested as of December 31, 2008. The restrictions lapse on February 13, 2011.

(8)	On March 13, 2006, Mr. Wallace was granted 3,500 shares of restricted stock, of which 3,500 shares remain unvested as of December 31, 2008. The restrictions lapse on March 13, 2009. On March 21, 2007, Mr. Wallace was granted 6,700 shares of restricted stock, of which 6,700 shares remain unvested as of December 31, 2008. The restrictions lapse on March 21, 2010. On February 13, 2008, Mr. Wallace was granted an additional 9,844 shares. All 9,844 shares remain unvested as of December 31, 2008. The restrictions lapse on February 13, 2011.

(9)	On March 21, 2007, Mr. Salazar was granted 1,500 shares of restricted stock, of which 1,500 shares remain unvested as of December 31, 2008. The restrictions lapse on March 21, 2010. On February 13, 2008, Mr. Salazar was granted an additional 6,563 shares. All 6,563 shares remain unvested as of December 31, 2008. The restrictions lapse on February 13, 2011.

(10)	These performance restricted stock awards were granted February 13, 2008. See “Grants of Plan-Based Awards” in this Amendment No. 1 for further information regarding the lapse in the forfeiture restrictions provided that the Employee is continuously employed by the Company from the date of the Agreement through the lapse date.
Option Exercises and Stock Vested in 2008
     The following table provides the amount realized during 2008 by each named executive officer upon the exercise of options and upon the vesting of restricted common stock.

	Option Exercises and Stock Vested for 2008
	Option Awards		Stock Awards
	# of Shares		# of shares
	acquired	Value realized upon	acquired	Value realized on
Name	on Exercise	exercise	on vesting	vesting (1)
Joseph S. Compofelice	—	—	—	—
Geoff A. Jones	—	—	3,750	89,063
Rishi A. Varma	—	—	1,666	59,976
D. Michael Wallace	8,000	222,240	—	—
Tomas R. Salazar	—	—	—	—

(1)	Calculated by multiplying the number of vested shares by the market price of such shares on the date of vesting.

(2)	Based on the difference between $38.78, the closing sale price of our common stock on the date of exercise as reported by Nasdaq, and $11.00, the exercise price of such options.

Potential Payments Upon Change-in-Control/Termination
     We have entered into employment agreements with each of our named executive officers that include, among other things, payment obligations by the Company in the event employment is terminated by the Company or the employee under specified circumstances. See “—Elements of Compensation for Named Executive Officers—Employment Agreements” for details about these payments. The tables below reflect the amount of compensation that would be payable to each of the named executive officers in various scenarios involving termination of the named executive officer’s employment, including following a Change-in-Control based on these employment agreements. The amount of compensation payable to each named officer upon voluntary termination, involuntary not-for-cause termination (non-Change-in-Control), voluntary termination for good cause or involuntary termination following a Change-in-Control, involuntary for cause termination, and termination in the event of death or disability of each named officer is shown below. The amounts shown assume that the termination was effective on December 31, 2008 and thus includes amounts earned through that time and are estimates of the amounts which would be paid out to the officers upon their termination. The actual amounts to be paid out can only be determined at the time of the officer’s separation from us. The officer would also have available the value of exercisable options reflected in the Outstanding Equity Awards at Fiscal Year End table. In the event of retirement, death or disability before the annual cash (short-term incentive) is paid, the Compensation Committee has the discretion to authorize payment (in full or on a prorated basis) of the amount the officer would have received. We have assumed that the Compensation Committee would have authorized the payment of the full award for purposes of the tables below. The short-term disability plan pays up to 77 days. The payments are 66.67% of base salary a week up to $750 per week. The long-term disability plan pays 60% of an executive officer’s salary up to $15,000 per month until Social Security retirement age or no longer disabled. The long-term disability plan is optional and plan premiums are paid for by the executive officer that chooses to participate. The life insurance plan pays the beneficiary an amount equal to 3 times the applicable officer’s annual salary up to a maximum of $900,000.

		Involuntary
		Not For		Termination	Termination
	Voluntary	Cause	For Cause	related to	in event of	Termination
	Termination	Termination	Termination	Change-in-	Disability	in event of
	on	on	on	Control on	On	Death on
Mr. Compofelice	12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008 *	12/31/2008
Compensation:	$500,000	$500,000	$500,000	$500,000	$500,000	$500,000
Severance	$—	$1,000,000	$—	$1,495,000	$—	$—
Annual Incentive 1)	$525,000	$1,050,000	$525,000	$1,050,000	$525,000	$525,000
Long-term Incentives
Intrinsic Value of Unvested and Accelerated Stock Options	$—	$—	$—	$—	$—	$—
Unvested and Accelerated Restricted Stock	$—	$—	$—	$432,722.82	$432,722.82	$432,722.82
Benefits & Perquisites:
Health Benefits	$—	$13,897	$—	$13,897	$—	$—
Annual Disability Income *	$—	$—	$—	$—	$180,000	$—
Life Insurance Benefits	$—	$—	$—	$—	$—	$900,000
Excise Tax & Gross-Up	$—	$—	$—	$993,641	$—	$—
Total	$525,000	$2,063,897	$525,000	$3,985,261	$1,137,723	$1,857,723

1)	For cases of Voluntary Termination, Involuntary Not for Cause Termination, For Cause Termination and Termination related to Change in Control, the 2008 annual incentive earned may be paid to the executive based on the Board’s discretion.

*	until no longer disabled or Social Security Retirement Age

		Involuntary
		Not For		Termination
		Cause	For Cause	related to	Termination	Termination
	Voluntary	Termination	Termination	Change-in-	in event of	in event of
	Termination On	On	on	Control on	Disability	Death on
Mr. Jones	12/31/2008	12/31/2008	12/31/2008	12/31/2008	on 12/31/2008 *	12/31/2008
Compensation:	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000
Severance	$—	$250,000	$—	$747,500	$—	$—
Annual Incentive 1)	$131,000	$174,333	$—	$652,256	$—	$—
Long-term Incentives
Intrinsic Value of Unvested and Accelerated Stock Options	$—	$—	$—	$—	$—	$—
Unvested and Accelerated Restricted Stock	$—	$—	$—	$167,737	$167,737	$167,737
Benefits & Perquisites:

		Involuntary
		Not For		Termination
		Cause	For Cause	related to	Termination	Termination
	Voluntary	Termination	Termination	Change-in-	in event of	in event of
	Termination On	On	on	Control on	Disability	Death on
Mr. Jones	12/31/2008	12/31/2008	12/31/2008	12/31/2008	on 12/31/2008 *	12/31/2008
Health Benefits	$—	$9,265	$—	$9,265	$—	$—
Annual Disability Income *	$—	$—	$—	$—	$150,000	$—
Life Insurance Benefits	$—	$—	$—	$—	$—	$750,000
Excise Tax & Gross-Up	$—	$—	$—	$488,642	$—	$—
Total	$131,000	$433,598	$—	$2,065,399	$317,737	$917,737

1)	For cases of Voluntary Termination, Involuntary Not for Cause Termination, For Cause Termination and Termination related to Change in Control, the 2008 annual incentive earned may be paid to the executive based on the Board’s discretion.

*	until no longer disabled or Social Security Retirement Age

		Involuntary
		Not For		Termination	Termination
		Cause	For Cause	related to	in event of	Termination
	Voluntary	Termination	Termination	Change-in-	Disability	in event of
	Termination	on	on	Control on	on	Death on
Mr. Varma	on 12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008 *	12/31/2008
Compensation:	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000
Severance	$—	$250,000	$—	$747,500	$—	$—
Annual Incentive 1)	$131,000	$295,271	$131,000	$622,169	$131,000	$131,000
Long-term Incentives
Intrinsic Value of Unvested and Accelerated Stock Options	$—	$—	$—	$—	$—	$—
Unvested and Accelerated Restricted Stock	$—	$—	$—	$135,781	$135,781	$135,781
Benefits & Perquisites:
Health Benefits	$—	$13,678	$—	$13,678	$—	$—
Annual Disability Income *	$—	$—	$—	$—	$150,000	$—
Life Insurance Benefits	$—	$—	$—	$—	$—	$750,000
Excise Tax & Gross-Up	$—	$—	$—	$455,525	$—	$—
Total	$131,000	$558,949	$131,000	$1,974,653	$416,781	$1,016,781

1)	For cases of Voluntary Termination, Involuntary Not for Cause Termination, For Cause Termination and Termination related to Change in Control, the 2008 annual incentive earned may be paid to the executive based on the Board’s discretion.

*	until no longer disabled or Social Security Retirement Age

		Involuntary
		Not For		Termination	Termination
		Cause	For Cause	related to	in event of	Termination
	Voluntary	Termination	Termination	Change-in-	Disability	in event of
	Termination	on	on	Control on	on	Death on
Mr. Wallace	on 12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008 *	12/31/2008
Compensation:	$225,000	$225,000	$225,000	$225,000	$225,000	$225,000
Severance Annual	$—	$225,000	$—	$672,750	$—	$—
Incentive 1)	$118,000	$283,002	$118,000	$611,356	$118,000	$118,000
Long-term Incentives
Intrinsic Value of Unvested and Accelerated Stock Options	$—	$—	$—	$—	$—	$—
Unvested and Accelerated Restricted Stock	$—	$—	$—	$133,617	$133,617	$133,617
Benefits & Perquisites:
Health Benefits	$—	$15,031	$—	$15,031	$—	$—
Annual Disability Income *	$—	$—	$—	$—	$135,000	$—
Life Insurance Benefits	$—	$—	$—	$—	$—	$675,000
Repatriation Costs	$25,000	$25,000	$25,000	$25,000	$25,000	$25,000
Excise Tax & Gross-Up	$—	$—	$—	$428,171	$—	$—
Total	$118,000	$523,033	$118,000	$1,860,925	$386,617	$926,617

1)	For cases of Voluntary Termination, Involuntary Not for Cause Termination, For Cause Termination and Termination related to Change in Control, the 2008 annual incentive earned may be paid to the executive based on the Board’s discretion.

*	until no longer disabled or Social Security Retirement Age

		Involuntary
		Not For		Termination	Termination
		Cause	For Cause	related to	in event of	Termination
	Voluntary	Termination	Termination	Change-in-	Disability	in event of
	Termination	on	on	Control on	on	Death on
Mr. Salazar	on 12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008 *	12/31/2008
Compensation:	$210,000	$210,000	$210,000	$210,000	$210,000	$210,000
Severance	$—	$—	$—	$210,000	$—	$—
Annual Incentive 1)	$113,000	$113,000	$113,000	$272,698	$113,000	$113,000
Long-term Incentives
Intrinsic Value of Unvested and Accelerated Stock Options	$—	$—	$—	$—	$—	$—
Unvested and Accelerated Restricted Stock	$—	$—	$—	$50,489	$50,489	$50,489
Benefits & Perquisites:
Health Benefits	$—	$—	$—	$13,678	$—	$—
Annual Disability Income *	$—	$—	$—	$—	$126,000	$—
Life Insurance Benefits	$—	$—	$—	$—	$—	$630,000
Excise Tax & Gross-Up	$—	$—	$—	$—	$—	$—
Total	$113,000	$113,000	$113,000	$546,864	$289,489	$793,489

1)	For cases of Voluntary Termination, Involuntary Not for Cause Termination, For Cause Termination and Termination related to Change in Control, the 2008 annual incentive earned may be paid to the executive based on the Board’s discretion.

*	until no longer disabled or Social Security Retirement Age
DIRECTOR COMPENSATION
     The following table sets forth the compensation earned by our non-employee directors for the year ended December 31, 2008:

					Change in
					pension value
					and
				Non-equity	nonqualified
	Fees Earned or	Stock	Option	incentive plan	deferred	All other
	paid in cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	(1)(2) ($)	(2) ($)	($)	earnings ($)	($)	($)
Kenneth M. Burke Chair of the Audit Committee	$75,000	100,000	—	—	N/A	—	—
Richard A. Bachmann	65,000	100,000	—	—	N/A	—	—
Ben A. Guill(3)	56,875	200,000	—	—	N/A	—	—
Edward C. Hutcheson, Jr. Chair of the Compensation Committee	70,000	100,000	—	—	N/A	—	—
Myles W. Scoggins Chair of the Nominating and Governance Committee	70,000	100,000	—	—	N/A	—	—
Per Staehr	65,000	100,000	—	—	N/A	—	—

(1)	On April 29, 2008, each director was granted 2,690 shares of restricted stock. All of the restrictions lapsed on May 29, 2008. At December 31, 2008, the following number of shares of our common stock held by our non-employee directors were outstanding: Mr. Burke, 14,392 shares; Mr. Bachmann, 12,392 shares; Mr. Guill, 5,799 shares; Mr. Hutcheson, 8,072 shares; Mr. Scoggins, 12,392 shares; and Mr. Staehr, 12,392 shares.

(2)	Dollar amounts represent the compensation expense recognized in 2008 with respect to outstanding award grants based on the grant date fair value of the respective award, in accordance with Statement of Financial Accounting Standards 123R, whether or not granted during 2008. See note 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 12, 2009 for a discussion of the assumptions made in determining these amounts.

(3)	Mr. Guill was appointed to the Board on February 13, 2008. On that date, Mr. Guill was granted 3,109 shares of restricted stock. All of the restrictions lapsed on March 13, 2008.
     In 2008, each non-employee director received an annual cash retainer of $65,000. The chairman of the Audit Committee received an additional annual retainer of $10,000, and the chairmen of each of the Nominating and Governance Committee and the Compensation Committee each received an additional annual retainer of $5,000.

     In addition to these cash retainers, the non-employee directors received $100,000 worth of restricted stock on April 2, 2008, which equated to the issuance of 2,690 shares to each non-employee director. The Compensation Committee reviewed director compensation in February 2009 and the cash retainer awards were left at the 2007 levels.
     Each non-employee Director had the opportunity to enroll in the Company’s health insurance program at the same cost as for employees of the Company. During 2008 none of the non-employee Directors participated in the Company’s health insurance program. All Directors were reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.
     A director who is also an employee receives no additional compensation for services as a director.
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2008, no member of the Compensation Committee was an officer or employee or former officer or employee of the Company. No Compensation Committee member had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K promulgated by the SEC pursuant to the Securities Exchange Act of 1934. During fiscal year 2008, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” included in this Amendment No. 1 with our management, and, based on such review and discussions, the Compensation Committee recommended to our Board that the “Compensation Discussion and Analysis” be included in this Amendment No. 1.
The Compensation Committee
Edward C. Hutcheson, Jr., Chairman of the Committee
Ben A. Guill
Myles W. Scoggins
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Ownership of Management
     The following table is based on reports filed with the SEC and sets forth, as of March 6, 2009, the beneficial ownership of common stock of our directors, each of our executive officers named in the “Summary Compensation Table” appearing on page 21 of this Amendment No. 1, and all directors, director nominees and executive officers as a group, as determined in accordance with SEC rules.

	Amount and
	nature of
	beneficial
Name of Beneficial Owner	ownership (1)		Percent of Class
Joseph S. Compofelice	254,147	(2)(7)(9)	1.5%
Richard A. Bachmann	12,392		*
Kenneth M. Burke	14,392		*
Edward C. Hutcheson, Jr.	8,072		*
Myles W. Scoggins	12,392		*
Per Staehr	12,392		*
Ben Guill	5,799		*
Geoff Jones	61,992	(3)(5)(6)(7)	*
D. Michael Wallace	44,859	(5)(6)(7)	*
Rishi A. Varma	41,359	(4)(5)(6)(7)	*
Tomas R. Salazar	11,795	(5)(8)	*
All directors and executive officers as a group (12 persons)	479,591		2.9%

*	Less than one percent.

(1)	Unless otherwise indicated, the securities are held with sole voting and investment power.

(2)	Mr. Compofelice shares investment power over 1,000 shares of common stock with a minors trust. Mr. Compofelice disclaims beneficial ownership with respect to these 1,000 shares.

(3)	Includes 7,500 shares held by Mr. Jones and subject to restrictions that lapse in annual 25% increments, which began on September 1, 2006.

(4)	Includes 3,334 shares subject to restrictions that lapse in annual 33% increments, which began on May 2, 2006.

(5)	Includes the following number of shares subject to options that are exercisable: Mr. Compofelice, 116,817; Mr. Jones, 19,467; Mr. Wallace, 11,967; Mr. Varma, 10,567; Mr. Hoover 6,234; and Mr. Salazar, 500.

(6)	Includes the following number of shares subject to restrictions that lapse 100% on March 21, 2010: Mr. Jones, 6,700; Mr. Wallace, 6,700 and Mr. Varma, 6,700.

(7)	Includes the following number of shares subject to restrictions that lapse 100% on February 13, 2011: Mr. Compofelice 33,854, Mr. Jones 10,938; Mr. Salazar, 6,563; Mr. Wallace 9,844; Mr. Hoover 3,350; and Mr. Varma 10,938. It also includes the following number of shares granted under performance rights: Mr. Compofelice 16,674; Mr. Jones, 5,387; Mr. Wallace, 4,848; Mr. Hoover 1,650; Mr. Salazar, 3,232; and Mr. Varma, 5,387. These performance shares vest on February 13, 2011 as follows: (i) 0% if the three-year average share price is less than $34.43, (ii) 20% if the three-year average share price is at $34.43, and (iii) 100% if the three-year average share price is at or above $40.54. Between 20% and 100% straight-line interpolation is used to determine vesting. In addition, after February 13, 2009, if during any consecutive 20-day trading period the Company’s average closing share price equals or exceeds $42.53/share, all such performance shares become immediately vested.

(8)	Includes 1,500 shares subject to restrictions that lapse 100% on January 2, 2011.
Securities Ownership of Certain Beneficial Owners
     The following table is based solely on reports filed with the SEC and indicates the beneficial ownership, as of March 6, 2009, of our common stock by each person known by us to beneficially own more than 5% of our outstanding common stock as determined in accordance with SEC rules.

	Amount and nature
	of beneficial
Name and Address of Beneficial Owner	ownership		Percent of Class
Kistefos AS	3,535,959	(1)	22.2	%(1)
Christen Sveaas		(1)		(1)
Bay Harbour Management, L.C.	2,404,465	(2)	15.1	%(2)
Highbridge International LLC	2,085,106	(3)	10.36	%(3)
Highbridge Convertible Arbitrage Master Fund, L.P.		(3)		(3)
Whitebox Advisors, LLC	1,607,386	(4)	10.1	%(4)

	Amount and nature
	of beneficial
Name and Address of Beneficial Owner	ownership		Percent of Class
Allegheny Corporation	1,225,000	(5)	7.7	%(5)
Dimensional Fund Advisors LP	1,215,886	(6)	7.6	%(6)
Black River Asset Management LLC	1,017,500	(7)	6.4	%(7)
Portside Growth and Opportunity Fund	964,869	(8)	5.7	%(8)
Capital Ventures International	977,239	(9)	5.8	%(9)

(1)	As of March 6, 2009, based on an amendment to a Schedule 13D filed jointly by Kistefos AS and Christen Sveaas. As the sole direct and indirect owner of Kistefos AS, Christen Sveaas is the beneficial owner of 3,535,959 shares of our common stock. Christen Sveaas has shared voting and dispositive power with Kistefos AS with respect to the shares it owns due to his ownership control of Kistefos AS. The address of the principal business office of each of Kistefos AS and Mr. Sveaas is Stranden 1, N-0250 Oslo, Norway.

(2)	As of December 31, 2008, based on a Schedule 13G filed by Bay Harbour Management, L.C. (“Bay Harbour”). According to the Schedule 13G, Bay Harbour has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of all such shares and so is deemed to beneficially own such shares. Such shares are held by certain investment funds and managed accounts advised by Bay Harbour. Bay Harbour disclaims beneficial ownership of any of such shares beneficially owned by the investment funds and managed accounts advised by Bay Harbour. Ann VanDyke, a family member of a controlling person of Bay Harbour holds 5,000 shares, and Bay Harbour disclaims the existence of a group with Ms. VanDyke and such shares are not included in the shares reported in the Schedule 13G. According to the Schedule 13G, Steven A. Van Dyke, Douglas P. Teitelbaum and John D. Stout are the controlling principals of Bay Harbour. The address of the principal business office of Bay Harbour is 375 Park Avenue, 20th Floor, New York, NY 10152.

(3)	As of December 31, 2008, based on a Schedule 13G filed jointly by Highbridge International LLC (“Highbridge International”), Highbridge Convertible Arbitrage Master Fund, L.P. (“Highbridge Convertible”), Highbridge Capital Management, LLC (“Highbridge Capital”), Glenn Dubin (“Dubin”) and Henry Swieca (“Swieca”). According to the Schedule 13G, 1,978,723 of such shares are issuable upon conversion of $79,980,000 principal amount of the Company’s 6.50% Senior Convertible Debentures due May 16, 2028 (the “Senior Notes”), and assuming a conversion price of $40.42 per share. According to the Schedule 13G, (i) Highbridge International beneficially owns Senior Notes convertible into 1,978,723 shares, (ii) Highbridge Convertible beneficially owns Senior Notes convertible into 106,382 shares, (iii) each of Highbridge Capital, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of Senior Notes convertible into 2,085,106 shares beneficially owned by Highbridge International and Highbridge Convertible. All such persons report shared power to vote or direct the vote and shared power to dispose or direct the disposition of such shares reported in the prior sentence. Highbridge International and Highbridge Convertible may not convert Senior Notes until such time as all such reporting persons would not beneficially own after any such exercise more than 9.99% of the outstanding shares. The shares reported as issuable upon conversion of the Senior Notes do not include any accrued and unpaid interest. The shares reported also do not include 719,158 shares that may be issued to Highbridge International upon conversion of $36,400,000 aggregate principal amount of 3.00% Senior Convertible Debentures due January 12, 2027 (the “2027 Notes”), upon the satisfaction of certain conditions, which currently have not been satisfied and cannot be satisfied in the discretion of Highbridge International within the next 60 days. Highbridge Capital is the trading manager of Highbridge International and Highbridge Convertible. Dubin is the Chief Executive Officer and Swieca is the Chief Investment Officer of Highbridge Capital. Highbridge Capital, Dubin and Swieca disclaim beneficial ownership of shares held by Highbridge International and Highbridge Convertible. The address of the principal business office of Highbridge International and Highbridge Convertible is c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies, and the address of the principal business office of Highbridge Capital, Dubin and Swieca is c/o Highbridge Capital, 9 West 57th Street, 27th Floor, New York, New York 10019.

(4)	As of December 31, 2008, based on an amendment to a Schedule 13G. The amendment to the Schedule 13G was filed jointly filed by the following entities (with the number of shares underlying the Senior Notes held by each entity shown in parenthesis): Whitebox Advisors, LLC (1,607,386 shares)(“WA”), Whitebox Combined Advisors, LLC (761,626 shares)(“WCA”) Whitebox Combined Partners, L.P. (761,626 shares)(“WCP”), Whitebox Combined Fund, L.P. (761,626 shares)(“WCFLP”), Whitebox Combined Fund, Ltd. (761,626 shares)(“WCFLTD”), Whitebox Convertible Arbitrage, LLC (308,067 shares)(“WCAA”), Whitebox Convertible Arbitrage Partners, L.P. (308,067 shares)(“WCAP”), Whitebox Convertible Arbitrage Fund, L.P. (308,067 shares)(“WCAFLP”), Whitebox Convertible Arbitrage Fund, Ltd. (308,067 shares)(“WCAFLTD”), Whitebox Intermarket Advisors, LLC (398,179 shares)(“WIA”), Whitebox Intermarket Partners, L.P. (398,179 shares)(“WIP”), Whitebox Intermarket Fund, L.P. (398,179 shares)(“WIFLP”), Whitebox Intermarket Fund, Ltd. (398,179 shares)(“WILTD”), Pandora Select Advisors, LLC (49,480 shares)(“PSA”), Pandora Select Partners, L.P. (49,480 shares)(“PSP”), Pandora Select Fund, L.P. (49,480 shares)(“PSFLP”), Pandora Select Fund, Ltd. (49,480 shares)(“PSFLTD”), Whitebox Special Opportunity Advisors, LLC (24,740 shares)(“WSOA”), Whitebox Special Opportunities Partners, L.P. — Series B (24,740 shares)(“WSOBP”), Whitebox Special Opportunities Fund, L.P. — Series B (24,740 shares)(“WSOBFLP”), and Whitebox Special Opportunities SPC Fund, Ltd. — Series B (24,740 shares)(“WSOBFLTD”). According to the Schedule 13G, all such entities hold shared voting power and dispositive power over the shares reported as beneficially owned. The address of the principal business office of WA, WCA, WCAA, WIA, PSA, WSOA, WCFLP, WCAFLP, WIFLP, PSFLP and WSOBFLP is 3033 Excelsior Blvd., Suite 300, Minneapolis, MN 55416. The address of the principal business office of WCP, WCAP, WIP, PSP, WSOBP, WCFLTD, WCAFLTD, WIFLTD, PSFLTD and WSOBFLTD is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(5)	As of December 31, 2008, based on an amendment to a Schedule 13G, such shares are beneficially owned directly by Capitol Indemnity Corporation (“CIC”), Capitol Specialty Insurance Company (“CSIC”), Employers Direct Insurance Company (“EDIC”), Platte River Insurance Company (“PRC”) and RSUI Indemnity Company (“RIC”). Alleghany Capital Partners LLC

(“ACP”) acts as an investment manager for each of CIC, CSIC, EDIC, PRC and RIC pursuant to an investment management agreement with each such company, whereby, among other things, ACP has been granted voting power over the shares of common stock of the issuer owned of record by each such company. Capitol Transamerica Corporation (“CATA”) owns 100% of the issued and outstanding stock of CIC and CSIC. Employers Direct Corporation (“EDC”) owns 100% of the issued and outstanding stock of EDIC. RSUI Group, Inc. (“RSUI Group”) owns 100% of the issued and outstanding stock of RIC. Alleghany Insurance Holdings LLC (“AIHL”) owns 100% of the issued and outstanding stock of CATA, PRC and RSUI Group, 100% of the equity interests in ACP and 98.5% of the issued and outstanding stock of EDC. Alleghany Corporation (“Alleghany”) owns 100% of the equity interests in AIHL. According to the amendment to the Schedule 13G, (i) Allegheny and AIHL have shared voting and dispositive power over all such shares, (ii) ACP has shared and sole voting and shared dispositive power over all such shares, (iii) CATA has shared and sole voting and shared dispositive power over 262,500 of such shares, (iv) EDC has shared voting and dispositive power over 60,000 of such shares, (v) PRC has shared voting and dispositive power over 37,500 of such shares, (vi) RSUI Group and RIC have shared voting and dispositive power over 865,000 of such shares, (vii) CIC has shared voting and dispositive power over 240,000 of such shares and (viii) CSIC has shared voting and dispositive power over 22,500 of such shares, EDIC has shared voting and dispositive power over 60,000 of such shares. The address of the principal business office of (i) Alleghany, ACP and AIHL is 7 Times Square Tower, 17th Floor, New York, NY 10036, (ii) EDC and EDIC is 30301 Agoura Road, Agoura Hills, CA 91301, (iii) RSUI Group and RIC is 945 East Paces Ferry Road, Atlanta, GA 30326, (iv) CSIC, CATA, PRC and CIC is 1600 Aspen Commons, Middleton, WI 53562.

(6)	As of December 31, 2008, based on an amendment to Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”). Dimensional furnishes investment advice to 4 investment companies (the “Funds”) registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. According the amendment to the Schedule 13G, in its role as investment advisor or manager, Dimensional beneficially owns and possesses sole power to vote with respect to 1,174,641 of such shares and the sole power to dispose of 1,215,886 of such shares. The address of the principal business office of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(7)	As of December 31, 2008, based on an amendment to Schedule 13G filed jointly by Black River Asset Management LLC (“BR Asset”), Black River Commodity Fund Ltd. (“BR Commodity”) and Black River Commodity Equity Value Fund Ltd. (“BR Equity”). According to the amendment, (i) BR Asset beneficially owns and is deemed to have sole power to vote and dispose of all such shares, (ii) BR Commodity beneficially owns and is deemed to have sole power to vote and dispose of 356,125 of such shares, and (iii) BR Equity beneficially owns and is deemed to have sole power to vote and dispose of 661,375 of such shares. The address of the principal business office of BR Asset is 12700 Whitewater Drive, Minnetonka, MN 55343. The address of the principal business office of BR Commodity and BR Equity is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(8)	As of December 31, 2008, based on an amendment to Schedule 13G filed jointly by Portside Growth and Opportunity Fund (“Portside”), Ramius LLC (“Ramius”), C4S & Co., L.L.C. (“C4S”), Peter A. Cohen (“Cohen”), Morgan B. Stark (“Stark”), Thomas W. Strauss (“Strauss”) and Jeffrey M. Solomon (“Solomon”). According to the amendment, such shares are issuable upon conversion of $39,000,000 principal amount of the Senior Notes, assuming a conversion price of $40.42 per share. According to the Schedule 13G, Portside, Ramius and C4S have sole power to vote or direct the vote and sole power to dispose or direct the disposition of all such shares issuable upon conversion and therefore beneficially own such shares, and Cohen, Stark, Strauss and Solomon have shared power to vote or direct the vote and shared power to dispose or direct the disposition of all such shares issuable upon conversion and therefore beneficially own such shares. Portside has the right to convert the Senior Notes into shares of the Company’s common stock provided Portside would not beneficially own more than 9.99% of the outstanding shares of the Company’s common stock after any such exercise. The shares reported also do not include 201,324 shares that may be issued to Portside upon conversion of $8,745,000 aggregate principal amount of the 2027 Notes, upon the satisfaction of certain conditions, which currently have not been satisfied and cannot be satisfied in the discretion of Portside within the next 60 days. Ramius is the investment manager of Portside with the power to made decisions respecting the disposition of the proceeds from the sale of shares of the Company’s common stock, among other things. C4S is the management member of Ramius and directs its operations. Messrs. Cohen, Stark, Strauss and Solomon are the sole management members of C4S and in that capacity direct its operations. Each of Ramius, C4S and Messrs. Cohen, Stark, Strauss and Solomon may be deemed to beneficially own the $39,000,000 aggregate principal amount of the Senior Notes owned by Portside but disclaim such beneficial ownership. The address of the principal business office of Portside, Ramius, C4S, Cohen, Stark, Strauss and Solomon is c/o Ramius LLC, 599 Lexington Avenue, 20th Floor, New York, New York 10022.

(9)	As of December 31, 2008, based on a Schedule 13G filed jointly by Capital Ventures International (“Capital Ventures”) and Heights Capital Management, Inc. (“Heights Capital”). According to the Schedule 13G, such shares are issuable upon conversion of $39,500,000 principal amount of the Senior Notes and assuming a conversion price of $40.42 per share. According to the Schedule 13G, Capital Venture and Heights Capital have shared power to vote or direct the vote and the shared power to dispose or direct the disposition of all such shares issuable upon conversion. Heights Capital serves as the investment advisor of Capital Ventures and may be deemed to be the beneficial owner of all such shares owned by Capital Ventures, but disclaims such beneficial ownership. The address of the principal business office of Capital Ventures is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies and the address of the principal business office of Heights Capital is 101 California Street, Suite 3250, San Francisco, California 94111.
Item 13. Certain Relationships and Related Transactions and Director Independence
Related Persons Policies and Procedures
     From time to time we may engage in transactions with “related persons.” Related persons are directors, director nominees and executive officers or their immediate family members, stockholders owning more than 5% of our common stock, or any entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Audit Committee is responsible for reviewing certain transactions with related persons including those which meet the minimum threshold for disclosure in this Amendment No. 1 under relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect interest).
     In the course of its review and approval or ratification of such a transaction, the Audit Committee will consider various aspects of the transaction it deems appropriate, which may include:
•	The nature of the related person’s interest in the transaction;

•	The material terms of the transaction;

•	Whether such transaction might affect the independent status of a director under Nasdaq independence standards;

•	The importance of the transaction to the related person and to us; and

•	Whether the transaction could impair the judgment of a director or executive officer to act in our best interest.
     We have various processes for identifying, reporting and reviewing conflicts of interests, including related person transactions. Our Ethics Policy provides that no director, officer or other employee shall engage in business or conduct, or enter into agreements or arrangements, which would give rise to actual, potential or the appearance of conflicts of interest. The Ethics Policy also provides procedures for reporting any actual or potential conflicts of interest. In addition, we annually distribute a questionnaire to our executive officers and directors and review the information furnished by such persons. The questionnaire requests information regarding, among other things, certain transactions with us in which they or their family members have an interest.
     Our policies and procedures for approval or ratification or transactions with “related persons” are not contained in a single policy or procedure; but instead in various corporate documents such as our Ethics Policy, our Corporate Governance Practices and Policies, and in our Audit Committee charter.
     Our Audit Committee will consider the facts and circumstances of proposed related person transaction. After our Audit Committee makes a determination regarding the proposed transaction, the decision will be conveyed to our General Counsel who will communicate the decision to the appropriate persons at the Company. Our directors of accounts payable and accounts receivable will produce quarterly reports of any amounts paid or payable to, or received or receivable from, any related person, and those reports will be provided to our General Counsel to determine whether there are any “related person” transactions that were not previously approved or previously ratified under our policies and procedures. In connection with this process or otherwise, if our management becomes aware of a “related person” transaction that has not been previously approved or ratified under our policy, it will be submitted to our Audit Committee which will consider all of the facts and circumstances and, based on that review, evaluate all options including ratification, amendment or termination of such transaction, evaluation of our controls and procedures and other appropriate action.
     Any member of the Audit Committee who is a related person with respect to a transaction under review does not participate in the vote relating to approval or ratification of the transaction.

Transactions
     Transactions with Kistefos AS
     Stock Purchase Agreement. On August 9, 2007, the Company entered into a stock purchase agreement with Kistefos. According to its most recent amendment to its Schedule 13D, Kistefos beneficially owns approximately 22.2% of the Company’s outstanding common stock.
     Pursuant to the stock purchase agreement, the Company may, from time to time, purchase shares of its common stock from Kistefos in connection with the Company’s share repurchase program. Under the agreement, on any day that the Company purchases shares from other stockholders under the program, the Company may purchase shares from Kistefos so that, at the completion of the purchases, Kistefos will beneficially own no less than 20% of the Company’s common stock. The Company’s purchase price for the shares held by Kistefos is equal to the volume weighted average price for all shares purchased from other stockholders on the applicable trade date.
     Purchases under the stock purchase agreement will end on the earlier of (i) the purchase of $20 million of shares from Kistefos, (ii) the Company’s announcement of the termination or expiration of its repurchase program or (iii) the date Kistefos no longer owns shares of the Company’s common stock.
     The Company’s purchase of shares from Kistefos will be suspended during any “restricted period” under Regulation M promulgated by the Securities and Exchange Commission. After any restricted period, the Company’s may purchase shares from Kistefos on any trade date so long as Kistefos will beneficially own at least the percentage of common stock that it beneficially owned at the end of the restricted period.
     The Company agreed to indemnify Kistefos and certain of its affiliates against any losses under federal or state laws or regulations, if such losses arise out of the Company’s actions in connection with purchases under the repurchase program, except for any losses resulting from Kistefos’s willful misconduct, gross negligence or bad faith.
     Pursuant to the stock purchase agreement, the Company has purchased 114,042 shares of its common stock from Kistefos at a price per share between $29.4993 and $33.50 for an aggregate purchase price of approximately $3.52 million. The stock purchase agreement is still in effect.
     Registration Rights. In March 2005, the Company entered into a registration rights agreement with certain holders including Kistefos, pursuant to which the Company registered 2,121,600 shares of the Company’s common stock held by Kistefos. On August 24, 2007, Kistefos and the Company entered a letter agreement pursuant to which Kistefos requested registration of 2,915,850 shares of Company common stock pursuant to the registration rights agreement. On August 24, 2007, the Company filed a shelf registration statement on Form S-3 covering Kistefos’s shares of the Company’s common stock. The registration statement filed with the SEC is still effective.
     No other transactions with related persons have occurred since January 1, 2008.
Director Independence
     Our Board has reviewed the independence of our directors using the independence standards of The Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that the following members of the Board currently are independent within the meaning of the Nasdaq listing standards currently in effect: Dr. Scoggins, Mr. Burke, Mr. Hutcheson, Mr. Staehr, Mr. Guill and Mr. Bachmann.
     In addition, the members of the Audit Committee of the Board also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Kenneth M. Burke is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Burke’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Burke any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.
Item 14. Principal Accountant Fees and Services
     The Audit Committee has appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.
Independent Registered Public Accounting Firm Fees
     PricewaterhouseCoopers LLP has billed us the following amounts for professional services rendered during each of the fiscal years represented:

	2008	2007
Audit Fees(1)	$2,524,485	$1,395,176
Audit Related Fees(2)	$60,310	$162,102
Tax Fees(3)	$45,678	$24,480
All Other Fees(4)	$—	$—

	$2,630,473	$1,581,758

(1)	Reflects fees for services rendered for the audit of our annual financial statements for the fiscal year indicated and reviews of the financial statements contained in our quarterly reports on Form 10-Q for that fiscal year. Audit fees in 2008 include $240,000 related to various SEC services and $116 of statutory audits for our various foreign subsidiaries. Audit fees in 2007 include $125,000 for various SEC services, $46,000 for the re-audit related to the purchase of our Active Subsea ASA subsidiary and $188,000 of statutory audits for our various foreign subsidiaries.

(2)	Reflects fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Reflects fees for professional services rendered for tax compliance, tax advice, and tax planning.

(4)	PricewaterhouseCoopers LLP did not perform any non-audit services for us specified in Rule 2-01(c)(4)(i)-(ix) of Regulation S-X.
Pre-Approval Process
     All of the services performed by PricewaterhouseCoopers LLP in 2008 were pre-approved by the Audit Committee. Any requests for audit, audit-related, tax and other services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. None of the services described above were approved by the Audit Committee under the de minimus exception provided by Rule 2-01(C)(7)(i)(C) under Regulation S-X. During the year, the Audit Committee Chairman has the authority to pre-approve requests for services that were not pre-approved at a regularly scheduled audit committee meeting and the Chairman will present such pre-approval to the Audit Committee at the next regularly scheduled Audit Committee meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(b) Exhibits
     See Index to Exhibits on page 38. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trico Marine Services, Inc. (Registrant)
By:	/s/ Joseph S. Compofelice
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Date: May 5, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Compofelice Joseph S. Compofelice	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 5, 2009

/s/ Geoff A. Jones Geoff A. Jones	Vice President and Chief Financial Officer (Principal Financial Officer)	May 5, 2009

/s/ Lisa Curtis Lisa Curtis	Chief Accounting Officer (Principal Financial Officer)	May 5, 2009

/s/ Per Staehr Per Staehr	Director	May 5, 2009

/s/ Richard A. Bachmann Richard A. Bachmann	Director	May 5, 2009

/s/ Kenneth M. Burke Kenneth M. Burke	Director	May 5, 2009

/s/ Ben A. Guill Ben A. Guill	Director	May 5, 2009

/s/ Edward C. Hutcheson, Jr. Edward C. Hutcheson, Jr.	Director	May 5, 2009

/s/ Myles W. Scoggins Myles W. Scoggins	Director	May 5, 2009

TRICO MARINE SERVICES, INC.
EXHIBIT INDEX

2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 15, 2004).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 16, 2005).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 9, 2007).

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2008).

3.4	Eighth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 9, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K dated March 15, 2005).

4.2	Registration Rights Agreement, dated as of March 15, 2005, by and among Trico Marine Services, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 16, 2005).

4.3	Warrant Agreement, dated March 15, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K/A dated March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 1, 2007).

4.6	Registration Rights Agreement, by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K dated March 1, 2007).

4.7	Securities Purchase Agreement, dated as of May 14, 2008, by and among Trico Marine Services, Inc. and the investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 14, 2008).

4.8	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated May 16, 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A dated May 14, 2008).

4.9	Form of Registration Rights Agreement, dated May 16, 2008, among Trico Marine Services, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 14, 2008).

4.10	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A dated May 22, 2008).

4.11	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K/A dated May 22, 2008).

4.12	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 14, 2008).

10.1	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2008).

10.2	First Amendment to Credit Agreement, dated as of June 24, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.3	Second Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.4	Third Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement, dated as of April 24, 2008 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008).

10.5	Fourth Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of April 24, 2008(1).

10.6	Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 14, 2008).

10.7	First Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.8	Second Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008).

10.9	Third Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of May 14, 2008(1).

10.10	Amended and Restated Credit Agreement, dated as of August 29, 2008, among Trico Marine Services Inc., Trico Marine Assets Inc., and Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Lead Arranger for the Lenders (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.11	First Amendment to Credit Agreement, dated as of March 10, 2009, to the Amended and Restated Credit Agreement, dated as of August 29, 2008(1).

10.12	NOK 260,000,000 Credit Facility, entered into on May 28, 2008, between Trico Shipping AS, as Borrower, and Carnegie Investment Bank AB Norway Branch, as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008).

10.13	Pledge of Shares, entered into on May 28, 2008, between Trico Shipping AS, as Pledgor, and Carnegie Investment Bank AB Norway Branch, as Pledgeee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 28, 2008).

10.14	NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.15	NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.16	Credit Facility Agreement, dated November 19, 2007, by and among DeepOcean Shipping AS, Deep Ocean ASA, Nordea Bank Norge ASA as Agent and Arranger, and the Financial Institutions listed therein as Banks(1).

10.17	First Amendment to Credit Facility Agreement, dated December 30, 2008, to the Credit Facility Agreement, dated November 19, 2007(1).

10.18	Second Amendment to Credit Facility Agreement, dated March 6, 2009, to the Credit Facility Agreement, dated November 19, 2007(1).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Ac, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Ac, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350(2).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 12, 2009.

(2)	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Trico Marine Services, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.