Form 10-Q
period 2009-03-31
TRICO MARINE SERVICES INC
filed 2009-05-11
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-33402
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10001 Woodloch Forest Drive, Suite 610,	77380 (Zip code)
The Woodlands, Texas (Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 203-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not Check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at May 1, 2009 was 16,227,253.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
		As adjusted, see
		Notes 4 and 12
ASSETS
Current assets:
Cash and cash equivalents	$60,504	$94,613
Restricted cash	3,035	3,566
Accounts receivable, net	127,320	165,152
Prepaid expenses and other current assets	11,200	3,375

Total current assets	202,059	266,706

Property and equipment:
Marine vessels	513,750	502,417
Subsea equipment	156,431	153,003
Construction-in-progress	282,608	260,069
Transportation and other	5,098	4,902

	957,887	920,391
Less accumulated depreciation and amortization	(133,408)	(115,981)

Net property and equipment, net	824,479	804,410

Intangible assets	107,659	106,983
Other assets	23,853	24,637

Total assets	$1,158,050	$1,202,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term and current maturities of long-term debt	$210,942	$82,982
Accounts payable	22,830	53,872
Accrued expenses	84,358	85,656
Accrued interest	12,532	10,383
Foreign taxes payable	2,189	4,000
Income taxes payable	14,295	18,133

Total current liabilities	347,146	255,026

Long-term debt	552,297	687,098
Long-term derivative	180	1,119
Foreign taxes payable	31,415	47,508
Deferred income taxes	3,983	5,104
Other liabilities	6,821	6,001

Total liabilities	941,842	1,001,856

Commitments and contingencies (See Note 13)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 16,767,772 and 16,199,980 shares issued at March 31, 2009 and December 31, 2008, respectively	166	160
Warrants	1,640	1,640
Additional paid-in capital	322,662	316,694
Retained earnings	24,450	25,197
Accumulated other comprehensive loss, net of tax	(189,494)	(202,681)
Phantom stock	55,588	55,588
Treasury stock, at cost, 570,207 shares	(17,604)	(17,604)

Total Trico Marine Services, Inc. stockholders’ equity	197,408	178,994

Noncontrolling interest	18,800	21,886

Total equity	216,208	200,880

Total liabilities and stockholders’ equity	$1,158,050	$1,202,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
		As adjusted, see
		Notes 4 and 12
Revenues	$121,819	$59,175

Operating expenses:
Direct operating expenses	98,488	32,994
General and administrative	21,439	10,767
Depreciation and amortization	18,072	6,747
Gain on sales of assets	(9)	(2,837)

Total operating expenses	137,990	47,671

Operating income (loss)	(16,171)	11,504

Interest expense, net of amounts capitalized	(10,914)	(1,152)
Interest income	1,072	1,578
Unrealized gain on mark-to-market of embedded derivative	939	—
Gain on conversion of debt	10,779	—
Other expense, net	(730)	1,167

Income (loss) before income taxes	(15,025)	13,097

Income tax (benefit) expense	(15,028)	1,950

Net income	3	11,147

Less: Net (income) attributable to the noncontrolling interest	(750)	(841)

Net income (loss) attributable to Trico Marine Services, Inc.	$(747)	$10,306

Earnings (loss) per common share:
Basic	$(0.04)	$0.72

Diluted	$(0.04)	$0.69

Weighted average shares outstanding:
Basic	16,711	14,411
Diluted	16,711	14,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
		As adjusted, see
		Notes 4 and 12
Cash flows from operating activities:
Net income	$3	$11,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,072	6,747
Amortization of non-cash deferred revenues	(140)	(89)
Amortization of deferred financing costs	580	—
Noncash benefit related to change in Norwegian tax law	(18,568)	—
Accretion of debt discount	3,404	1,293
Deferred income taxes	2,470	1,769
Change in fair value of embedded derivative	(939)	—
Gain on conversion of 6.5% Debentures	(10,779)	—
Cash paid for make-whole premium related to conversion of 6.5% Debentures	(6,574)	—
Gain (loss) on sales of assets	(9)	(2,837)
Provision on doubtful accounts	493	—
Stock based compensation	724	844
Change in operating assets and liabilities	(4,155)	(12,955)

Net cash provided by (used in) operating activities	(15,418)	5,919

Cash flows from investing activities:
Purchases of property and equipment	(19,557)	(32,203)
Proceeds from sales of assets	155	5,123
Decrease in restricted cash	659	3,661

Net cash used in investing activities	(18,743)	(23,419)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	—	11,901
Proceeds from issuance of debt	—	12,000
Proceeds and repayments of revolving credit facilities, net	2,529	—
Contribution from noncontrolling interest	2,284	—
Dividend to noncontrolling partner	(6,120)	—
Debt issuance costs	—	(273)

Net cash provided by (used in) financing activities	(1,307)	23,628

Effect of exchange rate changes on cash and cash equivalents	1,359	5,562

Net increase (decrease) in cash and cash equivalents	(34,109)	11,690

Cash and cash equivalents at beginning of period	94,613	131,463

Cash and cash equivalents at end of period	$60,504	$143,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the Company). The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. The Company also consolidates the accounts of its noncontrolling owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2008 have been adjusted to reflect the retrospective application of FAS 160 and APB 14-1 to conform to the current period’s presentation. The presentation and disclosure requirements of FAS 160 had no effect on net income or operating cash flows. See Note 12 Noncontrolling Interests. The APB 14-1 adjustments did have an effect on the financial statements. See Note 4 Debt.
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
     The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. Risks and Uncertainties
     As an international integrated provider of subsea and marine support vessels and services to the energy and telecommunications industries, the Company’s revenue, profitability, cash flows and future rate of growth are substantially dependent on its ability to (1) secure profitable contracts through a balance of spot exposure and term contracts, (2) increase its vessel utilization and maximize its service spreads, (3) deploy its vessels to the most profitable markets, and (4) invest in a technologically advanced subsea fleet. Consistent with the Company’s strategy, it is in the process of constructing or converting several purpose-specific vessels for customers under long-term contracts. The Company’s inability to execute its plan or the failure to successfully complete construction or conversion of new vessels on schedule could adversely affect its financial position, results of operations and cash flows.
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the U.S. Gulf of Mexico, West Africa, Brazil, Mexico and Southeast Asia. The Company’s international operations are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s structure, it may not be able to repatriate funds from its Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

     Because the Company’s revenues are generated primarily from customers who have similar economic interests, its operations are also susceptible to market volatility resulting from economic, cyclical, weather related or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil or gas prices, or industry perceptions about future oil and gas prices could materially decrease the demand for the Company’s services, adversely affecting its financial position, results of operations and cash flows.
     The Company’s operations, particularly in the North Sea, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of its long-term contracts contain early termination options in favor of its customers. If any of these customers terminate their contracts with the Company, fail to renew an existing contract, refuse to award new contracts to it or choose to exercise their termination rights, the Company’s financial position, results of operations and cash flows could be adversely affected.
     The Company’s certificate of incorporation effectively requires that it remain Jones Act eligible, and it must comply with the Jones Act to engage in coastwise trade in the Gulf of Mexico. The Jones Act provides that non-U.S. citizens may neither exercise control over more than 25% of the voting power in the corporation nor occupy seats that constitute more than a minority of a Board quorum. The Company expects decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of its subsea strategy, which will require continued compliance with the Jones Act. Any action that risks its status under the Jones Act could have a material adverse effect on its business, financial position, results of operations and cash flows.
     The Company is highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions, and could limit its ability to obtain the additional financing required to successfully operate its business. The Company’s inability to satisfy any of the obligations under its debt agreements would constitute an event of default. Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change or a fundamental change occurs in regards to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lender, which is outside of the control of the Company. Under cross-default provisions in several agreements governing its indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of its other debt agreements and under its Master Charter lease agreement. A default, whether by the Company or any of its subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, the Company might not be able to obtain waivers or secure alternative financing to satisfy all of its obligations simultaneously. Given current market conditions, the Company’s ability to access the capital markets or to consummate planned asset sales may be restricted at a time when it would like or need to raise additional capital. In addition, the current economic conditions could also impact its lenders, customers and vendors and may cause them to fail to meet their obligations to it with little or no warning. These events could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and ability to satisfy the obligations under its debt agreements. (Also see Note 4 Long Term Debt.)
     The holders of the Company’s 6.5% Senior Convertible Debentures (6.5% Debentures) due 2028 have the right to convert their 6.5% Debentures into Company common stock and receive a make whole interest payment from it. In addition, these 6.5% Debentures provide the holders with the right to require the Company to repurchase the 6.5% Debentures on specified dates or upon the occurrence of a “Fundamental Change” in its business, which is defined as the occurrence of any of the following:
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

(b)	the first day on which a majority of the members of the Board of Directors are not continuing directors of the Board; or

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

(ii)	any merger primarily for the purpose of changing the Company’s jurisdiction of incorporation and resulting in a reclassification, conversion or exchange of outstanding shares of common stock solely into shares of common stock of the surviving entity.

(e)	the termination of trading of the common stock, which will be deemed to have occurred if the common stock or other common equity interests into which the 6.5% Debentures are convertible is neither listed for trading on a United States national securities exchange nor approved for listing on any United States system of automated dissemination of quotations of securities prices, and no American Depositary Shares or similar instruments for such common equity interests are so listed or approved for listing in the United States.
     However, a Fundamental Change will be deemed not to have occurred if more than 90% of the consideration in the transaction or transactions (other than cash payments for fractional shares and cash payments made in respect of dissenters’ appraisal rights) which otherwise would constitute a Fundamental Change under clauses (a) or (d) above consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded or to be traded immediately following such transaction on a U.S. national securities exchange or approved for listing on any United States system on automated dissemination of quotations of securities prices, and, as a result of the transaction or transactions, the 6.5% Debentures become convertible into such common stock, depositary receipts or other certificates representing common equity interests. Such conversions could significantly impact liquidity, and it may not have sufficient funds to make the required cash payments should a majority of the holders convert. The Company’s failure to convert or pay the make whole interest payment under the terms of the 6.5% Debentures would constitute an event of default, which in turn, could constitute an event of default under all of its outstanding debt agreements.
     Execution of the Company’s business plan and continued compliance with its debt covenants are dependent upon it obtaining a minimum level of EBITDA and liquidity. The Company’s forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of the Company’s contractual covenants which could result in all or a portion of its outstanding debt becoming immediately due and payable. Within certain constraints, the Company can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs. While postponing or eliminating capital projects would delay or reduce future cash flows, the Company believes this control will provide it the flexibility to match its capital commitments to its available capital resources.
3. Acquisition
     On May 15, 2008, the Company initiated a series of transactions that resulted in the acquisition of all of the equity ownership of DeepOcean ASA, a Norwegian public limited liability company (“DeepOcean”), including CTC Marine Projects LTD (“CTC Marine”), a wholly-owned subsidiary of DeepOcean. The Company began consolidating DeepOcean’s results on May 16, 2008, the date it obtained constructive control of DeepOcean. The Company’s ownership of DeepOcean ranged from 54% on May 16, 2008 to in excess of 99% by June 30, 2008. At December 31, 2008, the Company had a 100% interest in DeepOcean. The Company, through its subsidiary, Trico Shipping AS (Trico Shipping), acquired all of the outstanding common stock of DeepOcean for approximately $700 million plus the assumption of $281.7 million of debt.
     The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities, the proceeds from the issuance of $300 million of the 6.5% Debentures and the issuance of the Company’s equity instruments in the form of phantom stock units. See Note 4 for further discussion on the debt associated with the acquisition.

     Intangible assets consist of trade names and customer relationships. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending March 31, 2009. The Company classified trade names as indefinite lived assets. Under SFAS No. 142, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2008, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. As a result of this assessment, the Company recognized an impairment during 2008 of $3.1 million on trade name assets. As of March 31, 2009 and December 31, 2008, the Company had $27.1 million and $26.4 million, respectively, of trade names on its Consolidated Balance Sheet, which is included in “Intangible assets.”
     The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2008 and the three months ended March 31, 2009 (in thousands):

Customer
Relationships
Balance at December 31, 2007	$—
Intangible assets acquired in connection with DeepOcean acquisition	118,057
Amortization	(5,040)
Foreign currency translation adjustment	(32,459)

Balance at December 31, 2008	$80,558
Amortization	(1,641)
Foreign currency translation adjustment	1,601

Balance at March 31, 2009	$80,518

     Amortization expense was $1.6 million for the three months ended March 31, 2009 and none for the three months ended March 31, 2008. The estimated amortization expense for the remainder of 2009 is $5.0 million and $6.6 million per year for 2010, 2011, 2012 and 2013.
     The operations of DeepOcean are reflected in the Company’s Subsea Services segment and the operations of CTC Marine are reflected in the Company’s Subsea Trenching and Protection segment.
     At December 31, 2008, the purchase price and purchase price allocation were finalized.
     All of the Company’s intangible assets are in connection with the acquisition.
     Pro forma Information
     The following unaudited pro forma information assumes that the Company acquired DeepOcean and CTC Marine effective January 1, 2008.

	Three Months Ended
	March 31, 2008
	Historical	Pro Forma
	As adjusted, see
	Notes 4 and 12
Revenues	$59,175	$144,834
Operating income [a]	11,504	11,837
Income before income taxes [b]	13,097	1,562
Net income (loss) attributable to Trico Marine Services, Inc.	$10,306	$(425)

Diluted net income (loss) per share of common stock	$0.69	$(0.03)
Diluted weighted average shares outstanding	14,919	14,411

a.	Pro forma amounts for the three months ended March 31, 2008 include the effect of non-recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $3.6 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work.

b.	Pro forma amounts include acquisition-related debt costs ($16.3 million), including the amortization of debt discount on the 6.5% Debentures (Note 4). The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.
4. Debt
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at March 31, 2009. The Company’s debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
		As adjusted
NOK 350 million Revolving Credit Facility(1), maturing January 1, 2010	$61,534	$61,531
NOK 230 million Revolving Credit Facility(1), maturing January 1, 2010	22,045	21,233
NOK 150 million Additional Term Loan(1), maturing January 1, 2010	10,115	10,398
NOK 200 million Overdraft Facility(1), maturing January 1, 2010	23,826	3,207
23.3 million Euro Revolving Credit Facility(1), maturing March 31, 2010	18,720	19,717
NOK 260 million Short Term Credit Facility interest at 9.9%, maturing on February 1, 2009	—	11,631
$254.7 million and $278.0 million face amount, 6.5% Senior Convertible Debentures(2), net of unamortized discount of $39.4 million and $45.0 million as of March 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on May 15, 2028	215,336	232,998
$150.0 million face amount, 3.0% Senior Convertible Debentures(2), net of unamortized discount of $34.4 million and $35.9 million as of March 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	115,562	114,150
$200 million Revolving Credit Facility(1), maturing in May 2013	166,657	160,563
$100 million Revolving Credit Facility(1), maturing no later than December 2017	25,055	15,000
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in January 2011	31,509	46,460
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,915	6,915
$18 million Revolving Credit Facility(1), maturing December 5, 2011	15,500	16,000
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	12,112	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility(1), maturing no later than January 31, 2015	16,019	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,064	14,172
Other debt assumed in the acquisition of DeepOcean, maturing from July 2009 to August 2014	7,973	8,695

Fresh-start debt premium	297	312

Total debt	763,239	770,080
Less current maturities	(210,942)	(82,982)

Long-term debt	$552,297	$687,098

(1)	Interest on such credit facilities is at the London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.75% to 3.25%. The three month LIBOR rate was 1.3% and 1.8% and the three month NIBOR rate was 2.97% and 3.97% for the periods ending March 31, 2009 and December 31, 2008, respectively.

(2)	Holders of the Company’s debentures have the right to require it to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.

Quarter ending March 31,	Amount
Due in one year	$210,942	a
Due in two years	65,016
Due in three years	43,280
Due in four years	30,822
Due in five years	50,806
Due in over five years	435,893	b

	836,759

Fresh-start debt premium	297
Unamortized discount on 6.5% and 3.0% Debentures	(73,817)

Total debt	$763,239

a.	Potential make-whole payments under the Company’s 6.5% Debentures are not included.

b.	Includes the $254.7 million of 6.5% Debentures and the $150.0 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.
Current Maturities:
     NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into a Norwegian Kroner (NOK) 350 million credit facility (approximately $52.1 million at March 31, 2009). This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK. The facility is drawn on U.S. Dollars and at the option of the lenders, they may require a partial repayment if the portion of the loan denominated in U.S. Dollars reaches 105% of the available NOK amount. Based on the exchange rate at March 31, 2009, the amount of this repayment would have been $12.4 million. The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavor, a portion of DeepOcean’s inventory and other security documents. The commitment under the facility decreases semi-annually by NOK 10 million (approximately $1.5 million at March 31, 2009) with a balloon payment at its maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 1.75% for NOK borrowings and the LIBOR rate plus 1.75% for U.S. Dollar borrowings and is payable quarterly. The facility is subject to certain customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 230 million Revolving Credit Facility. In July 2007, DeepOcean entered into a NOK 230 million revolving credit facility. This facility is part of a larger composite credit facility that has capacity of approximately NOK 1.0 billion ($148.8 million) but has subsequently been reduced to NOK 585 million ($87.0 million). This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.2 million at March 31, 2009) with a final NOK 150.7 million ($22.4 million) balloon payment due at the maturity date. Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 150 million Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million ($34.2 million) facility discussed above, this NOK 150 million ($22.3 million) term loan is part of a larger NOK 585 million ($87.0 million) composite facility. The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with inventory up to NOK 1.0 billion ($148.8 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million ($2.2 million) semi-annual payments due in June and December every year until the debt matures. Interest on the debt accrues at LIBOR plus 1.75% and is payable quarterly. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 200 million Overdraft Facility. DeepOcean entered into a multi-currency cash pool system agreement in July 2007. In conjunction with the cash pool system, DeepOcean has a multi-currency cash pool credit of up to NOK 200.0 million. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($148.8 million) but has subsequently been reduced to NOK 585 million ($87.0 million). This NOK 200 million cash pool credit is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. Interest on this facility is at the 3-month NIBOR rate plus 1.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     Regarding the NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan and NOK 200 million Overdraft Facility, the Company and the principal lender have entered into a definitive term sheet, subject to final documentation, to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization and increase certain fees and margins. In conjunction with the signature of this term sheet and the waiver received regarding the listing requirement on the Oslo Stock Exchange, the Company made a prepayment of NOK 50 million ($7.2 million) and agreed to a retroactive increase in fees and margins to September 1, 2008. The total amount outstanding under these facilities as of March 31, 2009 was $117.5 million which is classified as current as the Company’s intent is to pay the outstanding balances by January 1, 2010. The Company was not in compliance with the Leverage Ratio financial covenant at March 31, 2009 and has received a waiver for this period. In return for the waiver, the Company agreed to, among other things, increase the margin on NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan, and the NOK 200 million Overdraft Facility to 275 bps, to make an additional prepayment of NOK 25 million prior to June 30, 2009, and to pay a waiver fee.
     DeepOcean has $14.1 million of finance leases to finance certain of its equipment including ROVs. These leases have terms of up to seven years. These leases are cross defaulted to the NOK 350 million Revolving Credit Facility, NOK 230 Revolving Credit Facility and NOK 150 million Additional Term Loan, including the NOK 200 Overdraft Facility.
     23.3 million Euro Revolving Credit Facility. In October 2001, a subsidiary of DeepOcean entered into this multi-currency facility, which provides for Euro and U.S. Dollar borrowings. The purpose of this facility was to fund the construction of the vessel Arbol Grande. The facility is secured by a first priority lien on the Arbol Grande. Interest on the loan is payable quarterly at LIBOR plus 3.25%. The facility matures on March 31, 2010. The facility is subject to financial covenants with respect to leverage ratio, net worth and minimum liquidity and affirmative and negative covenants.
     NOK 260 million Short Term Credit Facility. In May 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the Short Term Credit Facility). The Short Term Credit Facility provides for a NOK 260 million short term credit facility that Trico Shipping is using for general corporate purposes. The facility was scheduled to mature on November 1, 2008, but the facility agreement has been amended to extend the term of the facility until February 1, 2009. Interest on the facility accrued at an average 9.05% per annum rate until November 1, 2008, at which time the interest rate increased to 9.9%. This facility was repaid in full at maturity on February 2, 2009.
     In addition to the principal amounts above at March 31, 2009, certain of the following debt instruments have current maturities.
     6.5% Convertible Debentures. On May 14, 2008, the Company issued $300.0 million of the 6.5% Debentures. The Company received net proceeds of approximately $287 million, after deducting offering costs of approximately $13 million, which were capitalized as debt issuance costs and are being amortized over the life of the 6.5% Debentures. Net proceeds of the offering were used to partially fund the acquisition of DeepOcean. Interest on the 6.5% Debentures is payable semiannually in arrears on May 15 and November 15 of each year. The debentures mature on May 15, 2028, unless earlier converted, redeemed or repurchased. The 6.5% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior unsecured indebtedness. The 6.5% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the Company’s assets collateralizing this indebtedness and any liabilities of the Company’s subsidiaries.
     The 6.5% Debentures are convertible, based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures, subject to adjustment. For more information regarding our 6.5% Debentures conversion and redemption options, see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. None of these conditions related to an adjustment in the conversion rate or a fundamental change have been met at March 31, 2009. The conversion feature associated with the debentures is considered an embedded derivative as defined in SFAS No. 133. The estimated fair value of the derivative on the date of issuance was $53.8 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 6.5% Debentures. The derivative liability must be marked-to-market each reporting period with changes to its fair value recorded in the consolidated statement of operations as other income (expense) and the discount being accreted through an additional non-cash charge to interest expense over a five year period. See Note 5 for further discussion on the derivative liability.
     During the first quarter of 2009, various holders of the Company’s 6.5% Debentures converted $23.3 million principal amount of the debentures, collectively, for a combination of $6.6 million in cash related to the interest make-whole provision and 576,071 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. As of March 31, 2009, there is approximately $254.7 million principal amount of the 6.5% Debentures outstanding.
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
     The 3% Debentures are convertible into cash and, if applicable, shares of our common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. Should the holders of such debentures convert, the Company would issue approximately 3.5 million shares of our common stock. For more information regarding our 3% Debentures conversion and redemption options see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Effective January 1, 2009, the 3% Debentures were subject to FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. ABP 14-1 changes the accounting and requires further disclosures for convertible debt instruments that permit cash settlement upon conversion. ABP 14-1 required the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The discount on the liability component of the 3% Debentures is amortized until the first quarter of 2014. ABP 14-1 requires retrospective application to all periods as defined within Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”.
     The information below reflects the impact of adopting APB 14-1 for the three months ended March 31, 2009.

Three Months Ended
March 31, 2009
Net incremental non-cash interest expense	$1,359
Less: tax effect	(489)

Net incremental non-cash interest expense, net of tax	$870

Net decrease to earnings per common share:
Basic	$0.05

Diluted	$0.05

     The impact of adopting APB 14-1 for the three months ending March 31, 2009 results in an overall $0.2 million increase in assets of which capitalized interest increased $1.2 million and capitalized debt issuance costs decreased $1.0 million, a $34.4 million decrease in long-term debt and an overall increase in stockholders equity of $34.7 million related to a $40.8 million increase in additional paid in capital and a $6.1 million decrease in retained earnings.
     The table below reflects the Company’s retrospective adoption of APB 14-1. These selected financial captions summarize the adjustments for the three months ended March 31, 2008 and twelve months ended December 31, 2008 for the results of operations and December 31, 2008 and 2007 for the consolidated financial position.

	Three Months Ended March 31, 2008			Twelve Months Ended December 31, 2008
	As Reported	APB 14-1	Adjusted	As Reported	APB 14-1	Adjusted
	3/31/2008	Adjustment	3/31/08	12/31/2008	Adjustment	12/31/08
Interest expense, net of amounts capitalized	$(223)	$(929)	$(1,152)	$(31,943)	$(3,893)	$(35,836)

Income tax expense	2,284	(334)	1,950	14,823	(1,401)	13,422

Net income (loss) attributable to Trico Marine Services, Inc.	10,901	(595)	10,306	(111,163)	(2,492)	(113,655)

Earnings (loss) per common share:
Basic	$0.76	$(0.04)	$0.72	$(7.45)	$(0.17)	$(7.62)
Diluted	0.73	(0.04)	0.69	(7.45)	(0.17)	(7.62)

Weighted average shares outstanding:
Basic	14,411	14,411	14,411	14,924	14,924	14,924
Diluted	14,919	14,919	14,919	14,924	14,924	14,924

	As Reported	APB 14-1	Adjusted	As Reported	APB 14-1	Adjusted
	12/31/2008	Adjustment	12/31/2008	12/31/2007	Adjustment	12/31/2007
ASSETS

Construction-in-progress	$258,826	$1,243	$260,069	$255,749	$—	$255,749

Other assets	25,720	(1,083)	24,637	15,858	(1,297)	14,561

Total assets	1,202,576	160	1,202,736	681,744	(1,297)	680,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$722,948	$(35,850)	$687,098	$157,287	$(41,200)	$116,087
Total liabilities	1,037,706	(35,850)	1,001,856	278,644	(41,200)	237,444

Additional paid-in capital	275,433	41,261	316,694	245,134	42,662	287,796
Retained earnings	30,448	(5,251)	25,197	141,611	(2,759)	138,852
Total Trico Marine Services, Inc. stockholders’ equity	142,984	36,010	178,994	390,222	39,903	430,125
Total liabilities and stockholders’ equity	1,202,576	160	1,202,736	681,744	(1,297)	680,447
     The amount of interest cost recognized for the three months ending March 31, 2009 and 2008 relating to both the contractual interest coupon and amortization of the discount on the liability component is $2.5 million and $2.4 million, respectively. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 8.9% on these convertible notes.

     $200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, Trico Shipping AS and certain other subsidiaries of the Company entered into a credit agreement (as amended the $200 Million Credit Agreement) with various lenders. The $200 Million Credit Agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents. The final $10 million of availability was contingent on delivery of the Sapphire vessel, which was subsequently cancelled, which limited the maximum availability to $190 million. Additionally, on April 28, 2009, the Company sold a platform supply vessel which required a prepayment on this facility of $14.9 million. The prepayment changed the commitment reductions to $9.1 million each quarter and continues through the quarter ending June 30, 2010, at which time the facility will reduce by $5.4 million per quarter until March 31, 2013. The commitment under the facility is now at $145 million. The facility is drawn in NOK and the amount outstanding is subject to adjustment monthly for changes in the NOK-U.S. Dollar exchange rate. On April 7, 2009, the Company repaid NOK 51.2 million ($7.7 million) of the NOK 1.1 billion outstanding based on an exchange rate of 6.68 NOK per U.S. Dollar. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%. The $200 million credit facility matures May 14, 2013.
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
     $100 million Revolving Credit Facility. In April 2008, Trico Subsea AS entered into an eight-year multi-currency revolving credit facility (as amended, the $100 Million Credit Agreement) in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel or December 31, 2017. The commitment under this facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel or June 30, 2010. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%.
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
     $50 million U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the U.S. Credit Facility) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under the U.S. Credit Facility reduces to $40 million after one year and $30 million after two years. A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment under this Facility to $35 million. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 3.25% (subject to adjustment based on consolidated leverage ratio). The facility matures on January 31, 2011.

     The U.S. Credit Facility subjects the Company’s subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, minimum liquidity, liens, declaration or payment of dividends, sales of assets, investments, consolidated leverage ratio, consolidated net worth and collateral coverage. Payment under the U.S. Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, entry of judgment in excess of $5 million, defaults by any of the credit parties under the credit agreement or certain other indebtedness in excess of $10 million and occurrence of certain changes of control.
     6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $6.9 million is outstanding at March 31, 2009. The notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
     $18 million Revolving Credit Facility. In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the vessel Atlantic Challenger. This facility is secured with a first priority lien on the Atlantic Challenger. This facility is subject to a mandatory $0.5 million per quarter payment. Interest under the facility accrues at LIBOR plus 3.25% and is payable quarterly. The facility is subject to financial covenants with respect to leverage ratio, net worth and minimum liquidity and affirmative and negative covenants.
     8 million Sterling Overdraft Facility. CTC Marine uses this secured short term overdraft facility in its normal business operations. The facility actually has gross capacity of 12 million Sterling ($17.1 million) but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, U.S. Dollars, NOK, Australian Dollars and Euros. At March 31, 2009, CTC Marine had cash totaling $9.9 million, which means the net borrowings on the overdraft facility were $2.2 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears. The facility is secured by the property and equipment of CTC Marine.
     24.2 million Sterling Asset Financing Facilities. CTC Marine has two asset facilities totaling 24.2 million Sterling ($34.4 million) to finance new and existing assets. The Asset Finance Loan Facility (Existing Assets Facility) has a commitment of 8.3 million Sterling ($11.8 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus a margin of between 1.65% and 2.55%. As of March 31, 2009, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 4.9 million Sterling ($7.0 million). The Asset Finance Loan Facility (New Assets Facility) has a commitment of 15.9 million Sterling ($22.6 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%. The final asset to be financed under the New Assets Facility was delivered in the fourth quarter of 2008. As of March 31, 2009, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 6.3 million Sterling ($9.0 million). These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean. These asset finance loan facilities are subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility. These facilities are subject to quarterly reductions of their borrowings.
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
     The Company’s capitalized interest totaled $4.8 million and $1.5 million for the three month period ended March 31, 2009 and 2008, respectively.
5. Derivative Instrument
     The conversion feature associated with the 6.5% Debentures is considered an embedded derivative as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133 the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of operations. Additionally, on January 1, 2009, we adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.
     The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions (see Note 6 for further discussion). The associated discount on the 6.5% Debentures is being accreted through a non-cash charge to interest expense over a five year period given that the debentures include a number of put and call options held by the holders and the Company assumes it is probable that the debt will be redeemed or converted by the first put option date of May 15, 2013. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.8% on these convertible notes. The reduction in the Company’s stock price is the primary factor influencing the change in value of this derivative and its impact on the Company’s net income (loss). Any increase in the Company’s stock price will result in unrealized losses being recognized in future periods and such amounts could be material. The tables below reflect (a) Fair Values of Derivative Instruments in the Balance Sheets and (b) the Effect of Derivative Instruments on the Statements of Income.
Fair Values of Derivative Instruments

	Liability Derivative
	March 31, 2009		December 31, 2008
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under Statement 133	Location	Value	Location	Value
Other contract	Long-term derivative	$180	Long-term derivative	$1,119

Total derivatives		$180		$1,119

The Effect of Derivatives Instruments on the Statements of Income
for the Periods Ended March 31, 2009 and 2008

Derivatives Not		Amount of Gain
Designated as Hedging	Location of Gain	Recognized in Income
Instruments under	Recognized in Income	on Derviative
Statement 133	on Derivative	March 31, 2009	March 31, 2008
Other contract	Unrealized gain on mark-to-market of embedded derivative	$939	$—

		$939	$—

6. Fair Value Measurements
     SFAS No. 157, “Fair Value Measurements” defines fair value, provides guidance for measuring fair value and requires certain disclosures. This statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 — Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3 — Unobservable inputs that reflect the reporting entity’s own assumptions.
     Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at 3/31/09 Using Fair Value
	Hierarchy
	Fair Value as of
	3/31/09	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$60,504	$60,504	$—	$—
Accounts receivable, net	127,320	127,320	—	—

	$187,824	$187,824	$—	$—

Liabilities
Accounts payable	$22,830	$22,830	$—	$—
Long-term derivative	180	—	—	180

	$23,010	$22,830	$—	$180

	Fair Value Measurements
	at 12/31/08 Using Fair Value
	Hierarchy
	Fair Value as of
	12/31/08	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,613	$94,613	$—	$—
Accounts receivable, net	165,152	165,152	—	—

	$259,765	$259,765	$—	$—

Liabilities
Accounts payable	$53,872	$53,872	$—	$—
Long-term derivative	1,119	—	—	1,119

	$54,991	$53,872	$—	$1,119

     As discussed in Note 5, the Company’s conversion feature contained in its 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model include the Company’s stock closing price of $2.10, expected volatility of 60%, a discount rate of 25.0% and using a United States Treasury Bond Rate of 1.45% for the time value of options. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

Balance on May 14, 2008	$53,772
Unrealized gain for the period May 14, 2008 through December 31, 2008	(52,653)

Balance on December 31, 2008	$1,119
Unrealized gain for the first quarter of 2009	(939)

Balance on March 31, 2009	$180

     We also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption.
7. Earnings (Loss) per Share
     Earnings (loss) per common share was computed based on the following (in thousands):

	Three Months Ended March 31,
	2009	2008
		As adjusted, see
		Notes 4 and 12
Net income (loss) attributable to Trico Marine Services, Inc.	$(747)	$10,306

Weighted-average shares of common stock outstanding:
Basic	16,711	14,411
Add dilutive effect of:
Stock options and nonvested restricted stock	—	133
Warrants	—	375

Total	16,711	14,919

Earnings (Loss) per Share:
Basic	$(0.04)	$0.72

Diluted	$(0.04)	$0.69

     The Company’s 3% Debentures and 6.5% Debentures were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Note 4). Although the Company has the option of settling the principle amount of 6.5% Debentures in either cash, stock or a combination of both, management’s current intention is to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary. Therefore, the Company has excluded the potential dilutive effect of the principal amount of these 6.5% Debentures in the calculation of diluted earnings per share.
8. Other Comprehensive Income
     The components of total comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2009			2008
	Shareholders			Shareholders
	of Trico Marine	Noncontrolling		of Trico Marine	Noncontrolling
	Services, Inc.	Interests	Total	Services, Inc.	Interests	Total
				As adjusted, see Notes 4 and 12
Net income (loss)	$(747)	$750	$3	$10,306	$841	$11,147
Foreign currency translation gain	13,090	—	13,090	26,361	—	26,361
Amortization of unrecognized actuarial gains	97	—	97	85	—	85

Total comprehensive income	$12,440	$750	$13,190	$36,752	$841	$37,593

9. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 14 to the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K. Net income for the three months ended March 31, 2009 and 2008 included $0.7 million and $0.8 million, respectively, of stock-based compensation costs all of which are included in general and administrative expenses in the accompanying condensed consolidated statements of income. As of March 31, 2009, there was $3.8 million of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.46 years. The Company expects that its total fixed stock-based compensation expense for the year ended December 31, 2009 will total approximately $2.6 million.
     On March 13, 2009, the Company granted stock options and stock appreciation awards (“SARs”) to executives and certain key employees as follows. The exercise price for the stock options and SARs was based on the Company’s closing stock price on the date of grant which was $2.05.

		Number of
Grants	Vesting Period	Shares

SARs	Ratably over three years	170,724
SARs	Vest 100% on third anniversary of grant date	130,144
Stock options	Ratably over three years	170,724
     The grant-date fair value for the stock options and SARs was estimated using a Black-Scholes option valuation model which incorporated the following assumptions. As the SARs provide the participant the right to receive a cash payment only when the SARs are exercised, they will be classified as liabilities and the fair value will be measured in each subsequent reporting period with changes in fair value reflected as a component of stock-based compensation costs in the Statements of Income.

	SARs		Stock
	(Vested Ratably)	(Cliff Vested)	Options
Grant-Date Fair Value	$1.02	$1.00	$1.02
Expected Term	4.5	5.0	4.5
Expected Volatility	60.0%	55.0%	60.0%
Risk-Free Interest Rate	1.74%	1.87%	1.74%
Expected Dividend Distributions	N/A	N/A	N/A
10. Taxes
     The Company’s income tax expense/(benefit) for the three months ended March 31, 2009 was $(15.0) million compared to $2.0 million for the comparable prior year period. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax benefit for the three month period ending March 31, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009 (described below), the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Absent the $18.6 million benefit recognized in the first quarter related to the Norwegian law change, the Company would expect an annual effective tax rate of (24.0%). The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At March 31, 2008, the Company’s tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting the Company’s tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.
     Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of March 31, 2009. The Company uses cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. If the Company does not experience an ownership change and its U.S. operations continue to be profitable, it is possible the Company will release the valuation allowance at some future date, which would increase the Company’s additional paid-in capital account.
     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities worldwide, including such jurisdictions as Norway, Mexico, United Kingdom, Brazil, Nigeria, Angola, Hong Kong, China, Australia and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
     Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2008, the Company recognized $2.1 million in uncertain tax positions and $1.2 million in penalties and interest. During the three months ended March 31, 2009, the Company recognized $0.2 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
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
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Under the original provisions, two-thirds of the liability (NOK 251 million, $37.4 million at March 31, 2009) was payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $18.6 million at March 31, 2009) can be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. As of March 31, 2009, the Company’s total tonnage tax liability was $33.6 million.
     Subsequent to the acquisition of DeepOcean by Trico Shipping (a Norwegian tonnage tax entity), DeepOcean was delisted from the Oslo Bors exchange in August 2008. Because a Norwegian tonnage tax entity cannot own shares in a non-publicly listed entity, with the exception of other Norwegian tonnage tax entities, Trico Shipping had until January 31, 2009, under a series of waivers provided by the Norwegian Central Tax Office, to transfer its ownership interest in DeepOcean and the non-tonnage tax entities. Failure to comply with this deadline would have resulted in the income of Trico Shipping being subject to a 28% tax rate and an exit tax liability, payable over a ten year period, being due and payable immediately. In a series of steps completed in December of 2008 and January of 2009, the ownership of DeepOcean and its non-tonnage tax related subsidiaries were transferred to Trico Supply and the tonnage tax related entities owned by DeepOcean became subsidiaries of Trico Shipping AS. Following completion of these steps on January 30, 2009, the Company satisfied the tonnage tax requirements.
11. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$1,022	$216
Interest cost	251	73
Return on plan assets	(286)	(90)
Social security contributions	148	31
Recognized net actuarial loss	97	18

Net periodic benefit cost	$1,232	$248

     The Company’s contributions to the Norwegian defined benefit plans totaled $0.7 million and $0.4 million for the three month periods ended March 31, 2009 and 2008, respectively.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.1 million for each of the three month periods ended March 31, 2009 and 2008, respectively.

12. Noncontrolling Interest
     Issued in December 2007, SFAS No. 160, “Accounting and Reporting of Minority Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, states that accounting and reporting for a noncontrolling interest, sometimes called a minority interest, will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009 which resulted in an adjustment or change in position of its noncontrolling interest in Eastern Marine Services Limited (“EMSL”) as equity. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively and only change the presentation of noncontrolling interests and its inclusion in comprehensive income. The adoption of SFAS No. 160 did not have a significant impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
     Below is an equity reconciliation for the year ended December 31, 2008 and the three months ended March 31, 2009 (in thousands):

		Trico Marine	Noncontrolling
	Total	Services, Inc. (1)	Interest
Balance, December 31, 2007	$443,003	$430,125	$12,878
Net income (loss)	(106,864)	(113,655)	6,791
Capital contribution	3,519	—	3,519
Distribution to NAMESE Partner	(244)	—	(244)
Adjustment to carrying value of NAMESE assets	(824)	—	(824)
Foreign currency translation	(222,507)	(222,273)	(234)
Other	84,797	84,797	—

Balance, December 31, 2008	200,880	178,994	21,886
Net income (loss)	3	(747)	750
Contribution to noncontrolling interest venture	2,284	—	2,284
Distribution to EMSL	(6,120)	—	(6,120)
Foreign currency translation	13,187	13,187	—
Other	5,974	5,974	—

Balance, March 31, 2009	$216,208	$197,408	$18,800

(1)	Reflects adoption of APB 14-1 for Trico Marine Service, Inc. as discussed in Note 4 Debt.
13. Commitments and Contingencies
     See also Note 16 for a discussion of litigation commenced following the end of the quarter.
     Plan of Reorganization Proceeding — Steven Salsberg and Gloria Salsberg are pursuing an appeal of a court’s finding that the Company did not provide any inaccurate information in connection with its 2005 reorganization. That finding has already been affirmed by the U.S. District Court and the matter is now pending before the U.S. Court of Appeals. The Salsbergs had agreed to resolve the matter and dismiss their appeal with prejudice, but they later declined to honor that agreement.
     General — In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At March 31, 2009 and December 31, 2008, the Company accrued for liabilities in the amount of approximately $2.7 million and $2.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

     Brazilian Tax Assessments — On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 28.6 million Reais ($12.4 million at March 31, 2009). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of Trico. The Company is currently waiting for the State Attorneys’ Office to file its appeal of the ruling with the Special Court of the Higher Administrative Tax Court. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 3.0 million Reais ($1.3 million at March 31, 2009). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to Trico in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
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

		Subsea
		Trenching and	Towing and
	Subsea Services	Protection	Supply	Corporate	Total
	(In thousands)
Three Months Ended:
March 31, 2009
Revenues from Unaffiliated Customers	$58,647	$26,050	$37,122	$—	$121,819
Intersegment Revenues	685	—	—	—	685
Operating (Loss)	(5,478)	(3,236)	(459)	(6,998)	(16,171)
Income (Loss) Before Income Taxes and Noncontrolling Interests	(7,509)	(4,021)	(64)	(3,431)	(15,025)

March 31, 2008
Revenues from Unaffiliated Customers	$8,441	$—	$50,734	$—	$59,175
Intersegment Revenues	—	—	—	—	—
Operating Income (Loss)	2,612	—	10,393	(1,501)	11,504
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	2,613	—	13,044	(2,560)	13,097
15. Recent Accounting Standards
     In April 2009, the FASB issued FASB Staff Position No. (FSP) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact, if any, this standard will have on its financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact, if any, these standards will have on its financial statements.
     On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at least annually. The Company has adopted the standard for those assets and liabilities as of January 1, 2009 with no material impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. In addition to expanding the types of transactions that will now qualify as business combinations, SFAS No. 141(R) also provides that acquisition costs will generally be expensed as incurred; minority interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, “Accounting and Reporting of Minority Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the standards as of January 1, 2009.

16. Subsequent Events
     Sale of Vessel. On April 28, 2009, the Company sold a platform supply vessel for $26.0 million in net proceeds. The sale of this vessel required a prepayment of approximately $14.9 million for the $200 million Revolving Credit Facility as the vessel served as security for that facility.
     Kistefos Lawsuit. On April 8, 2009, Kistefos AS, a Norwegian investment company wholly owned by Christen Sveaas, filed a complaint in Delaware’s Court of Chancery against Trico and each of Trico’s directors seeking a declaratory judgment as to the legality of one of nine measures Kistefos has proposed for stockholder action at Trico’s upcoming 2009 annual meeting. Kistefos holds about 21.1% of Trico’s outstanding common stock. On April 14, 2009, the court denied Kistefos’s motion to expedite consideration of its claim and noted that the legality of Kistefos’s additional proposal was not ripe for judicial consideration because such proposal has not been and may never be adopted. The court also determined that Trico’s position that Kistefos’s additional proposal was not legal was preserved, and that the proposal would be presented for a stockholder vote at the 2009 annual meeting. Trico will tally a vote of stockholders on this proposal at the 2009 annual meeting for purposes of recording a provisional vote without prejudice to Trico’s position that the proposed bylaw, even were it to receive the requisite vote to amend the bylaws, would not comply with Delaware law or Trico’s charter and would therefore be invalid.
     Withdrawal from Partnership. In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, the Company’s total commitments and contingencies have been reduced by $41.6 million. Please see “Contractual Obligations” for further information. The Company is currently in negotiations related to the sale of its partnership interest in the Deep Cygnus, which had a carrying value of approximately $11 million at March 31, 2009. Depending on the outcome of those negotiations, the Company could be required to impair some or all of its investments related to its contributions to the partnership in a future period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). Unless otherwise indicated, any reference to Notes refers to the Notes to the Condensed Consolidated Financial Statements included herein.
Cautionary Statements
     Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms, including with respect to refinancing debt maturing in the next twelve months;

•	our ability to continue to service, and to comply with our obligations under, our credit facilities and our other indebtedness, including our obligation to pay make-whole amounts upon any conversion of our convertible debentures due 2028;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development

•	our ability to successfully or timely complete our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.
     You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “will be,” “will continue” or similar phrases or expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Actual results may vary materially from anticipated results for a number of reasons, including those stated under Item 1A. “Risk Factors” included in our 2008 Form 10-K.
     All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. We caution investors not to place undue reliance on forward-looking statements.
Overview
     We are an integrated provider of subsea services, including subsea trenching and protection services, and, to a lesser extent, a provider of offshore support vessels. We maintain a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, China, the Mediterranean, Brazil and, to a lesser extent, the U.S. Gulf of Mexico. Our principal customers are major national and international oil and natural gas exploration, development and production companies, wind energy development companies and telecommunication companies. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. We have three operating segments: Subsea Services, represented primarily by the operations of DeepOcean; Subsea Trenching and Protection, represented by the operations of CTC Marine; and Towing and Supply, represented primarily by our historical operation of offshore supply vessels.

     The revenues and costs for our Subsea Services segment primarily are determined by the scope of individual projects and in certain cases by multi-year contracts. Subsea Services projects may utilize any combination of vessels, both owned and leased, and components of our non-fleet equipment consisting of remotely-operated vehicles (“ROV“s), installation handling equipment, and survey equipment. The scope of work, complexity, degree of engineering services provided and area of operation for our projects will determine what assets will be deployed to service each respective project. Rates for our subsea services typically include a composite day rate for the utilization of a vessel and/or the appropriate equipment for the project and the crew. These day rates can be fixed or variable and are primarily influenced by the specific technical requirements of the project, level of engineering required, the availability of the required vessels and equipment and the project’s geographic location and competition. Occasionally, projects are based on unit-rate contracts (based on units of work performed, such as miles of pipeline inspected per day) and only occasionally through lump-sum contractual arrangements. In addition, we generate revenues for onshore engineering work, post processing of survey data, and associated reporting. The operating costs for the Subsea Services segment primarily reflect the rental or ownership costs for our leased vessels and equipment, engineering and project management staff, crew compensation costs, supplies and marine insurance. Our customers are typically responsible for mobilization expenses and fuel costs. Variables that may affect our Subsea Services segment include the scope and complexity of each project, weather or environmental downtime, and water depth. Delays or acceleration of projects will result in fluctuations of when revenues are earned and costs are incurred but generally they will not materially affect the total amount of costs.
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
Our Outlook
     Our results of operations are highly dependent on the level of, among other things, operating and capital spending for exploration and development by the energy industry. The energy industry’s level of operating and capital spending is substantially related to the demand for natural resources, the prevailing commodity price of crude oil, and to a lesser extent, natural gas, and expectations for such prices. During periods of current or projected low commodity prices, our customers may reduce their capital spending budgets in an amount greater than operating spending for offshore drilling, exploration and development. Other factors that influence the level of capital spending by our customers which are beyond our control include: worldwide demand for crude oil and natural gas and the cost of exploring for and producing crude oil and natural gas which can be affected by environmental regulations, significant weather conditions, maintenance requirements and technological advances that affect energy and its usage.
     For the remainder of 2009, we will continue to focus on the following key areas:

     Reduce our debt level, and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements. We have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow. We are also working towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year. In the second quarter, we completed a sale of a platform supply vessel. Please see “Liquidity and Capital Resources”.
     Maximize our vessel utilization and our service spreads. We continue to increase our combined subsea services and subsea trenching and protection fleet primarily through chartering of third-party vessels. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package. As part of this effort, and to reduce the negative effect on vessel utilization and earnings from North Sea seasonality, we have positioned 50% of the assets of the CTC segment in Asia and the Mediterranean.
     Expand our presence in additional subsea services markets. We believe the subsea market is growing, in contrast to our traditional towing and supply business, and will provide a higher rate of return on our vessels currently being constructed. We are marketing more aggressively in Angola, China, Brazil and Mexico.
     Invest in growth of our service offerings on our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We believe having an up to date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. The average age of our subsea fleet is 6 years while the average age of the overall fleet is 16 years. During the first and second quarters of 2009, two subsea vessels previously time chartered on a “vessel only” basis began operating with full subsea service “spreads” under term contracts at day rates that are substantially higher than the previous “vessel only” day rates. During 2009 and 2010, we expect between two to four more similar arrangements. This is a key component of the strategy to take advantage of the growth in the subsea sector and the imbalance of supply and demand in the traditional offshore supply vessel sector.
     Focus on growing markets. We continue to capitalize on our experience, technology, personnel and fleet to expand our presence in growing markets. Our goal is to continue to efficiently deploy our vessels and services in profitable markets, with an emphasis on regions that have strong long-term subsea growth fundamentals, favorable contracting terms and lower operating cost structures, through existing operating entities and possibly through the use of joint ventures. Consistent with this strategy, we have reduced the number of our towing and supply vessels in the Gulf of Mexico by more than 70% since 2004. Over a two year period, we have mobilized 10 towing and supply vessels to Southeast Asia and during 2008, we also moved one subsea services vessel to the Mediterranean. Since the beginning of 2009, we have mobilized one subsea services vessel and two subsea protection vessels to Southeast Asia, one towing and supply vessel to Brazil, one towing and supply vessel to Mexico and one towing and supply vessel to West Africa. Throughout 2009, we intend to mobilize additional vessels to Mexico and Southeast Asia and utilize more vessels for subsea services that have historically operated in our traditional towing and supply operations.
Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experiences different impacts from the current overall economic slowdown, the crisis in the credit markets, and the significant decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and China and we continue to focus our efforts on increasing our market presence in those regions. While we expect further declines in overall exploration and production spending, offshore drilling worldwide and construction spending, we believe that spending on subsea services will increase in 2009 and 2010. Additionally, we expect less decline in operational spending by our customers as compared to capital spending. Currently, approximately 50% of our revenues is the result of operational spending by our customers.
     Subsea Services. In 2009, we expect overall subsea spending to increase based on unit growth in new subsea installation and a commensurate increase in the already large base of installed units. Although projects may be postponed as a result of low commodity prices, we have not had any contracts canceled as we do not expect projects will be delayed in the second half of 2009. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending that occurred in 2008 with a seasonal decline in the results related to subsea project work as seen in the first quarter of 2009. We have seen no material decline in pricing for subsea services when compared to contracts awarded in 2008.
     Subsea Protection and Trenching. From January 2009 to the present, we have been awarded over $100 million in new contracts. For the remainder of 2009, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We expect generally a weak market in the North Sea but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including China, Australia, the Mediterranean and Brazil.
     Towing and Supply. In the first quarter of 2009, we experienced significant declines in utilization and rates in the U.S. Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices in addition to seasonality for our anchor handling, towing and supply (“AHTS”) vessels in the North Sea. Should these markets endure sustained periods of softness, we are prepared to take appropriate measures to reduce our cost structure accordingly combined with mobilizing vessels in these regions to regions with increased activity. Our current view of the worldwide offshore support vehicles (“OSV”) market is that the combination of reduced customer spending on offshore drilling coupled with the likely level of newly built vessels to be delivered in 2009 and 2010, that prices and utilization in most markets, including the North Sea, Gulf of Mexico and West Africa will remain very weak.
Market Outlook — Credit Environment
     During 2009 we have seen lenders be unwilling to lend to companies that are not existing clients and continue to take steps to limit their overall exposure to any one company (which will limit our ability to seek new financing from existing lenders), increase margins and improve their collateral position. Should we desire to refinance existing debt or access capital markets for new financing, we expect terms and conditions of such refinancing or access to capital markets to be challenging during the year.
Acquisition of DeepOcean and CTC Marine
     On May 15, 2008, we initiated a series of events and transactions that resulted in the Company acquiring 100% of DeepOcean and CTC Marine. DeepOcean provides subsea inspection, maintenance and repair (“IMR”), survey and light construction support, subsea intervention and decommissioning services. CTC Marine is a provider of subsea protection services which includes, among other things, trenching, sea floor cable laying and subsea installation services. DeepOcean operates a fleet of 10 vessels equipped with dynamic positioning systems and, together with the owners of the vessel, have driven the development of a new type of dynamic positioning support vessel equipped with heavy weather launch and recovery systems. CTC Marine operates a fleet of five marine subsea trenching and protection vessels and a large number of modern ROVs and trenching equipment and has pioneered the development of deepwater module handling systems used to place and install sophisticated equipment on the ocean seabed. DeepOcean is based in Haugesund, Norway and CTC Marine is based in Darlington in the United Kingdom. DeepOcean and CTC Marine support their overseas operations through facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad de Carmen in Mexico, Cairo, Egypt, Perth, Australia and Singapore. DeepOcean and CTC Marine combine to employ over 826 people worldwide.
     The acquisition price for DeepOcean and CTC Marine was approximately $700 million. To fund the transactions we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures and the issuance of phantom stock units
Proxy Contest
     As discussed in Note 16 to the financial statements, Kistefos has made nine proposals for our upcoming 2009 annual meeting, eight of which Trico opposes.
     Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) are currently expected to be approximately $0.5 million, of which approximately $0.3 million was spent in the first quarter of 2009.

Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the Securities and Exchange Commission (“SEC”) as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income or loss) before depreciation and amortization, amortization of non-cash deferred revenue, interest income, interest expense, net of amounts capitalized, unrealized gain on mark-to-market of embedded derivative, gain on conversion of debt, other (income) expense, net, stock-based compensation, gain  on sale of assets, income tax expense (benefit) and noncontrolling interest  of consolidated subsidiary.
     Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
     We believe that the GAAP financial measure that adjusted EBITDA most directly compares to is operating income. Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income, net income (loss), cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.
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
     The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Three Months Ended March 31,
	2009	2008
		As adjusted, see
		Notes 4 and 12
Net Income (Loss) attributable to Trico Marine Services, Inc.	$(747)	$10,306
Depreciation and Amortization	18,072	6,747
Amortization of Non-Cash Deferred Revenue	(140)	(87)
Interest Income	(1,072)	(1,578)
Interest Expense, Net of Amounts Capitalized	10,914	1,152
Unrealized Gain on Mark-to-Market of Embedded Derivative	(939)	—
Gain on Conversion of Debt	(10,779)	—
Other (Income) Expense, Net	730	(1,167)
Stock-Based Compensation	724	844
(Gain) Loss on Sale of Assets	(9)	(2,837)
Income Tax Expense (Benefit)	(15,028)	1,950
Noncontrolling Interest of Consolidated Subsidiaries	750	841

Adjusted EBITDA	$2,476	$16,171

     The following table reconciles adjusted EBITDA to operating income (in thousands):

	Three Months Ended March 31,
	2009	2008
		As adjusted
Adjusted EBITDA	$2,476	$16,171
Depreciation and Amortization	(18,072)	(6,747)
Amortization of Non-Cash Deferred Revenue	140	87
Stock-Based Compensation	(724)	(844)
(Gain) Loss on Sale of Assets	9	2,837

Operating Income (Loss)	$(16,171)	$11,504

     Results of Operations
     The following is a discussion of the results of operations for each respective segment. Prior year amounts have been reclassified to conform to our new segment presentation.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
		As adjusted, see
		Notes 4 and 12
Revenues:
Subsea Services	$58,647	$8,441	$50,206	595%
Subsea Trenching and Protection	26,050	—	26,050	100%
Towing & Supply	37,122	50,734	(13,612)	(27)%

Total Revenues	121,819	59,175	62,644	106%
Operating Income (Loss):
Subsea Services	(5,478)	2,612	(8,090)	(310)%
Subsea Trenching and Protection	(3,236)	—	(3,236)	100%
Towing & Supply	(459)	10,393	(10,852)	(104)%
Corporate	(6,998)	(1,501)	(5,497)	366%

Total Operating Income (Loss)	(16,171)	11,504	(27,675)	(241)%
Interest Income	1,072	1,578	(506)	(32)%
Interest Expense, Net of Amounts Capitalized	(10,914)	(1,152)	(9,762)	847%
Unrealized Gain on Mark to Market of Embedded Derivative	939	—	939	100%
Gain on Conversion of Debt	10,779	—	10,779	100%
Other Income (Expense), Net	(730)	1,167	(1,897)	(163)%

Income (Loss) from Operations	(15,025)	13,097	(28,122)	(215)%
Income Tax (Benefit) Expense	(15,028)	1,950	(16,978)	(871)%

Net Income (Loss)	3	11,147	(11,144)	(100)%
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(750)	(841)	91	(11)%

Net Income (Loss) Attributable to Trico Marine Services, Inc.	$(747)	$10,306	$(11,053)	(107)%

     The following information on day rate, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Month Ended	Three Months Ended
	April 30,	March 31,
	2009	2009	2008
Average Day Rates:
Subsea
SPSVs (1)	$23,252	$21,104	$18,709
MSVs (2)	70,722	68,051	N/A

Subsea Trenching and Protection	106,751	91,120	N/A

Towing and Supply
AHTSs (3)	$14,859	$25,012	$39,373
PSVs (4)	16,828	15,364	17,959
OSVs (5)	6,857	7,168	7,163

Utilization:
Subsea
SPSVs	75%	68%	94%
MSVs	94%	73%	N/A

Subsea Trenching and Protection	100%	90%	N/A

Towing and Supply
AHTSs	71%	70%	87%
PSVs	81%	90%	91%
OSVs	65%	67%	77%

Average number of Vessels:
Subsea
SPSVs	7.0	7.0	5.0
MSVs	9.7	9.1	N/A

Subsea Trenching and Protection	4.3	3.5	N/A

Towing and Supply
AHTSs	6.0	6.0	6.0
PSVs	6.9	7.0	7.0
OSVs	38.0	38.0	38.2

(1)	Subsea platform supply vessels

(2)	Multi-purpose service vessels

(3)	Anchor handling, towing and supply vessels

(4)	Platform supply vessels

(5)	Offshore supply vessels
Overall Results
     On a consolidated basis, our revenues increased $62.6 million year-over-year primarily due to the DeepOcean acquisition in May 2008, which contributed incremental revenues of $74.8 million in the first quarter of 2009. Revenues decreased by $13.6 million in our traditional towing and supply operations due to weakness in the U.S. Gulf of Mexico and North Sea regions due to declines in the overall markets.
     Operating income decreased $27.7 million year-over-year reflecting lower revenues. Our Subsea Services and Subsea Trenching and Protection segments generated operating losses in the first quarter of 2009 due to seasonality in the North Sea and overall lower utilization combined with exceptionally weak market conditions in the U.S. Gulf of Mexico and North Sea regions that negatively affected our Towing and Supply segment.

Segment Results
Subsea Services
     Revenues increased $50.2 million primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $48.8 million in the Subsea Services segment in the first quarter of 2009. This segment also includes revenues of $9.9 million, an increase of $1.4 million compared to prior year, from SPSVs that were previously part of our Towing and Supply segment combined with two newly constructed SPSVs delivered at the end of 2008.
     This segment reported an operating loss of $5.5 million in the first quarter of 2009 as compared to operating income of $2.6 million for the same period in the prior year. The operating results were adversely affected by the loss of 70 days of revenue on two subsea vessels that are time chartered from a third-party vessel owner due to mechanical issues. Additionally, one of our large vessels, the Atlantic Challenger, completed an extensive regulatory dry docking after working for five years in Mexico, which negatively affected our operating results for the quarter. We made the decision to expand the service offerings on the Atlantic Challenger and market the vessel outside of Mexico. In April 2009, as previously announced, the Atlantic Challenger was awarded a term contract in China at approximately $135,000 per day. For the previous five years, the vessel was on contract in Mexico at an average day rate of approximately $40,000 per day. Additionally, results are typically lower in the first quarter of the year due to project delays related to harsh weather conditions.
Subsea Trenching and Protection
     This segment was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean in May 2008, therefore there is no comparative prior year information. This segment’s day rates are a composite daily rate for the utilization of vessels and assets plus fees for engineering services, project management services and equipment mobilization and will vary based on the project complexity, existing framework agreements with clients, competition and geographic location. As compared to the fourth quarter of 2008, CTC’s revenues are down $29.8 million and it reported an operating loss of $3.2 million compared to operating income of $3.2 million, excluding a goodwill and intangibles impairment charge of $39.5 million, in the fourth quarter of 2008. This decline was expected as CTC’s results are seasonally driven as calmer sea states are required to deploy subsea trenching assets to complete this segment’s highly specialized projects, which tends to result in lower operating results in the first quarter of the year and stronger operating results in the second and third quarters of the year. During April 2009, all CTC vessels were fully utilized and are expected to be at least 90% utilized through the end of 2009. Additionally, in the first four months of 2009, CTC has been awarded term contracts in excess of $100 million, $80 million of which is scheduled for completion in 2009.
Towing and Supply
     Revenues decreased $13.6 million, or 27%, in the first quarter of 2009 as compared to the same period in 2008. The decrease is due primarily to lower day rates for AHTS in the North Sea and Southeast Asia coupled with lower utilization in the U.S. Gulf of Mexico for OSVs of which five were warm stacked during the quarter. We expect continued weakness in this segment for at least the balance of 2009 as a result of reduced spending by exploration and production companies, substantially reduced offshore drilling activity in most markets and continued delivery delays of previously-ordered newly built vessels.
     Operating income decreased $10.9 million, or 104%, year-over-year. The decrease reflects lower revenues of $13.6 million which was partially offset by lower costs as compared to prior year. Year-over-year labor and benefits decreased $1.5 million due to the decrease in activity and mobilization decreased $1.1 million as prior year reflects management’s strategic decision to relocate vessels to the West Africa, Mexico and Southeast Asia regions.
Corporate
     Corporate operating loss was $7.0 million in the first quarter of 2009 as compared to $1.5 for the same prior year period, which includes a gain on the sale of our Houma facility of $2.8 million in February 2008. The remaining increase in operating loss primarily reflects legal costs related to our current proxy contest and increased personnel and other operating costs to support a substantially larger company due to the acquisition of DeepOcean in May 2008.

Other Items
     Interest Income. Interest income for the first quarter of 2009 was $1.1 million, a decrease of $0.5 million compared to the same period in 2008 due to lower cash balances and interest rates in the current year.
     Interest Expense. Interest expense increased $9.8 million in the first quarter of 2009 compared to the same period in 2008. The increase is attributed to the debt incurred and assumed when we acquired DeepOcean and CTC Marine in May 2008. We capitalize interest related to vessels currently under construction. Capitalized interest totaled $4.8 million and $1.5 million in the first quarter of 2009 and 2008, respectively.
     Unrealized Gain on Mark-to-Market of Embedded Derivative. We have an embedded derivative within our 6.5% Debentures that requires valuation under SFAS No. 133. The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The calculation of the fair value of the derivative requires the use of a Monte Carlo simulation lattice option-pricing model. On March 31, 2009, the estimated fair value of the derivative was $0.2 million resulting in a $0.9 million unrealized gain for the first quarter of 2009. The reduction in our stock price is the primary factor influencing the change in value of this derivative and its impact on our net income. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
     Gain on Conversion of Debt. During the first quarter of 2009, various holders of the Company’s 6.5% Debentures converted $23.3 million principal amount of the debentures, collectively, for a combination of $6.6 million in cash related to the interest make-whole provision and 576,071 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized a gain on conversion of $10.8 million.
     Other (Expense) Income, Net. Other (expense) income, net decreased $1.9 million in the first quarter of 2009 compared to the same period in 2008, from other income, net of $1.2 million to other expense, net of $0.7 million primarily due to foreign exchange losses as the U.S. Dollar slightly weakened against most European currencies during the first quarter of 2009.
     Income Tax (Benefit) Expense. The Company’s income tax expense/(benefit) for the three months ended March 31, 2009 was $(15.0) million compared to $2.0 million for the comparable prior year period. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax benefit for the three month period ending March 31, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Absent the $18.6 million benefit recognized in the first quarter related to the Norwegian law change, the Company would expect an annual effective tax rate of (24.0%). The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At March 31, 2008, the Company’s tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting the Company’s tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.
     Noncontrolling Interest. The noncontrolling interest in the income of our consolidated subsidiaries remained relatively flat year-over-year at $0.8 million.
Liquidity and Capital Resources
     Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund on-going operations, vessel construction, discretionary capital expenditures and debt service. Please see Note 2 “Risks and Uncertainties” in our accompanying condensed consolidated financial statements. Our ability to generate or access cash is subject to events beyond our control, such as declines in expenditures for exploration, development and production activity, reduction in global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness may be restricted by the terms of the 6.5% Debentures, which restrictions include a prohibition of incurring certain types of indebtedness if our leverage exceeds a certain level. At March 31, 2009, we had available cash of $60.5 million. As of March 31, 2009, we had approximately $11 million of additional undrawn borrowing capacity under our existing, including revolving, credit facilities. Our ability to access this borrowing capacity is contingent upon our continued compliance with certain covenants on the various facilities, described more fully in Note 4 to our accompanying condensed consolidated financial statements, including but not limited to the compliance with our consolidated leverage ratio. In light of the current financial turmoil, we are exposed to credit risk relating to our credit facilities to the extent our lenders may be unable to provide necessary funding in accordance with their commitments.
     The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial assets, including customer receivables. To date, we have not suffered material losses due to nonperformance by our counterparties. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that our business, liquidity, financial condition, or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.
     We have entered into a definitive term sheet, subject to final documentation, with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization and increase certain fees and margins. In conjunction with the signature of this term sheet and the waiver received regarding the listing requirement on the Oslo Stock Exchange, we made a prepayment of NOK 50 million ($7.2 million) and agreed to a retroactive increase in fees and margins to September 1, 2008. The total amount outstanding under these facilities as of March 31, 2009 was $117.5 million. This amount is included in the debt that is classified as current as of March 31, 2009. If we do not have sufficient funds to make the required cash payments at the maturity date, we may need to refinance all or a portion of this indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy these obligations. Our failure to pay this debt at maturity would constitute an event of default, which in turn, could constitute an event of default under all of our outstanding debt agreements.
     In the first quarter of 2009, various holders of our 6.5% Debentures initiated conversions which converted $23.3 million principal amount of the debentures, collectively, for a combination of $6.6 million in cash related to the interest make-whole provision and 576,071 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. As of the date hereof, there are approximately $253.5 million principal amount of the 6.5% Debentures outstanding due to an additional conversion of 29,688 shares after the first quarter of 2009. Should the remaining holders of such debentures convert, we would be required to pay approximately $72 million (as of May 11, 2009) in cash related to the interest make-whole provision and issue approximately 6.3 million shares of our common stock based on the initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. Please see Item 1A “Risk Factors” located in the Annual Report on Form 10-K, for more details about potential risks involving these debentures.
     On April 28, 2009, we sold a platform supply vessel for $26.0 million in net proceeds. The sale of this vessel required a prepayment of approximately $14.9 million for the $200 million Revolving Credit Facility as the vessel served as security for that facility.
     In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, our total commitments and contingencies have been reduced by $41.6 million. Please see “Contractual Obligations” for further information. We are currently in negotiations related to the sale of our partnership interest in the Deep Cygnus, which had a carrying value of approximately $11 million at March 31, 2009. Depending on the outcome of those negotiations, we could be required to impair some or all of its investments related to its contributions to the partnership in a future period.
     As previously indicated we incurred and assumed a substantial amount of indebtedness associated with our acquisition of DeepOcean. Our existing credit facilities contain financial covenants and our compliance with those covenants is necessary to maintain the facilities in good standing. Please see Note 4 to our accompanying consolidated financial statements for a description of our credit facilities.

     Our debt is as follows (in thousands):

	March 31,	December 31,
	2009	2008
		As adjusted
NOK 350 million Revolving Credit Facility(1), maturing January 1, 2010	$61,534	$61,531
NOK 230 million Revolving Credit Facility(1), maturing January 1, 2010	22,045	21,233
NOK 150 million Additional Term Loan(1), maturing January 1, 2010	10,115	10,398
NOK 200 million Overdraft Facility(1), maturing January 1, 2010	23,826	3,207
23.3 million Euro Revolving Credit Facility(1), maturing March 31, 2010	18,720	19,717
NOK 260 million Short Term Credit Facility interest at 9.9%, maturing on February 1, 2009	—	11,631
$254.7 million and $278.0 million face amount, 6.5% Senior Convertible Debentures(2), net of unamortized discount of $39.4 million and $45.0 million as of March 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on May 15, 2028	215,336	232,998
$150.0 million face amount, 3.0% Senior Convertible Debentures(2), net of unamortized discount of $34.4 million and $35.9 million as of March 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	115,562	114,150
$200 million Revolving Credit Facility(1), maturing in May 2013	166,657	160,563
$100 million Revolving Credit Facility(1), maturing no later than December 2017	25,055	15,000
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in January 2011	31,509	46,460
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,915	6,915
$18 million Revolving Credit Facility(1), maturing December 5, 2011	15,500	16,000
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	12,112	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility(1), maturing no later than January 31, 2015	16,019	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,064	14,172
Other debt assumed in the acquisition of DeepOcean, maturing from July 2009 to August 2014	7,973	8,695

Fresh-start debt premium	297	312

Total debt	763,239	770,080
Less current maturities	(210,942)	(82,982)

Long-term debt	$552,297	$687,098

(1)	Interest on such credit facilities is at London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.75% to 3.25%. The three month LIBOR rate was 1.3% and 1.8% and the three month NIBOR was 2.97% and 3.97% for the periods ending March 31, 2009 and December 31, 2008, respectively

(2)	Holders of our debentures have the right to require us to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.

     The following table summarizes the financial covenants under our debt facilities:

Facility	Lender (s)	Borrower	Guarantor	Financial Covenants
6.5% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3.0% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

$200m Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply AS	(1), (2), (3), (4)

$100m Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Subsea AS	Trico Supply AS	(1), (2), (3), (4)

$50m US Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(5), (2), (3), (6)

NOK 350m Revolving Credit Facility	Sparebank 1 SR-Bank	Deep Ocean Shipping II	Deep Ocean AS	(7) (8), (9)

NOK 230m Revolving Credit Facility	Sparebank 1 SR-Bank	Deep Ocean AS	None	(7) (8), (9)

€23.3 Revolving Credit Facility	Nordea Bank Norge ASA	Deep Ocean Shipping III	Trico Supply AS	(1), (2), (3)

NOK 150m Additional Term Loan	Sparebank 1 SR-Bank	Deep Ocean Shipping II	Deep Ocean AS	(7) (8), (9)

$18m Revolving Credit Facility	Nordea Bank Norge PLC	Deep Ocean Shipping	Trico Supply AS	(1), (2), (3)

£8m Overdraft Facility	Barclays Bank PLC	CTC Marine Projects Limited	Deep Ocean AS (partial up to 100m NOK)	None

£24.2m Asset Financing Revolving Credit Facility	Barclays Bank PLC	CTC Marine Projects Limited	Deep Ocean AS (partial up to 100m NOK)	None

NOK 200m Overdraft Facility	Sparebank 1 SR-Bank	Deep Ocean AS	None	(7) (8), (9)

Finance Leases	Sparebank 1 SR-Bank	Deep Ocean AS	None	No maintenance covenants

(1)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 3.50:1 calculated at the Guarantor level

(2)	Consolidated Net Worth — minimum net worth of Borrower (if Trico Marine Services) or Guarantor

(3)	Free Liquidity — minimum unrestricted cash and / or unutilized loan commitments at Borrower or Guarantor

(4)	Collateral coverage — appraised value of collateral (vessels) must exceed 150% of amount outstanding and amount available

(5)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA less than or equal to 4.50 for the quarters ending March 31, 2009, June 30, 2009, September 30, 2009, or December 31, 2009, and 4.00 for any quarter thereafter. Calculated at the Borrower level

(6)	Maintenance Capital Expenditures — limits the amount of maintenance capital expenditures in any given fiscal year

(7)	Book Equity Ratio — Book Equity divided by Book Assets must exceed 35%. Calculated at the Guarantor level

(8)	Leverage Ratio — Net Interest Bearing Debt divided by EBITDA** must be lower than 3:1. Calculated at the Guarantor level

(9)	Working Capital Ratio — Current Assets must be greater than Current Liabilities (excluding short-term maturities of debt)

*	EBITDA is defined under (1) and (5) as Consolidated Net Income before deducting there from (i) interest expense, (ii) provisions for taxes based on income included in Consolidated Net Income, (iii) amortization and depreciation without giving any effect to (x) any extraordinary gains or extraordinary non-cash losses and (y) any gains or losses from sales of assets other than the sale of inventory in the ordinary course or business. Prior to December 31, 2009, pro-forma adjustments shall be made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period.

**	EBITDA is defined, on a consolidated basis, as the Borrower’s earnings before interest, taxes, depreciation, amortization and any gain or loss from the sale of assets or other extraordinary gains or losses.
Note: Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as		Requirement to be met
	Financial	of March 31,	March 31,	on June 30,
Facility	Covenant	2009	2009 results	2009 (1)
NOK 350m Revolving Credit Facility; NOK 230m Revolving Credit Facility; NOK 150m Additional Term Loan; NOK 200m Overdraft Facility	Leverage Ratio	Net Interest Bearing Debt to EBITDA must be lower than 3:1	3.17:1 (2)	Net Interest Bearing Debt to EBITDA must be lower than 3:1

$200 million Revolving Credit Facility and $100 million Revolving Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 3.50:1	3.46:1	Net Debt to 12 month rolling EBITDA less than or equal to 3.50:1

$200 million Revolving Credit Facility and $100 million Revolving Credit Facility	Consolidated Net Worth million (equal to 80% of net worth on commencement date)	Net Worth must exceed $161.2	$186.0 million	Net Worth must exceed $161.2 million (equal to 80% of net worth on commencement date)

(1)	We expect to be in compliance with the covenants at June 30, 2009.

(2)	We are in compliance with our debt covenants at March 31, 2009 except, for the Leverage Ratio under the NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan and the NOK 200 million Overdraft Facility for which we received a waiver subsequent to quarter end. In return for the waiver, we agreed to, among other things, increase the margin on NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan, and the NOK 200 million Overdraft Facility to 275 bps, to make an additional prepayment of NOK 25 million prior to June 30, 2009, and to pay a waiver fee. Please see Item 1A “Risk Factors” located in our 2008 Form 10-K, for more details about potential risks involving these facilities. Also, please see Item 9B “Other Information” in our 2008 Form 10-K. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at March 31, 2009.
     In addition to the covenants described above, our 6.5% Debentures limit our ability to incur additional indebtedness if the Consolidated Leverage Ratio exceeds 4 to 1 at the time of incurrence of such indebtedness.
     Execution of our business plan and continued compliance with our debt covenants are dependent upon us obtaining a minimum level of EBITDA and liquidity. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures, selling vessels, and further reducing operating and administrative costs. While postponing or eliminating capital projects and selling vessels would delay or reduce future cash flows, we believe this control will provide us the flexibility to match our capital commitments to our available capital resources. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 2 in our condensed consolidated financial statements for “Risks and Uncertainties”.
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
•	The $50 million U.S. Revolving allows the lenders to declare an event of default and require immediate repayment if Trico Marine Services, Inc. or any of its Subsidiaries were to be in default on more than $10 million in other indebtedness.

•	The $100 million Revolving Credit Facility and the $200 million Revolving Credit Facility allow the lenders to declare an event of default and require immediate repayment if Trico Supply AS or any of its Subsidiaries were to be in default on more than $10 million in other indebtedness.

•	Under the debt facilities where Deep Ocean AS or Deep Ocean Shipping II are the borrowers, the lender may declare an event of default and require immediate repayment if other indebtedness becomes due and payable prior to its specified maturity as a result of an event of default.

•	The $18 million Revolving Credit Facility allows the lender to declare an event of default and require immediate repayment if the Borrower (Deep Ocean Shipping) or the Guarantor (Trico Supply AS) is in default on more than $1,000,000 or $5,000,000, respectively, in other indebtedness.

•	The €23.3 million Revolving Credit Facility allows the lender to declare an event of default if the Borrower defaults under any other agreement and in the reasonable opinion of the lender, this default would have a material adverse effect on the financial condition of the Borrower.

•	The £8 million Overdraft Facility and the £24.2 million Asset Financing Revolving Credit Facility contain cross default provisions where it is an event of default if Borrower (CTC) defaults on its own debt.
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
     As a result of changes in Norwegian tax laws in 2007, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability ($33.6 million) is payable in equal installments over 9 years. The remaining one-third of the liability ($18.6 million) can be met through qualified environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability.
Contractual Obligations
     The following table summarizes our material contractual commitments at March 31, 2009. Subsequent to March 31, 2009, we have withdrawn from our partnership with Volstad Maritime AS related to the construction of the Deep Cygnus vessel and we are no longer obligated to fulfill our financial commitment reflected in the table below. The change will reduce our vessel construction obligations due in less than one year by $41.6 million.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Debt obligations (1) (2) (3)	$836,759	$210,942	$108,296	$81,628	$435,893
Interest on fixed rate debt (4)	397,785	21,425	42,621	42,314	291,425
Interest on variable rate debt (5)	65,845	24,225	22,649	12,048	6,923
Vessel construction obligations (6)	177,366	122,032	55,334	—	—
Time charter and equipment leases	359,334	126,051	149,703	54,026	29,554
Operating lease obligations	11,622	3,749	4,011	2,561	1,301
Taxes payable (7)	33,605	2,189	7,854	7,854	15,708
Pension obligations	6,048	530	1,136	1,174	3,208

Total	$1,888,364	$511,143	$391,604	$201,605	$784,012

(1)	Excludes fresh-start debt premium of $0.3 million and unamortized discount on 3.0% Debentures and 6.5% Debentures of $34.4 million and $39.4 million, respectively, at March 31, 2009.

(2)	Does not assume any early conversions or redemption of the 6.5% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date. Holders of our debentures have the right to require us to repurchase the 6.5% Debentures on each of May 15, 2013, May 15, 2015, May 15, 2018 and May 15, 2023 and the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. If the remaining holders of the 6.5% Debentures convert their debentures, we would be required to pay approximately $72 million in cash related to the make-whole provision. Please see Note 2 in our condensed consolidated financial statements for “Risks and Uncertainties”.

(3)	If maturities of certain debt agreements with SR Bank are amended in accordance with the agreed term sheet, approximately $117.5 million would be due on January 1, 2010. Management’s intent is to pay the outstanding balances by January 1, 2010.

(4)	Includes the semi-annual interest payments on the 6.5% Debentures and the 3% Debentures to their maturities of 2028 and 2027, respectively and interest payments on the 6.11% Notes maturing 2014.

(5)	For the purpose of this calculation amounts assume interest rates on floating rate obligations remain unchanged from levels at March 31, 2009, throughout the life of the obligation.

(6)	Reflects committed expenditures, of which approximately $100.4 million will be covered through increases of the available capacity under our existing credit facilities when the vessels are delivered ($72.4 million and $28.0 million of this amount relates to expenditures in the annual periods ending March 31, 2010 and 2011, respectively), and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. Subsequent to March 31, 2009, we have withdrawn from our partnership related to the construction of the Deep Cygnus vessel and we are no longer obligated to fulfill our financial commitment reflected in the table above. The change will reduce our vessel construction obligations due in less than one year by $41.6 million, of which $36.4 million was covered through increases of available capacity under our credit facilities.

(7)	Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $33.6 million, to be paid in equal installments over the next 9 years prior to March 31, 2009. An additional liability of $18.6 million could be satisfied through making qualifying environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability. As a result, the company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. We also have liabilities for uncertain tax positions of $2.2 million at March 31, 2009 which has not been included in the table above due to the uncertain timing of settlement.

Cash Flows
     The following table sets forth the cash flows for the first three months of the period (in thousands):

	Three Months Ended March 31
	2009	2008
		As adjusted
Cash flow (used in) provided by operations	$(15,418)	$5,919
Cash flow used in investing	(18,743)	(23,419)
Cash flow (used in) provided by financing	(1,307)	23,628
Effects of foreign exchange rate changes on cash	1,359	5,562
     Our primary sources of cash flow during the three months ended March 31, 2009 were operating activities and borrowings under our new and existing revolving credit facilities. The primary uses of cash were for the payment of make-whole provision with the conversions of the 6.5% Debentures and payments for the purchases of newbuild vessels and ROVs and maintenance of other property and equipment. During the three months ended March 31, 2009, our cash balance decreased $34.1 million to $60.5 million from $94.6 million at December 31, 2008.
     Net cash used in operating activities for the three months ended March 31, 2009 was $15.4 million, a decrease of $21.3 million from the same period in 2008. Significant components of cash used in operating activities during the three months ended March 31, 2009 included cash paid for the make-whole premium related to the conversions of the 6.5% Debentures, non-cash items of $4.7 million and changes in working capital and other asset and liability balances resulting in a use of cash of $4.2 million. We expect to fund our future operating needs through operating cash flows and draws on our various credit facilities.
     Net cash used in investing activities was $18.7 million for the three months ended March 31, 2009, compared to $23.4 million for the same period in 2008. Our investing cash flow in 2009 primarily reflects $19.6 million of additions to property and equipment. We anticipate that during the remainder of 2009 we will spend approximately $65 million for additional capital expenditures. Our investing cash flows also include a $0.7 million decrease in restricted cash released under Norwegian statutory rules to pay tax withholdings. For the quarter ended March 31, 2008, investing cash flows included $32.2 million of additions to property and equipment, offset by $5.1 million of proceeds from asset sales and $3.7 million in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008.
     Net cash used in financing activities was $1.3 million for the three months ended March 31, 2009, compared to cash provided of $23.6 million for the same period in 2008. Our 2009 amount includes a dividend payment of $6.1 million to EMSL’s non-controlling partner and net proceeds from debt of approximately $2.5 million. In 2008, financing activities included draws on the EMSL and U.S. Credit Facilities in the amount of $2 million and $10 million, respectively, in addition to net proceeds received from the exercise of warrants and options of $11.9 million.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 3 to our consolidated financial statements included in our 2008 Form 10-K.
Recent Accounting Standards
     See Note 15 to our consolidated financial statements for a listing of recent accounting standards.
Item 3. Quantitative and Qualitative Market Risk Disclosures
     There have been no material changes in the Company’s exposure to market risk during the first three months of 2009. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the 2008 Form 10-K for further discussion.

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
     There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Plan of Reorganization Proceeding. Steven Salsberg and Gloria Salsberg are pursuing an appeal of a court’s finding that Trico did not provide any inaccurate information in connection with its 2005 reorganization. That finding has already been affirmed by the U.S. District Court and the matter is now pending before the U.S. Court of Appeals. The Salsbergs had agreed to resolve the matter and dismiss their appeal with prejudice, but they later declined to honor that agreement.
     Please read Item 3. Legal Proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our material legal proceedings.
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
Item 1A. Risk Factors
     For a listing of our risk factors, see Item 1A in our Form 10-K for the year ended December 31, 2008. There have been no changes to those risk factors during the three month period ended March 31, 2009.

PART II — OTHER INFORMATION (continued)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008).

Exhibit
Number
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008.

3.5	Eighth Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 9, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among the Company and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

4.7	Rights Agreement dated as of April 9, 2007, between Trico Marine Services, Inc. and Mellon Investor Services LLC, as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 10, 2007).

4.8	First Amendment to Rights Agreement dated April 28, 2008, between Trico Marine Services, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2008).

4.9	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated May 16, 2008 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K/A filed May 19, 2008).

4.10	Registration Rights Agreement, dated May 16, 2008, among Trico Marine Services, Inc. and the purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed May 16, 2008).

4.11	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

4.12	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.13	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 16, 2008).

4.14	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

Exhibit
Number
4.15	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.16	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

10.1	Second Amendment to Credit Agreement; Amendment to Assignments of Earnings and Assignments of Insurances, dated as of May 8, 2009, among Trico Marine Services, Inc., a Delaware corporation, Trico Marine Assets Inc., a Delaware corporation, and Trico Marine Operators, Inc., a Louisiana corporation, the Lenders party hereto and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent.(1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Agreement

(1)	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)
By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer (Authorized Signatory and Principal Financial Officer) Date: May 11, 2009