Form 10-Q
period 2009-06-30
TRICO MARINE SERVICES INC
filed 2009-08-10
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at August 4, 2009 was 19,222,931.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
		As adjusted, see
		Notes 7 and 15
ASSETS

Current assets:
Cash and cash equivalents	$35,069	$94,613
Restricted cash	3,674	3,566
Accounts receivable, net	155,705	165,152
Prepaid expenses and other current assets	22,028	3,375

Total current assets	216,476	266,706

Property and equipment:
Marine vessels	509,653	502,417
Subsea equipment	176,542	153,003
Construction-in-progress	290,461	260,069
Transportation and other	5,952	4,902

	982,608	920,391
Less accumulated depreciation and amortization	(153,126)	(115,981)

Net property and equipment, net	829,482	804,410

Intangible assets	112,403	106,983
Other assets	24,323	24,637

Total assets	$1,182,684	$1,202,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$187,533	$82,982
Accounts payable	42,741	53,872
Accrued expenses	120,458	85,656
Accrued interest	6,367	10,383
Foreign taxes payable	2,289	4,000
Income taxes payable	12,755	18,133
Other current liabilities	362	—

Total current liabilities	372,505	255,026

Long-term debt	517,290	687,098
Long-term derivative	3,746	1,119
Foreign taxes payable	33,018	47,508
Deferred income taxes	2,681	5,104
Other liabilities	7,327	6,001

Total liabilities	936,567	1,001,856

Commitments and contingencies (See Note 16)	—	—

Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 19,793,138 and 16,199,980 shares issued at June 30, 2009 and December 31, 2008, respectively	196	160
Warrants	1,640	1,640
Additional paid-in capital	330,472	316,694
Retained earnings	28,598	25,197
Accumulated other comprehensive loss, net of tax	(166,545)	(202,681)
Phantom stock	55,588	55,588
Treasury stock, at cost, 570,207 shares	(17,604)	(17,604)

Total Trico Marine Services, Inc. stockholders’ equity	232,345	178,994

Noncontrolling interest	13,772	21,886

Total equity	246,117	200,880

Total liabilities and stockholders’ equity	$1,182,684	$1,202,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As adjusted, see		As adjusted, see
		Notes 7 and 15		Notes 7 and 15
Revenues	$179,732	$104,292	$301,550	$163,467

Operating expenses:
Direct operating expenses	130,221	70,846	228,709	103,839
General and administrative	19,390	14,940	40,829	25,707
Depreciation and amortization	18,547	12,895	36,619	19,642
Impairment	14,023	—	14,023	—
Gain on sales of assets	(17,684)	91	(17,693)	(2,746)

Total operating expenses	164,497	98,772	302,487	146,442

Operating income (loss)	15,235	5,520	(937)	17,025

Interest expense, net of amounts capitalized	(11,665)	(7,134)	(22,578)	(8,286)
Interest income	790	3,271	1,862	4,849
Unrealized gain (loss) on mark-to-market of embedded derivative	476	(2,310)	1,415	(2,310)
Gain on conversions of debt	551	—	11,330	—
Refinancing costs	(6,224)	—	(6,224)	—
Other income (expense), net	1,857	(2,628)	1,128	(1,465)

Income (loss) before income taxes	1,020	(3,281)	(14,004)	9,813

Income tax (benefit) expense	(3,641)	(1,204)	(18,669)	746

Net income (loss)	4,661	(2,077)	4,665	9,067

Less: Net (income) attributable to noncontrolling interest	(514)	(1,541)	(1,264)	(2,382)

Net income (loss) attributable to Trico Marine Services, Inc.	$4,147	$(3,618)	$3,401	$6,685

Earnings (loss) per common share:
Basic	$0.22	$(0.24)	$0.19	$0.46

Diluted	$0.22	$(0.24)	$0.19	$0.43

Weighted average shares outstanding:
Basic	18,601	14,815	17,657	14,613
Diluted	26,345	14,815	18,011	15,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
		As adjusted, see
		Notes 7 and 15
Cash flows from operating activities:
Net income	$4,665	$9,067

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,619	19,642
Amortization of non-cash deferred revenues	(286)	(184)
Amortization of deferred financing costs	1,437	1,293
Noncash benefit related to change in Norwegian tax law	(18,568)	—
Accretion of debt discount	6,361	3,651
Deferred income taxes	(3,156)	740
Impairment	14,023	—
Change in fair value of embedded derivative	(1,415)	2,310
Gain on conversions of 6.5% Debentures	(11,330)	—
Cash paid for make-whole premium related to conversions of 6.5% Debentures	(6,915)	—
Gain on sales of assets	(17,693)	(2,746)
Provision on doubtful accounts	(140)	9
Stock based compensation	1,787	2,387
Change in operating assets and liabilities	23,286	8,563

Net cash provided by operating activities	28,675	44,732

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	—	(430,802)
Purchases of property and equipment	(48,848)	(62,180)
Proceeds from sales of assets	30,024	7,023
Sale of hedge instrument	—	8,151
Decrease in restricted cash	215	4,650

Net cash used in investing activities	(18,609)	(473,158)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	—	11,615
Proceeds from issuance of debt	—	300,000
Payment for exchange of convertible debentures	(12,676)	—
Proceeds and (repayments) of revolving credit facilities, net	(49,353)	161,774
Dividend to noncontrolling partner	(6,120)	—
Debt issuance or refinancing costs	(6,224)	(16,123)

Net cash provided by (used in) financing activities	(74,373)	457,266

Effect of exchange rate changes on cash and cash equivalents	4,763	6,437

Net increase (decrease) in cash and cash equivalents	(59,544)	35,277

Cash and cash equivalents at beginning of period	94,613	131,463

Cash and cash equivalents at end of period	$35,069	$166,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the “Company”). The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. The Company also consolidates the accounts of its noncontrolling owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2008 have been adjusted to reflect the retrospective application of FAS 160 and APB 14-1 to conform to the current period’s presentation. The presentation and disclosure requirements of FAS 160 had no effect on net income or operating cash flows. See Note 15 “Noncontrolling Interests”. The APB 14-1 adjustments did have an effect on the financial statements. See Note 7 “FASB Staff Position APB 14-1”.
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
2. Risks and Uncertainties
     The Company’s liquidity outlook has changed during the quarter ended June 30, 2009 primarily as a result of the following:
o	While its subsea services businesses met its EBITDA forecast for the second quarter, the rates and utilization experienced in its towing and supply segment deteriorated more than it anticipated. As a result, the Company has revised its future EBITDA forecast to reflect its lower outlook for this segment of its business.

o	The further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter resulted in additional cash payments required to bring the Company’s Kroner based credit facility within its contractual credit limit.
     As a result of the events described above, the Company believes that its forecasted cash and available credit capacity are not expected to be sufficient to meet its commitments as they come due over the next twelve months and that it will not be able to remain in compliance with its debt covenants unless it is able to successfully refinance certain debt, extend existing amortization requirements, sell assets, access cash in certain of its subsidiaries, obtain waivers or amendments from its lenders, and effectively manage its working capital. If the Company is unable to complete these actions, it will be in default under its credit agreements, which in turn, would constitute an event of default under all of its outstanding debt agreements. If this were to occur, all of the Company’s outstanding debt would become callable by its creditors and would be reclassified as a current liability on its balance sheet. The Company’s inability to repay the outstanding debt, if it were to become current or if it were called by its creditors, would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with Company’s ability to meet its obligations as they come due.
     The Company is currently negotiating with the lenders under its $200 million revolving credit facility to amend the facility so that the scheduled principal payments currently due in the next year will be either deferred or reduced. In addition, it is continuing to pursue refinancing of its NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility (collectively the “SR Bank Facility”). The Company has retained investment bankers and anticipates launching its refinancing of the SR Bank Facility during the third quarter of 2009. There can be no assurance that the Company will be able to refinance its debt, that lenders will be willing to waive or amend covenants, or that its other plans can be affected on a timely basis, on satisfactory terms or maintained once initiated. Even if the Company is able to refinance its debt and obtain waivers for any future covenant violations, its obligations will still pose significant restrictions on it which may include a higher cost of debt, significant amortization payments, or liens on a substantial portion of its assets, all of which could severely limit its ability to implement its plans which would negatively impact future operations.
     As an international integrated provider of subsea and marine support vessels and services to the oil and gas, wind power and telecommunications industries, the Company’s revenue, profitability, cash flows and future rate of growth are substantially dependent on its ability to (1) secure profitable contracts, (2) increase its vessel utilization and maximize its service spreads, (3) deploy its vessels to the most profitable markets, and (4) invest in a technologically advanced subsea fleet. Consistent with the Company’s strategy, it is in the process of constructing several subsea service specific vessels. Execution of the Company’s business plan is also dependent upon it obtaining a minimum level of EBITDA. The Company’s forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. The Company’s inability to execute its plans could adversely affect its financial position, results of operations and cash flows.
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, China, West Africa, Brazil, the Mexican Gulf of Mexico (“Mexico”), the U.S. Gulf of Mexico (“Gulf of Mexico”) and the rest of Southeast Asia. The Company’s international operations account currently for 99% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s corporate structure, it may not be able to repatriate funds from its Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.
          Because the Company’s revenues are generated primarily from customers who have similar economic interests, its operations are also susceptible to market volatility resulting from economic, cyclical, weather or other factors related to the energy industry. Changes in the level of operating and capital spending in the industry, decreases in oil or gas prices, or industry perceptions about future oil and gas prices could materially decrease the demand for the Company’s services, adversely affecting its financial position, results of operations and cash flows.
     The Company’s operations, particularly in the North Sea, China, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of its long-term contracts contain early termination options in favor of its customers. If any of these customers terminate their contracts with the Company, fail to renew an existing contract, refuse to award new contracts to it or choose to exercise their termination rights, the Company’s financial position, results of operations and cash flows could be adversely affected.
     The Company’s certificate of incorporation requires that it remain Jones Act eligible, and it must comply with the Jones Act to engage in operations in the Gulf of Mexico. The Jones Act provides that non-U.S. citizens may neither exercise control, directly or indirectly by any means, over more than 25% of the voting power in the corporation nor occupy seats that constitute more than a minority of a quorum for the board of directors. The Company expects decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of its subsea strategy, which will require continued compliance with the Jones Act. Any action that risks its status under the Jones Act could have a material adverse effect on its business, financial position, results of operations and cash flows.
     The Company is highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions, and could limit its ability to obtain the additional financing required to successfully operate its business. Under certain of the Company’s debt agreements, an event of default will be deemed to have occurred if there is a change of control of the Company or certain of its subsidiaries or if a material adverse change or a fundamental change occurs in regards to the financial position of the applicable borrowing entity within the Company. Also, certain of the Company’s debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lender, which is outside of the control of the Company. Under cross-default provisions in several agreements governing its indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of its other debt agreements and under its Master Charter lease agreement. A default, whether by the Company or any of its subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, the Company might not be able to obtain waivers or secure alternative financing to satisfy all of its obligations simultaneously. Given current market conditions, the Company’s ability to access the capital markets or to consummate planned asset sales may be restricted at a time when it would like or need to raise additional capital. In addition, the current economic conditions could also impact its lenders, customers and vendors and may cause them to fail to meet their obligations to it with little or no warning. These events could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and ability to satisfy the obligations under its debt agreements. (Also see Note 6 “Debt”.)
     The holders of the Company’s 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”) have the right to require the Company to repurchase the 8.125% Debentures upon the occurrence of a “Fundamental Change” in its business, which is defined as the occurrence of any of the following:
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

(ii)	any merger primarily for the purpose of changing the Company’s jurisdiction of incorporation and resulting in a reclassification, conversion or exchange of outstanding shares of common stock solely into shares of common stock of the surviving entity.
(e)	the termination of trading of the common stock, which will be deemed to have occurred if the common stock or other common equity interests into which the 8.125% Debentures are convertible is neither listed for trading on a United States national securities exchange nor approved for listing on any United States system of automated dissemination of quotations of securities prices, and no American Depositary Shares or similar instruments for such common equity interests are so listed or approved for listing in the United States.

     However, a Fundamental Change will be deemed not to have occurred if more than 90% of the consideration in the transaction or transactions (other than cash payments for fractional shares and cash payments made in respect of dissenters’ appraisal rights) which otherwise would constitute a Fundamental Change under clauses (a) or (d) above consists of shares of common stock, depositary receipts or other certificates representing common equity interests traded or to be traded immediately following such transaction on a U.S. national securities exchange or approved for listing on any United States system on automated dissemination of quotations of securities prices, and, as a result of the transaction or transactions, the 8.125% Debentures become convertible into such common stock, depositary receipts or other certificates representing common equity interests. Such repurchases could significantly impact liquidity, and it may not have sufficient funds to make the required cash payments should a majority of the holders require the Company to repurchase the 8.125% Debentures. The Company’s failure to repurchase the 8.125% Debentures would constitute an event of default, which in turn, could constitute an event of default under all of its outstanding debt agreements.
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
     The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities, the proceeds from the issuance of $300 million of the 6.5% Debentures and the issuance of the Company’s equity instruments in the form of phantom stock units. See Note 6 for further discussion on the debt associated with the acquisition.
     The operations of DeepOcean are reflected in the Company’s Subsea Services segment and the operations of CTC Marine are reflected in the Company’s Subsea Trenching and Protection segment.
     At December 31, 2008, the purchase price and purchase price allocation were finalized.
     Pro forma Information
     The following unaudited pro forma information assumes that the Company acquired DeepOcean and CTC Marine effective January 1, 2008 (amounts in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Historical	Pro Forma	Historical	Pro Forma
	As adjusted, see		As adjusted, see
	Notes 7 and 15		Notes 7 and 15
Revenues	$104,292	$166,236	$163,467	$312,192
Operating income (1)	5,520	(2,651)	17,025	8,011
Income (loss) before income taxes (2)	(3,281)	(15,022)	9,813	(11,865)
Net income (loss) attributable to Trico Marine Services, Inc.	$(3,618)	$(14,782)	$6,685	$(14,734)

Diluted net income (loss) per share of common stock	$(0.24)	$(1.00)	$0.43	$(1.01)

Diluted weighted average shares outstanding	14,815	14,815	15,458	14,613

(1)	Pro forma amounts for the three and six months ended June 30, 2008 include the effect of non-recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $7.2 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work, a $2.6 million disputed loss with a partner for a project in India and $4.3 million of acquisition-related costs.

(2)	Pro forma amounts include acquisition-related debt costs ($16.3 million), including the amortization of debt discount on the 6.5% Debentures (see Note 6). The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.
4. Sale of Assets
     On April 28, 2009, the Company sold a platform supply vessel for $26.0 million in net proceeds and recognized a gain on sale of $15.2 million. The sale of this vessel required a prepayment of approximately $14.9 million for the $200 million Revolving Credit Facility as the vessel served as security for that facility.
     During June 2009, the Company sold five supply vessels for a total of $3.8 million, resulting in a gain of $2.5 million. The sale of these vessels did not require a debt prepayment.
5. Intangible Assets
     Intangible assets consist of trade names and customer relationships. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending June 30, 2009. The Company classified trade names as indefinite lived assets. Under SFAS No. 142, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2008, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. As a result of this assessment, the Company recognized an impairment during 2008 of $3.1 million on trade name assets.
     The following table provides information relating to the Company’s intangible assets as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009				As of December 31, 2008
			Foreign				Foreign
	Gross Carrying	Accumulated	Currency Translation		Gross Carrying	Accumulated	Currency Translation
	Amount	Amortization	Adjustment	Total	Amount	Amortization	Adjustment	Total
Amortized intangible assets:
Customer relationships	$118,057	$(8,496)	$(25,972)	$83,589	$118,057	$(5,040)	$(32,459)	$80,558

Total	$118,057	$(8,496)	$(25,972)	$83,589	$118,057	$(5,040)	$(32,459)	$80,558

			Foreign				Foreign
	Gross Carrying		Currency Translation		Gross Carrying		Currency Translation
	Amount	Impairment	Adjustment	Total	Amount	Impairment	Adjustment	Total
Unamortized intangible assets:
Trade name	$40,881	$(3,114)	$(8,953)	$28,814	$40,881	$(3,114)	$(11,342)	$26,425

Total	$40,881	$(3,114)	$(8,953)	$28,814	$40,881	$(3,114)	$(11,342)	$26,425

     Amortization expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2009, respectively, and $0.9 million for the three and six months ended June 30, 2008. The estimated amortization expense for the remainder of 2009 is estimated to be $4.0 million and $7.5 million per year for 2010, 2011, 2012 and 2013.
6. Debt
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2009. The Company’s debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
		As adjusted
NOK 350 million Revolving Credit Facility(1), maturing January 1, 2010	$59,790	$61,531
NOK 230 million Revolving Credit Facility(1), maturing January 1, 2010	17,940	21,233
NOK 150 million Additional Term Loan(1), maturing January 1, 2010	9,428	10,398
NOK 200 million Overdraft Facility(1), maturing January 1, 2010	14,542	3,207
23.3 million Euro Revolving Credit Facility(1), maturing March 31, 2010	19,897	19,717
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	11,631
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in July 2010	31,509	46,460
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $14.6 million as of June 30, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	188,191	—
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	232,998
$150.0 million face amount, 3.0% Senior Convertible Debentures(2), net of unamortized discount of $33.0 million and $35.9 million as of June 30, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	117,006	114,150
$200 million Revolving Credit Facility(1), maturing in May 2013	136,335	160,563
$100 million Revolving Credit Facility(1), maturing no later than December 2017	36,550	15,000
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,286	6,915
$18 million Revolving Credit Facility(1), maturing December 5, 2011	15,000	16,000
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	12,491	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility(1), maturing no later than December 13, 2014	17,705	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,082	14,172
Other debt, maturing from July 2009 to August 2014	7,789	8,695
Fresh-start debt premium	282	312

Total debt	704,823	770,080
Less current maturities	(187,533)	(82,982)

Long-term debt	$517,290	$687,098

(1)	Interest on such credit facilities is at the London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.65% to 3.25%. The three month LIBOR rate was 0.6% and 1.8% and the three month NIBOR rate was 1.96% and 3.97% for the periods ending June 30, 2009 and December 31, 2008, respectively.

(2)	Holders of the Company’s 3% Debentures have the right to require it to repurchase debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.
     Maturities of debt during the next five years and thereafter based on debt amounts outstanding as of June 30, 2009 are as follows (in thousands):

	Amount
Due in one year	$187,533
Due in two years	59,694
Due in three years	46,899
Due in four years	265,009
Due in five years	19,389
Due in over five years	173,631	(1)

	752,155
Fresh-start debt premium	282
Unamortized discount on 8.125% and 3.0% Debentures	(47,614)

Total debt	$704,823

(1)	Includes the $150.0 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.

Current Maturities:
     NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into a Norwegian Kroner (NOK) 350 million credit facility (approximately $54.3 million at June 30, 2009). This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK. The facility is drawn in U.S. Dollars and at the option of the lenders, they may require a partial repayment if the portion of the loan denominated in U.S. Dollars reaches 105% of the available NOK amount. Based on the exchange rate at June 30, 2009, the amount of this repayment would have been $10.3 million. The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavor, a portion of DeepOcean’s inventory and other security documents. The commitment under the facility decreases semi-annually by NOK 10 million (approximately $1.6 million at June 30, 2009) with a balloon payment at its maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 2.75% for NOK borrowings and the LIBOR rate plus 2.75% for U.S. Dollar borrowings and is payable quarterly. The facility is subject to certain customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 230 million Revolving Credit Facility. In July 2007, DeepOcean entered into a NOK 230 million ($35.7 million) revolving credit facility. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($155.2 million) but has subsequently been reduced to NOK 585 million ($90.8 million). This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.2 million at June 30, 2009) with a final NOK 150.7 million ($23.4 million) balloon payment due at the maturity date. Interest on this facility is at the 3-month NIBOR rate plus 2.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 150 million Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million ($35.7 million) facility discussed above, this NOK 150 million ($23.3 million) term loan is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($155.2 million) but has subsequently been reduced to NOK 585 million ($90.8 million). The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with inventory up to NOK 1.0 billion ($155.2 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million ($2.3 million) semi-annual payments due in June and December every year until the debt matures. Interest on the debt accrues at LIBOR plus 2.75% and is payable quarterly. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 200 million Overdraft Facility. DeepOcean entered into a multi-currency cash pool system agreement in July 2007. In conjunction with the cash pool system, DeepOcean has a multi-currency cash pool credit of up to NOK 200 million ($31.0 million). This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($155.2 million) but has subsequently been reduced to NOK 585 million ($90.8 million). This NOK 200 million cash pool credit is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. Interest on this facility is at the 3-month NIBOR rate plus 2.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     Regarding the NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility, the Company and the principal lender have entered into an amendment to these facilities, to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, waive a financial covenant for the period ended March 31, 2009 and increase certain fees and margins. In conjunction with this amendment, the Company made a prepayment of NOK 50 million ($7.2 million) on November 1, 2008, an additional prepayment of NOK 25 million ($3.9 million) on June 30, 2009 and agreed to a retroactive increase in fees and margins to November 1, 2008. The total amount outstanding under these facilities as of June 30, 2009 was $101.7 million which is classified as current as the Company’s intent is to pay the outstanding balances by January 1, 2010.

     DeepOcean has $14.1 million of finance leases to finance certain of its equipment including ROVs. These leases have terms of up to seven years. A default under these leases would cause a cross-default on the NOK 350 million revolving credit facility, NOK 230 revolving credit facility, NOK 150 million additional term loan and the NOK 200 million overdraft facility.
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
     NOK 260 million Short Term Credit Facility. In May 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the “Short Term Credit Facility”). The Short Term Credit Facility provided for a NOK 260 million short term credit facility that Trico Shipping used for general corporate purposes. The facility was scheduled to mature on November 1, 2008, but was amended to extend the term of the facility to February 2, 2009. Interest on the facility accrued at an average 9.05% per annum rate until November 1, 2008, at which time the interest rate increased to 9.9%. This facility was repaid in full at maturity on February 2, 2009.
     In addition to the principal amounts above at June 30, 2009, certain of the following debt instruments have current maturities.
     $50 million U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under the U.S. Credit Facility reduces to $40 million after one year and $30 million after two years. A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment under this Facility to $35 million. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 3.25% (subject to adjustment based on consolidated leverage ratio). On May 14, 2009, the facility was amended in conjunction with the granting of a second lien on the facility’s collateral for the Company’s new 8.125% Debentures and to shorten the maturity of the facility from January 31, 2011 to July 15, 2010. See below for further discussion.
     As of June 30, 2009, the Company had outstanding letters of credit under the U.S. Credit Facility totaling $3.5 million with various expiration dates through March 2010 for (1) securing certain payment under vessel operating leases and for (2) payment of certain taxes in Trinidad and Tobago.
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
     8.125% Convertible Debentures. On May 11, 2009, the Company entered into exchange agreements (the “Exchange Agreements”) with existing holders of its 6.5% senior convertible debentures due 2028 (the “6.5% Debentures”) party thereto as investors (the “Investors”). In accordance with the exchange (the “Exchange”) contemplated by the Exchange Agreements, on May 14, 2009 the Company exchanged $253.5 million in aggregate principal amount of its 6.5% Debentures (representing all of the outstanding 6.5% Debentures) for, in the aggregate, approximately $12.7 million in cash, 3,042,180 shares of the Company’s common stock (or warrants exercisable for $0.01 per share in lieu thereof) and $202.8 million in aggregate principal amount of the Company’s new 8.125% secured convertible debentures due 2013 (the “8.125% Debentures”).
     This Exchange is accounted for under modification accounting which requires the Company to defer and amortize any change in value exchanged. The amount deferred was approximately $10 million and is reflected as a discount to the 8.125% Debentures, which will be amortized under the effective interest method over the life of the 8.125% Debentures. This discount represents the fair value of the warrants and common shares of stock that were tendered in the Exchange. The warrants issued in the Exchange are required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document.

The warrant liability recorded at June 30, 2009 was $0.4 million and is included in “Other current liabilities” in the accompanying Balance Sheet and will be revalued each reporting period based upon the Company’s stock price. Additionally, the debt issue costs previously recorded for the 6.5% Debentures continues to be amortized over the life of the 8.125% Debentures and any new debt issue costs are expensed as incurred. Debt issue costs of $6.2 million were expensed in the three and six month periods ended June 30, 2009 and are reflected in the Statement of Operations as “Refinancing costs”.
     The 8.125% Debentures are governed by an indenture (the “Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), entered into on May 14, 2009. The 8.125% Debentures were issued in an aggregate principal amount of $202.8 million.
     The Company pays interest on the unpaid principal amount of the 8.125% Debentures at a rate of 8.125 percent per annum. The Company will pay interest semiannually on May 15 and November 15 of each year commencing on November 15, 2009. Interest on the 8.125% Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from May 15, 2009.
     The 8.125% Debentures are secured by a second priority lien on substantially all of the collateral that is pledged to secure the lenders under the Company’s U.S. Credit Facility, and are subject to quarterly principal amortizing payments beginning August 1, 2010 of 5% of the outstanding principal per quarter, increasing to 14% of the outstanding principal per quarter beginning February 1, 2012 until the final payment on February 1, 2013 (the “Maturity Date”). The Company has the right to pay principal installments in common stock instead of cash, subject to certain limitations. A majority of the holders of the 8.125% Debentures can elect to have the payment of all or any portion of an installment of principal deferred until the Maturity Date. The 8.125% Debentures are subject to certain mandatory pro rata repayments with net cash proceeds of asset sales.
     The 8.125% Debentures are convertible into common stock at any time at the option of the holder at a conversion price of $14 per share, subject to anti-dilution adjustments and adjustments in the event of certain fundamental change transactions. Holders who convert after May 1, 2011 are entitled to receive, in addition to the shares due upon conversion, a cash payment equal to the present value of remaining interest payments until final maturity. Holders of the 8.125% Debentures are entitled to require the Company to repurchase the debentures at par plus accrued interest in the event of certain fundamental change transactions. The Company is entitled to redeem the 8.125% Debentures at par plus accrued interest on or after May 1, 2011, if the trading price of the common stock exceeds $18.90 per share for specified periods. The conversion feature associated with the debentures is considered an embedded derivative as defined in SFAS No. 133. Under SFAS No. 133, the Company is required to bifurcate the conversion option as its fair value is not “clearly and closely” related to the debt host. This embedded derivative is recorded at fair value on the date of issuance. The estimated fair value of the derivative on the date of issuance was $4.7 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 8.125% Debentures. The derivative liability must be marked-to-market each reporting period with changes to its fair value recorded in the consolidated statement of operations as other income (expense) and the discount being accreted through an additional non-cash charge to interest expense over the term of the debt. See Note 8 for further discussion on the derivative liability.
     The Indenture restricts the Company’s ability and the ability of its subsidiaries to, among other things: (i) incur additional debt, (ii) incur additional liens; (iii) make certain transfers of interests in any ownership interest in Trico Marine Assets, Inc. and Trico Marine Operators, Inc; and (iv) make certain asset sales.
     The Indenture provides that each of the following is an event of default (“Event of Default”): (i) default for 30 days in the payment when due of interest on the 8.125% Debentures; (ii) default in the payment when due of the principal of the 8.125% Debentures; (iii) failure to deliver when due cash, shares of common stock or any interest make-whole payment upon conversion of the 8.125% Debentures and the failure continues for five calendar days; (iv) failure to provide notice of the anticipated effective date or actual effective date of a fundamental change on a timely bases as required by the Indenture; (v) failure to comply with certain agreements contained in the Indenture, the 8.125% Debentures or any Security Document (as defined in the Indenture) and such failure continues for 60 calendar days after notice (or 30 calendar days in the case of the covenant relating to indebtedness); (vi) indebtedness for borrowed money of the Company or any significant subsidiary is not paid within any applicable grace period after final maturity or the acceleration of any such indebtedness by the holders thereof because of a default and the total principal amount of such indebtedness unpaid or accelerated exceeds $30 million or its foreign currency equivalent at the time and such failure continues for 30 calendar days after notice; (vii) certain events of bankruptcy or insolvency described in the Indenture with respect to the Company or any significant subsidiary and (viii) any Security Document (other than the Intercreditor Agreement) fails to create or maintain a valid perfected second lien in favor of the Trustee for the benefit of the holders of the 8.125% Debentures on the collateral purported to be covered thereby, with certain exclusions. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company or a Guarantor (as defined in the Indenture) all outstanding 8.125% Debentures will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding 8.125% Debentures may declare all the 8.125% Debentures to be due and payable immediately.
     The 8.125% Debentures and the shares of common stock issuable upon the conversion of the 8.125% Debentures have not been registered because the Company sold the 8.125% Debentures to the investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     The 8.125% Debentures are senior secured obligations of the Company, rank senior to all other indebtedness of the Company with respect to the collateral (other than indebtedness secured by permitted liens on the collateral), rank on parity in right of payment with all other senior indebtedness of the Company, and rank senior in right of payment to all subordinated indebtedness of the Company. The 8.125% Debentures shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the 8.125% Debentures. The 8.125% Debentures are secured by a perfected security interest in certain assets of the Company and its subsidiaries.
     6.5% Convertible Debentures. On May 14, 2008, the Company issued $300.0 million of the 6.5% Debentures. The Company received net proceeds of approximately $287 million, after deducting offering costs of approximately $13 million, which were capitalized as debt issuance costs and were being amortized over the life of the 6.5% Debentures. Net proceeds of the offering were used to partially fund the acquisition of DeepOcean.
     During 2009, various holders of the Company’s 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. In May 2009, the Company entered into the Exchange Agreements with all of the holders of the 6.5% Debentures and none of the 6.5% Debentures remain outstanding. See “8.125% Convertible Debentures” for more information on the Exchange Agreements.
     3% Senior Convertible Debentures. In February 2007, the Company issued $150.0 million of 3% senior convertible debentures due in 2027 (the “3% Debentures”). The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the offering were for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes. Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased. Effective January 1, 2009, the 3% Debentures were subject to FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. See Note 7 for further information.
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
     The 3% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. Should the holders of such debentures convert, the Company would issue approximately 3.5 million shares of its common stock. For more information regarding the conversion and redemption options of the 3% Debentures see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     $200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, Trico Shipping AS and certain other subsidiaries of the Company entered into a credit agreement (as amended, the “$200 Million Credit Agreement”) with various lenders. The $200 Million Credit Agreement provides the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which is guaranteed by certain of the Company’s subsidiaries, and is collateralized by vessel mortgages and other security documents. The final $10 million of availability was contingent on delivery of the Sapphire vessel, which was subsequently cancelled, which limited the maximum availability to $190 million. Additionally, on April 28, 2009, the Company sold a platform supply vessel which required a prepayment on this facility of $14.9 million. The prepayment changed the commitment reductions to $9.1 million each quarter and continues through the quarter ending June 30, 2010, at which time the facility will reduce by $5.4 million per quarter until March 31, 2013. The commitment under the facility is now at $145 million. The facility was previously drawn in NOK and the amount outstanding was subject to adjustment monthly for changes in the NOK-U.S. Dollar exchange rate. On April 7, 2009, the Company repaid NOK 51.2 million ($7.7 million) of the NOK 1.1 billion outstanding based on an exchange rate of 6.68 NOK per U.S. Dollar. The Company made additional repayments in May and June 2009 for NOK 21.6 million ($3.3 million) and NOK 14.5 million ($2.3 million), respectively. As of June 2, 2009, the loan was changed from a NOK denominated loan to a U.S. Dollar denominated loan and is no longer subject to prepayments due to changes on the NOK-U.S. Dollar exchange rate. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%. The $200 Million Credit Agreement matures May 14, 2013.
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
     $100 million Revolving Credit Facility. In April 2008, Trico Subsea AS entered into an eight-year multi-currency revolving credit facility (as amended, the “$100 Million Credit Agreement”) in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matures on the earlier of the eighth anniversary of the delivery of the final vessel or December 31, 2017. The commitment under this facility reduces in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel or June 30, 2010. On May 13, 2009, an additional $11.5 million was drawn subsequent to the delivery of the Trico Sabre. Interest is payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds are borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%.
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
     6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $6.3 million is outstanding at June 30, 2009. The notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
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

     8 million Sterling Overdraft Facility. CTC Marine uses this secured short term overdraft facility in its normal business operations. The facility has a gross capacity of 12 million Sterling ($19.8 million) but it is offset by CTC Marine’s cash accounts. Borrowings under this facility can be made in Sterling, U.S. Dollars, NOK, Australian Dollars and Euros. At June 30, 2009, CTC Marine had cash totaling $11.9 million, which means the net borrowings on the overdraft facility were $0.6 million. Interest on the facility accrues at the lender’s base rate for Sterling borrowings plus 1% and is payable quarterly in arrears. The facility is secured by the property and equipment of CTC Marine.
     24.2 million Sterling Asset Financing Facilities. CTC Marine has two asset facilities totaling 24.2 million Sterling ($40.0 million) to finance new and existing assets. The Asset Finance Loan Facility (Existing Assets Facility) has a commitment of 8.3 million Sterling ($13.7 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus a margin of between 1.65% and 2.55%. As of June 30, 2009, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 4.7 million Sterling ($7.7 million). The Asset Finance Loan Facility (New Assets Facility) has a commitment of 15.9 million Sterling ($26.3 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%. The final asset to be financed under the New Assets Facility was delivered in the fourth quarter of 2008. As of June 30, 2009, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 6.0 million Sterling ($10.0 million). These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean. These asset finance loan facilities are subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility. These facilities are subject to quarterly reductions of their borrowings.
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
     The Company’s capitalized interest totaled $4.9 million and $9.7 million for the three and six month period ended June 30, 2009 and $4.3 million and $5.8 million for the three and six month period ended June 30, 2008.
7. FASB Staff Position APB 14-1
     Effective January 1, 2009, the 3% Debentures were subject to FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. APB 14-1 changes the accounting and requires further disclosures for convertible debt instruments that permit cash settlement upon conversion. APB 14-1 required the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The discount on the liability component of the 3% Debentures is amortized until the first quarter of 2014. APB 14-1 requires retrospective application to all periods as defined within Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”.
     The information below reflects the impact of adopting APB 14-1 for the three and six months ended June 30, 2009 (in thousands, except per share data).

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net incremental non-cash interest expense	$1,341	$2,701
Less: tax effect	(483)	(972)

Net incremental non-cash interest expense, net of tax	$858	$1,729

Net decrease to earnings per common share:
Basic	$0.05	$0.10

Diluted	$0.03	$0.10

     The impact of adopting APB 14-1 for the period ending June 30, 2009 results in an overall $0.3 million increase in assets of which capitalized interest increased $1.3 million and capitalized debt issuance costs decreased $1.0 million, a $33.0 million decrease in long-term debt and an overall increase in stockholders’ equity of $33.3 million related to a $40.3 million increase in additional paid in capital and a $7.0 million decrease in retained earnings.
     The tables below reflect the Company’s retrospective adoption of APB 14-1. These selected financial captions summarize the adjustments for the three and six months ended June 30, 2008 and twelve months ended December 31, 2008 for the results of operations and December 31, 2008 and 2007 for the consolidated financial position (in thousands, except per share data).

	Three Months Ended June 30, 2008
	As Reported	APB 14-1	Adjusted
	June 30, 2008	Adjustment	June 30, 2008
Interest expense, net of amounts capitalized	$(6,176)	$(958)	$(7,134)

Income tax benefit	(859)	(345)	(1,204)

Net income (loss) attributable to Trico Marine Services, Inc.	(3,005)	(613)	(3,618)

Earnings (loss) per common share:
Basic	$(0.20)	$(0.04)	$(0.24)
Diluted	(0.20)	(0.04)	(0.24)

Weighted average shares outstanding:
Basic	14,815	14,815	14,815
Diluted	14,815	14,815	14,815

	Six Months Ended June 30, 2008
	As Reported	APB 14-1	Adjusted
	June 30, 2008	Adjustment	June 30, 2008
Interest expense, net of amounts capitalized	$(6,399)	$(1,887)	$(8,286)

Income tax expense (benefit)	1,425	(679)	746

Net income (loss) attributable to Trico Marine Services, Inc.	7,893	(1,208)	6,685

Earnings (loss) per common share:
Basic	$0.54	$(0.08)	$0.46
Diluted	0.51	(0.08)	0.43

Weighted average shares outstanding:
Basic	14,613	14,613	14,613
Diluted	15,458	15,458	15,458

	Twelve Months Ended December 31, 2008
	As Reported	APB 14-1	Adjusted
	December 31, 2008	Adjustment	December 31, 2008
Interest expense, net of amounts capitalized	$(31,943)	$(3,893)	$(35,836)

Income tax expense (benefit)	14,823	(1,401)	13,422

Net income (loss) attributable to Trico Marine Services, Inc.	(111,163)	(2,492)	(113,655)

Earnings (loss) per common share:
Basic	$(7.54)	$(0.17)	$(7.71)
Diluted	(7.54)	(0.17)	(7.71)

Weighted average shares outstanding:
Basic	14,744	14,744	14,744
Diluted	14,744	14,744	14,744

	As Reported	APB 14-1	Adjusted
	December 31, 2008	Adjustment	December 31, 2008
ASSETS

Construction-in-progress	$258,826	$1,243	$260,069

Other assets	25,720	(1,083)	24,637

Total assets	1,202,576	160	1,202,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$722,948	$(35,850)	$687,098
Total liabilities	1,037,706	(35,850)	1,001,856

Additional paid-in capital	275,433	41,261	316,694
Retained earnings	30,448	(5,251)	25,197

Total Trico Marine Services, Inc. stockholders’ equity	142,984	36,010	178,994
Total liabilities and stockholders’ equity	1,202,576	160	1,202,736

	As Reported	APB 14-1	Adjusted
	December 31, 2007	Adjustment	December 31, 2007
ASSETS

Construction-in-progress	$255,749	$—	$255,749

Other assets	15,858	(1,297)	14,561

Total assets	681,744	(1,297)	680,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$157,287	$(41,200)	$116,087
Total liabilities	278,644	(41,200)	237,444

Additional paid-in capital	245,134	42,662	287,796
Retained earnings	141,611	(2,759)	138,852
Total Trico Marine Services, Inc. stockholders’ equity	390,222	39,903	430,125
Total liabilities and stockholders’ equity	681,744	(1,297)	680,447
     The amount of interest cost recognized for the three and six months ending June 30, 2009 relating to both the contractual interest coupon and amortization of the discount on the liability component is $2.6 million and $5.1 million, respectively. The amount of interest cost recognized for the three and six months ending June 30, 2008 is $2.4 million and $4.9 million, respectively. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 8.9% on these convertible notes.
8. Derivative Instruments
     The conversion feature associated with the 8.125% and the prior 6.5% Debentures is considered an embedded derivative as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Under SFAS No. 133 the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of operations. The warrants issued in the Exchange are also derivative instruments and are required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. Changes in fair value will be measured in each subsequent period the warrants are still outstanding. Additionally, on January 1, 2009, we adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.
     For the Debentures, the estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions (see Note 9 for further discussion). The 6.5% Debentures were exchanged for the 8.125% Debentures in May 2009. See Note 6 for more information. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.1% on the 8.125% Debentures and 11.2% on the 6.5% Debentures. The reduction in the Company’s stock price as well as the passage of time for the 8.125% Debentures are the primary factors influencing the change in value of the derivatives and their impact on the Company’s net income (loss). The fair value of the warrant liability is revalued based upon the Company’s stock price each quarter. Any increase in the Company’s stock price for both the Debentures and the warrants will result in unrealized losses being recognized in future periods and such amounts could be material. The tables below reflect (1) Fair Values of Derivative Instruments in the Balance Sheets and (2) the Effect of Derivative Instruments on the Statements of Income (in thousands).

	Liability Derivative
	June 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under Statement 133	Location	Value	Location	Value
Other contract — Warrant Liabilities (8.125% Debentures)	Other current liabilities	$362	Other current liabilities	$—
Other contract — 6.5% Debentures	Long-term derivative	—	Long-term derivative	1,119
Other contract — 8.125% Debentures	Long-term derivative	3,746	Long-term derivative	—

Total derivatives		$4,108		$1,119

Derivatives Not
Designated as Hedging	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivative
Instruments under	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
Statement 133	on Derivative	2009	2008	2009	2008
Other contract	Unrealized gain on mark-to-market of warrant liabilities — 8.125% Debentures	$18	$—	$18	$—
Other contract	Unrealized gain (loss) on mark-to-market of embedded derivative — 6.5% Debentures	(503)	(2,310)	436	(2,310)
Other contract	Unrealized gain on mark-to-market of embedded derivative — 8.125% Debentures	979	—	979	—

		$494	$(2,310)	$1,433	$(2,310)

9. Fair Value Measurements
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

Financial liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at June 30, 2009 Using Fair Value
	Hierarchy
	Carrying Value as	Fair Value as of
	of June 30, 2009	June 30, 2009	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities (8.125% Debentures)	$362	$362	$—	$362	$—
Long-term derivative (8.125% Debentures)	3,746	3,746	—	—	3,746

	$4,108	$4,108	$—	$362	$3,746

	Fair Value Measurements
	at December 31, 2008 Using Fair Value
	Hierarchy
	Carrying Value as
	of December 31,	Fair Value as of
	2008	December 31, 2008	Level 1	Level 2	Level 3
Liabilities
Warrant Liabilities (8.125% Debentures)	$—	$—	$—	$—	$—
Long-term derivative (6.5% Debentures)	1,119	1,119	—	—	1,119

	$1,119	$1,119	$—	$—	$1,119

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
     Debt: The fair value of the Company’s fixed rate debt is based on quoted market prices.

	June 30, 2009	December 31, 2008
Carrying amount	$704,823	$770,080
Fair value	564,907	562,783
     As discussed in Note 6, the Company’s conversion feature contained in its 8.125% and 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model for the 8.125% Debentures as of June 30, 2009 include the Company’s stock closing price of $3.41, expected volatility of 60%, a discount rate of 25.0% and a United States Treasury Bond Rate of 1.90% for the time value of options. As the 8.125% Debentures were exchanged for the 6.5% Debentures, there were no assumptions used in the valuation model for the 6.5% Debentures as of June 30, 2009. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

	8.125%	6.5%
	Debentures	Debentures
Balance on March 31, 2008	$—	$—
Issuance of long-term derivative (6.5% Debentures)	—	53,772
Unrealized gain for the period May 14, 2008 through December 31, 2008	—	(52,653)

Balance on December 31, 2008	$—	$1,119
Unrealized gain for 2009	(979)	(436)
Exchange 6.5% for 8.125% Debentures	4,725	(683)

Balance on June 30, 2009	$3,746	$—

     We also adopted SFAS No. 157 for non-financial assets and liabilities in 2009. We had no required fair value measurements for non-financial assets and liabilities in 2009 and no required additional disclosures upon adoption.
10. Earnings (Loss) per Share
     Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
		As adjusted, see			As adjusted, see
		Notes 7 and 15			Notes 7 and 15
Basic EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$4,147	$(3,618)	$3,401		$6,685

Weighted-average shares of common stock outstanding:
Basic	18,601	14,815	17,657		14,613

Earnings (Loss) per share:
Basic	$0.22	$(0.24)	$0.19		$0.46

Diluted EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$4,147	$(3,618)	$3,401		$6,685
Add: Interest on 8.125% convertible debentures, net of tax	1,736	—	—	(1)	—

Net income (loss) attributable to Trico Marine Services, Inc. with assumed conversions	$5,883	$(3,618)	$3,401		$6,685

Weighted-average shares of common stock outstanding:
Basic	18,601	14,815	17,657		14,613
Add dilutive effect of:
Phantom stock units	229	—	304		400
8.125% convertible debentures	7,482	—	—	(1)	—
Stock options and nonvested restricted stock	33	—	50		133
Warrants	—	—	—		312

Total	26,345	14,815	18,011		15,458

Earnings (Loss) per share:
Diluted	$0.22	$(0.24)	$0.19		$0.43

(1)	Does not include effect of 8.125% convertible debentures as they would be anti-dilutive.
     In May 2009, the existing holders of the 6.5% Debentures entered into the Exchange Agreements. See Note 6 for more information.
     Diluted earnings per share is computed using the if-converted method for the 8.125% Debentures. The scheduled principal amortizations for the 8.125% Debentures can be paid either in stock or cash based upon the Company’s election. However, if the 8.125% Debentures are converted at the option of the holders prior to maturity, the bondholders will be paid in stock.
     The Company’s 3% Debentures were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Note 6). Although the Company has the option of settling the principle amount of 3% Debentures in either cash, stock or a combination of both, management’s current intention is to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary. Therefore, the Company has excluded the potential dilutive effect of the principal amount of these 3.0% Debentures in the calculation of diluted earnings per share.
11. Other Comprehensive Income (Loss)
     The components of total comprehensive income were as follows (in thousands):

	Three Months Ended June 30,
	2009			2008
	Shareholders of			Shareholders of
	Trico Marine	Noncontrolling		Trico Marine	Noncontrolling
	Services, Inc.	Interests	Total	Services, Inc.	Interests	Total
				As adjusted, see Notes 7 and 15
Net income (loss)	$4,147	$514	$4,661	$(3,618)	$1,541	$(2,077)
Foreign currency translation gain (loss)	22,862	—	22,862	(11,126)	—	(11,126)
Amortization of unrecognized actuarial gains	87	—	87	—	—	—

Total comprehensive income (loss)	$27,096	$514	$27,610	$(14,744)	$1,541	$(13,203)

	Six Months Ended June 30,
	2009			2008
	Shareholders of			Shareholders of
	Trico Marine	Noncontrolling		Trico Marine	Noncontrolling
	Services, Inc.	Interests	Total	Services, Inc.	Interests	Total
				As adjusted, see Notes 7 and 15
Net income	$3,401	$1,264	$4,665	$6,685	$2,382	$9,067
Foreign currency translation gain	35,952	—	35,952	15,235	—	15,235
Amortization of unrecognized actuarial gains	184	—	184	85	—	85

Total comprehensive income	$39,537	$1,264	$40,801	$22,005	$2,382	$24,387

12. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 14 to the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K. Net income for the three and six months ended June 30, 2009 included $1.1 million and $1.8 million, respectively, of stock-based compensation costs compared to $1.6 million and $2.4 million for the same three and six month periods of 2008. The Company records all of its stock based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of income. As of June 30, 2009, there was $3.3 million of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.5 years. The Company expects that its total fixed stock-based compensation expense for the year ended December 31, 2009 will total approximately $2.9 million.
     On March 13, 2009, the Company granted stock options and stock appreciation awards (“SARs”) to executives and certain key employees. On May 13, 2009, each independent member of the Board of Directors was granted an annual equity award in stock options and restricted stock. The exercise prices for the SARs, stock options and restricted stock were based on the Company’s closing stock price on the date of grant. See table below.

Date of			Number of	Exercise
Grant	Grants	Vesting Period	Shares	Price

March 13, 2009	SARs	Ratably over three years	170,724	$2.05
March 13, 2009	SARs	Vest 100% on third anniversary of grant date	130,144	2.05
March 13, 2009	Stock options	Ratably over three years	170,724	2.05
May 13, 2009	Stock options	30 days from date of grant	60,000	3.57
May 13, 2009	Restricted stock	30 days from date of grant	60,000	3.57
     The grant-date fair value for the stock options and SARs was estimated using a Black-Scholes option valuation model which incorporated the following assumptions.

				May 13, 2009
	March 13, 2009 Grant Date			Grant Date
	SARs		Stock	Stock
	Vested Ratably	Cliff Vested	Options	Options
Grant-Date Fair Value	$1.02	$1.00	$1.02	$1.68

Expected Term	4.5	5.0	4.5	3.5
Expected Volatility	60%	55%	60%	65%
Risk-Free Interest Rate	1.74%	1.87%	1.74%	1.48%
Expected Dividend Distributions	N/A	N/A	N/A	N/A
     As SARs provide the participant the right to receive a cash payment only when the SARs are exercised, they will be classified as liabilities and the fair value will be measured in each subsequent reporting period with changes in fair value reflected as a component of stock-based compensation costs in the Statements of Income. See below for the updated assumptions as of June 30, 2009.

	SARs
	Vested Ratably	Cliff Vested
Grant-Date Fair Value	$2.12	$2.10

Expected Term	4.3	4.7
Expected Volatility	60%	55%
Risk-Free Interest Rate	2.23%	2.41%
Expected Dividend Distributions	N/A	N/A
13. Taxes
     The Company’s income tax expense/(benefit) for the three and six months ended June 30, 2009 was $(3.6) million and $(18.7) million compared to $(1.2) million and $0.7 million for the comparable prior year periods. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax benefit for the three and six month period ending June 30, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009 (described below), the Company’s permanent reinvestment of foreign earnings, nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 6 and state and foreign taxes. Absent the $18.6 million benefit recognized in the first quarter related to the Norwegian law change, the Company would expect an annual effective tax rate of (19.2)%. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At June 30, 2008, the Company’s tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting the Company’s tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.
     Although the Company reported a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of June 30, 2009. The Company uses cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. If the Company does not experience an ownership change and its U.S. operations continue to be profitable, it is possible the Company will release the valuation allowance at some future date, which would increase the Company’s additional paid-in capital account.
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
     Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2008, the Company recognized $2.1 million in uncertain tax positions and $1.2 million in penalties and interest. During the six months ended June 30, 2009, the Company recognized $0.7 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
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
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Under the original provisions, two-thirds of the liability (NOK 251 million, $39.0 million at June 30, 2009) was payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $19.6 million at June 30, 2009) can be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. As of June 30, 2009, the Company’s total tonnage tax liability was $35.3 million.
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
14. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$919	$75	$1,945	$147
Interest cost	215	195	467	382
Return on plan assets	(247)	(81)	(534)	(159)
Social security contributions	134	18	283	36
Recognized net actuarial loss	87	13	184	26

Net periodic benefit cost	$1,108	$220	$2,345	$432

     The Company’s contributions to the Norwegian defined benefit plans totaled $0.7 million and $1.4 million for the three and six month periods ended June 30, 2009. The Company’s contributions for the six month period ended June 30, 2008 totaled $0.4 million. The Company did not make any contributions during the three months ended June 30, 2008.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan.

Contributions to this plan were $0.1 million for each of the three and six month periods ended June 30, 2009 and $0.1 million and $0.2 million for the three and six month period ended June 30, 2008, respectively.
15. Noncontrolling Interest
     Issued in December 2007, SFAS No. 160, “Accounting and Reporting of Minority Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, states that accounting and reporting for a noncontrolling interest, sometimes called a minority interest, will be recharacterized as a noncontrolling interest and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009 which resulted in an adjustment or change in position of its noncontrolling interest in Eastern Marine Services Limited (“EMSL”) and DeepOcean Volstad (“Volstad”) as equity. See Note 16 for further discussion on the Company’s withdrawal from the Volstad partnership. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively and only change the presentation of noncontrolling interests and its inclusion in equity. The adoption of SFAS No. 160 did not have a significant impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
     Below is an equity reconciliation for the year ended December 31, 2008 and the six months ended June 30, 2009 (in thousands):

		Trico Marine	Noncontrolling
	Total	Services, Inc. (1)	Interest
Balance, December 31, 2007	$443,003	$430,125	$12,878
Net income (loss)	(106,864)	(113,655)	6,791
Capital contribution from Volstad	3,519	—	3,519
Distribution to NAMESE Partner	(244)	—	(244)
Foreign currency translation and other	(138,534)	(137,476)	(1,058)

Balance, December 31, 2008	200,880	178,994	21,886
Net income	4,665	3,401	1,264
Capital contribution from Volstad	2,284	—	2,284
Distribution to EMSL	(6,120)	—	(6,120)
Foreign currency translation and other	44,408	49,950	(5,542)

Balance, June 30, 2009	$246,117	$232,345	$13,772

(1)	Reflects adoption of APB 14-1 for Trico Marine Services, Inc. as discussed in Note 7.
16. Commitments and Contingencies
     General — In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At June 30, 2009 and December 31, 2008, the Company accrued for liabilities in the amount of approximately $3.4 million and $2.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, from time to time, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.

     Volstad Impairment — Withdrawal from Partnership — In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel and this entity is fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, the Company’s total vessel construction commitments have been reduced by $41.6 million. On June 26, 2009, the Company reached an agreement with Volstad where DeepOcean AS has withdrawn from the partnership, CTC Marine has no obligations under the time charter with the partnership and the Company was indemnified in full against claims of either Volstad or the shipyard. The Company’s sole obligation is to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel. Based on the outcome of those negotiations, the Company recorded a $14.0 million asset impairment in the second quarter of 2009, which is reflected in the accompanying Statement of Income under “Impairment”, and there are no remaining assets associated with this partnership on the Company’s books.
     Saipem — CTC Marine entered into a sub-contract (“the Contract”) dated March 30, 2007 with Saipem S.p.A (“Saipem”), an Italian-registered company. Saipem had previously been contracted by oil and gas operator Terminale GNL Adriatico Srl (“ALNG”) to lay, trench and backfill an offshore pipeline in the northern Adriatic Sea. The Contract between Saipem and CTC Marine related to the trenching and backfilling work. Work on location commenced on February 13, 2008 and was completed on May 5, 2008. The project took longer than originally anticipated and the target depth of cover for the pipeline was not met for the whole of the route due to CTC Marine encountering significantly different soils on the seabed to those which had been identified in the geotechnical survey documentation. In the summer of 2008, CTC Marine submitted a contractual claim to Saipem in relation to the different soils. Saipem in turn made submissions to ALNG. ALNG rejected Saipem’s submission and Saipem has, in turn, refused to pay CTC Marine the additional sums. The Contract is governed by English law and specifies that disputes that are incapable of resolution must be referred to Arbitration before three Arbitrators under the International Chamber of Commerce (“ICC”) rules. Arbitration is a commercial rather than a court remedy. The decision of the Arbitral Tribunal is enforceable in the courts of all major nations.
     CTC Marine submitted a Claim to Arbitration on April 9, 2009 based upon the Contract for payment of 7.7 million Sterling plus interest and costs. Saipem sought an extension to the time for their answer and provided this on June 4, 2009, together with a Counterclaim for Liquidated Damages in terms of the Contract. CTC submitted its reply to the Counterclaim as well as amendments to the request. The Arbitration Tribunal of three, comprising one nomination from each side and an independent chairman has been convened and parties have agreed that the forum for the Arbitration be set in London. The Tribunal will issue their draft schedule of the hearing to follow in August 2009 and parties will have until early September 2009 to comment and propose changes. The Tribunal will then indicate a timetable for hearing of the issues. The accounts receivable balance at June 30, 2009 was approximately $13.0 million and the Company has not recorded a reserve related to this receivable. While there can be no assurances of full recovery in arbitration, the Company intends to vigorously defend its claim for payment for services rendered and believes its position to be favorable at this time.
     Performance Bond Facility — CTC Marine has a 2.5 million Sterling bond facility with a bank. In May 2009, CTC exceeded its limit and under the terms of the bond facility submitted funds to cover the amounts over the 2.5 million Sterling of 1.9 million Sterling ($3.1 million), which is reflected in “Prepaid expenses and other current assets” in the accompanying Balance Sheet at June 30, 2009. In July 2009, the amount was submitted back to CTC Marine once the level of bonds was within the facility limits.
     Plan of Reorganization Proceeding — Steven Salsberg and Gloria Salsberg are pursuing an appeal of a court’s finding that Trico did not provide any inaccurate information in connection with its 2005 reorganization. That finding has already been affirmed by the U.S. District Court and the matter is now pending before the U.S. Court of Appeals. The Salsbergs had agreed to resolve the matter and dismiss their appeal with prejudice, but they later declined to honor that agreement. Trico has now filed a lawsuit in Montgomery County, Texas to enforce the Salsbergs’ settlement agreement. The Salsbergs have not yet responded to that lawsuit.
     Kistefos Lawsuit — On April 8, 2009, Kistefos AS, a Norwegian investment company wholly owned by Christen Sveaas, filed a complaint in Delaware’s Court of Chancery against Trico and each of Trico’s directors seeking a declaratory judgment as to the legality of one of nine measures Kistefos proposed for stockholder action at Trico’s 2009 annual meeting. At the 2009 annual meeting, this proposal did not receive the requisite vote to amend the bylaw and, as a result, on June 29, 2009, Kistefos AS voluntarily dismissed the complaint without prejudice.
     Brazilian Tax Assessments — On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 28.6 million Reais ($14.7 million at June 30, 2009). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of Trico. On April 13, 2009, the State Attorney’s Office filed its appeal with the Special Court of the Higher Administrative Tax Court. The Company filed its response on June 9, 2009. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 3.0 million Reais ($1.5 million at June 30, 2009). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to Trico in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under FIN 48. The Company has not accrued any amounts for the assessment of the liability.
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
17. Segment Information
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

			Subsea
			Trenching
	Subsea		and	Towing and
	Services		Protection	Supply	Corporate	Total
	(In thousands)
Three Months Ended:
June 30, 2009
Revenues from Unaffiliated Customers	$78,916		$68,353	$32,463	$—	$179,732
Intersegment Revenues	6,623		—	—	—	6,623
Operating Income (Loss)	(10,392	) (1)	14,915	17,443	(6,731)	15,235
Income (Loss) Before Income Taxes and Noncontrolling Interests	(7,957	) (1)	9,965	18,486	(19,474)	1,020

June 30, 2008
Revenues from Unaffiliated Customers	$41,223		$15,464	$47,605	$—	$104,292
Intersegment Revenues	—		—	—	—	—
Operating Income (Loss)	5,338		(2,502)	9,109	(6,425)	5,520
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	2,462		(2,523)	10,703	(13,923)	(3,281)

			Subsea
			Trenching
	Subsea		and	Towing and
	Services		Protection	Supply	Corporate	Total
	(In thousands)
Six Months Ended:
June 30, 2009
Revenues from Unaffiliated Customers	$137,562		$94,403	$69,585	$—	$301,550
Intersegment Revenues	7,308		—	—	—	7,308
Operating Income (Loss)	(15,871	) (1)	11,679	16,984	(13,729)	(937)
Income (Loss) Before Income Taxes and Noncontrolling Interests	(15,466	) (1)	5,944	18,422	(22,904)	(14,004)

June 30, 2008
Revenues from Unaffiliated Customers	$50,204		$15,463	$97,800	$—	$163,467
Intersegment Revenues	—		—	—	—	—
Operating Income (Loss)	7,954		(2,502)	22,269	(10,696)	17,025
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	5,075		(2,523)	23,747	(16,486)	9,813

(1)     Includes an impairment loss of $14.0 million related to our withdrawal from the Volstad partnership (see Note 16 for further discussion).
18. Recent Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial statements. However, in the future all current accounting standard references will be updated in accordance with SFAS No. 168.
     In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 significantly changes the consolidation rules as they relate to variable interest entities as well as how often the assessment should be performed. The standard is effective January 1, 2010. The Company is evaluating the impact, if any, this standard will have on its financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”. SFAS No. 166 impacts new transfers of many types of financial assets. It eliminates the concept of a “qualifying special-purpose entity”, introduces the concept of a “participating interest”, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount of recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor and also requires extensive new disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. The Company is evaluating the impact, if any, this standard will have on its financial statements.

     In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 re-mapped the auditing guidance on subsequent events to the accounting standards with some terminology changes. SFAS No. 165 also requires additional disclosures which includes the date through which the entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company has adopted the standard as of June 30, 2009 with no material effect on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard is effective for periods ending after June 15, 2009. The Company has adopted the standard as of June 30, 2009 with no material effect on its financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 were effective for interim and annual periods ending after June 15, 2009. The Company has adopted the standard as of June 30, 2009 with no material effect on its financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. These standards are effective for periods ending after June 15, 2009. The Company has adopted the standard for those assets and liabilities as of June 30, 2009 with no material impact on its financial statements. See Note 9 “Fair Value Measurements”.
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
19. Subsequent Events
     The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.
     In August 2009, the Company received an amendment to the $50 million U.S. Revolving Credit Facility whereby the maximum consolidated leverage ratio, net debt to EBITDA, was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were not amended and remain at 4.50:1.00 for the fiscal quarter ending December 31, 2009, and 4.00:1.00 for any fiscal quarter ending after December 31, 2009. In return for this amendment, the margin has increased from 3.25% to 5.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Unless otherwise indicated, any reference to (i) “Notes” refers to the Notes to the Condensed Consolidated Financial Statements included herein, (ii) “Gulf of Mexico” refers to the U.S. Gulf of Mexico and (iii) “Mexico” refers to the Mexican Gulf of Mexico.
Cautionary Statements Regarding Forward-Looking Statements
     Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms, including with respect to refinancing debt maturing in the next twelve months;

•	our ability to continue to service, and to comply with our obligations under, our credit facilities and our other indebtedness;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development;

•	our ability to successfully or timely complete our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.
     You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “will be,” “will continue” or similar phrases or expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Actual results may vary materially from anticipated results for a number of reasons, including those stated under Part II-Item 1A “Risk Factors” located elsewhere in this Quarterly Report on Form 10-Q, Item 1A. “Risk Factors” included in our 2008 Form 10-K, our reports and registration statements filed from time to time with the Securities and Exchange Commission and other announcements we make from time to time.
     All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. We caution investors not to place undue reliance on forward-looking statements.
Overview
          We are an integrated provider of subsea services, including subsea trenching and protection services, and, to a lesser extent, a provider of offshore support vessels. We maintain a global presence with operations primarily in international markets including the North Sea, China, West Africa, Brazil, Mexico, the Gulf of Mexico and the rest of Southeast Asia. Our principal customers are major national and international oil and gas exploration, development and production companies, wind energy development companies and telecommunication companies. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate. We have three operating segments: Subsea Services, represented primarily by the operations of DeepOcean; Subsea Trenching and Protection, represented by the operations of CTC Marine; and Towing and Supply, represented primarily by our historical operation of offshore supply vessels.
     The revenues and costs for our Subsea Services segment primarily are determined by the scope of individual projects and in certain cases by inspection, maintenance and repair (“IMR”) multi-year contracts. Subsea Services projects may utilize any combination of vessels, both owned and leased, and components of our non-fleet equipment consisting of remotely-operated vehicles (“ROV”s), installation handling equipment, and survey equipment. The scope of work, complexity, degree of engineering services provided and area of operation for our projects will determine what assets will be deployed to service each respective project. Rates for our subsea services typically include a composite day rate for the utilization of a vessel and/or the appropriate equipment for the project and the crew. These day rates can be fixed or variable and are primarily influenced by the specific technical requirements of the project, level of engineering required, the availability of the required vessels and equipment and the project’s geographic location and competition. Occasionally, projects are based on unit-rate contracts (based on units of work performed, such as miles of pipeline inspected per day) and only occasionally through lump-sum contractual arrangements. In addition, we generate revenues for onshore engineering work, post processing of survey data, and associated reporting. The operating costs for the Subsea Services segment primarily reflect the rental or ownership costs for our leased and owned vessels and equipment, engineering and project management staff, crew compensation costs, supplies and marine insurance. Our customers are typically responsible for mobilization expenses and fuel costs. Variables that may affect our Subsea Services segment include the scope and complexity of each project, weather or environmental downtime, and water depth. Delays or acceleration of projects will result in fluctuations of when revenues are earned and costs are incurred but generally they will not materially affect the total amount of costs.
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
     The revenues for our Towing and Supply segment are impacted primarily by fleet size and capabilities, day rates and vessel utilization. Day rates and vessel utilization are primarily driven by demand for our vessels, supply of available vessels, level of newbuild vessel delivery, our vessel availability, customer requirements, competition and seasonal weather conditions. The operating costs for the Towing and Supply segment are primarily a function of the active fleet size. The most significant of our normal direct operating costs include crew compensation, maintenance and repairs, marine inspection costs, supplies and marine insurance. We are typically responsible for normal operating expenses, while our contracts provide that customers are typically responsible for mobilization expenses and fuel costs.
Our Outlook
     Our results of operations are highly dependent on the level of, among other things, operating and capital spending for exploration and development by the energy industry. The energy industry’s level of operating and capital spending is substantially related to the demand for natural resources, the prevailing commodity price of crude oil, and to a lesser extent, natural gas, and expectations for such prices. During periods of current or projected low commodity prices, our customers may reduce their capital spending budgets in an amount greater than operating spending for offshore production, maintenance and development. Other factors that influence the level of capital spending by our customers which are beyond our control include: worldwide demand for crude oil and natural gas and the cost of exploring for and producing crude oil and natural gas which can be affected by environmental regulations, significant weather conditions, maintenance requirements and technological advances that affect energy and its usage.

     We continue to focus on the following key areas:
     Reduce our debt level and improve liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements. We have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow and lowering capital expenditure requirements. We are also working towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year. In the second quarter, we reduced the principal amount of our outstanding debt by approximately $50 million and effectively eliminated our obligation to make certain make-whole interest payments prior to May 1, 2011. In addition, we completed a sale of a platform supply vessel and five offshore supply vessels in the second quarter of 2009 and used a portion of the proceeds to further reduce the principal amount of our outstanding debt. Please see “Liquidity and Capital Resources”.
     Maximize our vessel utilization and our subsea service spreads and reduce exposure to a declining offshore supply vessel business. We continue to increase our combined subsea services and subsea trenching and protection fleet primarily through chartering of third-party vessels. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package. As part of this effort, and to reduce the negative effect on vessel utilization and earnings from North Sea seasonality, we have positioned approximately 80% and 50% of the assets of CTC Marine and DeepOcean, respectively, outside of the North Sea in China, Australia, Mexico, Brazil and the Mediterranean. We also perform a significant portion of the North Sea work under term contracts. Over time, we believe transitioning away from a low growth, commoditized business towards specialized subsea services will result in improved stock performance and better operating results.
     Expand our presence in additional subsea services markets. We believe the subsea market is growing, in contrast to our traditional towing and supply business, and will provide a higher rate of return on our vessels currently being constructed. We continue to market our services in areas of emerging growth for subsea services, including West Africa, China, Brazil and Mexico.
     Invest in growth of our subsea service offerings. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on advanced subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We believe having an up to date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. The average age of our subsea fleet is 6 years while the average age of the offshore supply vessels (“OSV”) fleet is 20 years. During the first and second quarters of 2009, two subsea vessels previously time chartered on a “vessel only” basis began operating with full subsea service “spreads” under term contracts at day rates that are substantially higher than the previous “vessel only” day rates. For the remainder of 2009 and 2010, we expect between two to four more similar arrangements. This is a key component of the strategy to take advantage of the growth in the subsea sector and the imbalance of supply and demand in the traditional offshore supply vessel sector.
     Focus on growing markets. We continue to capitalize on our experience, technology, personnel and fleet to expand our presence in growing markets. Our goal is to continue to efficiently deploy our vessels and services in profitable markets, with an emphasis on regions that have strong long-term subsea growth fundamentals, favorable contracting terms and lower operating cost structures, through existing operating entities and possibly through the use of joint ventures. Consistent with this strategy, we have reduced the number of our towing and supply vessels in the Gulf of Mexico by more than 80% since 2004. Since the beginning of 2009, we have won new subsea services contracts and three subsea protection contracts in Southeast Asia, one subsea protection contract each in the Mediterranean and Australia as well as mobilized one towing and supply vessel each to Mexico, West Africa and Southeast Asia.
Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experiences different impacts from the current overall economic slowdown, the crisis in the credit markets, and the significant volatility in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and China and we continue to focus our efforts on increasing our market presence in those regions. While we expect further declines in overall exploration and production spending, offshore drilling worldwide and construction spending, we believe that spending on subsea services will increase for the remainder of 2009 and 2010. Additionally, we expect less decline in operational spending by our customers as compared to capital spending. Currently, approximately 50% of our revenues is the result of operational spending by our customers.

     Subsea Services. For the remainder of 2009 and into 2010, we expect overall subsea spending to increase based on unit volume growth in new subsea installation and a commensurate increase in the already large base of installed units. Although projects may be postponed as a result of low commodity prices, we have not had any contracts canceled as we do not expect projects will be delayed in the second half of 2009. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending that occurred in 2008. We have seen no material decline in pricing for subsea services when compared to contracts awarded in 2008.
     Subsea Protection and Trenching. From January 2009 to the present, we have been awarded over $138 million in new contracts. For the remainder of 2009, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area during the first quarter of the year and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We expect generally a weak market in the North Sea but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including China, Australia, the Mediterranean and Brazil.
     Towing and Supply. During 2009, we have experienced significant declines in utilization and day rates in the Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices in addition to seasonality for our anchor handling, towing and supply (“AHTS”) vessels in the North Sea. We have started to take appropriate measures to reduce our cost structure accordingly and to mobilize vessels in these regions to regions with increased activity. Our current view of the worldwide OSV market is that the combination of reduced customer spending on offshore drilling coupled with the likely level of newly built vessels to be delivered in the remainder of 2009 and 2010, that prices and utilization in most markets, including the North Sea, Gulf of Mexico and West Africa, will remain very weak.
Market Outlook — Credit Environment
     During 2009, we have seen lenders be unwilling to lend to companies that are not existing clients and continue to take steps to limit their overall exposure to any one company (which will limit our ability to seek new financing from existing lenders), increase margins and improve their collateral position. As we pursue to refinance certain existing debt or access capital markets for new financing, we expect terms and conditions of such refinancing or access to capital markets to be challenging during the remainder of the year. However, we completed an exchange related to our 6.5% Debentures which deferred the make-whole provision for two years. See below under “6.5% Convertible Notes Exchange” for further details.
Acquisition of DeepOcean and CTC Marine
     On May 15, 2008, we initiated a series of events and transactions that resulted in our acquisition of 100% of DeepOcean and CTC Marine. DeepOcean provides subsea IMR, survey and light construction support, subsea intervention and decommissioning services. CTC Marine is a provider of subsea protection services which includes, among other things, trenching, sea floor cable laying and subsea installation services. DeepOcean operates a fleet of 10 vessels equipped with dynamic positioning systems and, together with the owners of the vessel, have driven the development of a new type of dynamic positioning support vessel equipped with heavy weather launch and recovery systems. CTC Marine operates a fleet of six marine subsea trenching and protection vessels and a large number of modern ROVs and trenching equipment and has pioneered the development of deepwater module handling systems used to place and install sophisticated equipment on the ocean seabed. DeepOcean is based in Haugesund, Norway and CTC Marine is based in Darlington in the United Kingdom. DeepOcean and CTC Marine support their overseas operations through facilities in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad de Carmen in Mexico, Cairo, Egypt, Perth, Australia and Singapore. DeepOcean and CTC Marine combine to employ over 936 people worldwide.
     The acquisition price for DeepOcean and CTC Marine was approximately $700 million. To fund the transactions we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures and the issuance of phantom stock units.

Proxy Contest
     As a result of the Kistefos AS lawsuit discussed in Note 16 to the financial statements, the costs associated with our 2009 annual meeting were significantly higher due to the fact that Kistefos AS, a private investment company in Norway, made nine proposals (eight of which Trico opposed).
     Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) were approximately $1.6 million of which approximately $1.3 million and $1.6 million were recognized for the three and six month period ending June 30, 2009.
6.5% Convertible Notes Exchange
     On May 11, 2009, we entered into exchange agreements (the “Exchange Agreements”) with all of the holders of the 6.5% Debentures. Pursuant to these agreements, holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of 8.125% Debentures, $50 in cash and 12 shares of the Company’s common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). At closing, the Company exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of common stock, warrants exercisable for 2,681,484 shares of common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million. The 8.125% Debentures are governed by an indenture, dated as of May 14, 2009, between us and Wells Fargo Bank, National Association, as trustee. This indenture was filed with the SEC as part of a current report on Form 8K issued on May 19, 2009. Under the terms of the indentures, if the holders elect to convert prior to May 2011, they would not be entitled to an interest make-whole provision. The 8.125% Debentures are our senior secured obligations and are secured by a second lien on certain of the assets that serve as security for the $50 million U.S. Credit Facility. The 8.125% Debentures are effectively subordinated to all of our other existing and future secured indebtedness to the extent of the value of our assets collateralizing this indebtedness and any liabilities of our subsidiaries.
Volstad Impairment
     In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel and this entity is fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, our total vessel construction commitments were reduced by $41.6 million. On June 26, 2009, we reached an agreement with Volstad where DeepOcean AS has withdrawn from the partnership, CTC Marine has no obligations under the time charter with the partnership and we were indemnified in full against claims of either Volstad or the shipyard. Our sole obligation is to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel. Based on the outcome of those negotiations, we recorded a $14.0 million asset impairment in the second quarter of 2009, which is reflected in the accompanying Statement of Income under “Impairment”, and there are no remaining assets associated with this partnership on our books.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the Securities and Exchange Commission (“SEC”) as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as earnings (net income or loss) before depreciation and amortization, amortization of non-cash deferred revenue, interest income, interest expense, net of amounts capitalized, unrealized gain on mark-to-market of embedded derivative, gain on conversions of debt, refinancing costs, other (income) expense, net, stock-based compensation, (gain) loss on sale of assets, impairment, income tax expense (benefit) and noncontrolling interest of consolidated subsidiaries.
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
     The following table provides the detailed components of adjusted EBITDA, as we define that term (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As adjusted, see		As adjusted, see
		Notes 7 and 15		Notes 7 and 15
Net Income (Loss) attributable to Trico Marine Services, Inc.	$4,147	$(3,618)	$3,401	$6,685
Depreciation and Amortization	18,547	12,895	36,619	19,642
Amortization of Non-Cash Deferred Revenue	(147)	(97)	(286)	(184)
Interest Income	(790)	(3,271)	(1,862)	(4,849)
Interest Expense, Net of Amounts Capitalized	11,665	7,134	22,578	8,286
Unrealized Gain on Mark-to-Market of Embedded Derivative	(476)	2,310	(1,415)	2,310
Gain on Conversions of Debt	(551)	—	(11,330)	—
Refinancing Costs	6,224	—	6,224	—
Other (Income) Expense, Net	(1,857)	2,628	(1,128)	1,465
Stock-Based Compensation	1,063	1,543	1,787	2,387
(Gain) Loss on Sale of Assets	(17,684)	91	(17,693)	(2,746)
Impairment	14,023	—	14,023	—
Income Tax Expense (Benefit)	(3,641)	(1,204)	(18,669)	746
Noncontrolling Interest of Consolidated Subsidiaries	514	1,541	1,264	2,382

Adjusted EBITDA	$31,037	$19,952	$33,513	$36,124

     The following table reconciles adjusted EBITDA to operating income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		As adjusted		As adjusted
Adjusted EBITDA	$31,037	$19,952	$33,513	$36,124
Depreciation and Amortization	(18,547)	(12,895)	(36,619)	(19,642)
Amortization of Non-Cash Deferred Revenue	147	97	286	184
Stock-Based Compensation	(1,063)	(1,543)	(1,787)	(2,387)
(Gain) Loss on Sale of Assets	17,684	(91)	17,693	2,746
Impairment	(14,023)	—	(14,023)	—

Operating Income (Loss)	$15,235	$5,520	$(937)	$17,025

Results of Operations
     The following is a discussion of the results of operations for each respective segment for the three and six month period ending June 30, 2009 and 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
		As adjusted,				As adjusted,
		see Notes 7				see Notes 7
		and 15				and 15
Revenues:
Subsea Services	$78,916	$41,223	$37,693	91%	$137,562	$50,204	$87,358	174%
Subsea Trenching and Protection	68,353	15,464	52,889	342%	94,403	15,463	78,940	511%
Towing & Supply	32,463	47,605	(15,142)	(32)%	69,585	97,800	(28,215)	(29)%

Total Revenues	179,732	104,292	75,440	72%	301,550	163,467	138,083	84%
Operating Income (Loss):
Subsea Services	(10,392)	5,338	(15,730)	(295)%	(15,871)	7,954	(23,825)	(300)%
Subsea Trenching and Protection	14,915	(2,502)	17,417	(696)%	11,679	(2,502)	14,181	(567)%
Towing & Supply	17,443	9,109	8,334	91%	16,984	22,269	(5,285)	(24)%
Corporate	(6,731)	(6,425)	(306)	5%	(13,729)	(10,696)	(3,033)	28%

Total Operating Income (Loss)	15,235	5,520	9,715	176%	(937)	17,025	(17,962)	(106)%
Interest Income	790	3,271	(2,481)	(76)%	1,862	4,849	(2,987)	(62)%
Interest Expense, Net of Amounts Capitalized	(11,665)	(7,134)	(4,531)	64%	(22,578)	(8,286)	(14,292)	172%
Unrealized Gain (Loss) on Mark to Market of Embedded Derivative	476	(2,310)	2,786	(121)%	1,415	(2,310)	3,725	(161)%
Gain on Conversions of Debt	551	—	551	100%	11,330	—	11,330	100%
Refinancing Costs	(6,224)	—	(6,224)	100%	(6,224)	—	(6,224)	100%
Other Income (Expense), Net	1,857	(2,628)	4,485	(171)%	1,128	(1,465)	2,593	(177)%

Income (Loss) from Operations	1,020	(3,281)	4,301	(131)%	(14,004)	9,813	(23,817)	(243)%
Income Tax (Benefit) Expense	(3,641)	(1,204)	(2,437)	202%	(18,669)	746	(19,415)	(2,603)%

Net Income (Loss)	4,661	(2,077)	6,738	(324)%	4,665	9,067	(4,402)	(49)%

Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(514)	(1,541)	1,027	(67)%	(1,264)	(2,382)	1,118	(47)%

Net Income (Loss) Attributable to Trico Marine Services, Inc.	$4,147	$(3,618)	$7,765	(215)%	$3,401	$6,685	$(3,284)	(49)%

     The following information on day rates, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Month	Three Months Ended		Six Months Ended
	Ended	June 30,		June 30,
	July 31, 2009	2009	2008	2009	2008
Average Day Rates:
Subsea
SPSVs (1)	$29,126	$27,638	$21,941	$24,644	$20,160
MSVs (2)	84,229	79,164	N/A	74,440	N/A

Subsea Trenching and Protection	$106,959	$127,991	N/A	$113,347	N/A

Towing and Supply
AHTSs (3)	$18,690	$17,110	$32,983	$21,196	$36,345
PSVs (4)	16,821	16,943	17,486	16,101	17,721
OSVs (5)	5,874	6,645	7,252	6,909	7,209

Utilization:
Subsea
SPSVs	78%	80%	77%	74%	85%
MSVs	94%	92%	N/A	83%	N/A

Subsea Trenching and Protection	100%	98%	N/A	95%	N/A

Towing and Supply
AHTSs	79%	64%	78%	67%	82%
PSVs	95%	87%	92%	89%	91%
OSVs	65%	66%	82%	66%	79%

Average number of Vessels:
Subsea
SPSVs	7.0	7.0	5.0	7.0	5.0
MSVs	10.0	9.7	N/A	9.4	N/A

Subsea Trenching and Protection	4.3	4.8	N/A	4.1	N/A

Towing and Supply
AHTSs	6.0	6.0	6.0	6.0	6.0
PSVs	6.0	6.3	7.0	6.6	7.0
OSVs	33.0	37.4	38.0	37.7	38.1

(1)	Subsea platform supply vessels

(2)	Multi-purpose service vessels

(3)	Anchor handling, towing and supply vessels

(4)	Platform supply vessels

(5)	Offshore supply vessels
Overall Results
     For the three months ended June 30, 2009, we reported net income of $4.1 million on revenues of $179.7 million compared to a net loss of $3.6 million on revenues of $104.3 million for the same period in 2008. For the six months ended June 30, 2009, we reported net income of $3.4 million on revenues of $301.6 million compared to net income of $6.7 million on revenues of $163.5 million for the same period in 2008. The 2009 results include an impairment charge of $14.0 million related to our withdrawal from the Volstad partnership, incremental results from the DeepOcean acquisition in May 2008, two new build vessels that were delivered in the second half of 2008 and a gain realized on the sale of six vessels in the second quarter of 2009 partially offset by decreases in our traditional towing and supply operations due to weaknesses in the Gulf of Mexico and North Sea regions due to declines in the overall markets coupled with new build vessels entering the North Sea market.

Segment Results
Subsea Services
     Revenues increased $37.7 million and $87.4 million for the three and six month periods ended June 30, 2009 primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $35.6 million and $84.4 million, respectively. This segment also includes revenues of $10.6 million and $20.5 million, an increase of $2.3 million and $3.8 million compared to the same periods in prior year, from SPSVs that were previously part of our Towing and Supply segment primarily due to incremental revenues from two new build vessels delivered in the second half of 2008.
     This segment reported operating losses of $10.4 million and $15.9 million for the three and six month periods ended June 30, 2009 compared to operating income of $5.3 million and $8.0 million for the same prior year periods. This includes an impairment charge in the second quarter of 2009 of $14.0 million related to our investment in a partnership for the construction of a new vessel, the Deep Cygnus. In the second quarter of 2009, we withdrew from the partnership as it had been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. Excluding the impairment, for the three month period ended June 30, 2009, operating income was relatively flat as compared to the prior year period. For the six month period ended June 30, 2009 (excluding the impairment), operating results decreased compared to the same period in the prior year as this segment was adversely affected by the loss of 70 days of revenue in the first quarter of 2009 on two subsea vessels that are time chartered from a third-party vessel owner due to mechanical issues. Additionally, one of our large subsea vessels, the Atlantic Challenger, completed an extensive regulatory dry docking after working for five years in Mexico, which negatively affected our operating results in the first quarter of 2009. We made the decision to expand the service offerings on the Atlantic Challenger and market the vessel outside of Mexico. In April 2009, as previously announced, the Atlantic Challenger was awarded a term contract in China at approximately $135,000 per day. For the previous five years, the vessel was on contract in Mexico at an average day rate of approximately $40,000 per day. Additionally, results are typically lower in the first quarter of the year due to project delays related to harsh weather conditions. In June, the average day rate for our DeepOcean subsea services vessels was $86,000 and utilization was almost 90%, up 27% and 21%, respectively, over the first quarter of 2009.
Subsea Trenching and Protection
     This segment was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean in May 2008, therefore the comparative prior year information is limited. This segment’s day rates are a composite daily rate for the utilization of vessels and assets plus fees for engineering services, project management services and equipment mobilization and will vary based on the project complexity, existing framework agreements with clients, competition and geographic location. As compared to the first quarter of 2009, CTC’s revenues are up $42.3 million to $68.4 million and it reported operating income of $14.9 million compared to an operating loss of $3.2 million in the first quarter of 2009. In the second quarter of 2009, this segment’s average vessel day rate was $127,991 and utilization was 98%, a 40% and 9% increase, respectively, compared to the first quarter of 2009. This increase reflects the contract award on the Atlantic Challenger in April 2009 as mentioned in the Subsea Services discussion above. During July 2009, all CTC vessels were fully utilized and are expected to be at least 90% utilized through the end of 2009. Additionally, in 2009, CTC has been awarded term contracts in excess of $103 million, $95 million of which is scheduled for completion in 2009.
Towing and Supply
     Revenues decreased $15.1 million and $28.2 million for the three and six month periods ended June 30, 2009 and operating income increased $8.3 million for the three month period ended June 30, 2009 and decreased $5.3 million for the six month period June 30, 2009 as compared to the same prior year periods. Operating income in the three month period ended June 30, 2009 includes gains on asset sales of $17.7 million related to the sale of a platform supply vessel in the North Sea and five Gulf of Mexico supply boats. Excluding the asset sales, the operating income decreases are due to weakness in the Gulf of Mexico and North Sea regions due to declines in the overall markets coupled with new build vessels entering the North Sea market.

Corporate
     Corporate expenses were $6.7 million and $13.7 million in the three and six months ended June 30, 2009, respectively, as compared to $6.4 million and $10.7 million for the same prior year periods, which includes a gain on the sale of our Houma facility of $2.8 million in February 2008. The remaining increase in expenses primarily reflects legal costs related to the proxy contest and increased personnel and other operating costs to support a substantially larger company due to the acquisition of DeepOcean in May 2008.
Other Items
     Interest Income. Interest income for the three and six months ended June 30, 2009 was $0.8 million and $1.9 million, respectively, a decrease of $2.5 million and $3.0 million compared to the same periods in 2008 due to lower cash balances and lower interest rates in the current year.
     Interest Expense. Interest expense increased $4.5 million and $14.3 million in the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The increase is attributed to the debt incurred and assumed when we acquired DeepOcean and CTC Marine in May 2008. We capitalize interest related to vessels currently under construction. Capitalized interest for the three and six months ended June 30, 2009 totaled $4.9 million and $9.7 million, respectively, and $4.3 million and $5.8 million, respectively, for the same period in 2008.
     Unrealized Gain on Mark-to-Market of Embedded Derivative . SFAS No. 133 requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. The calculation of the fair value of the derivatives requires the use of a Monte Carlo simulation lattice option-pricing model. On the date of the exchange, the fair value of the embedded derivative associated with our new 8.125% Debentures was $4.7 million. On June 30, 2009, the estimated fair value of the 8.125% Debenture derivative was $3.7 million resulting in a $1.0 million unrealized gain for the three and six months ended June 30, 2009. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange and the unrealized gain (loss) for the three and six months ended June 30, 2009 was ($0.5) million and $0.4 million, respectively. The change in our stock price, coupled with the passage of time, are the primary factors influencing the change in value of this derivative and its impact on our net income (loss). Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
     Gain on Conversions of Debt. During 2009, various holders of our previous 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized gains on conversions of $0.6 million and $11.3 million for the three and six months ended June 30, 2009, respectively.
     Refinancing Costs. In connection with the exchange of our 6.5% Debentures for the 8.125% Debentures, we incurred refinancing costs primarily related to investment banker and legal costs that are expensed as incurred under modification accounting which totaled $6.2 million for the three and six month periods ended June 30, 2009.
     Other (Expense) Income, Net. Other (expense) income, net of $1.9 million and $1.1 million for the three and six month periods ended June 30, 2009, respectively, increased $4.5 million and $2.6 million from the same periods in 2008, respectively, primarily due to foreign exchange losses as the U.S. Dollar slightly weakened against most European currencies during 2009.
     Income Tax (Benefit) Expense. Our income tax expense/(benefit) for the three and six months ended June 30, 2009 was $(3.6) million and $(18.7) million compared to $(1.2) million and $0.7 million for the comparable prior year period. The income tax expense/(benefit) for each period is primarily associated with our U.S. federal, state and foreign taxes. Our tax benefit for the three and six month period ending June 30, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, our permanent reinvestment of foreign earnings, nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 6 and state and foreign taxes. Absent the $18.6 million benefit recognized in 2009 related to the Norwegian law change, we would expect an annual effective tax rate of (19.2)%. Our effective tax rate is subject to wide variations given its structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall plan could have a significant impact on the estimated rate. At June 30, 2009, our tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, our permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting our tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during 2008.
     Noncontrolling Interest. The noncontrolling interest in the income of our consolidated subsidiaries was $0.5 million for the three months and $1.3 million for the six months ended June 30, 2009, compared to income of $1.5 million and $2.4 million, respectively for the same periods in June 2008.
Liquidity and Capital Resources
     Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2009.
     Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund on-going operations, vessel construction, discretionary capital expenditures and debt service. Please see Note 2 “Risks and Uncertainties” in our accompanying condensed consolidated financial statements. Our ability to generate or access cash is subject to events beyond our control, such as declines in expenditures for exploration, development and production activity, reduction in global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. In light of the current financial turmoil, we may be exposed to credit risk relating to our credit facilities to the extent our lenders may be unable or unwilling to provide necessary funding in accordance with their commitments. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness may be restricted by the terms of the 8.125% Debentures, which restrictions include a prohibition on incurring certain types of indebtedness if our leverage exceeds a certain level.
     At June 30, 2009, we had available cash of $35.1 million. As of June 30, 2009, payments due on our contractual obligations during the next twelve months were approximately $416 million. Of such amount, scheduled principal payments of $9.1 million must be paid to the lenders under our $200 million revolving credit facility on September 30, 2009 and December 31, 2009, respectively, and payments of approximately $102 million must be paid to the lenders under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility on January 1, 2010. These amounts are included in the debt that is classified as current as of June 30, 2009. In addition, we have $31.5 million of additional debt associated with our U.S. Revolving Credit Facility maturing in July 2010. We also expect to make significant additional capital expenditures over the next twelve months but we are in negotiations with our primary shipyard to restructure the payment and delivery schedule.
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
     Liquidity Sufficiency
     Our liquidity outlook has changed during the quarter ended June 30, 2009 primarily as a result of the following:
o	While our subsea services businesses met our EBITDA forecast for the second quarter, the rates and utilization experienced in our towing and supply segment deteriorated more than we anticipated. As a result, we have revised our future EBITDA forecast to reflect our lower outlook for this segment of our business.
o	The further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter resulted in additional cash payments required to bring our Kroner based credit facility within our contractual credit limit.
     As a result of the events described above, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our debt covenants unless we are able to successfully refinance certain debt, extend existing amortization requirements, sell assets, access cash in certain of our subsidiaries, obtain waivers or amendments from our lenders, and effectively manage our working capital. If we are unable to complete these actions, we will be in default under our credit agreements, which in turn, would constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt would become callable by our creditors and would be reclassified as a current liability on our balance sheet. Our inability to repay the outstanding debt, if it were to become current or if it were called by our creditors, would have a material adverse effect on us. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.
     We are currently negotiating with the lenders under our $200 million revolving credit facility to amend the facility so that the scheduled principal payments currently due in the next year will be either deferred or reduced. In addition, we are continuing to pursue refinancing of our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility (collectively, the “SR Bank Facility”). We have retained investment bankers and anticipate launching our refinancing of the SR Bank Facility during the third quarter of 2009. There can be no assurance that we will be able to refinance our debt, that lenders will be willing to waive or amend covenants, or that our other plans can be affected on a timely basis, on satisfactory terms or maintained once initiated. Even if we are able to refinance our debt and obtain waivers for any future covenant violations, our obligations will still pose significant restrictions on us which may include a higher cost of debt, significant amortization payments, or liens on a substantial portion of our assets, all of which could severely limit our ability to implement our plans which would negatively impact future operations.
     Other Liquidity Items
     In the first and second quarters of 2009, various holders of our 6.5% Debentures initiated conversions which converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures.
     On May 11, 2009, we entered into exchange agreements with all of the holders of the 6.5% Debentures. Pursuant to these agreements, all holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of new secured convertible debentures with a coupon rate of 8.125% (the “8.125% Debentures”), $50 in cash and 12 shares of our common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). Among the more important features for us of the new 8.125% Debentures is the elimination of the obligation to make interest make-whole payments prior to May 1, 2011. At closing, we exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of our common stock, warrants exercisable for 2,681,484 shares of our common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million. The 8.125% Debentures are governed by an indenture, dated as of May 14, 2009, with Wells Fargo Bank, National Association, as trustee. This indenture was filed with the SEC as part of a current report on Form 8-K issued on May 19, 2009. Please see Item 1A “Risk Factors” located in Part II for more details about potential risks involving the 8.125% Debentures.
     On April 28, 2009, we sold a platform supply vessel for $26.0 million in net proceeds. The sale of this vessel required a prepayment of approximately $14.9 million for our $200 million revolving credit facility as the vessel served as security for that facility. During June 2009, we sold five supply vessels for a total of $3.8 million. The sale of these vessels did not require a debt prepayment.

     Our debt is as follows (in thousands):

	June 30,	December 31,
	2009	2008
		As adjusted
NOK 350 million Revolving Credit Facility(1), maturing January 1, 2010	$59,790	$61,531
NOK 230 million Revolving Credit Facility(1), maturing January 1, 2010	17,940	21,233
NOK 150 million Additional Term Loan(1), maturing January 1, 2010	9,428	10,398
NOK 200 million Overdraft Facility(1), maturing January 1, 2010	14,542	3,207
23.3 million Euro Revolving Credit Facility(1), maturing March 31, 2010	19,897	19,717
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	11,631
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in July 2010	31,509	46,460
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $14.6 million as of June 30, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	188,191	—
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	232,998
$150.0 million face amount, 3.0% Senior Convertible Debentures(2), net of unamortized discount of $33.0 million and $35.9 million as of June 30, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	117,006	114,150
$200 million Revolving Credit Facility(1), maturing in May 2013	136,335	160,563
$100 million Revolving Credit Facility(1), maturing no later than December 2017	36,550	15,000
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	6,286	6,915
$18 million Revolving Credit Facility(1), maturing December 5, 2011	15,000	16,000
8 million Sterling Overdraft Facility, maturity 364 days after drawdown	12,491	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility(1), maturing no later than December 13, 2014	17,705	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	14,082	14,172
Other debt, maturing from July 2009 to August 2014	7,789	8,695
Fresh-start debt premium	282	312

Total debt	704,823	770,080
Less current maturities	(187,533)	(82,982)

Long-term debt	$517,290	$687,098

(1)	Interest on such credit facilities is at London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.65% to 3.25%. The three month LIBOR rate was 0.6% and 1.8% and the three month NIBOR was 1.96% and 3.97% for the periods ending June 30, 2009 and December 31, 2008, respectively.

(2)	Holders of our 3% Debentures have the right to require us to repurchase the debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022.

     The following table summarizes the financial covenants under our debt facilities:

Facility	Lender (s)	Borrower	Guarantor	Financial Covenants
8.125% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3.0% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

$200m Revolving Credit Facility	Nordea Bank Finland PLC/ Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply AS	(1), (2), (3), (4)

$100m Revolving Credit Facility	Nordea Bank Finland PLC/ Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Subsea AS	Trico Supply AS	(1), (2), (3), (4)

$50m U.S. Revolving Credit Facility	Nordea Bank Finland PLC/ Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(5), (2), (3), (6)

NOK 350m Revolving Credit Facility	Sparebank 1 SR-Bank	DeepOcean Shipping II	DeepOcean AS	(7) (8), (9)

NOK 230m Revolving Credit Facility	Sparebank 1 SR-Bank	DeepOcean AS	None	(7) (8), (9)

€23.3 Revolving Credit Facility	Nordea Bank Norge ASA	DeepOcean Shipping III	Trico Supply AS	(1), (2), (3)

NOK 150m Additional Term Loan	Sparebank 1 SR-Bank	DeepOcean Shipping II	DeepOcean AS	(7) (8), (9)

$18m Revolving Credit Facility	Nordea Bank Norge PLC	DeepOcean Shipping	Trico Supply AS	(1), (2), (3)

£8m Overdraft Facility	Barclays Bank PLC	CTC Marine Projects Limited	DeepOcean AS (partial up to 100m NOK)	None

£24.2m Asset Financing Revolving Credit Facility	Barclays Bank PLC	CTC Marine Projects Limited	DeepOcean AS (partial up to 100m NOK)	None

NOK 200m Overdraft Facility	Sparebank 1 SR-Bank	DeepOcean AS	None	(7) (8), (9)

Finance Leases	Sparebank 1 SR-Bank	DeepOcean AS	None	No maintenance covenants

(1)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 3.50:1 calculated at the Guarantor level

(2)	Consolidated Net Worth — minimum net worth of Borrower (if Trico Marine Services) or Guarantor

(3)	Free Liquidity — minimum unrestricted cash and / or unutilized loan commitments at Borrower or Guarantor

(4)	Collateral coverage — appraised value of collateral (vessels) must exceed 150% of amount outstanding and amount available

(5)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA less than or equal to 4.50 for the quarter ending June 30, 2009. In August 2009, we received an amendment changing the ratio to 5.00 for the quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were not amended and remain at 4.50 for the quarter ending December 31, 2009 and 4.00 for any quarters thereafter. Calculated at the Borrower level

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

adjustments shall be made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period

**	EBITDA is defined, on a consolidated basis, as the Borrower’s earnings before interest, taxes, depreciation, amortization and any gain or loss from the sale of assets or other extraordinary gains or losses
Note: Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as		Requirement to be met
	Financial	of June 30,	June 30,	on September 30,
Facility	Covenant	2009	2009 Results (1)	2009
$50 million U.S. Revolving Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 4:50:1	3.54	Net Debt to 12 month rolling EBITDA less than or equal to 5:00:1

NOK 350m Revolving Credit Facility; NOK 230m Revolving Credit Facility; NOK 150m Additional Term Loan; NOK 200m Overdraft Facility	Working Capital Ratio	Current assets divided by current liabilities must be higher than 1.1	1.11	Current assets divided by current liabilities must be higher than 1.1

$200 million Revolving Credit Facility and $100 million Revolving Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 3.50:1	3.18	Net Debt to 12 month rolling EBITDA less than or equal to 3.50:1

$200 million Revolving Credit Facility	Free Liquidity	Unrestricted cash and cash equivalents must exceed $10 million	$19.5 million	Unrestricted cash and cash equivalents must exceed $10 million

(1)	We are in compliance with our debt covenants at June 30, 2009. Please see Item 1A “Risk Factors” located in our 2008 Form 10-K, for more details about potential risks involving these facilities. Also, please see Item 9B. “Other Information” in our 2008 Form 10-K. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2009.
     In addition to the covenants described above, our 8.125% Debentures limit our ability to incur additional indebtedness if the Consolidated Leverage Ratio exceeds 4 to 1 at the time of incurrence of such indebtedness.
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
     Cross Default Provisions. The debt facilities contain significant cross default and / or cross acceleration provisions where a default under one facility could enable the lenders under other facilities to also declare events of default and accelerate repayment of their obligations. In general, these cross default / cross acceleration provisions are as follows:
•	The 8.125% Debentures and the 3.0% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and not remedied within 30 days after notice thereof.

•	The $50 million U.S. Credit Facility allows the lenders to declare an event of default and require immediate repayment if Trico Marine Services, Inc. or any of its subsidiaries were to be in default on more than $10 million in other indebtedness.

•	The $100 Million Credit Agreement and the $200 Million Credit Agreement allow the lenders to declare an event of default and require immediate repayment if Trico Supply AS or any of its Subsidiaries were to be in default on more than $10 million in other indebtedness.

•	Under the debt facilities where Deep Ocean AS or Deep Ocean Shipping II are the borrowers, the lender may declare an event of default and require immediate repayment if other indebtedness becomes due and payable prior to its specified maturity as a result of an event of default.

•	The $18 million revolving credit facility allows the lender to declare an event of default and require immediate repayment if the Borrower (Deep Ocean Shipping) or the Guarantor (Trico Supply AS) is in default on more than $1,000,000 or $5,000,000, respectively, in other indebtedness.

•	The €23.3 million revolving credit facility allows the lender to declare an event of default if the borrower defaults under any other agreement and in the reasonable opinion of the lender, this default would have a material adverse effect on the financial condition of the Borrower.

•	The £8 million overdraft facility and the £24.2 million asset financing revolving credit facility contain cross default provisions where it is an event of default if Borrower (CTC) defaults on its own debt.
Our Capital Requirements
     Our on-going capital requirements arise primarily from our need to improve and enhance our current service offerings, invest in upgrades of existing vessels, acquire new vessels and provide working capital to support our operating activities and service debt. Generally, we provide working capital to our operating locations through two primary business locations: the North Sea and the U.S. The North Sea and the U.S. business operations have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws make it difficult for us to efficiently transfer the financial resources from one of these locations for the benefit of the other.
     As a result of changes in Norwegian tax laws in 2007, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability ($35.3 million) is payable in equal installments over 9 years. The remaining one-third of the liability ($18.6 million) can be met through qualified environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability.
Contractual Obligations
     The following table summarizes our material contractual commitments at June 30, 2009. In the second quarter of 2009, we withdrew from our partnership with Volstad Maritime AS which related to the construction of the Deep Cygnus vessel. We are no longer obligated to fulfill our financial commitment. The change reduced our vessel construction obligations due in less than one year by $41.6 million.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Debt obligations (1) (2) (3)	$752,155	$187,533	$106,593	$284,398	$173,631
Interest on fixed rate debt (4)	127,498	21,341	35,675	14,044	56,438
Interest on variable rate debt (5)	52,324	14,557	19,290	11,943	6,534
Vessel construction obligations (6)	133,194	49,224	83,970	—	—
Time charter and equipment leases	372,789	136,794	147,784	59,226	28,985
Operating lease obligations	10,879	3,856	3,612	2,275	1,136
Taxes payable (7)	35,307	2,289	8,254	8,254	16,510
Pension obligations	6,048	530	1,136	1,174	3,208

Total	$1,490,194	$416,124	$406,314	$381,314	$286,442

(1)	Excludes fresh-start debt premium of $0.3 million and unamortized discount on 3.0% Debentures and 8.125% Debentures of $33.0 million and $14.6 million, respectively, at June 30, 2009.

(2)	Does not assume any early conversions or redemption of the 8.125% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date. Holders of our 3% Debentures have the right to require us to repurchase the debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. Please see Note 2 in our condensed consolidated financial statements for “Risks and Uncertainties”. Also, see discussion of our exchange transaction of our 6.5% Debentures in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

(3)	The maturities of certain debt agreements with SR Bank have been amended with approximately $101.7 million due on January 1, 2010. Management’s intent is to pay the outstanding balances by January 1, 2010.

(4)	Primarily includes the semi-annual interest payments on the 8.125% Debentures and the 3% Debentures to their maturities of 2013 and 2027, respectively and interest payments on the 6.11% Notes maturing 2014.

(5)	For the purpose of this calculation amounts assume interest rates on floating rate obligations remain unchanged from levels at June 30, 2009, throughout the life of the obligation.

(6)	Reflects committed expenditures, of which approximately $45.3 million will be covered through increases of the available capacity under our existing credit facilities when the vessels are delivered ($27.2 million and $18.1 million of this amount relates to expenditures in the annual periods ending June 30, 2010 and 2012, respectively), and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. In the second quarter of 2009, we withdrew from our partnership related to the construction of the Deep Cygnus vessel and we are no longer obligated to fulfill our financial commitment. The change reduced our vessel construction obligations due in less than one year by $41.6 million, of which $36.4 million was covered through increases of available capacity under our credit facilities.

(7)	Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $35.3 million, prior to June 30, 2009 to be paid in equal installments over the next 9 years. An additional liability of $18.6 million could be satisfied through making qualifying environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability. As a result, the company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. We also have liabilities for uncertain tax positions of $2.3 million at June 30, 2009 which has not been included in the table above due to the uncertain timing of settlement.
Cash Flows
     The following table sets forth the cash flows for the first three months of the period (in thousands):

	Six Months Ended June 30,
	2009	2008
		As adjusted
Cash flow provided by operations	$28,675	$44,732
Cash flow used in investing	(18,609)	(473,158)
Cash flow (used in) provided by financing	(74,373)	457,266
Effects of foreign exchange rate changes on cash	4,763	6,437
     Our primary source of cash flow during the six months ended June 30, 2009 is due to cash from operations with focused working capital management. The primary uses of cash were for payments of the make-whole provision with the conversions of the 6.5% Debentures, payments for the purchases of new build vessels and ROVs and maintenance of other property and equipment, and repayments on our existing credit facilities. During the six months ended June 30, 2009, our cash balance decreased $59.5 million to $35.1 million from $94.6 million at December 31, 2008.
     Net cash provided by operating activities for the six months ended June 30, 2009 was $28.7 million, a decrease of $16.1 million from the same period in 2008. Significant components of cash used in operating activities during the six months ended June 30, 2009 included cash paid for the make-whole premium related to the conversions of the 6.5% Debentures of ($6.9) million, non-cash items of $7.6 million and changes in working capital and other asset and liability balances resulting in cash provided by operations of $23.3 million. We expect to fund our future routine operating needs through operating cash flows and draws on our various credit facilities.
     Net cash used in investing activities was $18.6 million for the six months ended June 30, 2009, compared to $473.2 million for the same period in 2008. Our investing cash flow in 2009 primarily reflects $48.8 million of additions to property and equipment partially offset by $30.0 million of proceeds from asset sales of six vessels in 2009. We anticipate that during the remainder of 2009 we will spend approximately $37 million for additional capital expenditures, of which $24 million is committed. Our investing cash flow in 2008 primarily reflects our investment in the acquisition of substantially all of the outstanding shares of DeepOcean, net of cash acquired of $430.8 million and $62.2 million of additions to property and equipment. Our investing cash flows also include $7.0 million of proceeds from the asset sales, proceeds of $8.2 million associated with a settlement of a derivative contract held by DeepOcean prior to our acquisition of the Company and a $4.6 million decrease in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008.

     Net cash used in financing activities was $74.4 million for the six months ended June 30, 2009, compared to cash provided of $457.3 million for the same period in 2008. Our 2009 amount includes a dividend payment of $6.1 million to EMSL’s non-controlling partner, net repayments of debt of approximately $62.0 million, which includes $12.7 million related to the convertible debt exchange, and $6.2 million of refinancing costs related to the exchange. The 2008 amount includes $461.8 million in financing transactions primarily associated with the acquisition of DeepOcean, including the issuance of $300 million of 6.5% Debentures and $161.8 million of net borrowings under our existing credit facilities. Our financing activities during the first half of 2008 also included $11.6 million of net proceeds received from the exercise of warrants and options and debt issuance costs associated with the 6.5% Debentures and our bank credit facilities totaled $16.1 million in the first half of 2008.
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
Recent Accounting Standards
     See Note 18 to our consolidated financial statements for a listing of recent accounting standards.

Item 3.	Quantitative and Qualitative Market Risk Disclosures
     There have been no material changes in the Company’s exposure to market risk during the first six months of 2009. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk contained in the 2008 Form 10-K for further discussion.

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
     There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Please see Note 16 “Commitments and Contingencies” in our accompanying condensed consolidated financial statements for a description of our material legal proceedings.
     Kistefos Lawsuit — On April 8, 2009, Kistefos AS, a Norwegian investment company wholly owned by Christen Sveaas, filed a complaint in Delaware’s Court of Chancery against Trico and each of Trico’s directors seeking a declaratory judgment as to the legality of one of nine measures Kistefos proposed for stockholder action at Trico’s 2009 annual meeting. At the 2009 annual meeting, this proposal did not receive the requisite vote to amend the bylaw and, as a result, on June 29, 2009, Kistefos

AS voluntarily dismissed the complaint without prejudice.
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
     The following revised risk factors have been updated to reflect the terms of the new 8.125% Convertible Debentures and exchange of 6.5% Debentures on May 14, 2009:
     We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, to comply with debt covenants and to make payments on our indebtedness.
     We are highly leveraged. As of June 30, 2009, our total indebtedness was $704.8 million, which represents approximately 75.2% of our capitalization. Our interest expense for the first six months in 2009 was $22.6 million. Our substantial level of indebtedness may adversely affect our flexibility in responding to adverse changes in economic, business or market conditions, which could have a material adverse effect on our results of operations. For example, our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they become due over the next twelve months and we will not be able to remain in compliance with our debt covenants unless we are able to successfully refinance certain debt, extend existing amortization requirements, sell assets, access cash in certain of our subsidiaries, obtain waivers or amendments from our lenders, and effectively manage our working capital.
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
     In the past two years, we have amended several of our credit facilities and received waivers prior to the completion of some of the amendments in order to comply with the covenants contained in our credit facilities. Due to the goodwill and intangible impairment taken at December 31, 2008, we received waivers and amendments related to our minimum net worth requirement as of December 31, 2008 and amended certain credit facilities on a go forward basis to exclude the effect of this impairment. Please see Item 9B. “Other Information” in our 2008 Form 10-K. Continued compliance with our debt covenants is dependent upon us obtaining a minimum level of EBITDA and liquidity for the remainder of 2009. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants. If a violation were to occur, there are no assurances that we could obtain waivers or amendments to these covenants. Failure to obtain the necessary waivers or amendments would result in all or a portion of our debt becoming immediately due and payable.
     Holders of our 8.125% Debentures have the right to convert their debentures into our common stock. Additionally, if they convert after May 1, 2011, they have the right to receive a make-whole interest payment. As of the date hereof, there are approximately $202.8 million principal amount of the 8.125% Debentures outstanding. Should the remaining holders of such debentures convert after May 1, 2011, we would be required to pay approximately $23.3 million in cash related to the interest make-whole provision and issue approximately 11.6 million shares of our common stock based on the initial conversion rate of 71.43 shares of common stock per $1,000 principal amount of debentures. At that time, such conversions could significantly impact our liquidity and we may not have sufficient funds to make the required cash payments.
     We have entered into an amendment with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010, eliminate the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, waive a financial covenant for the period ended March 31, 2009 and increase certain fees and margins. The maturities of these debt agreements have been amended and all amounts outstanding under the agreements will become due on January 1, 2010. The total amount outstanding under these facilities as of June 30, 2009 was $101.7 million. Under certain of our debt agreements, an event of default will be deemed to have occurred if there is a change of control of us or certain of our subsidiaries or if a material adverse change occurs to the financial position of the applicable borrowing entity within us. Also, certain of our debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders, which is outside our control. Additionally, certain of our debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under other of our debt agreements.
     Our failure to convert or pay the make-whole interest payment under the terms of the debentures or to pay amounts outstanding under our debt agreements when due would constitute events of default under the terms of the debt, which in turn, could constitute an event of default under all of our outstanding debt agreements.
     If we are unable to successfully refinance certain debt, extend existing amortization requirements, or take other actions referenced above to be able to repay our current debt obligations, we will be in default under our credit agreements, which in turn would constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt would become callable by our creditors and would be reclassified as a current liability on our balance sheet. Our inability to repay our outstanding debt would have a material adverse effect on us.
     For a complete description of our indebtedness, please read Note 6 to our Condensed Consolidated Financial Statements.
Provisions of our debentures could discourage an acquisition of us by a third party.
     Certain provisions of our 8.125% Debentures and 3.0% Debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our debentures will have the right, at their option, to require us to repurchase all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required either to pay an interest make-whole payment or to issue additional shares upon conversion, or to provide for conversion into the acquirer’s capital stock in the event that a holder converts his debentures prior to and in connection with certain fundamental changes, which may have the effect of making an acquisition of us less attractive.
     A substantial number of shares of our common stock will be eligible for future sale upon conversion of the 8.125% Debentures and exercise of the exchanged warrants and the phantom stock units, and the sale of those shares could adversely affect our stock price.
     Pursuant to the terms of the agreement entered into in connection with the issuance of the 8.125% Debentures, we listed 360,696 shares of common stock. Also in connection with such agreement, we issued warrants exercisable for 2,681,484 shares of common stock and the 8.125% Debentures which are convertible into 14,486,572 shares of common stock. In addition, pursuant to the terms of the registration rights agreement that we entered into with West Supply IV, we registered 1,352,558 shares of our common stock issuable, in certain circumstances, to West Supply IV upon the exercise of the phantom stock units for resale on certain registration statements that we may file (including the registration statement to register the shares underlying the debentures). A substantial number of shares of our common stock are now eligible for public sale upon conversion of the debentures and exercise of the warrants and the phantom stock units. If a significant portion of these shares were to be offered for sale at any given time, the public market for our common stock and the value of our common stock owned by our stockholders could be adversely affected.
     Our stockholders will experience substantial dilution if the 8.125% Debentures are converted and the warrants and the phantom stock units are exercised for shares of our common stock.
     The 8.125% Debentures are convertible into shares of our common stock at an initial conversion rate of 71.43 shares per $1,000 principal amount of debentures, subject to adjustment and we have issued 360,696 shares of common stock and warrants exercisable for 2,681,484 shares of common stock. In addition, the phantom stock units issued to West Supply IV and certain members of DeepOcean management represent the right to receive an aggregate of up to 1,581,902 shares of our common stock. If shares of our common stock are issued upon conversion of the debentures and holders exercise the warrants and the phantom stock units, the result would be a substantial dilution to our existing stockholders of both their ownership percentages and voting power.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On May 11, 2009, the Company entered into Exchange Agreements with the Investors. In accordance with the Exchange Agreements, the Company exchanged $253.5 million in aggregate principal amount of its 6.5% Debentures for the 8.125% Debentures. The initial conversion price for the 8.125% Debentures represents a 159% premium over the closing price of the Company’s common stock on May 8, 2009. The 6.5% Debenture holders also received 3,042,180 shares of the Company’s common stock (or warrants exercisable for $0.01 per share in lieu thereof) in the exchange. The exchange of the 6.5% Debentures for the 8.125% Debentures and the shares and warrants given to the holders of the 6.5% Debentures in the exchange were not registered in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as such transaction did not involve a public offering of securities.
     The maximum number of shares of Common Stock that may be issued through the conversion of the $202.8 million aggregate principal amount of the 8.125% Debentures is 14,486,572 shares, subject to anti-dilution adjustments.
     Terms of the 8.125% Debentures, the warrants, and additional information has been previously provided in the Current Reports on Form 8-K that we have filed with the SEC.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on June 10, 2009.
(a)	At the Annual Meeting, Joseph S. Compofelice and Ben A. Guill were re-elected to serve until the annual meeting of stockholders for the year 2012. In addition to the directors elected at the Annual Meeting, the terms of Edward C. Hutcheson, Jr., Myles W. Scoggins, Per Staehr, Richard A. Bachmann and Kenneth M. Burke continued after the Annual Meeting.
(b)	At the Annual Meeting, holders of shares of the Company’s common stock re-elected Messrs. Compofelice and Guill with the number of votes cast for and withheld for such nominees as set forth below (1):

Name	For	Against	Abstain
Joseph S. Compofelice	7,375,231	302,295	5,205,884
Ben A. Guill	12,299,529	530,461	53,420

(c)	At the Annual Meeting, holders of shares of the Company’s common stock also ratified the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ending December 31, 2009, with the number of votes cast as set forth below (1):

For	Against	Abstain
12,377,682	28,454	477,273

(d)	At the Annual Meeting, the holders of shares of the Company’s common stock failed to approve a proposal to increase the number of directors to nine, with the number of votes cast as set forth below (2):

For	Against	Abstain
10,124,405	2,754,099	4,906

(e)	At the Annual Meeting, the holders of shares of the Company’s common stock failed to approve a proposal to reduce the threshold to request a special meeting of stockholders, with the number of votes cast as set forth below (2):

For	Against	Abstain
6,741,857	6,116,111	25,442

(f)	At the Annual Meeting, the holders of shares of the Company’s common stock failed to approve a proposal to repeal all board approved bylaw amendments adopted after December 15, 2008, with the number of votes cast as set forth below (2):

For	Against	Abstain
9,782,023	3,065,270	36,117

(g)	At the Annual Meeting, the holders of shares of the Company’s common stock voted in favor of a proposal to recommend declassifying the Board of Directors, with the number of votes cast as set forth below (1):

For	Against	Abstain
10,440,898	699,376	1,743,135

(h)	At the Annual Meeting, holders of shares of the Company’s common stock failed to approve a stockholder proposal to amend the bylaws to make ineligible for service as a director any person who fails to receive the number of votes required to elect directors at any meeting of stockholders at which such person is to be elected, and to create a vacancy with respect to the directorship held by any existing director of the Company who fails to receive the number of votes required to re-elect such existing director at any meeting of stockholders at which such director is nominated to be re-elected, and deem vacant such director’s seat on the board, with the number of votes cast as set forth below (2):

For	Against	Abstain
8,344,805	4,481,279	57,326
On June 29, 2009, Kistefos AS voluntarily dismissed the complaint relating to this proposal, which failed to receive the requisite number of votes to pass in any event.

(1)	The vote required to approve this proposal under the Company’s governing instruments was a majority of the common shares present and voting at the meeting.

(2)	The vote required to approve this proposal under the Company’s governing instruments was two-thirds of the outstanding common shares.
     In addition to the proposals described above that were officially voted upon by holders of shares at the Annual Meeting, five proposals were withdrawn from consideration at the Annual Meeting. As a result, no votes were officially cast for the withdrawn proposals. The Kistefos proposal to remove Per Staehr from the Board was withdrawn by Kistefos. A Company proposal to nominate Douglas Swanson to fill the vacancy that would exist if the proposal to remove Per Staehr from the Board was adopted was withdrawn by the Company when Kistefos withdrew the proposal to remove Per Staehr. The Kistefos proposals to elect Age Korsvold and Christen Sveaas to the Board and to amend the Company’s bylaws to increase the quorum requirement for action by the Board if the proposal described in (d) above was adopted were withdrawn by Kistefos when the proposal described in (d) above was rejected by holders of shares.

Item 5.	Other Information
     None.

Item 6.	EXHIBITS
(a) Exhibits:

Exhibit
Number
2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 15, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008).

3.5	Eighth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 9, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among Trico Marine Services, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

4.7	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.9	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 16, 2008).

4.10	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management

Exhibit
Number
of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

4.11	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.12	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

4.13	Stock Appreciation Rights Agreement by and between Trico Marine Services, Inc. and the Participants, dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 17, 2009).

4.14	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009).

4.15	Indenture, dated as of May 14, 2009, between Trico Marine Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009).

10.1	Credit Agreement dated April 24, 2008, by and among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Nordea Bank Finland PLC, New York Branch, as Administrative Agent, Book Runner and Joint Lead Arranger, Nordea Bank Norge ASA, Grand Cayman Branch and various lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2008).

10.2	First Amendment to Credit Agreement, dated as of June 24, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.3	Second Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of April 24, 2008 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.4	Third Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement, dated as of April 24, 2008 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008).

10.5	Fourth Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of April 24, 2008 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K dated March 12, 2009).

10.6	Credit Agreement, dated as of May 14, 2008, among Trico Supply AS, Trico Subsea Holding AS, Trico Subsea AS, Trico Shipping AS, the lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 14, 2008).

10.7	First Amendment to Credit Agreement, dated November 3, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.8	Second Amendment to Credit Agreement, dated as of December 12, 2008, to the Credit Agreement dated as of May 14, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008).

10.9	Third Amendment to Credit Agreement, dated as of March 10, 2009, to the Credit Agreement, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K dated March 12, 2009).

10.10	Amended and Restated Credit Agreement, dated as of August 29, 2008, among Trico Marine Services Inc., Trico Marine Assets Inc., and Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Lead Arranger for the Lenders (incorporated by

Exhibit
Number
reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated November 7, 2008).

10.11	First Amendment to Credit Agreement, dated as of March 10, 2009, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K dated March 12, 2009).

10.12	NOK 1,005,000 Facility Agreement, dated June 5, 2007, by and between DeepOcean ASA, as borrower and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.13	NOK 350,000,000 Loan Agreement, dated December 21, 2007, by and between DeepOcean Shipping AS and Sparebank 1 SR Bank, as Lender and Agent (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q dated August 8, 2008).

10.14	Credit Facility Agreement, dated November 19, 2007, by and among DeepOcean Shipping AS, Deep Ocean ASA, Nordea Bank Norge ASA as Agent and Arranger, and the Financial Institutions listed therein as Banks (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K dated March 12, 2009).

10.15	First Amendment to Credit Facility Agreement, dated December 30, 2008, to the Credit Facility Agreement, dated November 19, 2007 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K dated March 12, 2009).

10.16	Second Amendment to Credit Facility Agreement, dated March 6, 2009, to the Credit Facility Agreement, dated November 19, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K dated March 12, 2009).

10.17	Form of Exchange Agreements, dated May 11, 2009, by and among Trico Marine Services, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed May 19, 2009).

10.18	Pledge Agreement, dated as of May 14, 2009, by Trico Marine Operators, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 19, 2009).

10.19	Guaranty, dated as of May 14, 2009, by Trico Marine Assets, Inc., Trico Marine Operators, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 19, 2009).

10.20	Intercreditor Agreement, dated as of May 14, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., Nordea Bank Finland plc, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 19, 2009).

10.21	Second Amendment to Credit Agreement, dated as of May 8, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 12, 2009).

10.22	Third Amendment to Credit Agreement, dated as of May 14, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 19, 2009).

10.23*	Trico 2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 5, 2009).

10.24	Addendum No. 1 to Loan Agreement, dated June 23, 2009, by and between Deep Ocean Shipping II AS and The Banks and Financial Institutions Participating as Lenders in the Loan Agreement, as Lenders, and Sparebank 1 SR-Bank as Agent. (1)

10.25	Addendum No. 2 to Facility Agreement, dated June 23, 2009, by and between Deep Ocean AS and The Banks and Financial Institutions Participating as Lenders in the Facility Agreement, as Lenders, and Sparebank 1 SR-Bank, as Agent. (1)

10.26	Fifth Amendment to Credit Agreement, dated as of August 4, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., and Nordea Bank Finland plc, New York Branch. (1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit
Number
31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Agreement

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC.
(Registrant)

By: /s/ Geoff Jones Geoff Jones
Chief Financial Officer
(Authorized Signatory and
Principal Financial Officer)
Date: August 7, 2009