Form 10-Q
period 2009-09-30
TRICO MARINE SERVICES INC
filed 2009-11-09
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at November 6, 2009 was 19,446,737.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,733	$94,613
Restricted cash	2,741	3,566
Accounts receivable, net	159,726	165,152
Prepaid expenses and other current assets	19,445	3,375
Assets held for sale	31,998	—

Total current assets	255,643	266,706

Property and equipment:
Marine vessels	498,091	502,417
Subsea equipment	178,261	153,003
Construction-in-progress	278,777	260,069
Transportation and other	5,821	4,902

	960,950	920,391
Less accumulated depreciation and amortization	(123,088)	(115,981)

Net property and equipment, net	837,862	804,410

Intangible assets	118,094	106,983
Other assets	24,619	24,637

Total assets	$1,236,218	$1,202,736

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$22,296	$82,982
Accounts payable	60,277	53,872
Accrued expenses	107,539	85,656
Accrued interest	9,026	10,383
Foreign taxes payable	4,647	4,000
Income taxes payable	9,957	18,133
Other current liabilities	921	—

Total current liabilities	214,663	255,026

Long-term debt	691,759	687,098
Long-term derivative	24,772	1,119
Foreign taxes payable	31,642	47,508
Deferred income taxes	5,807	5,104
Other liabilities	8,117	6,001

Total liabilities	976,760	1,001,856

Commitments and contingencies (See Note 16)	—	—

Total equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 20,016,944 and 16,199,980 shares issued at September 30, 2009 and December 31, 2008, respectively	198	160
Warrants	1,640	1,640
Additional paid-in capital	338,119	316,694
Retained earnings	37,971	25,197
Accumulated other comprehensive loss, net of tax	(161,422)	(202,681)
Phantom stock	47,643	55,588
Treasury stock, at cost, 570,207 shares	(17,604)	(17,604)

Total Trico Marine Services, Inc. equity	246,545	178,994

Noncontrolling interest	12,913	21,886

Total equity	259,458	200,880

Total liabilities and equity	$1,236,218	$1,202,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As adjusted, see		As adjusted, see
		Notes 7 and 15		Notes 7 and 15

Revenues	$189,855	$214,793	$491,405	$378,260

Operating expenses:
Direct operating expenses	143,456	155,113	372,165	258,952
General and administrative	19,594	18,804	60,423	44,511
Depreciation and amortization	19,324	21,673	55,943	41,315
Impairment	1,184	—	15,207	—
(Gain) loss on sales of assets	768	10	(16,925)	(2,736)

Total operating expenses	184,326	195,600	486,813	342,042

Operating income	5,529	19,193	4,592	36,218
Interest expense, net of amounts capitalized	(8,587)	(12,682)	(31,165)	(20,968)
Interest income	181	2,529	2,043	7,378
Unrealized gain (loss) on mark-to-market of embedded derivative	(21,026)	31,515	(19,611)	29,205
Gain on conversions of debt	—	—	11,330	—
Refinancing costs	—	—	(6,224)	—
Foreign exchange gain (loss)	30,543	(25)	33,106	1,548
Other expense, net	(17)	(25)	(1,452)	(3,063)

Income (loss) before income taxes	6,623	40,505	(7,381)	50,318

Income tax (benefit) expense	(1,891)	7,315	(20,560)	8,061

Net income	8,514	33,190	13,179	42,257

Less: Net (income) loss attributable to the noncontrolling interest	859	(2,853)	(405)	(5,235)

Net income attributable to Trico Marine Services, Inc.	$9,373	$30,337	$12,774	$37,022

Earnings per common share:
Basic	$0.46	$2.05	$0.69	$2.52

Diluted	$0.36	$1.82	$0.68	$2.33

Weighted average shares outstanding:
Basic	20,502	14,827	18,605	14,684
Diluted	35,179	16,680	26,279	15,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
		As adjusted, see
		Notes 7 and 15
Cash flows from operating activities:
Net income	$13,179	$42,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,943	41,315
Amortization of non-cash deferred revenues	(365)	(277)
Amortization of deferred financing costs	2,280	2,773
Noncash benefit related to change in Norwegian tax law	(18,568)	—
Accretion of debt discount	8,962	7,068
Deferred income taxes	(840)	(1,361)
Impairment	15,207	—
Change in fair value of derivatives	20,027	(29,205)
Gain on conversions of 6.5% Debentures	(11,330)	—
Cash paid for make-whole premium related to conversions of 6.5% Debentures	(6,915)	—
Foreign currency (gains)/losses, net	(16,578)	—
Gain on sales of assets	(16,925)	(2,736)
Provision on doubtful accounts	(27)	566
Stock based compensation	2,582	3,120
Change in operating assets and liabilities	19,549	8,165

Net cash provided by operating activities	66,181	71,685

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	—	(506,951)
Purchases of property and equipment	(66,800)	(78,404)
Proceeds from sales of assets	30,024	7,023
Sale of hedge instrument	—	8,151
Decrease in restricted cash	1,383	2,575

Net cash used in investing activities	(35,393)	(567,606)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	—	11,615
Proceeds from issuance of debt	—	300,000
Payment for exchange of convertible debentures	(12,676)	—
Proceeds and (repayments) of revolving credit facilities, net	(67,465)	174,106
Dividend to noncontrolling partner	(6,120)	—
Debt issuance costs	(430)	(16,502)
Refinancing costs	(6,224)	—

Net cash provided by (used in) financing activities	(92,915)	469,219

Effect of exchange rate changes on cash and cash equivalents	9,247	(9,293)

Net increase (decrease) in cash and cash equivalents	(52,880)	(35,995)

Cash and cash equivalents at beginning of period	94,613	131,463

Cash and cash equivalents at end of period	$41,733	$95,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the “Company”). The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. The Company also consolidates the accounts of its noncontrolling owned variable interest subsidiaries for which the Company has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2008 have been adjusted to conform to the current period’s presentation. The Company adopted the following new accounting standards in 2009: noncontrolling interests (which had no effect on net income or operating cash flows as discussed in Note 15); and changes in accounting for convertible debt instruments that permit cash settlement upon conversion which did have an effect on the financial statements as discussed in Note 7.
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
     The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the consolidated financial statements contained in the Company’s Current Report on Form 8-K filed October 9, 2009.
2. Risks and Uncertainties
     During the first half of 2009, the Company experienced lower utilization due to planned vessel mobilizations for longer term projects commencing mid-year in the Company’s subsea services segments and lower than expected operating results due to (i) seasonality early in 2009, (ii) deteriorating rates and utilization in the Company’s towing and supply segment and (iii) the further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter of 2009 (which resulted in additional cash payments required to bring the Company’s $200 million revolving credit facility within its contractual credit limit). As a result, the Company’s liquidity outlook changed during 2009. Although increased activity in its subsea services segments and operating results in such segments improved during the third quarter, the Company has revised its projected future operating results for the remainder of 2009 to reflect the lower outlook for its towing and supply business.
     Due to these events, as of September 30, 2009, the Company’s forecasted cash and available credit capacity were not sufficient to meet its commitments over the next twelve months and resulted in the possibility that it would not be able to remain in compliance with its debt covenants unless it was able to successfully refinance certain debt. On October 30, 2009, the Company completed a refinancing of its debt and issued $400.0 million Senior Secured Notes due 2014 (the “Senior Secured Notes”). The Company used the net proceeds to repay approximately $368 million of debt, including debt that was due in the next twelve months. In conjunction with this refinancing, the Company also entered into a new $33 million Working

Capital Facility for Trico Shipping and amended the terms of its $50 million U.S. Credit Facility.
     At September 30, 2009, the Company had available cash of $41.7 million. This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2009. As of September 30, 2009, after giving effect to the refinancing, payments due on the Company’s contractual obligations during the next twelve months were approximately $298 million. This includes $22 million of principal payments of debt, some of which can be paid in cash or stock at the Company’s option, $141 million of time charter obligations, $56 million of vessel construction obligations (including approximately $17 million associated with the remaining four MPSVs which it has the option to cancel after July 15, 2010), $70 million of estimated interest expense, and approximately $9 million of other operating expenses such as taxes, operating leases, and pension obligations. The Company now expects to have sufficient liquidity to satisfy these obligations. To improve liquidity, it canceled delivery in the second quarter of 2009 of the Deep Cygnus, a large newbuild vessel, thereby terminating its obligation to fund $41.6 million in capital expenditures and completed negotiations with Tebma to suspend construction of the remaining four newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). The Company holds the option to cancel construction by Tebma of the four newbuild MPSVs after July 15, 2010, which would reduce its committed future capital expenditures to approximately $40 million on the three remaining MPSVs, of which it expects to take delivery of by the third quarter of 2010. If the Company was to exercise its refund option, it would be subject to a non-cash impairment charge to the extent its expected refund guarantees of approximately $21 million plus any proceeds from the sale of vessel equipment are not sufficient to recover the carrying value of its construction in progress on these four vessels, which totaled approximately $127 million at September 30, 2009.
     Despite the recent refinancing, the Company remains highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions. While the Company’s current maturities of debt have been reduced significantly to approximately $22 million and certain restrictive covenants under its $50 million U.S. Credit Facility have been modified, the Company’s annual interest expense will increase significantly and the Senior Secured Notes impose new restrictions on the Company. Under the terms of the Notes, the Company’s business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of its non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% and 3.0% Convertible Debentures and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes. Under the terms of these Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and interest on intercompany debt unless certain financial measures are met.
     The ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions by either Trico Supply or Trico Other could result in a violation of one or more of the Company’s contractual covenants which could result in all or a portion of its outstanding debt becoming immediately due and payable. Within certain constraints, the Company can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures including stacking certain vessels. While postponing or eliminating capital projects would delay or reduce future cash flows, the Company believes this control will provide it the flexibility to match its capital commitments to its available capital resources.
     The Company’s inability to satisfy any of the obligations under its debt agreements would constitute an event of default. Under cross default provisions in several agreements governing its indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of its other debt agreements and under its Master Charter lease agreement. A default, whether by the Company or any of its subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, the Company might not be able to obtain waivers or secure alternative financing to satisfy all of its obligations simultaneously. Given current market conditions and limitations on incurring additional indebtedness imposed by certain of its debt agreements, the Company’s ability to access the capital markets or to raise liquidity through asset sales may be restricted at a time when it may need to raise additional capital. In addition, the current economic conditions could also impact its lenders, customers and vendors and may cause them to fail to meet their obligations to it with little or no warning. These events could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and ability to satisfy obligations under its debt agreements (Also see Note 6 “Debt”).
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, China, West Africa, Brazil, the Mexican Gulf of Mexico (“Mexico”), the U.S. Gulf of Mexico (“Gulf of Mexico”) and the rest of Southeast Asia. The Company’s international operations for the quarter ended September 30, 2009 account currently for 99% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s corporate structure, it may not be able to repatriate funds from its Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.
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
     The Company’s certificate of incorporation effectively requires that it remain eligible under the Merchant Marine Act of 1920, as amended, or the Jones Act, and together with the Shipping Act, 1916, the Shipping Acts. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. The Company expects decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of its subsea strategy, which may require continued compliance with the Jones Act. Any action that risks its status under the Jones Act could have a material adverse effect on its business, financial position, results of operations and cash flows.
     The holders of the Company’s 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”) have the right to require the Company to repurchase the 8.125% Debentures upon the occurrence of a “Fundamental Change” in its business. The holders of the Senior Secured Notes have the ability to require the Company to repurchase the Notes at 101% of par value in the event of a Change of Control. See Note 6 for more information.
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
     The Company accounted for the acquired business using the purchase method of accounting. To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities, the proceeds from the issuance of $300 million of the 6.5% Debentures and the issuance of the Company’s equity instruments in the form of phantom stock units. See Note 6 for further discussion on the debt associated with the acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Historical	Pro Forma	Historical	Pro Forma
	As adjusted, see		As adjusted, see
	Notes 7 and 15		Notes 7 and 15
Revenues	$214,793	$276,665	$378,260	$525,690
Operating income (1)	19,193	126	36,218	13,097
Income before income taxes (2)	40,505	15,255	50,318	4,356
Net income attributable to Trico Marine Services, Inc.	$30,337	$8,323	$37,022	$95

Diluted net income per share of common stock	$1.82	$0.50	$2.33	$0.01
Diluted weighted average shares outstanding	16,680	16,680	15,865	15,865

(1)	Pro forma amounts for the three and nine months ended September 30, 2008 include the effect of non-recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $16.5 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work, a $2.6 million disputed loss with a partner for a project in India and $4.3 million of acquisition-related costs.

(2)	Pro forma amounts include acquisition-related debt costs ($5.2 million and $18.0 million for the three and nine months ended September 30, 2008, respectively), including the amortization of debt discount on the 6.5% Debentures (see Note 6). The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.
4. Asset Sales
     Asset Sales
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
     Assets Held for Sale
     Marine vessels held for sale at September 30, 2009 included two anchor handling, towing and supply vessels and one platform supply vessel. The vessels are included in the Company’s Towing and Supply segment. Two of the vessels were sold in October 2009. See Note 19 for further discussion.
5. Intangible Assets
     Intangible assets consist of trade names and customer relationships. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending September 30, 2009. The Company classified trade names as indefinite lived assets. Under authoritative guidance for goodwill and other intangibles, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2008, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. As a result of this assessment, the Company recognized an impairment during 2008 of $3.1 million on trade name assets.
     The following table provides information relating to the Company’s intangible assets as of September 30, 2009 and December 31, 2008 (in thousands):

		As of September 30, 2009				As of December 31, 2008
			Foreign				Foreign
			Currency				Currency
	Gross Carrying	Accumulated	Translation		Gross Carrying	Accumulated	Translation
	Amount	Amortization	Adjustment	Total	Amount	Amortization	Adjustment	Total
Amortized intangible assets:
Customer relationships	$118,057	$(10,420)	$(20,657)	$86,980	$118,057	$(5,040)	$(32,459)	$80,558

Total	$118,057	$(10,420)	$(20,657)	$86,980	$118,057	$(5,040)	$(32,459)	$80,558

			Foreign				Foreign
			Currency				Currency
	Gross Carrying		Translation		Gross Carrying		Translation
	Amount	Impairment	Adjustment	Total	Amount	Impairment	Adjustment	Total
Unamortized intangible assets:
Trade name	$40,881	$(3,114)	$(6,653)	$31,114	$40,881	$(3,114)	$(11,342)	$26,425

Total	$40,881	$(3,114)	$(6,653)	$31,114	$40,881	$(3,114)	$(11,342)	$26,425

     Amortization expense was $1.9 million and $5.4 million for the three and nine months ended September 30, 2009, respectively, and $3.4 million and $5.5 million for the three and nine months ended September 30, 2008, respectively. The estimated amortization expense for the remainder of 2009 is estimated to be $2.6 million and $8.0 million per year for 2010, 2011, 2012 and 2013.
6. Debt
     In October 2009, the Company, through its wholly-owned subsidiary Trico Shipping AS (“Trico Shipping”), successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 (“Senior Secured Notes”). The Company used the net proceeds from the sale of the Senior Secured Notes to repay approximately $368 million of debt at Trico Supply and its subsidiaries. (See Note 19 for further discussions.) Authoritative guidance on balance sheet classification of short-term debt refinanced on a long-term basis provides that short-term obligations may be reclassified as non-current at the balance sheet date if the company has the intent to refinance the short-term obligation on a long-term basis and its intent is supported by an ability to consummate the refinancing. As the Company completed the refinancing prior to the issuance of the balance sheet, all short-term debt that was repaid by the Senior Secured Notes is reflected as long-term.
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2009. The Company’s debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009				December 31, 2008
	Current	Long-Term	Total		Current	Long-Term	Total
Remaining debt:
$50 million U.S. Revolving Credit Facility Agreement (1) , maturing in December 2011	$10,500	$21,009	$31,509	(2), (3)	$10,000	$36,460	$46,460	(2), (3)
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $13.5 million as of September 30, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	10,141	179,176	189,317		—	—	—
$150.0 million face amount, 3.0% Senior Convertible Debentures(7) , net of unamortized discount of $31.5 million and $35.9 million as of September 30, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	118,483	118,483	(7)	—	114,150	114,150	(7)
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	5,028	6,286		1,258	5,657	6,915
Insurance note	297	—	297		—	—	—
Motor vehicle leases	100	62	162		243	—	243
Fresh-start debt premium	—	267	267		—	312	312

Total remaining debt	22,296	324,025	346,321		11,501	156,579	168,080

Debt paid and refinanced:
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	—	—		—	232,998	232,998
NOK 350 million Revolving Credit Facility(1) , maturing January 1, 2010	—	59,803	59,803	(4), (5)	3,600	57,931	61,531	(4), (5)
NOK 230 million Revolving Credit Facility(1) , maturing January 1, 2010	—	19,822	19,822	(4), (5)	2,294	18,939	21,233	(4), (5)
NOK 150 million Additional Term Loan(1) , maturing January 1, 2010	—	9,097	9,097	(4), (5)	3,644	6,754	10,398	(4), (5)
NOK 200 million Overdraft Facility(1) , maturing January 1, 2010	—	16,028	16,028	(4), (5)	—	3,207	3,207	(4), (5)
23.3 million Euro Revolving Credit Facility(1) , maturing March 31, 2010	—	20,671	20,671	(2), (4)	—	19,717	19,717	(2), (4)
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	—	—		11,631	—	11,631
$200 million Revolving Credit Facility(1) , maturing in May 2013	—	—	—	(6)	30,563	130,000	160,563	(2)
$100 million Revolving Credit Facility(1) , maturing no later than December 2017	—	—	—	(6)	—	15,000	15,000	(2)
$100 and $200 million Revolving Credit Facility(1) , maturing in May 2013	—	172,759	172,759	(6)	—	—	—
$18 million Revolving Credit Facility(1) , maturing December 5, 2011	—	14,500	14,500	(2), (4)	2,000	14,000	16,000	(2), (4)
8 million Sterling Overdraft Facility, due on demand	—	17,173	17,173		9,812	—	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility(1) , maturing no later than December 13, 2014	—	16,762	16,762		3,238	14,048	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	—	14,873	14,873		2,225	11,947	14,172
Other debt assumed in the acquisition of DeepOcean	—	6,246	6,246		2,474	5,978	8,452

Total debt paid and refinanced	—	367,734	367,734		71,481	530,519	602,000

Total debt	$22,296	$691,759	$714,055		$82,982	$687,098	$770,080

(1)	Interest on such credit facilities is at the London inter-bank offered rate (LIBOR) or the Norwegian inter-bank offered rate (NIBOR) plus an applicable margin ranging from 1.65% to 3.25%. The three month LIBOR rate was 0.3% and 1.8% and the three month NIBOR rate was 1.94% and 3.97% for the periods ending September 30, 2009 and December 31, 2008, respectively.

(2)	The Company was not in compliance with its net worth ratio as of December 31, 2008 and received an amendment retroactive to December 31, 2008. The amendment changed the calculation of net worth ratio both retroactively and prospectively to permanently exclude impairment of goodwill and non-amortizing intangible assets from the net worth ratio.

(3)	The Company was in compliance with its maximum consolidated leverage ratio as of December 31, 2008, March 31, 2009 and June 30, 2009. In August 2009, the Company entered into an amendment whereby the maximum consolidated leverage was increased from 4.5:1 to 5.0:1 for the fiscal quarter ended September 30, 2009. The Company was not in compliance with this consolidated leverage ratio covenant at September 30, 2009 due to the negative impact on calculated EBITDA of the increase in value of the embedded derivative associated with the 8.125% Senior Convertible Debentures which was primarily the result of an increase in the Company’s stock price. The Company has received an amendment retroactive to September 30, 2009 that amends the calculation retroactively and prospectively to exclude the effects of the change in the value of this embedded derivative. With this amendment, the Company was in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

(4)	These debt agreements contain material adverse change provisions which permit the lenders to declare an event of default if in their reasonable opinion, a deterioration in the financial condition of the borrower will have a negative effect on its ability to meet its obligation or, a material adverse change occurs with respect to the financial condition of the borrower and/or its material subsidiaries.

(5)	The Company was in violation of its leverage ratio covenant as of March 31, 2009. The Company received a waiver for the violation. The Company was in compliance with the covenant as of September 30, 2009.

(6)	The Company entered into an amendment with various lenders on September 30, 2009 to combine the $200 million Revolving Credit Facility and the $100 million Revolving Credit Facility. These facilities are now presented as one beginning September 30, 2009.

(7)	Holders of the Company’s 3% Debentures have the right to require the Company to repurchase the debentures at par on each of January 15, 2014, January 15, 2017 and January 15, 2022.
     Maturities of debt during the next five years and thereafter, which reflects the debt repaid in October 2009 discussed above at the maturity date of the Senior Secured Notes, are as follows (in thousands):

	Amount
Due in one year	$22,296
Due in two years	51,046
Due in three years	70,386
Due in four years	96,085
Due in five years	1,254
Due in over five years	517,733	(1)

	758,800
Fresh-start debt premium	267
Unamortized discounts on 8.125% and 3.0% Debentures	(45,012)

Total debt	$714,055

(1)	Includes the $150.0 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.
Debt Paid and Refinanced:
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
     NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into a Norwegian Kroner (NOK) 350 million credit facility (approximately $60.0 million at September 30, 2009). This multi-currency facility allows for borrowings to be made in either U.S. Dollars or NOK. The facility is drawn in U.S. Dollars and at the option of the lenders, they may require a partial repayment if the portion of the loan denominated in U.S. Dollars reaches 105% of the available NOK amount. Based on the exchange rate at September 30, 2009, the amount of this repayment would have been $5.0 million.The loan is guaranteed by DeepOcean and is secured with a mortgage on the Deep Endeavour, a portion of DeepOcean’s inventory and other security documents. The commitment under the facility decreases semi-annually by NOK 10 million (approximately $1.7 million at September 30, 2009) with a balloon payment at its maturity. Interest accrues on the facility at the 3-month NIBOR rate plus 2.75% for NOK borrowings and the LIBOR rate plus 2.75% for U.S. Dollar borrowings and is payable quarterly. The facility is subject to certain customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 230 million Revolving Credit Facility. In July 2007, DeepOcean entered into a NOK 230 million ($39.4 million) revolving credit facility. This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($171.3 million) but has subsequently been reduced to NOK 585 million ($100.2 million). This NOK 230 million credit facility is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment is subject to semi-annual reductions of NOK 8 million (approximately $1.4 million at September 30, 2009) with a final NOK 150.7 million ($25.8 million) balloon payment due at the maturity date. Interest on this facility is at the 3-month NIBOR rate plus 2.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 150 million Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million ($39.4 million) facility discussed above, this NOK 150 million ($25.7 million) term loan is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($171.3 million) but has subsequently been reduced to NOK 585 million ($100.2 million). The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan is secured with inventory up to NOK 1.0 billion ($171.3 million) and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. This facility allows for multi-currency borrowing including NOK, U.S. Dollar, Sterling and Euro. The term loan is subject to mandatory NOK 15 million ($2.6 million) semi-annual payments due in June and December every year until the debt matures. Interest on the debt accrues at LIBOR plus 2.75% and is payable quarterly. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     NOK 200 million Overdraft Facility. DeepOcean entered into a multi-currency cash pool system agreement in July 2007. In conjunction with the cash pool system, DeepOcean has a multi-currency cash pool credit of up to NOK 200 million ($34.3 million). This facility is part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion ($171.3 million) but has subsequently been reduced to NOK 585 million ($100.2 million). This NOK 200 million cash pool credit is secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. Interest on this facility is at the 3-month NIBOR rate plus 2.75% and is payable quarterly in arrears. The facility is subject to customary financial covenants with respect to leverage ratio, working capital ratio and book equity ratio.
     Regarding the NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility, the Company and the principal lender have entered into an amendment to these facilities, to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, waive a financial covenant for the period ended March 31, 2009 and increase certain fees and margins. In conjunction with this amendment, the Company made a prepayment of NOK 50 million ($7.2 million) on November 1, 2008, an additional prepayment of NOK 25 million ($3.9 million) on June 30, 2009 and agreed to a retroactive increase in fees and margins to November 1, 2008. The total amount outstanding under these facilities as of September 30, 2009 was $104.8 million which was repaid in connection with the refinancing in October 2009.
     DeepOcean has $14.9 million of finance leases to finance certain of its equipment including ROVs. These leases have terms of up to seven years. A default under these leases would cause a cross-default on the NOK 350 million revolving credit facility, NOK 230 revolving credit facility, NOK 150 million additional term loan and the NOK 200 million overdraft facility.
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
     Regarding the $200 Million Credit Agreement and the $100 Million Credit Agreement, the Company and the various lenders entered into an amendment to these facilities on September 30, 2009. The amended Credit Agreement, among other things provided for the following: (i) reduced the total commitments under the Credit Agreements to an aggregate of $172.6 million, subject to certain adjustments, (ii) required loans to be made in U.S. Dollars, (iii) deferred a principal payment for the third quarter of 2009, (iv) restructured the amortization such that scheduled principal payments are reduced, resulting in a larger bullet payment at maturity, (v) changed the maturity date of the amounts due under the $100 million Credit Agreement to May 13, 2013 from December 31, 2017 such that the amounts due under the Credit Agreements will mature on the same date, (vi) added Trico Marine Services, Inc. as a guarantor of the obligations of the Trico Parties under the Credit Agreements, (vii) secured the amounts owed under each of the Credit Agreements with the collateral securing the other Credit Agreement (viii) effectively expanded the collateral package and (ix) updated the collateral package.
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

     8 million Sterling Overdraft Facilities. CTC Marine uses these short term overdraft facilities in its normal business operations. The total facilities have a gross capacity of 12 million Sterling ($19.1 million) and a net capacity, after taking into account CTC Marine’s cash accounts, of 8 million Sterling ($12.7 million). The availability under the facilities may be further limited by the requirement that the total amount drawn under the overdraft facilities plus the amount of bank guarantees issued in total must not exceed 2.0 times third party accounts receivable. At September 30, 2009, the third party accounts receivable was $40.8 million and the amount of bank guarantees outstanding was $3.1 million. The first 4 million Sterling ($6.4 million) is in the form of a Money Market Loan ($6.4 million) and the remainder is in the form of a Business Overdraft Facility with a net capacity of 4 million Sterling ($6.4 million). Both facilities are on-demand facilities that may be terminated at any time by the lender. At September 30, 2009, CTC Marine had cash totaling $21.7 million, which means there was a net cash surplus on the overdraft facilities of $4.5 million. Interest on the Money Market Loan accrues at LIBOR plus 2.75% and interest on the Business Overdraft Facility accrues at the Bank’s Base Rate (0.50% as of September 30, 2009) plus 3.25%. The facility is secured by the property and equipment of CTC Marine.
     24.2 million Sterling Asset Financing Facilities. CTC Marine has two asset facilities totaling 24.2 million Sterling ($38.5 million) to finance new and existing assets. The Asset Finance Loan Facility (Existing Assets Facility) has a commitment of 8.3 million Sterling ($13.2 million), matures on various dates through 2012 and accrues interest at the 3-month Sterling LIBOR rate plus a margin of between 1.65% and 2.55%. As of September 30, 2009, CTC Marine’s outstanding balance on the Existing Assets Facility totaled approximately 4.4 million Sterling ($7.1 million). The Asset Finance Loan Facility (New Assets Facility) has a commitment of 15.9 million Sterling ($25.3 million), matures on various dates that are six years from the delivery of the financed assets and accrues interest at the 3-month Sterling LIBOR rate plus 1.65%. The final asset to be financed under the New Assets Facility was delivered in the fourth quarter of 2008. As of September 30, 2009, CTC Marine’s outstanding balance on the New Assets Facility totaled approximately 6.1 million Sterling ($9.7 million). These asset finance facilities are secured by mortgages on the assets financed and the property and equipment of CTC Marine and are partially guaranteed by DeepOcean. These asset finance loan facilities are subject to certain customary covenants and its outstanding balance cannot exceed 60% of the net book value of the assets collateralizing the facility. These facilities are subject to quarterly reductions of their borrowings.
Outstanding Debt:
     $50 million U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, a 65% interest in Trico Marine Cayman, LP, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. The commitment under the U.S. Credit Facility reduces to $40 million after one year and $30 million after two years. A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment under this Facility to $35 million. The commitment is reduced at a rate of $3.5 million per quarter beginning January 1, 2010 with the debt having a final maturity on December 31, 2011. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0% if the facility is more than 50% drawn. In August 2009 the Company received an amendment to the $50 million U.S. Revolving Credit Facility whereby the maximum consolidated leverage ratio, net debt to EBITDA, was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were subsequently amended in October 2009 to increase the consolidated leverage ratio to 8:50:1:00 for the fiscal quarters ending starting December 31, 2009 and ending September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter. In October of 2009, the definition of EBITDA used to calculate the Consolidated Leverage Ratio was amended to exclude any gains or losses related to the embedded derivative associated with the Company’s 8.125% Senior Convertible Debentures. The change to this definition was made retroactive to September 30, 2009. Additionally in October 2009, the facility was amended to change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and added a collateral coverage requirement. The amendment also added certain limitations on our ability to pay amortization payments in cash on the 8.125% Senior Convertible Debentures, the first payment of which is due August 1, 2010 such that the company cannot pay the amortizations in cash unless the amount of Free Liquidity (which includes any amounts available under this facility) was at least $25 million prior to the amortization payment.
     The availability under the facility can also be used for the issuance of up to $5 million in letters of credit. As of September 30, 2009, the Company had outstanding letters of credit under the U.S. Credit Facility totaling $3.5 million with various expiration dates through March 2010 for (1) securing certain payment under vessel operating leases and for (2) payment of certain taxes in Trinidad and Tobago.
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
     This Exchange is accounted for under modification accounting which requires the Company to defer and amortize any change in value exchanged. The amount deferred was approximately $10 million and is reflected as a discount to the 8.125% Debentures, which will be amortized under the effective interest method over the life of the 8.125% Debentures. This discount represents the fair value of the warrants and common shares of stock that were tendered in the Exchange. The warrants issued in the Exchange are required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. The warrant liability recorded at September 30, 2009 was $0.8 million and is included in “Other current liabilities” in the accompanying condensed consolidated Balance Sheet and will be revalued each reporting period based upon the Company’s stock price. Additionally, the debt issue costs previously recorded for the 6.5% Debentures continue to be amortized over the life of the 8.125% Debentures and any new debt issue costs were expensed as incurred. Debt issue costs of $6.2 million were expensed in the nine months ended September 30, 2009 and are reflected in the Statement of Income as “Refinancing costs”.
     The 8.125% Debentures are governed by an indenture (the “Indenture”) between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), entered into on May 14, 2009. The 8.125% Debentures were issued in an aggregate principal amount of $202.8 million and are secured by a second priority lien on substantially all of the collateral that is pledged to secure the lenders under the Company’s U.S. Credit Facility.
     The Company pays interest on the unpaid principal amount of the 8.125% Debentures at a rate of 8.125 percent per annum. The Company will pay interest semiannually on May 15 and November 15 of each year commencing on November 15, 2009. Interest on the 8.125% Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from May 15, 2009.
Payment Options:
     The Debentures are subject to quarterly principal amortizing payments beginning August 1, 2010 of 5% of the aggregate principal amount per quarter, increasing to 14% of the aggregate principal amount per quarter beginning February 1, 2012 until the final payment on February 1, 2013 (the “Maturity Date”). The Company has the right to elect at each payment date whether to pay principal installments in common stock, subject to certain limitations, or cash. Separate from and prior to the Company’s election, a majority of the holders of the 8.125% Debentures can elect to have the payment of all or any portion of an installment of principal deferred until the Maturity Date. The 8.125% Debentures are also subject to mandatory prepayments, applied on a pro-rata basis, related to net cash proceeds of asset sales.
Investor Options to Convert, Redeem or Repurchase:
     The holders of the 8.125% Debentures have the option at any time to convert the Debentures into the requisite number of shares of common stock at any time. Holders who convert after May 1, 2011 are entitled to receive, in addition to the shares due upon conversion, a cash payment equal to the present value of remaining interest payments until final maturity. Holders of the 8.125% Debentures are entitled to require the Company to repurchase the debentures at par plus accrued interest in the event of certain fundamental change transactions.

     A fundamental change is defined as the occurrence of any of the following:
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
Company’s Ability to Repurchase or Redeem:
     The Company is entitled to redeem the 8.125% Debentures at par plus accrued interest on or after May 1, 2011, if the trading price of the common stock exceeds $18.90 per share, subject to adjustment, for specified periods.
     The conversion feature associated with the debentures is considered an embedded derivative as defined in the derivative instrument and hedging activities authoritative guidance. Under this guidance, the Company is required to bifurcate the conversion option as its fair value is not “clearly and closely” related to the debt host as the make-whole interest is based on the treasury bond rate. This embedded derivative is recorded at fair value on the date of issuance. The estimated fair value of the derivative on the date of issuance was $4.7 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 8.125% Debentures. The derivative liability must be marked-to-market each reporting period with changes to its fair value recorded in the consolidated statement of income as other income (expense) and the discount being accreted through an additional non-cash charge to interest expense over the term of the debt. See Note 8 for further discussion on the derivative liability.
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
     The conversion feature associated with the 8.125% Debentures is considered an embedded derivative as defined in the authoritative guidance. See Note 8 for further discussion.
     3% Senior Convertible Debentures. In February 2007, the Company issued $150.0 million of 3% senior convertible debentures due in 2027 (the “3% Debentures”). The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the offering were for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes. Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased. Effective January 1, 2009, the 3% Debentures were subject to new authoritative guidance. See Note 7 for further information.
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
     The 3% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. Should the holders of such debentures convert, the Company would issue approximately 3.5 million shares of its common stock. For more information regarding the conversion and redemption options of the 3% Debentures see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the consolidated financial statements contained in the Company’s Current Report on Form 8-K filed October 9, 2009.
     6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $6.3 million is outstanding at September 30, 2009. The notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
New Facilities Entered into after September 30, 2009
     Senior Secured Notes. On October 30, 2009, our wholly-owned subsidiary Trico Shipping AS (“Trico Shipping”) issued $400.0 million aggregate principal amount of Senior Secured Notes due 2014. These notes have a final bullet maturity of November 1, 2014 with no scheduled amortization payments. Interest is payable on May 1 and November 1 and accrues at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of the Trico Supply Group (Trico Supply AS, and its subsidiaries, including Trico Shipping AS, DeepOcean AS and CTC Marine Projects, Ltd.) and the proceeds from the sale of these assets. The Senior Secured Notes are guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc. (the “Guarantors”) The Notes are pari passu in right of payment with all existing and future senior debt of Trico Shipping and Guarantors (excluding Trico Marine Services) and senior to all existing and future subordinated debt of the Issuer and Guarantors (excluding Trico Marine Services), including any Intercompany Debt; except that debt under the Parent Credit Facility will be senior in right of payment to the Parent’s guarantee of the Notes. The Notes are subject to certain prepayment provisions related to sale of assets if the proceeds from these sales are not reinvested within six months. The Notes may be put to the company at 101% of face value in the event of a Change of Control as defined in the Indenture. The Indenture was filed as an 8-K on November 5, 2009.
     The Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness or paying dividends to the parent of Trico Supply unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of the additional indebtedness. The Notes also limit the ability of Trico Supply and its subsidiaries from paying interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage Ratio is less than 2.5:1. However, payments of up to $5 million by year to Trico Marine Services may be made for payment of general corporate, overhead and other expenses. These provisions do not prohibit the payment of any dividend or distribution to Trico Marine Services in an amount equal to any guarantee refunds received by the Company for the last four VS470 vessels currently under construction and the net cash proceeds received from the sale of the Northern Challenger, the Northern Clipper or the Northern Corona.
     The Indenture provides that each of the following is an Event of Default: default for 30 days in the payment when due of interest; default in the payment when due (at maturity, upon redemption or otherwise) of the principal of, or premium, if any, on, the Notes; failure for 60 days after notice to the Company by the Trustee or the Holders of at least 25% in aggregate principal amount of the Notes then outstanding voting as a single class to comply with any of the other agreements in the Indenture or any Security Document or the occurrence of any event of default under any Mortgage, Equipment Pledge or other Security Document; default under any mortgage, Indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness, if that default: is caused by a failure to make any payment when due at the final maturity of such Indebtedness; or results in the acceleration of such Indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such Indebtedness, together with the principal (or face) amount of any other Indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more; a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at maturity or results in the acceleration of such Indebtedness prior to its express maturity; if certain significant subsidiaries within the meaning of

Bankruptcy Law commences a voluntary case, consents in writing to the entry of an order for relief against it in an involuntary case, consents in writing to the appointment of a Custodian of it or for all or substantially all of its property, makes a general assignment for the benefit of its creditors, or admits in writing it generally is not paying its debts as they become due; or any entity that is organized under the laws of Norway will have failed to duly file its audited financial statements for the fiscal year 2008 in accordance with the laws of the Kingdom of Norway prior to January 15, 2010.
     If any Event of Default occurs and is continuing, the Trustee, by notice to the Company, or the Holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Company and the Trustee, may declare all the Notes to be due and payable immediately.
     Trico Shipping Working Capital Facility. In conjunction with the issuance of the Senior Secured Notes, the Company entered into a new $33 million facility with Trico Shipping AS as the borrower. This facility will expire on December 31, 2011 and quarterly amortizations of $3.3 million begin January 1, 2010. Interest is payable on the outstanding principal amount at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0% if the facility is more than 50% drawn. Up to $10 million of the facility may be used for letters of credit and replaced existing letter of credit facilities currently used by CTC and Deep Ocean. This facility shares in the collateral with the Senior Secured Notes and does not have financial covenants. This facility cross-defaults to both the Senior Secured Notes and the $50 million U.S. Credit Facility.
     The Company’s capitalized interest totaled $4.7 million and $14.4 million for the three and nine month periods ended September 30, 2009 and $6.7 million and $12.5 million for the three and nine month periods ended September 30, 2008.
7. Change in Accounting for 3% Debentures
     Effective January 1, 2009, the 3% Debentures were subject to new authoritative guidance that changed the accounting and required further disclosures for convertible debt instruments that permit cash settlement upon conversion. The new guidance required the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The discount on the liability component of the 3% Debentures is amortized until the first quarter of 2014. The new guidance required retrospective application to all periods as a result of a change in accounting principle.
     The information below reflects the impact of adopting the new authoritative guidance for the three and nine months ended September 30, 2009 (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Net incremental non-cash interest expense	$1,288	$3,989
Less: tax effect	(463)	(1,435)

Net incremental non-cash interest expense, net of tax	$825	$2,554

Net decrease to earnings per common share:
Basic	$0.04	$0.14

Diluted	$0.02	$0.10

     The impact of adopting the new guidance for the period ending September 30, 2009 results in an overall $0.5 million increase in assets of which capitalized interest increased $1.4 million and capitalized debt issuance costs decreased $0.9 million, a $31.5 million decrease in long-term debt and an overall increase in total equity of $32.0 million related to a $39.8 million increase in additional paid in capital and a $7.8 million decrease in retained earnings.
     The table below reflects the Company’s retrospective adoption of the change in accounting principle. These selected financial captions summarize the adjustments for the three and nine months ended September 30, 2008 (in thousands, except per share data).

	Three Months Ended September 30, 2008
	As Reported	APB 14-1	Adjusted
	September 30, 2008	Adjustment	September 30, 2008
Interest expense, net of amounts capitalized	$(11,694)	$(988)	$(12,682)

Income tax expense (benefit)	7,670	(355)	7,315

Net income (loss) attributable to Trico Marine Services, Inc.	30,970	(633)	30,337

Earnings (loss) per common share:
Basic	$2.09	$(0.04)	$2.05
Diluted	1.86	(0.04)	1.82

Weighted average shares outstanding:
Basic	14,827	14,827	14,827
Diluted	16,680	16,680	16,680

	Nine Months Ended September 30, 2008
	As Reported	APB 14-1	Adjusted
	September 30, 2008	Adjustment	September 30, 2008
Interest expense, net of amounts capitalized	$(18,093)	$(2,875)	$(20,968)

Income tax expense (benefit)	9,095	(1,034)	8,061

Net income (loss) attributable to Trico Marine Services, Inc.	38,863	(1,841)	37,022

Earnings (loss) per common share:
Basic	$2.65	$(0.13)	$2.52
Diluted	2.45	(0.12)	2.33

Weighted average shares outstanding:
Basic	14,684	14,684	14,684
Diluted	15,865	15,865	15,865
     The amount of interest cost recognized for the three and nine months ending September 30, 2009 relating to both the contractual interest coupon and amortization of the discount on the liability component is $2.6 million and $7.7 million, respectively. The amount of interest cost recognized for the three and nine months ending September 30, 2008 is $2.4 million and $7.3 million, respectively. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 8.9% on these convertible notes.
8. Derivative Instruments
     As discussed in Note 6, the Company’s 8.125% Debentures and the prior 6.5% Debentures provide the holder with a conversion option that may be settled in a combination of cash or stock, at the Company’s election, and entitles the holder to a make-whole interest premium that is indexed to the U.S. Treasury Rate. Because the terms of this embedded option are not clearly and closely related to the debt instrument, it represents an embedded derivative that must be accounted for separately. Under authoritative guidance for derivative instruments and hedging activities, the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of income. The conversion option in the Company’s 3% Debentures may only be settled in its stock and therefore is not required to be separately accounted for as a derivative. The warrants issued in the Exchange are also derivative instruments and are required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. Changes in fair value will be measured in each subsequent period the warrants are still outstanding.
     For the Debentures, the estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions (see Note 9 for further discussion). The 6.5% Debentures were exchanged for the 8.125% Debentures in May 2009. See Note 6 for more information. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.1% on the 8.125% Debentures and yielded approximately 11.2% on the 6.5% Debentures. The reduction in the Company’s stock price as well as the passage of time are the primary factors influencing the change in value of the derivatives and their impact on the Company’s net income (loss) attributable to Trico Marine Services, Inc. The fair value of the warrant liability is revalued based upon the Company’s stock price each quarter. Any increase in the Company’s stock price for both the Debentures and the warrants will result in non-cash unrealized losses being recognized in future periods and such amounts could be material.
     On January 1, 2009, the Company adopted a newly issued accounting standard regarding disclosure of derivative instruments and hedging activities. The new standard requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative instruments and hedging activities have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The tables below reflect (1) Fair Values of Derivative Instruments in the Balance Sheets and (2) the Effect of Derivative Instruments on the Statements of Income (in thousands).

	Liability Derivative
	September 30, 2009		December 31, 2008
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under Statement 133	Location	Value	Location	Value
Other contract - Warrant Liabilities (8.125% Debentures)	Other current liabilities	$778	Other current liabilities	$—
Other contract - 6.5% Debentures	Long-term derivative	—	Long-term derivative	1,119
Other contract - 8.125% Debentures	Long-term derivative	24,772	Long-term derivative	—

Total derivatives		$25,550		$1,119

Derivatives Not
Designated as Hedging	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivative
Instruments under	Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
Statement 133	on Derivative	2009	2008	2009	2008
Other contract	Other expense, net	$(398)	$—	$(416)	$—
Other contract	Unrealized gain on mark-to-market of embedded derivative - 6.5% Debentures	—	31,515	436	29,205
Other contract	Unrealized loss on mark-to-market of embedded derivative - 8.125% Debentures	(21,026)	—	(20,047)	—

		$(21,424)	$31,515	$(20,027)	$29,205

9. Fair Value Measurements
     On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities. We had no required fair value measurements for non-financial assets and liabilities in 2009 and no required additional disclosures upon adoption.
     The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that the Company values using those levels of inputs.
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
     Financial liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at September 30, 2009 Using Fair Value
	Hierarchy
	Fair Value as of
	September 30,
	2009	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities (8.125% Debentures)	$778	$—	$778	$—
Long-term derivative (8.125% Debentures)	24,772	—	—	24,772

	$25,550	$—	$778	$24,772

	Fair Value Measurements
	at December 31, 2008 Using Fair Value
	Hierarchy
	Fair Value as of
	December 31,
	2008	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities (8.125% Debentures)	$—	$—	$—	$—
Long-term derivative (6.5% Debentures)	1,119	—	—	1,119

	$1,119	$—	$—	$1,119

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
     Debt: The fair value of the Company’s fixed rate debt is based partially on quoted market prices as well as prices for similar debt based on recent market transactions.

	September 30,	December 31,
	2009	2008
Carrying amount	$714,055	$770,080
Fair value	682,242	562,783
     As discussed in Note 6, the Company’s conversion feature contained in its 8.125% and the prior 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model for the 8.125% Debentures as of September 30, 2009 include the Company’s stock closing price of $7.72, expected volatility of 60%, a discount rate of 18.0% and a United States Treasury Bond Rate of 1.59% for the time value of options. As the 8.125% Debentures were exchanged for the 6.5% Debentures, there were no assumptions used in the valuation model for the 6.5% Debentures as of September 30, 2009. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

	8.125%	6.5%
	Debentures	Debentures
Balance on March 31, 2008	$—	$—
Issuance of long-term derivative (6.5% Debentures)	—	53,772
Unrealized gain for the period May 14, 2008 through December 31, 2008	—	(52,653)

Balance on December 31, 2008	$—	$1,119
Unrealized (gain) loss for 2009	20,047	(436)
Final valuation of 6.5% Debentures due to exchange for 8.125% Debentures	—	(683)
Issuance of long-term derivative (8.125% Debentures)	4,725	—

Balance on September 30, 2009	$24,772	$—

10. Earnings per Share
     Earnings per common share was computed based on the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		As adjusted, see		As adjusted, see
		Notes 7 and 15		Notes 7 and 15
Basic EPS
Net income attributable to Trico Marine Services, Inc.	$9,373	$30,337	$12,774	$37,022

Weighted-average shares of common stock outstanding:
Basic	20,502	14,827	18,605	14,684

Earnings per share:
Basic	$0.46	$2.05	$0.69	$2.52

Diluted EPS
Net income attributable to Trico Marine Services, Inc.	$9,373	$30,337	$12,774	$37,022
Add: interest on 8.125% convertible debentures, net of tax	3,409	—	5,145	—

Net income attributable to Trico Marine Services, Inc. with assumed conversions	$12,782	$30,337	$17,919	$37,022

Weighted-average shares of common stock outstanding:
Basic	20,502	14,827	18,605	14,684
Add dilutive effect of:
Phantom stock units	90	1,582	232	797
8.125% convertible debentures	14,487	—	7,376	—
Stock options and nonvested restricted stock	100	138	66	142
Warrants	—	133	—	242

Total	35,179	16,680	26,279	15,865

Earnings per share:
Diluted	$0.36	$1.82	$0.68	$2.33

     In May 2009, the existing holders of the 6.5% Debentures entered into the Exchange Agreements exchanging their 6.5% Debentures for 8.125% Debentures. See Note 6 for more information.
     Diluted earnings per share is computed using the if-converted method for the 8.125% Debentures and using the treasury stock method for the 3% Debentures and the 6.5% Debentures. The scheduled principal amortizations for the 8.125% Debentures can be paid either in stock or cash based upon the Company’s election. However, if the 8.125% Debentures are converted at the option of the holders prior to maturity, the bondholders will be paid in stock.
     The Company’s 3% Debentures and 6.5% Debentures (for May 2008 through May 2009 only) were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Note 6). As the principal amount for the 3% Debentures can only be settled in cash, they are not considered in the diluted earnings per share. Although the Company had the option of settling the principal amount of 6.5% Debentures in either cash, stock or a combination of both, management’s intention was to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary. Therefore, the Company has excluded the potential dilutive effect of the 3.0% Debentures and 6.5% Debentures in the calculation of diluted earnings per share reflected above.
11. Other Comprehensive Income (Loss)
     The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,
	2009			2008
	Shareholders of			Shareholders of
	Trico Marine	Noncontrolling		Trico Marine	Noncontrolling
	Services, Inc.	Interests	Total	Services, Inc.	Interests	Total
				As adjusted, see Notes 7 and 15
Net income (loss)	$9,373	$(859)	$8,514	$30,337	$2,853	$33,190
Foreign currency translation gain (loss)	5,039	—	5,039	(102,688)	—	(102,688)
Amortization of unrecognized actuarial gains	84	—	84	—	—	—

Total comprehensive income (loss)	$14,496	$(859)	$13,637	$(72,351)	$2,853	$(69,498)

	Nine Months Ended September 30,
	2009			2008
	Shareholders of			Shareholders of
	Trico Marine	Noncontrolling		Trico Marine	Noncontrolling
	Services, Inc.	Interests	Total	Services, Inc.	Interests	Total
				As adjusted, see Notes 7 and 15
Net income	$12,774	$405	$13,179	$37,022	$5,235	$42,257
Foreign currency translation gain (loss)	40,996	—	40,996	(87,453)	—	(87,453)
Amortization of unrecognized actuarial gains	263	—	263	85	—	85

Total comprehensive income	$54,033	$405	$54,438	$(50,346)	$5,235	$(45,111)

12. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 14 to the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K. Net income for the three and nine months ended September 30, 2009 included $0.8 million and $2.6 million, respectively, of stock-based compensation costs compared to $0.7 million and $3.1 million for the same three and nine month periods of 2008. The Company records all of its stock based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of income. As of September 30, 2009, there was $3.3 million of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.6 years. The Company expects that its total stock-based compensation expense, including an estimate for cash-based stock appreciation awards (“SARs), for the year ended December 31, 2009 will total approximately $3.2 million.
     On March 13, 2009, the Company granted stock options and SARs to executives and certain key employees. On May 13, 2009, each independent member of the Board of Directors was granted an annual equity award in stock options and restricted stock. The exercise prices for the SARs, stock options and restricted stock were based on the Company’s closing stock price on the date of grant. See table below.

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
     As SARs provide the participant the right to receive a cash payment only when the SARs are exercised, they will be classified as liabilities and the fair value will be measured in each subsequent reporting period with changes in fair value reflected as a component of stock-based compensation costs in the Statements of Income. See below for the updated assumptions as of September 30, 2009.

	SARs
	Vested Ratably	Cliff Vested
Grant-Date Fair Value	$6.05	$6.06

Expected Term	3.9	4.5
Expected Volatility	60%	55%
Risk-Free Interest Rate	1.85%	2.07%
Expected Dividend Distributions	N/A	N/A
13. Taxes
     The Company’s income tax expense/(benefit) for the three and nine months ended September 30, 2009 was $(1.9) million and $(20.6) million compared to $7.3 million and $8.1 million for the comparable prior year periods. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax benefit for the three and nine month periods ending September 30, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009 (described below), the Company’s permanent reinvestment of foreign earnings, nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 6 and state and foreign taxes. Absent the $18.6 million benefit recognized in the first quarter related to the Norwegian law change, the Company would expect an annual effective tax rate benefit of (12.1)%. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At September 30, 2008, the Company’s tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting the Company’s tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008.
     Although the Company reported a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of September 30, 2009. The Company uses cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. If the Company does not experience an ownership change and its U.S. operations continue to be profitable, it is possible the Company will release the valuation allowance at some future date, which would increase the Company’s additional paid-in capital account.
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
     The accounting for income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2008, the Company recognized $2.1 million in uncertain tax positions and $1.2 million in penalties and interest. During the nine months ended September 30, 2009, the Company recognized $0.9 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
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
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Under the original provisions, two-thirds of the liability (NOK 251 million, $43.0 million at September 30, 2009) was payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $21.6 million at September 30, 2009) can be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. Although qualifying expenditures are still required, there is no time constraint to make these expenditures before it would become payable to the Norwegian tax authorities. As of September 30, 2009, the Company’s total tonnage tax liability was $36.3 million.
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
14. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$912	$185	$2,795	$567
Interest cost	190	71	650	218
Return on plan assets	(223)	(77)	(747)	(236)
Social security contributions	134	17	407	53
Recognized net actuarial loss	84	13	263	39

Net periodic benefit cost	$1,097	$209	$3,368	$641

     The Company’s contributions to the Norwegian defined benefit plans totaled $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2009, respectively. The Company’s contributions for the three and nine month periods ended September 30, 2008 totaled $0.4 million and $0.8 million, respectively.

     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.1 million and $0.2 million for each of the three and nine month periods ended September 30, 2009 and $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2008, respectively.
15. Noncontrolling Interest
     On January 1, 2009, the Company adopted a newly issued accounting standard for noncontrolling interest. In accordance with the accounting standard, the Company changed the accounting and reporting for its minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in its consolidated Balance Sheet. The newly issued accounting standard requires enhanced disclosures to clearly distinguish between the Company’s interests and the interests of noncontrolling owners. The Company’s primary noncontrolling interests relate to Eastern Marine Services Limited (“EMSL”) and DeepOcean Volstad (“Volstad”). See Note 16 for further discussion on the Company’s withdrawal from the Volstad partnership in June 2009. The presentation and disclosure requirements of the newly issued accounting standard were applied retrospectively and only change the presentation of noncontrolling interests and its inclusion in equity. There was no significant impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
     Below is an equity reconciliation for the year ended December 31, 2008 and the nine months ended September 30, 2009 (in thousands):

		Trico Marine	Noncontrolling
	Total	Services, Inc.	Interest
Balance, December 31, 2007	$443,003	$430,125	$12,878
Net income (loss)	(106,864)	(113,655)	6,791
Capital contribution from Volstad	3,519	—	3,519
Distribution to NAMESE Partner	(244)	—	(244)
Foreign currency translation and other	(138,534)	(137,476)	(1,058)

Balance, December 31, 2008	200,880	178,994	21,886
Net income	13,179	12,774	405
Capital contribution from Volstad	2,284	—	2,284
Distribution to EMSL	(6,120)	—	(6,120)
Foreign currency translation and other	49,235	54,777	(5,542)

Balance, September 30, 2009	$259,458	$246,545	$12,913

16. Commitments and Contingencies
     General. In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At September 30, 2009 and December 31, 2008, the Company accrued for liabilities in the amount of approximately $3.4 million and $2.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, from time to time, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
     Volstad Impairment — Withdrawal from Partnership. In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel. This entity is fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, the Company’s total vessel construction commitments have been reduced by $41.6 million. On June 26, 2009, the Company reached an agreement with Volstad where DeepOcean AS withdrew from the partnership, CTC Marine was relieved of obligations under the time charter with the partnership and the Company was indemnified in full against claims of either Volstad or the shipyard building the vessel. The Company’s sole obligation to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel was completed in July 2009. Based on the outcome of those negotiations, the Company recorded a $14.0 million asset and investment impairment in 2009, which is reflected in the accompanying Statement of Income under “Impairment”. No remaining assets or investments associated with this partnership are on the Company’s books.
     Saipem. CTC Marine entered into a sub-contract (“the Contract”) dated March 30, 2007 with Saipem S.p.A (“Saipem”), an Italian-registered company. Saipem had previously been contracted by oil and gas operator Terminale GNL Adriatico Srl (“ALNG”) to lay, trench and backfill an offshore pipeline in the northern Adriatic Sea. The Contract between Saipem and CTC Marine related to the trenching and backfilling work. Work on location commenced on February 13, 2008 and was completed on May 5, 2008. The project took longer than originally anticipated and the target depth of cover for the pipeline was not met for the whole of the route due to CTC Marine encountering significantly different soils on the seabed to those which had been identified in the geotechnical survey documentation. In the summer of 2008, CTC Marine submitted a contractual claim to Saipem in relation to the different soils. Saipem in turn made submissions to ALNG. ALNG rejected Saipem’s submission and Saipem has, in turn, refused to pay CTC Marine the additional sums. The Contract is governed by English law and specifies that disputes that are incapable of resolution must be referred to Arbitration before three Arbitrators under the International Chamber of Commerce (“ICC”) rules. Arbitration is a commercial rather than a court remedy. The decision of the Arbitral Tribunal is enforceable in the courts of all major nations.
     CTC Marine submitted a Claim to Arbitration on April 9, 2009 based upon the Contract for payment of 7.7 million Sterling plus interest and costs. Saipem sought an extension to the time for their answer and provided this on June 4, 2009, together with a Counterclaim for Liquidated Damages in terms of the Contract. CTC submitted its reply to the Counterclaim as well as amendments to the request. The Arbitration Tribunal of three, comprising one nomination from each side and an independent chairman has been convened and parties have agreed that the forum for the Arbitration be set in London. The Tribunal issued their schedule of the hearing to follow in August 2009 and both parties agreed. The timetable has been set with a mediation in November 2009 and a full arbitration to follow in June 2010. The accounts receivable balance at September 30, 2009 was approximately $12.0 million, and the Company has not recorded a reserve related to this receivable or for liquidated damages. While there can be no assurances of full recovery in arbitration, the Company intends to vigorously defend its claim for payment for services rendered and believes its position to be favorable at this time.
     Plan of Reorganization Proceeding. Steven Salsberg and Gloria Salsberg were pursuing an appeal of a court’s finding that the Company did not provide any inaccurate information in connection with its 2005 reorganization. That finding has already been affirmed by the U.S. District Court. On August 11, 2009, the U.S. Court of Appeals denied their appeal on all grounds.
     Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 28.6 million Reais ($16.0 million at September 30, 2009). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of the Company. On April 13, 2009, the State Attorney’s Office filed its appeal with the Special Court of the Higher Administrative Tax Court. The Company filed its response on June 9, 2009. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 3.0 million Reais ($1.7 million at September 30, 2009). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to the Company in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
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
     The Subsea Services segment is primarily represented by the DeepOcean operations and the Subsea Trenching and Protection segment operations represents the operations of CTC Marine. The Subsea Services segment also includes seven subsea platform supply vessels (SPSVs) that the Company had in service prior to the acquisition of DeepOcean. The Towing and Supply segment is generally representative of the operations of the Company prior to its acquisition of DeepOcean.

		Subsea
		Trenching
	Subsea	and	Towing and
	Services	Protection	Supply	Corporate	Total
	(In thousands)
Three Months Ended:
September 30, 2009
Revenues from Unaffiliated Customers	$79,953	$79,693	$30,209	$—	$189,855
Intersegment Revenues	7,481	—	1,290	—	8,771
Operating Income (Loss)	1,868	14,969	(5,178)	(6,130)	5,529
Income (Loss) Before Income Taxes and Noncontrolling Interests	8,900	16,607	12,166	(31,050)	6,623

September 30, 2008
Revenues from Unaffiliated Customers	$102,112	$52,493	$60,188	$—	$214,793
Intersegment Revenues	1,965	7,057	—	—	9,022
Operating Income (Loss)	4,116	5,886	15,401	(6,210)	19,193
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	5,134	5,866	20,277	9,228	40,505

			Subsea
			Trenching
	Subsea		and	Towing and
	Services		Protection	Supply	Corporate	Total
	(In thousands)
Nine Months Ended:
September 30, 2009
Revenues from Unaffiliated Customers	$217,515		$174,096	$99,794	$—	$491,405
Intersegment Revenues	14,789		—	1,290	—	16,079
Operating Income (Loss)	(14,003	)(1)	26,648	11,806	(19,859)	4,592
Income (Loss) Before Income Taxes and Noncontrolling Interests	(6,566	)(1)	22,551	30,588	(53,954)	(7,381)

September 30, 2008
Revenues from Unaffiliated Customers	$152,315		$67,957	$157,988	$—	$378,260
Intersegment Revenues	1,990		7,057	—	—	9,047
Operating Income (Loss)	12,070		3,384	37,670	(16,906)	36,218
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	10,209		3,343	44,024	(7,258)	50,318

(1)	Includes an impairment loss of $14.0 million related to our withdrawal from the Volstad partnership (see Note 16 for further discussion).
18. Recent Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position, results of operations or liquidity.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is evaluating the impact, if any, this standard will have on its financials statements.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a QSPE, as discussed above. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on the Company’s financial position, results of operations or liquidity.
     In May 2009, the FASB issued an amendment to the accounting and disclosure requirements to re-map the auditing guidance on subsequent events to the accounting standards with some terminology changes. The amendment also requires additional disclosures which includes the date through which the entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. The amendment is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company has adopted the standard as of June 30, 2009 with no material effect on its financial statements.
     In April 2009, the FASB issued an amendment to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The amendment is effective for periods ending after June 15, 2009. The Company has adopted the amendment as of June 30, 2009 with no material effect on its financial statements.

     In April 2009, the FASB issued authoritative guidance which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the standard as of June 30, 2009 with no material effect on its financial statements.
     In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance is effective for periods ending after June 15, 2009. The Company has adopted the standard for those assets and liabilities as of June 30, 2009 with no material impact on its financial statements. See Note 9 “Fair Value Measurements”.
     In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted the standard for those assets and liabilities as of January 1, 2009 with no material impact on its financial statements.
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. The Company adopted the standards as of January 1, 2009.
19. Subsequent Events
     The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.
     Senior Secured Notes and Other Debt. The Company’s wholly-owned subsidiary Trico Shipping AS (“Trico Shipping”) has successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 through an offering to qualified institutional buyers within the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to persons outside the United States pursuant to Regulation S under the Securities Act. The Senior Secured Notes were issued at a price of $96.393 per $100 in face value, yielding gross proceeds of $385.6 million. Estimated fees and costs of the offering are approximately $15 million, yielding net proceeds of approximately $370 million which was primarily used to repay debt. The Senior Secured Notes will mature on November 1, 2014 and interest, payable on May 1 and November 1, will accrue at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of the Trico Supply Group. The Senior Secured Notes are guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc.
     The Company used the net proceeds from the sale of the Senior Secured Notes to repay approximately $368 million of debt of Trico Supply and its subsidiaries. The following outstanding indebtedness described in Note 6 has been repaid: the NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan, NOK 200 million overdraft facility, Euro 23.3 million revolving credit facility, $18 million revolving credit facility, $200 million revolving credit facility, $100 million revolving credit facility, £8 million overdraft facility, £24.2 million asset financing revolving credit facility, and DeepOcean finance lease obligations. In addition, certain other debt in the amount of approximately $6.2 million was repaid. Because the Senior Secured Notes are not currently registered under the Securities Act or applicable state securities laws, the Senior Secured Notes may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
     In conjunction with the closing of the Senior Secured Notes, the Company amended the terms of the $50 million U.S. Credit Facility. The maturity date was extended to December 31, 2011 and the amount available will be decreased from $35 million to $25 million with quarterly amortizations beginning January 1, 2010 upon application of the sales proceeds from the

Northern Clipper. The covenants were modified to (i) increase the Consolidated Leverage Ratio for the periods beginning December 31, 2009, (ii) amend the calculation of EBITDA for the Consolidated Leverage Ratio to exclude the effect of changes in the value of the embedded derivative associated with the 8.125% Senior Convertible Debentures, (iii) change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and (iv) add a collateral coverage requirement. The amendment also added certain limitations on the Company’s ability to pay amortization payments in cash on the 8.125% Senior Convertible Debentures, the first payment of which is due August 1, 2010.
     The Company also entered into a new $33 million Working Capital Facility with Trico Shipping AS as the borrower. This facility will expire on December 31, 2011 and quarterly amortizations begin January 1, 2010. Up to $10 million of the facility may be used for letters of credit and will replace existing letter of credit facilities currently used by CTC and DeepOcean. This facility will share in the collateral with the Senior Secured Notes and will not have any financial covenants.
     Sale of Vessels. In October 2009, the Company sold a platform supply vessel for $20.0 million in net proceeds and an anchor handling, towing and supply vessel for approximately $17.0 million in net proceeds.
20. Supplemental Condensed Consolidating Financial Information
     On October 30, 2009, Trico Shipping issued the Senior Secured Notes. The Senior Secured Notes are unconditionally guaranteed on a senior basis by Trico Supply AS and each of the other direct and indirect parent companies of Trico Shipping (other than the Company) and by each direct and indirect subsidiary of Trico Supply AS other than Trico Shipping (collectively, the “Subsidiary Guarantors”). The Senior Secured Notes are also unconditionally guaranteed on a senior subordinated basis by the Company. The guarantees are full and unconditional, joint and several guarantees of the Senior Secured Notes. The Senior Secured Notes and the guarantees rank equally in right of payment with all of Trico Shipping’s and the Subsidiary Guarantors’ existing and future indebtedness and rank senior to all of the Trico Shipping’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness. The Company’s guarantee rank junior in right of payment to up to $50 million principal amount of indebtedness under the Company’s $50 million U.S. Revolving Credit Facility. All other subsidiaries of the Company, either direct or indirect, have not guaranteed the Senior Secured Notes (collectively, the “Non-Guarantor Subsidiaries”). Trico Shipping and the Subsidiary Guarantors and their consolidated subsidiaries are 100% owned by the Company.
     Under the terms of the indenture governing the Senior Secured Notes and Trico Shipping’s $33.0 million Working Capital Facility entered into concurrently with the closing of the Senior Secured Notes offering, Trico Supply AS is restricted from paying dividends to its parent, and Trico Supply AS and its restricted subsidiaries (including the Issuer) are restricted from making intercompany loans to the Company and its subsidiaries (other than Trico Supply AS and its restricted subsidiaries).
     The following tables present the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the condensed consolidating statements of income for the three and nine months ended September 30, 2009 and 2008 and the consolidating statements of cash flows for the periods ended September 30, 2009 and September 30, 2008 of (i) the Company (ii) Trico Shipping, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries, and (v) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries. Additionally, the Company has provided condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the condensed consolidating statements of income for the three and nine months ended September 30, 2009 and 2008 and consolidating statements of cash flows for the periods ended September 30, 2009 and September 30, 2008 of (i) Trico Shipping, (ii) the Subsidiary Guarantors, excluding the parent companies of Trico Supply AS, and (iii) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries (collectively, the Trico Supply Group). The purpose of these tables is to provide the financial position, results of operations and cash flows of the group of entities which own substantially all of the collateral securing the Senior Secured Notes and are subject to the restrictions of the indenture. For purposes if this presentation, investments in consolidated subsidiaries are accounted for under the equity method.
     Prior periods have been prepared to conform to the Company’s current organizational structure.

CONDENSED CONSOLIDATING BALANCE SHEET
NINE MONTHS ENDING SEPTEMBER 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services. Inc. and
	Services. Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands. except per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,065	$31,507	$8,161	$—	$41,733
Restricted cash	—	—	1,965	776	—	2,741
Accounts receivable, net	—	11,690	118,155	29,881	—	159,726
Prepaid expenses and other current assets	133	156	11,682	7,474	—	19,445
Assets held for sale	—	31,998	—	—	—	31,998

Total current assets	133	45,909	163,309	46,292	—	255,643

Net property and equipment, net	—	64,028	685,331	88,503	—	837,862

Intercompany receivables (payables)	374,132	(432,934)	(85,403)	144,205	—	—
Intangible assets	—	—	118,094	—	—	118,094
Other assets	10,338	3,487	4,615	6,179	—	24,619
Investments in subsidiaries	238,594	294,826	(202,480)	—	(330,941)	—

Total assets	$623,197	$(24,684)	$683,466	$285,179	$(330,941)	$1,236,218

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$20,938	$—	$100	$1,258	$—	$22,296
Accounts payable	—	2,553	44,700	13,024	—	60,277
Accrued expenses	2,919	1,894	84,455	18,271	—	107,539
Accrued interest	7,956	—	900	170	—	9,026
Foreign taxes payable	—	4,647	—	—	—	4,647
Income taxes payable	512	(2)	8,335	1,112	—	9,957
Other current liabilities	778	—	—	143	—	921

Total current liabilities	33,103	9,092	138,490	33,978	—	214,663

Long-term debt	318,669	136,218	231,580	5,292	—	691,759
Long-term derivative	24,772	—	—	—	—	24,772
Foreign taxes payable	—	31,642	—	—	—	31,642
Deferred income taxes	—	—	5,807	—	—	5,807
Other liabilities	108	844	2,929	4,236	—	8,117

Total liabilities	376,652	177,796	378,806	43,506	—	976,760

Commitments and contingencies

Total equity	246,545	(202,480)	304,660	241,673	(330,941)	259,458

Total liabilities equity	$623,197	$(24,684)	$683,466	$285,179	$(330,941)	$1,236,218

CONDENSED CONSOLIDATING BALANCE SHEET
NINE MONTHS ENDING SEPTEMBER 30, 2009 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Adjustments (3)	Trico Supply Group
ASSETS

Current assets:
Cash and cash equivalents	$2,065	$31,507	$—	$33,572
Restricted cash	—	1,965	—	1,965
Accounts receivable, net	11,690	118,155	—	129,845
Prepaid expenses and other current assets	156	11,682	—	11,838
Assets held for sale	31,998	—	—	31,998

Total current assets	45,909	163,309	—	209,218

Net property and equipment, net	64,028	685,331	—	749,359

Intercompany receivables (payables)	(432,934)	(85,403)	(34,133)	(552,470)
Intangible assets	—	118,094	—	118,094
Other assets	3,487	4,615	6,206	14,308
Investments in subsidiaries	294,826	(202,480)	(92,346)	—

Total assets	$(24,684)	$683,466	$(120,273)	$538,509

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$—	$100	$—	$100
Accounts payable	2,553	44,700	—	47,253
Accrued expenses	1,894	84,455	—	86,349
Accrued interest	—	900	—	900
Foreign taxes payable	4,647	—	—	4,647
Income taxes payable	(2)	8,335	—	8,333

Total current liabilities	9,092	138,490	—	147,582

Long-term debt	136,218	231,580		367,798
Foreign taxes payable	31,642	—	—	31,642
Deferred income taxes	—	5,807	—	5,807
Other liabilities	844	2,929	—	3,773

Total liabilities	177,796	378,806	—	556,602

Commitments and contingencies

Total equity	(202,480)	304,660	(120,273)	(18,093)

Total liabilities equity	$(24,684)	$683,466	$(120,273)	$538,509

(1)	All subsidiaries of the Parent that are provding guarantees including Trico Holding LLC and Trico Marine Cayman L.P., Trico Supply AS, and all subsidiaries below Trico Supply AS and Issuer.

(2)	All subsidiaries of the Parent that are not providing guarantees including Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Servicos Maritimos Ltda., Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Marine Cayman L.P. and Trico Holding LLC that are not part of the Credit Group and investment in subsidiary balances between Issuer and Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,355	$48,132	$30,126	$—	$94,613
Restricted cash	—	—	2,680	886	—	3,566
Accounts receivable, net	—	15,681	108,940	40,531	—	165,152
Prepaid expenses and other current assets	—	967	9,284	(6,876)	—	3,375

Total current assets	—	33,003	169,036	64,667	—	266,706

Net property and equipment, net	1,243	109,701	596,509	96,957	—	804,410

Intercompany receivables (debt and other payables)	386,231	(439,876)	(130,470)	184,115	—	—
Intangible assets	—	—	106,983	—	—	106,983
Other assets	13,051	3,886	3,679	4,021	—	24,637
Investments in subsidiaries	178,321	248,908	(276,448)	—	(150,781)	—

Total assets	$578,846	$(44,378)	$469,289	$349,760	$(150,781)	$1,202,736

LIABILITIES AND EQUITY
Current liabilities:
Short-term and current maturities of long-term debt	$10,000	$—	$71,724	$1,258	$—	$82,982
Accounts payable	—	2,396	32,169	19,307	—	53,872
Accrued expenses	125	2,737	61,537	21,257	—	85,656
Accrued interest	5,303	3,234	1,765	81	—	10,383
Foreign taxes payable	—	4,000	—	—	—	4,000
Income taxes payable	—	—	17,442	691	—	18,133

Total current liabilities	15,428	12,367	184,637	42,594	—	255,026

Long-term debt	383,309	172,195	125,327	6,267	—	687,098
Long-term derivative	1,119	—	—	—	—	1,119
Foreign taxes payable	—	47,508	—	—	—	47,508
Deferred income taxes	372	—	4,732	—	—	5,104
Other liabilities	—	—	2,664	3,337	—	6,001

Total liabilities	400,228	232,070	317,360	52,198	—	1,001,856

Commitments and contingencies

Total equity	178,618	(276,448)	151,929	297,562	(150,781)	200,880

Total liabilities and equity	$578,846	$(44,378)	$469,289	$349,760	$(150,781)	$1,202,736

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2008 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Adjustments(2)	Trico Supply Group
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,355	$48,132	$2	$64,489
Restricted cash	—	2,680	—	2,680
Accounts receivable, net	15,681	108,940	—	124,621
Prepaid expenses and other current assets	967	9,284	—	10,251

Total current assets	33,003	169,036	2	202,041

Net property and equipment, net	109,701	596,509	—	706,210

Intercompany receivables (payables)	(439,876)	(130,470)	(35,631)	(605,977)
Intangible assets	—	106,983	—	106,983
Other assets	3,886	3,679	—	7,565
Investments in subsidiaries	248,908	(276,448)	27,540	—

Total assets	$(44,378)	$469,289	$(8,089)	$416,822

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$—	$71,724	$—	$71,724
Accounts payable	2,396	32,169	—	34,565
Accrued expenses	2,737	61,537	—	64,274
Accrued interest	3,234	1,765	—	4,999
Foreign taxes payable	4,000	—	—	4,000
Income taxes payable	—	17,442	—	17,442

Total current liabilities	12,367	184,637	—	197,004

Long-term debt	172,195	125,327		297,522
Foreign taxes payable	47,508	—	—	47,508
Deferred income taxes	—	4,732	—	4,732
Other liabilities	—	2,664	—	2,664

Total liabilities	232,070	317,360	—	549,430

Commitments and contingencies

Total equity	(276,448)	151,929	(8,089)	(132,608)

Total liabilities and equity	$(44,378)	$469,289	$(8,089)	$416,822

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and investment in subsidiary balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDING SEPTEMBER 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)

Revenues	$—	$20,016	$154,720	$20,089	$(4,970)	$189,855

Operating expenses:
Direct operating expenses	—	18,349	111,594	18,483	(4,970)	143,456
General and administrative	2,208	(230)	10,571	7,045	—	19,594
Depreciation and amortization	—	3,338	12,661	3,325	—	19,324
Impairments	—	(41)	1,225	—	—	1,184
Loss on sales of assets	—	720	42	6	—	768

Total operating expenses	2,208	22,136	136,093	28,859	(4,970)	184,326

Operating income (loss)	(2,208)	(2,120)	18,627	(8,770)	—	5,529

Interest expense, net of amounts capitalized	(10,234)	(5,983)	1,704	(100)	6,026	(8,587)
Interest income	2,428	22	2,246	1,511	(6,026)	181
Unrealized loss on mark-to-market of embedded derivative	(21,026)	—	—	—	—	(21,026)
Refinancing Costs	(90)	—	—	90	—	—
Other income (expense), net	(417)	17,806	10,538	2,599	—	30,526
Equity income (loss) in investees, net of tax	40,518	11,107	9,644	—	(61,269)	—

Income (loss) before income taxes	8,971	20,832	42,759	(4,670)	(61,269)	6,623

Income tax expense (benefit)	(402)	80	(790)	(779)	—	(1,891)

Net income (loss)	9,373	20,752	43,549	(3,891)	(61,269)	8,514
Less: Net (income) attributable to noncontrolling interest (3)	—	—	—	859	—	859

Net income (loss) attributable to the respective entity	$9,373	$20,752	$43,549	$(3,032)	$(61,269)	$9,373

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$20,016	$154,720	$—	$174,736

Operating expenses:
Direct operating expenses	18,349	111,594	—	129,943
General and administrative	(230)	10,571	(8)	10,333
Depreciation and amortization	3,338	12,661	—	15,999
Impairments	(41)	1,225	—	1,184
Loss on sales of assets	720	42	—	762

Total operating expenses	22,136	136,093	(8)	158,221

Operating income (loss)	(2,120)	18,627	8	16,515

Interest expense, net of amounts capitalized	(5,983)	1,704	(1,137)	(5,416)
Interest income	22	2,246	—	2,268
Other income, net	17,806	10,538	—	28,344
Equity income (loss) in investees, net of tax	11,107	9,644	(20,751)	—

Income (loss) before income taxes	20,832	42,759	(21,880)	41,711

Income tax expense (benefit)	80	(790)	—	(710)

Net income (loss)	20,752	43,549	(21,880)	42,421
Less: Net (income) attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to Trico Supply Group	$20,752	$43,549	$(21,880)	$42,421

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in Eastern Marine Service Limited (EMSL).

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDING SEPTEMBER 30, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)

Revenues	$-	$35,567	$149,600	$37,917	$(8,291)	$214,793

Operating expenses:
Direct operating expenses	—	10,345	131,043	22,030	(8,305)	155,113
General and administrative	492	867	8,640	8,791	14	18,804
Depreciation and amortization	—	2,778	15,368	3,527	—	21,673
Impairments	—	—	—	—	—	—
(Gain) loss on sales of assets	—	—	(1)	11	—	10

Total operating expenses	492	13,990	155,050	34,359	(8,291)	195,600

Operating income (loss)	(492)	21,577	(5,450)	3,558	—	19,193

Interest expense, net of amounts capitalized	(11,588)	(9,246)	(156)	1,393	6,915	(12,682)
Interest income	4,779	109	2,360	2,196	(6,915)	2,529
Unrealized gain on mark-to-market of embedded derivative	31,515	—	—	—	—	31,515
Other income (expense), net	—	(9,348)	9,164	134	—	(50)
Equity income (loss) in investees, net of tax	3,562	8,017	(40,455)	—	28,876	—

Income (loss) before income taxes	27,776	11,109	(34,537)	7,281	28,876	40,505

Income tax expense (benefit)	4,451	105	(8,712)	11,471	—	7,315

Net income (loss)	23,325	11,004	(25,825)	(4,190)	28,876	33,190
Less: Net (income) loss attributable to noncontrolling interest (3)	—	(21)	7	(2,839)	—	(2,853)

Net income (loss) attributable to the respective entity	$23,325	$10,983	$(25,818)	$(7,029)	$28,876	$30,337

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$35,567	$149,600	$-	$185,167

Operating expenses:
Direct operating expenses	10,345	131,043	—	141,388
General and administrative	867	8,640	(12)	9,495
Depreciation and amortization	2,778	15,368	—	18,146
Gain on sales of assets	—	(1)	—	(1)

Total operating expenses	13,990	155,050	(12)	169,028

Operating income (loss)	21,577	(5,450)	12	16,139

Interest expense, net of amounts capitalized	(9,246)	(156)	—	(9,402)
Interest income	109	2,360	(989)	1,480
Other income (expense), net	(9,348)	9,164	—	(184)
Equity income (loss) in investees, net of tax	8,017	(40,455)	32,438	—

Income (loss) before income taxes	11,109	(34,537)	31,461	8,033

Income tax expense (benefit)	105	(8,712)	—	(8,607)

Net income (loss)	11,004	(25,825)	31,461	16,640
Less: Net (income) attributable to noncontrolling interest	(21)	7	—	(14)

Net income (loss) attributable to Trico Marine Services, Inc.	$10,983	$(25,818)	$31,461	$16,626

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDING SEPTEMBER 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)

Revenues	$—	$58,228	$370,417	$80,922	$(18,162)	$491,405

Operating expenses:
Direct operating expenses	—	36,731	287,982	65,614	(18,162)	372,165
General and administrative	5,001	1,148	30,411	23,863	—	60,423
Depreciation and amortization	—	8,918	36,239	10,786	—	55,943
Impairments	—	11,553	3,654	—	—	15,207
(Gain) on sales of assets	—	(14,365)	(10)	(2,550)	—	(16,925)

Total operating expenses	5,001	43,985	358,276	97,713	(18,162)	486,813

Operating income (loss)	(5,001)	14,243	12,141	(16,791)	—	4,592

Interest expense, net of amounts capitalized	(29,473)	(22,642)	50	(297)	21,197	(31,165)
Interest income	8,760	215	8,827	5,438	(21,197)	2,043
Unrealized loss on mark-to-market of embedded derivative	(19,611)	—	—	—	—	(19,611)
Gain on conversions of debt	11,330	—	—	—	—	11,330
Refinancing Costs	(6,224)	—	—	—	—	(6,224)
Other income (expense), net	8,061	20,076	9,213	2,782	(8,478)	31,654
Equity income (loss) in investees, net of tax	44,833	11,034	30,588	—	(86,455)	—

Income (loss) before income taxes	12,675	22,926	60,819	(8,868)	(94,933)	(7,381)

Income tax benefit	(98)	(18,699)	(4)	(1,759)	—	(20,560)

Net income (loss)	12,774	41,624	60,823	(7,109)	(94,933)	13,179
Less: Net (income) attributable to noncontrolling interest (3)	—	—	(1)	(404)	—	(405)

Net income (loss) attributable to the respective entity	$12,774	$41,624	$60,822	$(7,513)	$(94,933)	$12,774

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$58,228	$370,417	$—	$428,645

Operating expenses:
Direct operating expenses	36,731	287,982	—	324,713
General and administrative	1,148	30,411	(8)	31,551
Depreciation and amortization	8,918	36,239	—	45,157
Impairments	11,553	3,654	—	15,207
Gain on sales of assets	(14,365)	(10)	—	(14,375)

Total operating expenses	43,985	358,276	(8)	402,253

Operating income	14,243	12,141	8	26,392

Interest expense, net of amounts capitalized	(22,642)	50	(1,137)	(23,729)
Interest income	215	8,827	—	9,042
Other income, net	20,076	9,213	—	29,289
Equity income (loss) in investees, net of tax	11,034	30,588	(41,622)	—

Income before income taxes	22,926	60,819	(42,751)	40,994

Income tax benefit	(18,699)	(4)	—	(18,703)

Net income (loss)	41,624	60,823	(42,751)	59,696
Less: Net (income) attributable to noncontrolling interest	—	(1)	—	(1)

Net income (loss) attributable to Trico Supply Group	$41,624	$60,822	$(42,751)	$59,695

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDING SEPTEMBER 30, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)

Revenues	$—	$95,723	$203,997	$95,655	$(17,115)	$378,260

Operating expenses:
Direct operating expenses	—	47,330	168,497	60,254	(17,129)	258,952
General and administrative	3,561	1,045	17,284	22,607	14	44,511
Depreciation and amortization	—	9,440	21,618	10,257	—	41,315
Impairments	—	—	—	—	—	—
Gain on sales of assets	—	—	(1)	(2,735)	—	(2,736)

Total operating expenses	3,561	57,815	207,398	90,383	(17,115)	342,042

Operating income (loss)	(3,561)	37,908	(3,401)	5,272	—	36,218

Interest expense, net of amounts capitalized	(19,269)	(12,590)	(4,998)	563	15,326	(20,968)
Interest income	7,150	3,018	4,055	8,481	(15,326)	7,378
Unrealized gain on mark-to-market of embedded derivative	29,205	—	—	—	—	29,205
Other income (expense), net	—	(10,976)	9,652	(191)	—	(1,515)
Equity income (loss) in investees, net of tax	22,449	8,021	(25,732)	—	(4,738)	—

Income (loss) before income taxes	35,974	25,381	(20,424)	14,125	(4,738)	50,318

Income tax expense (benefit)	5,964	(350)	(8,051)	10,498	—	8,061

Net income	30,010	25,731	(12,373)	3,627	(4,738)	42,257
Less: Net (income) attributable to noncontrolling interest (3)	—	(21)	(14)	(5,200)	—	(5,235)

Net income (loss) attributable to the respective entity	$30,010	$25,710	$(12,387)	$(1,573)	$(4,738)	$37,022

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$95,723	$203,997	$—	$299,720

Operating expenses:
Direct operating expenses	47,330	168,497	—	215,827
General and administrative	1,045	17,284	(12)	18,317
Depreciation and amortization	9,440	21,618	—	31,058
Gain on sales of assets	—	(1)	—	(1)

Total operating expenses	57,815	207,398	(12)	265,201

Operating income (loss)	37,908	(3,401)	12	34,519

Interest expense, net of amounts capitalized	(12,590)	(4,998)	—	(17,588)
Interest income	3,018	4,055	(989)	6,084
Other income (expense), net	(10,976)	9,652	—	(1,324)
Equity income (loss) in investees, net of tax	8,021	(25,732)	17,711	—

Income (loss) before income taxes	25,381	(20,424)	16,734	21,691

Income tax expense	(350)	(8,051)	—	(8,401)

Net income (loss)	25,731	(12,373)	16,734	30,092
Less: Net (income) attributable to noncontrolling interest	(21)	(14)	—	(35)

Net income (loss) attributable to Trico Supply Group	$25,710	$(12,387)	$16,734	$30,057

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDING SEPTEMBER 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
			(in thousands)
Net cash provided by (used in) operating activities	$(228)	$29,501	$26,259	$10,649	$—	$66,181

Cash flows from investing activities:
Purchases of property and equipment	(490)	(2,246)	(61,951)	(2,113)	—	(66,800)
Proceeds from sales of assets	—	26,224	—	3,800	—	30,024
Return on equity investment in investee	42,662	—	—	—	(42,662)	—
Decrease (increase) in restricted cash	—	—	1,274	109	—	1,383

Net cash provided by (used in) investing activities	42,172	23,978	(60,677)	1,796	(42,662)	(35,393)

Cash flows from financing activities:
Proceeds from issuance of senior convertible debentures	(12,676)	—	—	—	—	(12,676)
Borrowings (repayments) from debt, net	(14,653)	(63,507)	11,322	(627)	—	(67,465)
Borrowings (repayments) on debt between subs, net	12,099	(6,289)	(20,810)	15,000	—	—
Debt issuance costs	—	(430)	—	—	—	(430)
Dividend to parent	—	—	—	(42,662)	42,662	—
Capital contribution	(20,490)	579	19,911	—	—	—
Contribution from noncontrolling interest	—	—	—	(6,120)	—	(6,120)
Debt refinancing costs	(6,224)	—	—	—	—	(6,224)

Net cash provided by (used in) financing activities	(41,944)	(69,647)	10,423	(34,409)	42,662	(92,915)

Effect of exchange rate changes on cash and cash equivalents	—	1,878	7,369	—	—	9,247

Net increase (decrease) in cash and cash equivalents	—	(14,290)	(16,626)	(21,964)	—	(52,880)

Cash and cash equivalents at beginning of period	—	16,355	48,133	30,125	—	94,613

Cash and cash equivalents at end of period	$—	$2,065	$31,507	$8,161	$—	$41,733

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Credit Group

Net cash provided by (used in) operating activities	$29,501	$26,259	$55,760

Cash flows from investing activities:
Purchases of property and equipment	(2,246)	(61,951)	(64,197)
Proceeds from sales of assets	26,224	—	26,224
Decrease (increase) in restricted cash	—	1,274	1,274

Net cash provided by (used in) investing activities	23,978	(60,677)	(36,699)

Cash flows from financing activities:
Borrowings (repayments) from debt, net	(63,507)	11,322	(52,185)
Borrowings (repayments) on debt between subsidiaries, net	(6,289)	(20,810)	(27,099)
Debt issuance costs	(430)	—	(430)
Capital Contribution	579	19,911	20,490

Net cash provided by (used in) financing activities	(69,647)	10,423	(59,224)

Effect of exchange rate changes on cash and cash equivalents	1,878	7,369	9,247

Net increase (decrease) in cash and cash equivalents	(14,290)	(16,626)	(30,916)

Cash and cash equivalents at beginning of period	16,355	48,133	64,488

Cash and cash equivalents at end of period	$2,065	$31,507	$33,572

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDING SEPTEMBER 30, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)

Net cash provided by (used in) operating activities	$(1,277)	$73,067	$(4,074)	$3,969	$—	$71,685

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	—	(644,271)	137,320	—	—	(506,951)
Purchases of property and equipment	—	(825)	(63,908)	(13,671)	—	(78,404)
Proceeds from sales of assets	—	—	—	7,023	—	7,023
Return on equity investment in investee	4,779	—	—	—	(4,779)	—
Settlement of hedge instrument	—	—	8,151	—	—	8,151
Decrease (increase) in restricted cash	—	—	(84)	2,659	—	2,575

Net cash provided by (used in) investing activities	4,779	(645,096)	81,479	(3,989)	(4,779)	(567,606)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	11,615	—	—	—	—	11,615
Proceeds from issuance of senior convertible debentures	300,000	—	—	—	—	300,000
Borrowings (repayments) from debt, net	46,459	162,482	(32,161)	(2,674)	—	174,106
Borrowings (repayments) on debt between subs, net	(340,642)	340,642	(10,000)	10,000	—	—
Capital contributions	(7,694)	—	—	7,694	—	—
Dividend to parent	—	—	—	(4,779)	4,779	—
Debt issuance costs	(13,240)	(2,800)	(462)	—	—	(16,502)

Net cash provided by (used in) financing activities	(3,502)	500,324	(42,623)	10,241	4,779	469,219

Effect of exchange rate changes on cash and cash equivalents	—	(4,731)	(4,562)	—	—	(9,293)

Net increase (decrease) in cash and cash equivalents	—	(76,436)	30,220	10,221	—	(35,995)

Cash and cash equivalents at beginning of period	—	82,585	37,591	11,287	—	131,463

Cash and cash equivalents at end of period	$—	$6,149	$67,811	$21,508	$—	$95,468

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Credit Group

Net cash provided by (used in) operating activities	$73,067	$(4,074)	$68,993

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	(644,271)	137,320	(506,951)
Purchases of property and equipment	(825)	(63,908)	(64,733)
Sale of hedge instrument	—	8,151	8,151
Increase in restricted cash	—	(84)	(84)

Net cash provided by (used in) investing activities	(645,096)	81,479	(563,617)

Cash flows from financing activities:
Borrowings (repayments) from debt, net	162,482	(32,161)	130,321
Borrowings (repayments) on debt between subsidiaries, net	340,642	(10,000)	330,642
Debt issuance costs	(2,800)	(462)	(3,262)

Net cash provided by (used in) financing activities	500,324	(42,623)	457,701

Effect of exchange rate changes on cash and cash equivalents	(4,731)	(4,562)	(9,293)

Net increase (decrease) in cash and cash equivalents	(76,436)	30,220	(46,216)

Cash and cash equivalents at beginning of period	82,585	37,591	120,176

Cash and cash equivalents at end of period	$6,149	$67,811	$73,960

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and our Current Report on Form 8-K filed October 9, 2009. Unless otherwise indicated, any reference to (i) “Notes” refers to the Notes to the Condensed Consolidated Financial Statements included herein, (ii) “Gulf of Mexico” refers to the U.S. Gulf of Mexico and (iii) “Mexico” refers to the Mexican Gulf of Mexico.
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
Overview
     We are an integrated provider of subsea services, subsea trenching and protection services and offshore supply vessels (“OSVs”) to oil and natural gas exploration and production companies that operate in major offshore producing regions around the world. We acquired Active Subsea in 2007 and DeepOcean and CTC Marine in 2008. As a result of these acquisitions, our subsea operations, including technologically advanced and often proprietary services performed in demanding subsea environments, represented approximately 84% of our revenues for the third quarter of 2009. The remainder of our revenue is attributable to our legacy towing and supply business. We operate through three business segments: (1) subsea services, represented primarily by the operations of DeepOcean and seven subsea platform supply vessels, or SPSVs, from our historic operations; (2) subsea trenching and protection, represented by the operations of CTC Marine; and (3) towing and supply, represented primarily by our historical operation of marine supply vessels.
     The revenues and costs for our subsea services segment primarily are determined by the scope of individual projects and in certain cases by multi-year contracts. Subsea services projects may utilize any combination of vessels, both owned and leased, and components of our non-fleet equipment consisting of remotely-operated vehicles (“ROVs”), installation handling equipment, and survey equipment. The scope of work, complexity, and area of operation for our projects will determine what assets will be deployed to service each respective project. Rates for our subsea services typically include a composite day rate for the utilization of a vessel and/or the appropriate equipment for the project, as well as the crew. These day rates can be fixed or variable and are primarily influenced by the specific technical requirements of the project, the availability of the required vessels and equipment and the project’s geographic location and competition. Occasionally, projects are based on unit-rate contracts (based on units of work performed, such as miles of pipeline inspected per day) and occasionally through lump-sum contractual arrangements. In addition, we generate revenues for onshore engineering work, post processing of survey data, and associated reporting. The operating costs for the subsea services segment primarily reflect the rental or ownership costs for our leased vessels and equipment, crew compensation costs, supplies and marine insurance. Our customers are typically responsible for mobilization expenses and fuel costs. Variables that may affect our subsea services segment include the scope and complexity of each project, weather or environmental downtime, and water depth. Delays or acceleration of projects will result in fluctuations of when revenues are earned and costs are incurred but generally they will not materially affect the total amount of costs.
     The revenues and costs for our subsea trenching and protection segment are also primarily determined by the scope of individual projects. Based on the overall scale of the respective projects, we may utilize any combination of engineering services, assets and personnel, consisting of a vessel that deploys a subsea trenching asset, ROV and survey equipment, and supporting offshore crew and management. Our asset and personnel deployment is also dependent on various other factors such as subsea soil conditions, the type and size of our customer’s product and water depth. Revenues for our subsea trenching and protection segment include a composite daily rate for the utilization of vessels and assets plus fees for engineering services, project management services and equipment mobilization. These daily rates will vary in accordance with the complexity of the project, existing framework agreements with clients, competition and geographic location. The operating costs for this segment predominately reflect the rental of its leased vessels, the hiring of third party equipment (principally ROVs and survey equipment which we sometimes hire from our subsea services segment), engineering personnel, crew compensation and depreciation on subsea assets. The delay or acceleration of the commencement of customer offshore projects will result in fluctuations in the timing of recognition of revenues and related costs, but generally will not materially affect total project revenues and costs.
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
Our Outlook
     Our results of operations are highly dependent on the level of operating and capital spending for exploration and development by the energy industry, among other things. The energy industry’s level of operating and capital spending is substantially related to the demand for natural resources, the prevailing commodity price of natural gas and crude oil, and expectations for such prices. During periods of low commodity prices, our customers may reduce their capital spending budgets which could result in reduced demand for our services. Other factors that influence the level of capital spending by our customers which are beyond our control include: worldwide demand for crude oil and natural gas and the cost of exploring for and producing oil and natural gas which can be affected by environmental regulations, significant weather conditions, maintenance requirements and technological advances that affect energy and its usage.

     For the remainder of 2009, we will continue to focus on the following key areas:
     Reduce our debt level and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements. We have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow. We will also work towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year.
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
     Expand our presence in additional subsea services markets. In contrast to the overall market served by our traditional towing and supply business, we believe the subsea market is growing and will provide a higher rate of return on our services. We have increased our marketing efforts to expand our subsea services business in West Africa, Southeast Asia / China, Brazil, the Middle East, the United States and Mexico. For the third quarter of 2009, our aggregate revenues in these markets represented 45% of our revenue in subsea operations. Through our legacy towing and supply business, we have strong relationships with important customers, such as a contractor of Pemex, Statoil and CNOOC, and an in-depth understanding of their bidding procedures, technical requirements and needs. We are leveraging this infrastructure to expand our subsea services and subsea trenching and protection businesses around the world.
     Invest in growth of our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We have contracted for the building of three new MPSVs (the Trico Star, Trico Service and Trico Sea), which are expected to be delivered in the first, second and third quarters of 2010, respectively. Our remaining committed capital expenditures related to these vessels is approximately $40 million. We also lease many of the vessels used in our subsea services and subsea trenching and protection businesses. This gives us the opportunity to expand our business without large incremental capital expenditures, to match vessel capabilities with project requirements, and to benefit from periods of oversupply of vessels. We believe having an up-to-date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. Finally, we invest in ROVs and subsea trenching and protection equipment. We have recently completed the construction of the RT-1 and the UT-1 further enhancing our capabilities. We view our future expenditures for such assets as discretionary in nature, and we will only undertake them to the extent we believe they are economically justified.
     Reduce exposure to a declining offshore towing and supply vessel business. Over time, we believe transitioning away from a low growth, commoditized towing and supply business toward specialized subsea services will result in improved operating results. In 2009, we sold a PSV and five OSVs for aggregate proceeds of $29.8 million. We have also executed agreements for the sale of two North Sea class vessels for approximately $37 million which have been subsequently closed. We will continue to look for opportunities to divest non-core or underperforming towing and supply assets. We will also continue to position our towing and supply vessels in markets where we believe we have a competitive advantage or that have positive fundamentals.
Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experiences different impacts from the current overall economic slowdown, crisis in the credit markets, and decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and China and will continue to focus our efforts on increasing our market presence in those regions in the last three months of 2009. For the remainder of 2009, we expect, in general, further declines in exploration and production spending, offshore drilling worldwide, and construction spending, but we anticipate overall subsea spending to increase based on unit growth in new subsea installation and a large base of installed units.
     Subsea Services. Although projects may be postponed as a result of low commodity prices, we have not had any contracts canceled in 2009; however, some of our projects have been delayed until the second half of 2009 and into 2010. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending occurring in 2008. We have seen no material decline in pricing for subsea services when compared to contracts awarded in 2008.
     Subsea Protection and Trenching. For the remainder of 2009, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We generally expect a weak market in the North Sea, but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including Southeast Asia / China, Australia, the Mediterranean and Brazil.
     Towing and Supply. During 2009, we have experienced significant declines in utilization and day rates in the Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices in addition to seasonality for our AHTS vessels in the North Sea. We have started to take appropriate measures to reduce our cost structure accordingly and to mobilize vessels in these regions to regions with increased activity. Our current view of the worldwide OSV market is that the combination of reduced customer spending on offshore drilling coupled with the likely level of newly built vessels to be delivered in the remainder of 2009 and 2010, that day rates and utilization in most markets, including the North Sea, Gulf of Mexico and West Africa, will remain very weak.
Market Outlook — Credit Environment
     Through the latter half of 2008 we saw, and during the first nine months of 2009 we have continued to see, lenders take steps to initiate procedures to reduce their overall exposure to one company (which will limit our ability to seek new financing from existing lenders), increase margins and improve their collateral position. Should we desire to further refinance existing debt or access capital markets for new financing after our $400 million Senior Secured Notes offering, we expect terms and conditions of such refinancing or access to capital markets to be challenging throughout the remainder of 2009. The recent $400 million Senior Secured Notes issuance reduces current maturities of debt to $22.3 million.
Other Items
     Senior Secured Notes and Other Debt. Our wholly-owned subsidiary Trico Shipping AS (“Trico Shipping”) has successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 (the “Senior Secured Notes”) through an offering to qualified institutional buyers within the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to persons outside the United States pursuant to Regulation S under the Securities Act. The Senior Secured Notes were issued at a price of $96.393 per $100 in face value, yielding gross proceeds of $385.6 million. Estimated debt related fees and costs are approximately $15 million, yielding net proceeds of approximately $370 million which was primarily used to repay debt. The Senior Secured Notes will mature on November 1, 2014 and interest, payable on May 1 and November 1, will accrue at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of the Trico Supply Group. The Senior Secured Notes will be guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS, and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc.
     We used the net proceeds from the sale of the Senior Secured Notes to repay approximately $368 million of debt of Trico Supply and its subsidiaries outstanding at May 14, 2009. See Notes 6 and 19. Because the Senior Secured Notes are not registered under the Securities Act or applicable state securities laws, the Senior Secured Notes may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
     In conjunction with the closing of the Senior Secured Notes, we amended the terms of the $50 million U.S. Credit Facility. The maturity date was extended to December 31, 2011 and the amount available will be decreased from $35 million to $25 million with quarterly amortizations beginning January 1, 2010 upon application of the sales proceeds from the Northern Clipper. The covenants were modified to (i) increase the Consolidated Leverage Ratio for the periods beginning December 31, 2009, (ii) amend the calculation of EBITDA for the Consolidated Leverage Ratio to exclude the effect of changes in the value of the embedded derivative associated with the 8.125% Senior Convertible Debentures, (iii) change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and (iv) add a collateral coverage requirement. The amendment also added certain limitations on our ability to pay amortization payments in cash on the 8.125%

Senior Convertible Debentures, the first payment of which is due August 1, 2010.
     We also entered into a new $33 million Working Capital Facility with Trico Shipping AS as the borrower. This facility will expire on December 31, 2011 and quarterly amortizations begin January 1, 2010. Up to $10 million of the facility may be used for letters of credit and will replace existing letter of credit facilities currently used by CTC and DeepOcean. This facility will share in the collateral with the Senior Secured Notes and will not have any financial covenants.
     Acquisition of DeepOcean and CTC Marine. On May 15, 2008, we initiated a series of events and transactions that resulted in our acquiring 100% of DeepOcean and its wholly-owned subsidiary CTC Marine. The acquisition price for DeepOcean and CTC Marine was approximately $700 million. To fund the transactions we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures and the issuance of phantom stock units. DeepOcean’s and CTC Marine’s results are included in our results of operations from the date of acquisition, and significantly affected every component of our 2008 operating income as compared with our prior year-to-date results.
     Proxy Contest. The costs associated with our 2009 annual meeting were significantly higher due to the fact that Kistefos AS, a private investment company in Norway, made nine proposals (eight of which Trico opposed). Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) were approximately $1.6 million which were recognized for the nine month period ending September 30, 2009.
     6.5% Convertible Notes Exchange. In the first six months of 2009, various holders of our 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to an interest make-whole provision and 605,759 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. On May 11, 2009, we entered into exchange agreements, or the Exchange Agreements, with all remaining holders of the 6.5% Debentures. Pursuant to the Exchange Agreements, holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of 8.125% Debentures, $50 in cash and 12 shares of our common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). At closing, we exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of common stock, warrants exercisable for 2,681,484 shares of common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million. The 8.125% Debentures are governed by an indenture, dated as of May 14, 2009, between us and Wells Fargo Bank, National Association, as trustee. This indenture was filed with the SEC as part of a current report on Form 8-K issued on May 19, 2009. Under the terms of the indenture, if the holders elect to convert prior to May 2011, they would not be entitled to an interest make-whole provision. The 8.125% Debentures are our senior secured obligations and are secured by a second lien on certain of the assets that serve as security for our $50 million U.S. credit facility. The 8.125% Debentures are effectively subordinated to all of our other existing and future secured indebtedness to the extent of the value of our assets collateralizing this indebtedness and any liabilities of our subsidiaries.
     Volstad Impairment. In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS for the sole purpose of creating an entity that would finance the construction of a new vessel. This entity is fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment to obtain financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, our total vessel construction commitments were reduced by $41.6 million. On June 26, 2009, we reached an agreement with Volstad in which DeepOcean AS withdrew from the partnership, CTC Marine was relieved of obligations under the time charter with the partnership and we were indemnified in full against claims of either Volstad or the shipyard building the vessel. Our sole obligation to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel was completed in July 2009. Based on the outcome of those negotiations, we recorded a $14.0 million asset and investment impairment in 2009, which is reflected in the accompanying Statement of Income under “Impairment”. No remaining assets or investments associated with this partnership are on our books.
     Asset Sales. On April 28, 2009, we sold a platform supply vessel for $26.0 million in net proceeds. The sale of this vessel required a prepayment of approximately $14.9 million for our $200 million revolving credit facility as the vessel served as security for that facility. During June 2009, we sold five supply vessels for a total of $3.8 million. The sale of these vessels did not require a debt prepayment. In October 2009, the Company sold a platform supply vessel for $20.0 million in net proceeds and an anchor handling, towing and supply vessel for $17.0 million in net proceeds. These vessels were included in assets held for sale in the Balance Sheet at September 30, 2009.
Results of Operations
     The following table summarizes our consolidated results of operations for the three and nine month periods ending September 30, 2009 and 2008 (in thousands, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
		As adjusted,				As adjusted,
		see Notes 7				see Notes 7
		and 15				and 15
Revenues:
Subsea services	$79,953	$102,112	$(22,159)	(22)%	$217,515	$152,315	$65,200	43%
Subsea trenching and protection	79,693	52,493	27,200	52%	174,096	67,957	106,139	156%
Towing & supply	30,209	60,188	(29,979)	(50)%	99,794	157,988	(58,194)	(37)%

Total revenues	189,855	214,793	(24,938)	(12)%	491,405	378,260	113,145	30%
Operating income (loss):
Subsea services	1,868	4,116	(2,248)	(55)%	(14,003)	12,070	(26,073)	(216)%
Subsea trenching and protection	14,969	5,886	9,083	154%	26,648	3,384	23,264	687%
Towing & supply	(5,178)	15,401	(20,579)	(134)%	11,806	37,670	(25,864)	(69)%
Corporate	(6,130)	(6,210)	80	(1)%	(19,859)	(16,906)	(2,953)	17%

Total operating income	5,529	19,193	(13,664)	(71)%	4,592	36,218	(31,626)	(87)%
Interest income	181	2,529	(2,348)	(93)%	2,043	7,378	(5,335)	(72)%
Interest expense, net of amounts capitalized	(8,587)	(12,682)	4,095	(32)%	(31,165)	(20,968)	(10,197)	49%
Unrealized gain (loss) on mark-to-market of embedded derivative	(21,026)	31,515	(52,541)	(167)%	(19,611)	29,205	(48,816)	(167)%
Gain on conversions of debt	—	—	—	0%	11,330	—	11,330	100%
Refinancing costs	—	—	—	0%	(6,224)	—	(6,224)	100%
Foreign exchange gain (loss)	30,543	(25)	30,568	(122,272)%	33,106	1,548	31,558	2,039%
Other expense, net	(17)	(25)	8	(32)%	(1,452)	(3,063)	1,611	(53)%

Income (loss) before income taxes	6,623	40,505	(33,882)	(84)%	(7,381)	50,318	(57,699)	(115)%
Income tax (benefit) expense	(1,891)	7,315	(9,206)	(126)%	(20,560)	8,061	(28,621)	(355)%

Net income	8,514	33,190	(24,676)	(74)%	13,179	42,257	(29,078)	(69)%
Less: Net (income) loss attributable to the noncontrolling interest	859	(2,853)	3,712	(130)%	(405)	(5,235)	4,830	(92)%

Net income attributable to Trico Marine Services, Inc.	$9,373	$30,337	$(20,964)	(69)%	$12,774	$37,022	$(24,248)	(65)%

     The following information on day rates, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Month	Three Months Ended		Nine Months Ended
	Ended	September 30,		September 30,
	October 31, 2009	2009	2008	2009	2008
Average Day Rates:
Subsea
MSVs (1)	$90,554	$86,772	$83,403	$79,020	$78,776
SPSVs/MPSVs (2)	26,421	26,995	22,422	25,449	20,913

Subsea Trenching and Protection	$140,717	$141,049	$163,254	$123,278	$168,791

Towing and Supply
North Sea Class (3)	$16,008	$17,796	$27,572	$18,042	$26,471
OSVs (4)	6,781	6,167	7,856	6,694	7,439

Utilization:
Subsea
MSVs	66%	91%	80%	86%	80%
SPSVs/MPSVs	58%	71%	78%	73%	83%

Subsea Trenching and Protection	93%	97%	100%	96%	92%

Towing and Supply
North Sea Class	78%	83%	97%	80%	90%
OSVs	66%	61%	87%	65%	82%

Average number of Vessels:
Subsea
MSVs	10.0	10.0	9.4	9.6	9.2
SPSVs/MPSVs	7.0	7.5	5.4	7.2	5.1

Subsea Trenching and Protection	4.4	4.4	3.7	4.2	3.2

Towing and Supply
North Sea Class	10.0	12.0	13.0	12.4	13.0
OSVs	29.0	33.0	38.0	36.1	38.1

(1)	Multi-purpose service vessels

(2)	Subsea platform supply vessels/Multi-purpose platform supply vessels

(3)	Anchor handling, towing and supply vessels and platform supply vessels

(4)	Offshore supply vessels
Overall Results
     For the three months ended September 30, 2009, we reported net income attributable to Trico Marine Services, Inc. of $9.4 million on revenues of $189.9 million compared to net income attributable to Trico Marine Services, Inc. of $30.3 million on revenues of $214.8 million for the same period in 2008. For the nine months ended September 30, 2009, we reported net income attributable to Trico Marine Services, Inc. of $12.8 million on revenues of $491.4 million compared to net income attributable to Trico Marine Services, Inc. of $37.0 million on revenues of $378.3 million for the same period in 2008. The 2009 results include an impairment charge of $15.2 million primarily related to our withdrawal from the Volstad partnership ($14.0 million), incremental results from the DeepOcean acquisition in May 2008, two newbuild vessels that were delivered in the second half of 2008 and a gain realized on the sale of six vessels in the second quarter of 2009 partially offset by decreases in our traditional towing and supply operations due to weaknesses in the Gulf of Mexico and North Sea regions as a consequence of declines in the overall markets coupled with newbuild vessels entering the North Sea market.

Segment Results
Subsea Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands, except percentages)
Revenues	$79,953	$102,112	$(22,159)	(22%)	$217,515	$152,315	$65,200	43%

Operating expenses:
Direct operating expenses	63,210	84,469	(21,259)	(25%)	176,747	120,089	56,658	47%
General and administrative	4,009	3,740	269	7%	12,151	5,120	7,031	137%
Depreciation and amortization	9,682	9,787	(105)	(1%)	27,413	15,036	12,377	82%
Impairments	1,184	—	1,184	100%	15,207	—	15,207	100%

Total operating expenses	78,085	97,996	(19,911)	(20%)	231,518	140,245	91,273	65%

Operating income (loss)	$1,868	$4,116	$(2,248)	(55%)	$(14,003)	$12,070	$(26,073)	(216%)

     Revenues decreased $22.2 million and increased $65.2 million for the three and nine month periods ended September 30, 2009 as compared to the same periods in the prior year. The year-to-date increase is primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $63.2 million. The three month period decrease is primarily due to revenues associated with the Kittiwake project, a joint project between DeepOcean and CTC utilizing the Volantis, which was completed in the third quarter of 2008. This segment also includes revenues from SPSVs that were previously part of our Towing and Supply segment of $7.4 million and $27.9 million for the three and nine month periods ended September 30, 2009, respectively, a decrease of $1.8 million and an increase of $2.0 million compared to the same periods in prior year. The decrease for the three month period is primarily due to lower utilization in the North Sea and the increase for the nine month period is primarily due to incremental revenues from two newbuild vessels delivered in the second half of 2008.
     This segment reported operating income of $1.9 million and an operating loss of ($14.0) million for the three and nine month periods ended September 30, 2009, respectively, compared to operating income of $4.1 million and $12.1 million for the same prior year periods. The year-to-date 2009 operating loss includes an impairment charge of $15.2 million primarily related to our investment in a partnership for the construction of a new vessel, the Deep Cygnus, of $14.0 million and $1.2 million due to the cancellation of a contract for equipment. In the second quarter of 2009, we withdrew from the partnership as it had been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. For the three month period ended September 30, 2009 (excluding the impairment), operating income decreased slightly as the third quarter of 2008 included results from the Kittiwake project. For the nine month period ended September 30, 2009 (excluding the impairment), operating results decreased compared to the same period in the prior year as this segment was adversely affected by the loss of revenue days on two subsea vessels that are time chartered from a third-party vessel owner due to mechanical issues. Additionally, one of our large subsea vessels, the Atlantic Challenger, completed an extensive regulatory dry docking after working for five years in Mexico, which negatively affected our operating results in the first part of the year as it was brought back into service. We made the decision to expand the service offerings on the Atlantic Challenger and market the vessel outside of Mexico. In April 2009, as previously announced, the Atlantic Challenger was awarded a term contract in China at approximately $135,000 per day. For the previous five years, the vessel was on contract in Mexico at an average day rate of approximately $40,000 per day. Additionally, results are typically lower in the first quarter of the year due to project delays related to harsh weather conditions. In September, the average day rate for our DeepOcean multi-purpose service vessels was $90,848 and utilization was almost 89%, up 7% and 11%, over the third quarter of 2008, respectively. General and administrative and depreciation and amortization costs are higher in 2009 due to prior year only reflecting activity since May 2008 when we acquired DeepOcean.

Subsea Trenching and Protection

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands, except percentages)
Revenues	$79,693	$52,493	$27,200	52%	$174,096	$67,957	$106,139	156%

Operating expenses:
Direct operating expenses	55,286	37,915	17,371	46%	120,734	51,185	69,549	136%
General and administrative	4,660	2,679	1,981	74%	13,240	4,947	8,293	168%
Depreciation and amortization	4,795	6,013	(1,218)	(20%)	13,507	8,441	5,066	60%
Gain on sale of assets	(17)	—	(17)	100%	(33)	—	(33)	100%

Total operating expenses	64,724	46,607	18,117	39%	147,448	64,573	82,875	128%

Operating income	$14,969	$5,886	$9,083	154%	$26,648	$3,384	$23,264	687%

     Revenues increased $27.2 million and $106.1 million for the three and nine month periods ended September 30, 2009 and operating income increased $9.1 million and $23.3 million for the three and nine month periods ended September 30, 2009, respectively, compared to the same prior year periods. Increases are primarily due to the utilization of three additional vessels in 2009 as compared to 2008. CTC utilized the Atlantic Challenger, which was reflected in DeepOcean’s operations in 2008, along with the Trico Sabre and Deep Cygnus (for Ekofisk Lofs project) for additional revenues of approximately $18.0 million.
     This segment was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean in May 2008, therefore the comparative year-to-date prior year information is limited. This segment’s day rates are a composite daily rate for the utilization of vessels and assets plus fees for engineering services, project management services and equipment mobilization and will vary based on the project complexity, existing framework agreements with clients, competition and geographic location. In 2009, CTC has been awarded term contracts in excess of $134 million, $123 million of which is scheduled for completion in 2009.
Towing and Supply

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands, except percentages)
Revenues	$30,209	$60,188	$(29,979)	(50%)	$99,794	$157,988	$(58,194)	(37%)

Operating expenses:
Direct operating expenses	24,960	32,729	(7,769)	(24%)	74,684	87,678	(12,994)	(15%)
General and administrative	4,873	6,223	(1,350)	(22%)	15,401	17,639	(2,238)	(13%)
Depreciation and amortization	4,769	5,825	(1,056)	(18%)	14,787	17,737	(2,950)	(17%)
(Gain) loss on sales of assets	785	10	775	7,750%	(16,884)	(2,736)	(14,148)	517%

Total operating expenses	35,387	44,787	(9,400)	(21%)	87,988	120,318	(32,330)	(27%)

Operating income (loss)	$(5,178)	$15,401	$(20,579)	(134%)	$11,806	$37,670	$(25,864)	(69%)

     Revenues decreased $30.0 million and $58.2 million for the three and nine month periods ended September 30, 2009 and operating income decreased $20.6 million and $25.9 million for the same periods respectively, as compared to the prior year periods. The decreases in revenues and operating income (loss) are due to weaknesses in the Gulf of Mexico, North Sea and West Africa regions as a consequence of declines in the overall markets coupled with newbuild vessels entering the North Sea market. The year-to-date operating income decrease was partially offset by gains on asset sales of approximately $17 million primarily related to the sale of a platform supply vessel in the North Sea and five Gulf of Mexico supply boats.
     In this operating segment, a significant amount of the operating costs are fixed and therefore require longer lead times to implement cost structure changes, such as stacking vessels and reducing the work force. We initiated these type of changes starting in the second quarter of 2009, with full realization in the third quarter of 2009 as reflected in the higher reduction in direct operating expenses and general and administrative costs of 24% and 22%, respectively, compared to nine month changes.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
General and administrative	$6,052	$6,162	$(110)	(2%)	$19,631	$16,805	$2,826	17%
Depreciation and amortization	78	48	30	63%	236	101	135	134%
Gain on sales of assets	—	—	—	0%	(8)	—	(8)	100%

Total operating expenses	6,130	6,210	(80)	(1%)	19,859	16,906	2,953	17%

Operating income (loss)	$(6,130)	$(6,210)	$80	(1%)	$(19,859)	$(16,906)	$(2,953)	17%

     Corporate expenses were $6.1 million and $19.9 million in the three and nine months ended September 30, 2009, respectively, as compared to $6.2 million and $16.9 million for the same prior year periods. The year-to-date increase in expenses primarily reflects legal costs related to the proxy contest and increased personnel and other operating costs to support a substantially larger company due to the acquisition of DeepOcean in May 2008.
Other Items

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in thousands, except percentages)
Interest income	$181	$2,529	$(2,348)	(93%)	$2,043	$7,378	$(5,335)	(72%)
Interest expense, net of amounts capitalized	(8,587)	(12,682)	4,095	(32%)	(31,165)	(20,968)	(10,197)	49%
Unrealized gain (loss) on mark-to-market of embedded derivative	(21,026)	31,515	(52,541)	(167%)	(19,611)	29,205	(48,816)	(167%)
Gain on conversions of debt	—	—	—	0%	11,330	—	11,330	100%
Refinancing costs	—	—	—	0%	(6,224)	—	(6,224)	100%
Foreign exchange gain (loss)	30,543	(25)	30,568	(122,272%)	33,106	1,548	31,558	2,039%
Other expense, net	(17)	(25)	8	(32%)	(1,452)	(3,063)	1,611	(53%)
Income tax (benefit) expense	(1,891)	7,315	(9,206)	(126%)	(20,560)	8,061	(28,621)	(355%)
Net (income) loss attributable to the noncontrolling interest	859	(2,853)	3,712	(130%)	(405)	(5,235)	4,830	(92%)
     Interest Income. Interest income for the three and nine months ended September 30, 2009 was $0.2 million and $2.0 million, respectively, a decrease of $2.3 million and $5.3 million compared to the same periods in 2008 due to lower cash balances with the acquisition of DeepOcean in May 2008 and lower interest rates in the current year.
     Interest Expense. Interest expense decreased $4.1 million and increased $10.2 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in interest expense for the three month period is due to lower debt balances and decreased interest rates. The increase for the year-to-date expense is attributed to nine months of interest expense in 2009 versus approximately five in 2008 on the debt incurred and assumed when we acquired DeepOcean and CTC Marine in May 2008. We capitalize interest related to vessels currently under construction. Capitalized interest for the three and nine months ended September 30, 2009 totaled $4.7 million and $14.4 million, respectively, and $6.7 million and $12.5 million, respectively, for the same periods in 2008.
     Unrealized Gain on Mark-to-Market of Embedded Derivative. The authoritative guidance for derivative instruments and hedging activities requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. The calculation of the fair value of the derivatives requires the use of a Monte Carlo simulation lattice option-pricing model. On the date of the exchange, the fair value of the embedded derivative associated with our new 8.125% Debentures was $4.7 million. On September 30, 2009, the estimated fair value of the 8.125% Debenture derivative was $24.8 million resulting in a $21.0 million and $20.0 million non-cash unrealized loss for the three and nine months ended September 30, 2009, respectively. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange and the unrealized gain for the nine months ended September 30, 2009 was $0.4 million. Any increase in our stock price will result in non-cash unrealized losses being recognized in future periods and such amounts could be material.

     Gain on Conversions of Debt. During 2009, various holders of our previous 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized gains on conversions of $11.3 million for the nine months ended September 30, 2009.
     Refinancing Costs. In connection with the exchange of our 6.5% Debentures for the 8.125% Debentures, we incurred refinancing costs primarily related to investment banker and legal costs that are expensed as incurred under modification accounting which totaled $6.2 million for the nine months ended September 30, 2009.
     Foreign Exchange Gain (Loss). Foreign exchange gain (loss) for the three and nine months ended September 30, 2009 was $30.5 million and $33.1 million, respectively, an increase of $30.6 million and $31.6 million compared to the same periods in 2008 due primarily to the U.S. Dollar weakening in relation to the NOK by 10% from the second quarter of 2009 to the third quarter of 2009. The foreign exchange gain was primarily generated from a change in our $200 million Revolving Credit Facility from a NOK denominated loan to a U.S. Dollar denominated loan and intercompany notes receivable held by DeepOcean that is denominated in a currency other than the functional currency and is expected to be repaid in the future. Additionally, we expect to see volatility in the future in our income statement due to the $400 million Senior Secured Notes that are U.S. Dollar denominated on NOK functional currency books. Please see Item 3. Quantitative and Qualitative Market Risk Disclosures” for further discussion on our foreign currency exposure.”
     Income Tax (Benefit) Expense. Our income tax expense/(benefit) for the three and nine months ended September 30, 2009 was $(1.9) million and $(20.6) million compared to $7.3 million and $8.1 million for the comparable prior year periods. The income tax expense/(benefit) for each period is primarily associated with our U.S. federal, state and foreign taxes. Our tax benefit for the three and nine month periods ending September 30, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, our permanent reinvestment of foreign earnings, nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 6 and state and foreign taxes. Absent the $18.6 million benefit recognized in 2009 related to the Norwegian law change, we would expect an annual effective tax rate benefit of (12.1)%. Our effective tax rate is subject to wide variations given its structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall plan could have a significant impact on the estimated rate. At September 30, 2008, our tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, our permanent reinvestment of foreign earnings and state and foreign taxes. Also impacting our tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during 2008.
     Noncontrolling Interest. The noncontrolling interest in the (income) loss of our consolidated subsidiaries was $0.9 million for the three months and $(0.4) million for the nine months ended September 30, 2009, compared to income of $2.9 million and $5.2 million, respectively, for the same periods in September 2008. The changes are due to weakening market conditions in the Southeast Asia markets for our towing and supply vessels.
Liquidity and Capital Resources
Overview
     At September 30, 2009, we had available cash of $41.7 million. This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2009. As of September 30, 2009, payments due on our contractual obligations during the next twelve months were approximately $298 million. This includes $22 million of debt, some of which can be paid in cash or stock at our option, $141 million of time charter obligations, $56 million of vessel construction obligations (including approximately $17 million associated with the remaining four MPSVs which we have the option to cancel after July 15, 2010), $70 million of estimated interest expense, and approximately $9 million of other operating expenses such as taxes, operating leases, and pension obligations. We expect to have sufficient liquidity to satisfy these obligations. To improve liquidity, we canceled delivery in the second quarter of 2009 of the Deep Cygnus, a large newbuild vessel, thereby terminating our obligation to fund $41.6 million in capital expenditures. We also completed negotiations with Tebma which provides us the option to cancel the final four (the Trico Surge, the Trico Sovereign, Trico Seeker, and Trico Searcher) of the seven vessels currently under construction. This option can be exercised by us after July 15, 2010 and would reduce the remaining capital expenditures related to the three remaining vessels under construction to approximately $40 million. If we were to exercise our refund option, we would be subject to a non-cash impairment charge to the extent our expected refund guarantees of approximately $21 million plus any proceeds from the sale of vessel equipment are not sufficient to recover the carrying value of our construction in progress on these four vessels, which totaled approximately $127 million at September 30, 2009.

     On October 30, 2009, we completed a refinancing of our debt and issued $400.0 million Senior Secured Notes due 2014 (the “Senior Secured Notes”). We used the net proceeds to repay approximately $368 million of debt, including debt that was due in the next twelve months. In conjunction with this refinancing, we also entered into a new $33 million Working Capital Facility for Trico Shipping and amended the terms of our $50 million U.S. Credit Facility. Subsequent to the refinancing, our current maturities of debt were reduced significantly to approximately $22 million. However, our annual interest expense will increase significantly. Under the terms of these Notes, as described in Note 6, the ability of Trico Supply to provide funding to Trico Marine Services is limited by restrictions on Trico Supply regarding the payment of dividends and the payment of interest on intercompany debt unless certain financial measures are met.
     Despite the recent refinancing, we remain highly leveraged and our debt imposes significant restrictions on us and increases our vulnerability to adverse economic and industry conditions. While our current maturities of debt have been reduced significantly to approximately $22 million and certain restrictive covenants under our $50 million U.S. Credit Facility have been modified, our annual interest expense will increase significantly and the Senior Secured Notes impose new restrictions on us. Under the terms of the Notes, our business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of its non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% and 3.0% Convertible Debentures and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes. Under the terms of these Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and interest on intercompany debt unless certain financial measures are met.
     The ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions by either Trico Supply or Trico Other could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures including stacking certain vessels. While postponing or eliminating capital projects would delay or reduce future cash flows, we believe this control will provide us the flexibility to match our capital commitments to our available capital resources.
     Our inability to satisfy any of the obligations under our debt agreements would constitute an event of default. Under cross default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements and under our Master Charter lease agreement. A default, whether by us or any of our subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. If this were to occur, the Company might not be able to obtain waivers or secure alternative financing to satisfy all of its obligations simultaneously. Given current market conditions and limitations on incurring additional indebtedness imposed by certain of its debt agreements, our ability to access the capital markets or to raise liquidity through asset sales may be restricted at a time when we may need to raise additional capital. In addition, the current economic conditions could also impact our lenders, customers and vendors and may cause them to fail to meet their obligations to us with little or no warning. These events could have a material adverse effect on our business, financial position, results of operations, cash flows and ability to satisfy obligations under our debt agreements (Also see Note 6 “Debt”).
     Our ability to generate or access cash is subject to events beyond our control, such as declines in expenditures for exploration, development and production activity, reduction in global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. In light of the current financial turmoil, we may be exposed to credit risk relating to our credit facilities to the extent our lenders may be unable or unwilling to provide necessary funding in accordance with their commitments. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness is restricted by the terms of the 8.125% Debentures and the recently issued Senior Secured Notes, which restrictions include a prohibition on incurring certain types of indebtedness if our leverage exceeds a certain level, as it currently does.
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
      Other Liquidity Items
     Prior to the conversion in May 2009, various holders of our 6.5% Debentures initiated conversions which converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures.
     On May 11, 2009, we entered into the Exchange Agreements with all of the remaining holders of the 6.5% Debentures. Pursuant to these Exchange Agreements, all holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of the 8.125% Debentures, $50 in cash and 12 shares of our common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). Among the more important features of the new 8.125% Debentures is the elimination of the obligation to make interest make-whole payments prior to May 1, 2011 and the ability to satisfy amortization requirements in equity. At closing, we exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of our common stock, warrants exercisable for 2,681,484 shares of our common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million. Please see Item 1A “Risk Factors” located in Part II for more details about potential risks involving the 8.125% Debentures.
     As we completed the refinancing prior to the issuance of the balance sheet, all short-term debt that was repaid by the Senior Secured Notes is reflected as long-term. Authoritative guidance on balance sheet classification of short-term debt refinanced on a long-term basis provides that short-term obligations may be reclassified as non-current at the balance sheet date if the company has the intent to refinance the short-term obligation on a long-term basis and its intent is supported by an ability to consummate the refinancing. Our debt as of the dates indicated below was as follows (in thousands):

	September 30, 2009			December 31, 2008
	Current	Long-Term	Total	Current	Long-Term	Total
Remaining debt:
$50 million U.S. Revolving Credit Facility Agreement, maturing in December 2011	$10,500	$21,009	$31,509	$10,000	$36,460	$46,460	(1)
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $13.5 million as of September 30, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	10,141	179,176	189,317	—	—	—
$150.0 million face amount, 3.0% Senior Convertible Debentures, net of unamortized discount of $31.5 million and $35.9 million as of September 30, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	118,483	118,483	—	114,150	114,150
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	5,028	6,286	1,258	5,657	6,915
Insurance note	297	—	297	—	—	—
Motor vehicle leases	100	62	162	243	—	243
Fresh-start debt premium	—	267	267	—	312	312

Total remaining debt	22,296	324,025	346,321	11,501	156,579	168,080

Debt paid and refinanced:
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	—	—	—	232,998	232,998
NOK 350 million Revolving Credit Facility, maturing January 1, 2010	—	59,803	59,803	3,600	57,931	61,531
NOK 230 million Revolving Credit Facility, maturing January 1, 2010	—	19,822	19,822	2,294	18,939	21,233
NOK 150 million Additional Term Loan, maturing January 1, 2010	—	9,097	9,097	3,644	6,754	10,398
NOK 200 million Overdraft Facility, maturing January 1, 2010	—	16,028	16,028	—	3,207	3,207
23.3 million Euro Revolving Credit Facility, maturing March 31, 2010	—	20,671	20,671	—	19,717	19,717
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	—	—	11,631	—	11,631
$200 million Revolving Credit Facility, maturing in May 2013	—	—	—	30,563	130,000	160,563
$100 million Revolving Credit Facility, maturing no later than December 2017	—	—	—	—	15,000	15,000
$100 and $200 million Revolving Credit Facility, maturing in May 2013	—	172,759	172,759	—	—	—
$18 million Revolving Credit Facility, maturing December 5, 2011	—	14,500	14,500	2,000	14,000	16,000
8 million Sterling Overdraft Facility, due on demand	—	17,173	17,173	9,812	—	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility, maturing no later than December 13, 2014	—	16,762	16,762	3,238	14,048	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	—	14,873	14,873	2,225	11,947	14,172
Other debt assumed in the acquisition of DeepOcean	—	6,246	6,246	2,474	5,978	8,452

Total amount of debt paid and refinanced	—	367,734	367,734	71,481	530,519	602,000

Total debt	$22,296	$691,759	$714,055	$82,982	$687,098	$770,080

(1)	We were in compliance with our maximum consolidated leverage ratio as of December 31, 2008, March 31, 2009 and June 30, 2009. In August 2009, we entered into an amendment whereby the maximum consolidated leverage was increased from 4.5:1 to 5.0:1 for the fiscal quarter ended September 30, 2009. We were not in compliance with this consolidated leverage ratio covenant at September 30, 2009 due to the negative impact on calculated EBITDA of the increase in value of the embedded derivative associated with the 8.125% Senior Convertible Debentures which was primarily the result of an increase in the Company’s stock price, The Company has received an amendment retroactive to September 30, 2009 that amends the calculation retroactively and prospectively to exclude the effects of the change in the value of this embedded derivative and with this amendment the company was in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

     The following table summarizes the financial covenants under our remaining debt facilities after the issuance of the Senior Secured Notes as of November 9, 2009:

Facility	Lender (s)	Borrower	Guarantor	Financial Covenants

Covenants on remaining debt:

8.125% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3.0% Senior Convertible Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

Senior Secured Notes	Various	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

Trico Shipping Working Capital Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

$50m U.S. Revolving Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(1), (2), (3), (4), (5)

(1)	Consolidated Net Worth — minimum net worth of Borrower

(2)	Free Liquidity —unrestricted cash and or unutilized loan commitments at Borrower must be at $5.0 million (excluding certain indirect and direct subsidiaries)

(3)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 5.00 for the quarter ending September 30, 2009, 8.50 for the quarters ending December 31, 2009 through September 30, 2010, 8.00 for the quarter ending December 31, 2010 and 7.00, 6.00, 5.00, for the quarters ending March 31, 2011, June 30, 2011, September 30, 2011 and thereafter, respectively. Calculated at the Borrower level

(4)	Maintenance Capital Expenditures — limits the amount of maintenance capital expenditures in any given fiscal year

(5)	Collateral coverage — appraised value of collateral (vessels) must exceed 120% of amount outstanding and amount available

*	EBITDA is defined under note (3) as Consolidated Net Income attributable to Trico Marine Services, Inc. before deducting there from (i) interest expense, (ii) provisions for taxes based on income included in Consolidated Net Income attributable to Trico Marine Services, Inc., (iii) any and all non-cash gains or losses in connection with embedded derivatives related to the 8.125% Debentures, and (iv) amortization and depreciation without giving any effect to (x) any extraordinary gains or extraordinary non-cash losses and (y) any gains or losses from sales of assets other than the sale of inventory in the ordinary course of business. Prior to December 31, 2009, pro-forma adjustments shall be made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period. Calculated at the Entity Guarantor or Borrower’s level (as the case may be).

Note:	Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.

     Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as	September 30,	Requirement to be met
	Financial	of September 30,	2009 Results	on December 31,
Facility	Covenant	2009	(1)	2009

Covenants on remaining debt:

$50 million U.S. Revolving Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 5:00:1	4.89	Net Debt to 12 month rolling EBITDA less than or equal to 8:50:1

$50 million U.S. Revolving Credit Facility	Consolidated Net Worth	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date)	$451.1 million	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date)

(1)	We are in compliance with our debt covenants at September 30, 2009 except, for the consolidated leverage ratio covenant under the $50 million U.S. Revolving Credit Facility for which we received an amendment to the calculation both retroactively and prospectively. Please see Item 1A “Risk Factors” located in our 2008 Form 10-K for more details about potential risks involving these facilities. Also, please see Item 9B. “Other Information” in our 2008 Form 10-K. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at September 30, 2009.
     In addition to the covenants described above, our 8.125% Debentures limit our ability to incur additional indebtedness if the Consolidated Leverage Ratio exceeds 4 to 1 at the time of incurrence of such indebtedness. The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of additional indebtedness. The Senior Secured Notes also limit the ability of Trico Supply and its subsidiaries from paying interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage ratio is less than 2.5:1.
     Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 2 in our condensed consolidated financial statements for “Risks and Uncertainties”.
     Cross Default Provisions. Our debt facilities contain significant cross default and / or cross acceleration provisions where a default under one facility could enable the lenders under other facilities to also declare events of default and accelerate repayment of our obligations under these facilities. In general, these cross default / cross acceleration provisions are as follows:
•	The 8.125% Debentures and the 3.0% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and not remedied within 30 days after notice thereof.

•	The $50 million U.S. Credit Facility allows the lenders to declare an event of default and require immediate repayment if we or any of our subsidiaries were to be in default on more than $10 million in other indebtedness.

•	The Senior Secured Notes allow the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more. The lenders may also declare an event of default if there is a default under the Trico Shipping Working Capital Facility Agreement which is caused by a failure to make any payment when due or results in the acceleration of such Indebtedness prior to its express maturity.

•	The Trico Shipping Working Capital Facility Agreement allows the lenders to declare an event of default and require immediate repayment if there is an event of default under the $50 million U.S. Credit Facility or under the Senior Secured Notes.

Recent Amendments and Waivers
•	In October 2009, we received an amendment retroactive to September 30, 2009 that amends the consolidated leverage ratio covenant under our $50 million U.S. Credit Facility to exclude the effects of the change in the value of the embedded derivative associated with the 8.125% Debentures in the EBITDA calculation. With this amendment, we were in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

•	In August 2009, we entered into an amendment to our $50 million U.S. Credit Facility whereby the maximum consolidated leverage ratio, net debt to EBITDA, was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were not amended and remain at 4.5:1 for the fiscal quarter ending December 31, 2009 and 4.0:1.0 for any fiscal quarter ending after December 31, 2009. In connection with this amendment, the margin was increased from 3.25% to 5.0%. The total commitment under this facility has also been permanently reduced to $35 million.

•	In April 2009, we received a waiver of the leverage ratios under the NOK 350 million Revolving Credit Facility, NOK 230 million Revolving Credit Facility, NOK 150 million Additional Term Loan and the NOK 200 million Overdraft Facility. In exchange for the waiver, the margin on each facility referenced above was increased to 275 bps.

•	In March 2009, we entered into a series of retroactive amendments to change the method of calculating the minimum net worth covenant for each of the $200 million Revolving Credit Facility, the $100 million Revolving Credit Facility, the $18 million Revolving Credit Facility, the 23.3 million Euro Revolving Credit Facility and the $50 million U.S. Credit Facility. These amendments adjusted the calculation of net worth in order to permanently eliminate the negative effect on net worth of any non-cash goodwill adjustments including that which was included in the December 31, 2008 financial statements. Subsequent to this adjustment, we were in compliance with theses net worth covenants as of December 31, 2008.
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
     As a result of changes in Norwegian tax laws in 2007, all accumulated untaxed shipping profits generated between 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability ($36.3 million) is payable in equal installments over eight years. The remaining one-third of the liability ($18.6 million) can be met through qualified environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability.
Contractual Obligations
     The following table summarizes our material contractual commitments at September 30, 2009. In October 2009, we successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 (“Senior Secured Notes”). We used the net proceeds from the sale of the Senior Secured Notes to repay approximately $368 million of debt. Authoritative guidance on balance sheet classification of short-term debt refinanced on a long-term basis provides that short-term obligations may be reclassified as non-current at the balance sheet date if the company has the intent to refinance the short-term obligation on a long-term basis and its intent is supported by an ability to consummate the refinancing. As we completed the refinancing prior to the issuance of the balance sheet, all short-term debt that was repaid by the Senior Secured Notes is reflected as long-term, which is reflected in the table below:

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Debt obligations (1) (2) (3)	$758,800	$22,296	$121,432	$97,339	$517,733
Interest on fixed rate debt (4)	363,739	68,676	128,685	106,975	59,403
Interest on variable rate debt (5)	3,172	1,682	1,490	—	—
Vessel construction obligations (6)	132,454	55,697	76,757	—	—
Time charter and equipment leases	353,896	140,455	128,737	58,134	26,570
Operating lease obligations	9,994	3,660	3,255	2,174	905
Taxes payable (7)	36,289	4,647	9,294	9,294	13,054
Pension obligations	6,048	530	1,136	1,174	3,208

Total	$1,664,392	$297,643	$470,786	$275,090	$620,873

(1)	Excludes fresh-start debt premium of $0.3 million and unamortized discount on 3.0% Debentures and 8.125% Debentures of $31.5 million and $13.5 million, respectively, at September 30, 2009.

(2)	Does not assume any early conversions or redemptions of the 8.125% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date. Holders of our 3% Debentures have the right to require us to repurchase the debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. Please see Note 2 in our condensed consolidated financial statements for “Risks and Uncertainties”. We have the option to make amortization payments on the 8.125% Debentures in either cash or stock.

(3)	The maturities of debt reflect the debt repaid in October 2009 at the maturity date of the Senior Secured Notes.

(4)	Primarily includes the semi-annual interest payments on Senior Secured Notes, the 8.125% Debentures and the 3% Debentures to their maturities of 2014, 2013 and 2027, respectively, and interest payments on the 6.11% Notes maturing 2014. This calculation also reflects the debt refinancing mentioned above which changed most of our debt to fixed rate debt.

(5)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at September 30, 2009, throughout the life of the obligation. This calculation also reflects the debt refinancing mentioned above which changed most of our debt to fixed rate debt.

(6)	Reflects committed expenditures and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. In 2009, we also canceled the Deep Cygnus, a large newbuild vessel, thereby terminating our obligation to fund $41.6 million in capital expenditures, and completed negotiations with Tebma to suspend construction of the remaining four newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). Trico holds the option to cancel construction of the four newbuild MPSVs after July 15, 2010 (approximately $94 million included in the table above, with $17 million due in twelve months), which would reduce our committed future capital expenditures to approximately $40 million on the three MPSVs we expect to be delivered by the third quarter of 2010. If we exercised this option after the first twelve months, our total committed future capital expenditures would be reduced approximately $76 million in the 2-3 years column in the above table. The Company has invested approximately $127 million in these vessels at September 30, 2009. In the event that the Company elects to cancel construction of these vessels, there may be an impairment of the excess of the Company’s investment over any amounts recoverable from sale of materials, equipment or construction contracts related to these vessels. Since the beginning of 2009, we have sold legacy towing and supply vessels worth $30 million and have executed agreements for the sale of additional vessels for approximately $37 million.

(7)	Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $36.3 million, prior to September 30, 2009 to be paid in equal installments over the next eight years. An additional liability of $18.6 million could be satisfied through making qualifying environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, we recognized a one-time tax benefit in first quarter earnings of $18.6 million. We also have liabilities for uncertain tax positions of $2.4 million at September 30, 2009 which have not been included in the table above due to the uncertain timing of settlement.
Cash Flows
     The following table sets forth the cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2009	2008
		As adjusted
Cash flow provided by operations	$66,181	$71,685
Cash flow used in investing	(35,393)	(567,606)
Cash flow (used in) provided by financing	(92,915)	469,219
Effects of foreign exchange rate changes on cash	9,247	(9,293)
     Our primary source of cash flow during the nine months ended September 30, 2009 is due to cash from operations with focused working capital management. The primary uses of cash were for payments of the make-whole provision with the conversions of the 6.5% Debentures, payments for the purchases of newbuild vessels and ROVs and maintenance of other property and equipment, and repayments on our existing credit facilities. During the nine months ended September 30, 2009, our cash balance decreased $52.9 million to $41.7 million from $94.6 million at December 31, 2008.
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $66.2 million, a decrease of $5.5 million from the same period in 2008. Significant components of cash used in operating activities during the nine months ended September 30, 2009 included cash paid for the make-whole premium related to the conversions of the 6.5% Debentures of ($6.9) million, non-cash items of $40.4 million and changes in working capital and other asset and liability balances resulting in cash provided by operations of $19.5 million. We expect to fund our future routine operating needs through operating cash flows and draws on our various credit facilities.
     Net cash used in investing activities was $35.4 million for the nine months ended September 30, 2009, compared to $567.6 million for the same period in 2008. Our investing cash flow in 2009 primarily reflects $66.8 million of additions to property and equipment partially offset by $30.0 million of proceeds from asset sales of six vessels in 2009. We anticipate that during the remainder of 2009 we will spend approximately $18 million for additional capital expenditures, of which $12 million is committed. Our investing cash flow in 2008 primarily reflects our investment in the acquisition of DeepOcean, net of cash acquired of $507.0 million and $78.4 million of additions to property and equipment. Our investing cash flows also include $7.0 million of proceeds from the asset sales, proceeds of $8.2 million associated with a settlement of a derivative contract held by DeepOcean prior to our acquisition of the Company and a $2.5 million decrease in restricted cash related to the transfer of the remaining four vessels associated with the second closing of EMSL in January 2008.
     Net cash used in financing activities was $92.9 million for the nine months ended September 30, 2009, compared to cash provided of $469.2 million for the same period in 2008. Our 2009 amount primarily includes a dividend payment of $6.1 million to EMSL’s non-controlling partner, net repayments of debt of approximately $86.4 million, which includes $12.7 million related to the convertible debt exchange, and $6.2 million of refinancing costs related to the exchange. The 2008 amount includes $474.1 million in financing transactions primarily associated with the acquisition of DeepOcean and CTC Marine, including the issuance of $300 million of 6.5% Debentures and $174.1 million of net borrowings under our existing credit facilities, which includes a $2.0 million final payment on the EMSL Credit Facility. Our financing activities during the nine months ended September 30, 2008 also included $11.6 million of net proceeds received from the exercise of warrants and options. Debt issuance costs associated with the 6.5% Debentures and our bank credit facilities totaled $16.5 million in 2009.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 3 to our consolidated financial statements included in our 2008 Form 10-K and the consolidated financial statements contained in our current report on Form 8-K filed October 9, 2009.
Recent Accounting Standards
     See Note 18 to our consolidated financial statements for a listing of recent accounting standards.

Item 3. Quantitative and Qualitative Market Risk Disclosures
     The updated foreign currency exchange rate risk described below should be read in conjunction with our Current Report on Form 8-K filed October 9, 2009.
Foreign Currency Exchange Rate Risk
     Our consolidated reporting currency is the U.S. Dollar although most of our operations are located outside the United States. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Brazilian Real and the Nigerian Naira. A number of our subsidiaries use a different functional currency than the U.S. Dollar. The functional currencies of these subsidiaries include the Norwegian Kroner, the British Pound, the Brazilian Real, and the Nigerian Naira. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations and, therefore, our consolidated financial statements will fluctuate based upon changes in currency exchange rates.
     We manage foreign currency risk by attempting to contract as much foreign revenues as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts would be limited to major financial institutions, which would minimize counterparty credit risk. There were no foreign exchange forward contracts outstanding during 2008 or 2009.
     Foreign exchange gain (loss) for the three and nine months ended September 30, 2009 was $30.5 million and $33.1 million, respectively, an increase of $30.6 million and $31.6 million compared to the same periods in 2008 due to the change of our $200 million Revolving Credit Facility from a NOK denominated loan in June 2009 to a U.S. Dollar denominated loan and an intercompany notes receivable held by DeepOcean that is denominated in a currency other than the functional currency and is expected to be repaid in the future.
     In connection with our refinancing in October 2009, the $200 million Revolving Credit Facility was repaid with our $400 million Senior Secured Notes. The Senior Secured Notes is U.S. Dollar denominated debt recorded on Norwegian Kroner functional books. A 10% change in the exchange rate between the U.S. Dollar and the Norwegian Kroner could cause approximately a $40 million increase or decrease to our foreign exchange gain (loss) in the statements of operations related to the Senior Secured Notes.
     We do establish intercompany loans from time to time in order to facilitate the movement of cash between subsidiaries. Only intercompany loans that are expected to be repaid in the future and are denominated in a currency other than the functional currency of the books where they are recorded generate foreign currency gains and losses. When establishing such loans, we do try to structure them in order to mitigate any potential foreign currency exposure. Most of our foreign currency exposure relates to intercompany Norwegian Kroner loans on U.S. Dollar books or intercompany loans denominated in U.S. Dollar on Norwegian Kroner books that are expected to be repaid in the future. A 10% change in the exchange rate between the U.S. Dollar and the Norwegian Kroner could cause a $15 million increase or decrease to our foreign exchange gain (loss) in the statements of operations related to certain of our intercompany loans.
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
     There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We are highly leveraged. As of September 30, 2009, our total indebtedness was $714.1 million, which represents approximately 74.3% of our capitalization. Our interest expense for the first nine months in 2009 was $31.2 million. Our substantial level of indebtedness may adversely affect our flexibility in responding to adverse changes in economic, business or market conditions, which could have a material adverse effect on our results of operations.
     The substantial level of our indebtedness may have important consequences, including the following:
•	making it more difficult to pay interest and satisfy debt obligations;

•	requiring dedication of a substantial portion of cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash for working capital, capital expenditures and other general corporate purposes;

•	limiting flexibility in planning for, or responding to, adverse changes in the business and the industry in which we operate;

•	increasing vulnerability to general economic downturns and adverse developments in business;

•	placing us at a competitive disadvantage compared to any less leveraged competitors; and

•	limiting our ability to raise additional financing on satisfactory terms or at all.
     In addition, substantially all of the material assets of the Trico Supply Group will secure the Senior Secured Notes, the guarantees and the Working Capital Facility, which may limit the ability of the Trico Supply Group to generate liquidity by selling assets.
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
     We have entered into an amendment with the principal lender under our NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility to, among other things, shorten the maturity dates for all facilities to January 1, 2010, eliminate the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, waive a financial covenant for the period ended March 31, 2009 and increase certain fees and margins. The maturities of these debt agreements have been amended and all amounts outstanding under the agreements will become due on January 1, 2010. The total amount outstanding under these facilities as of September 30, 2009 was $104.8 million. Under certain of our debt agreements, an event of default will be deemed to have occurred if we or certain of our subsidiaries have a change of control or if a material adverse change occurs to the financial position of the applicable borrowing entity within us. Also, certain of our debt agreements contain a material adverse change/effect provision that is determined in the reasonable opinion of the respective lenders, which is outside our control. Additionally, certain of our debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under other debt agreements.
     Our failure to convert or pay the make-whole interest payment under the terms of the debentures or to pay amounts outstanding under our debt agreements when due would constitute events of default under the terms of the debt, which in turn, could constitute an event of default under all of our outstanding debt agreements.
     Our business is cyclical in nature due to dependency on the levels of offshore oil and gas drilling and subsea construction activity, and our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments on and/or to refinance indebtedness depends on our ability to generate cash in the future, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our businesses will generate sufficient cash flows from operations, such that currently anticipated business opportunities will be realized on schedule or at all or that future borrowings will be available in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, restructuring or refinancing debt or seeking additional equity capital, or any combination of the foregoing. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Reducing or delaying capital expenditures or selling assets would delay or reduce future cash flows. In addition, the indenture for the Senior Secured Notes and the credit agreement governing the Working Capital Facility, as well as credit agreements governing various debt incurred by us may restrict us from adopting some or all of these alternatives. Similarly, the indentures and credit agreements governing various debt incurred by us may restrict us and our subsidiaries from adopting some or all of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts due on our indebtedness.
     Our inability to repay our outstanding debt would have a material adverse effect on us.
     For a complete description of our indebtedness, please read Note 6 to our Condensed Consolidated Financial Statements.
     Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with substantial indebtedness.
     We may be able to incur substantial additional indebtedness in the future. Although the indentures and credit agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with substantial leverage would increase.

     Our indentures and credit agreements impose significant restrictions that may limit our operating and financial flexibility.
     The indentures and credit agreement governing our indebtedness contain a number of significant restrictions and covenants that limit our ability to, among other things:
•	incur or guarantee additional indebtedness or issue certain types of equity securities;

•	pay distributions on, purchase or redeem capital stock or purchase or redeem subordinated indebtedness;

•	make loans and investments;

•	create or permit certain liens;

•	sell or lease assets, including vessels and other collateral;

•	engage in sale leaseback transactions;

•	consolidate or merge with or into other companies or sell all or substantially all of their assets;

•	engage in transactions with affiliates;

•	reflag vessels outside of certain jurisdictions;

•	engage in certain business activities not related to or incidental to the provision of subsea and marine support services, subsea trenching and protection services or towing and supply services;

•	materially impair any security interest with respect to the collateral; and

•	restrict distributions or other payments to the Company or other subsidiaries.
     These restrictions could limit our ability to finance future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, the Working Capital Facility may require, and certain of our other credit facilities require, maintenance of specified financial ratios and satisfaction of certain financial covenants. We may be required to take action to reduce debt or to act in a manner contrary to business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may ultimately affect our ability to comply with these covenants. We cannot assure you that we will meet these ratios or satisfy these covenants or that lenders will waive any failure to do so. A breach of any of the covenants in, or inability to maintain the required financial ratios under, our credit facilities may prevent us from borrowing additional money under the facilities and could result in a default under such facilities. If a default occurs under a credit facility, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt. Moreover, if the lenders under a credit facility or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under other debt or the Working Capital Facility, and we may be unable to pay amounts due on our debt.
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
     The following revised risk factors have been updated to reflect changes in the Company’s indebtedness and certain updates are due to our international operations as well as other items:
Risks Relating to our Business
     The loss of a key customer could have an adverse impact on our financial results.
     Our operations, particularly in the North Sea, China, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers. Two of our customers, Grupo Diavaz and Statoil, each represented more than 10% of our consolidated revenues during 2008. Our results of operations, cash flows and financial position could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts, or refuses to award new contracts to us.
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
     Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, such as West Africa. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:
•	government instability, which may cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;
•	potential vessel seizure or confiscation, or the expropriation, nationalization or detention of assets;

•	imposition of additional withholding taxes or other tax on our foreign income, imposition of tariffs or adoption of other restrictions on foreign trade or investment, including currency exchange controls and currency repatriation limitations;

•	exchange rate fluctuations, which may reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	difficulty in collecting accounts receivable;

•	civil uprisings, riots, and war, which may make it unsafe to continue operations, adversely affect both budgets and schedules, and expose us to losses;

•	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient;

•	decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	acts or piracy or terrorism, including kidnappings of our crew members or onshore personnel.
     We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial position, results of operations and cash flows.
     Our towing and supply fleet includes many older vessels that may require increased levels of maintenance and capital expenditures to be maintained in good operating condition, are less efficient than newer vessels, and may be subject to a higher likelihood of mechanical failure, an inability to economically return to service or requirement to be scrapped. If we are unable to manage the aging of our fleet efficiently and find profitable market opportunities for our vessels, our results will deteriorate and our financial position and cash flows could be materially adversely affected.
     As of September 30, 2009, the average age of our towing and supply vessels was approximately 21 years. The average age of many of our competitors’ fleets is substantially younger than ours. Our older towing and supply fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition and as a consequence may be subject to longer or more frequent periods of unavailability. Prolonged periods of unavailability of one or more of our older vessels could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we expect that our fleet is less fuel efficient than our competitors’ newer fleets, putting us at a competitive disadvantage because our customers are responsible for the fuel costs they incur. Our ability to continue to upgrade our fleet depends on our ability to commission the construction of new vessels as well as the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. If we are unable to manage the aging of our fleet efficiently and find profitable market opportunities for our vessels, our results will deteriorate and our financial position and cash flows could be materially adversely affected.
     The failure to successfully complete construction or conversion of our vessels on schedule, on budget, or at all without a corresponding reduction in capital expenditures, or to successfully utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial position, results of operations and cash flows.
     We have three MPSVs currently under construction. Our fleet upgrade program may result in additional vessel construction projects and/or the conversion or retrofitting of some of our existing vessels. Our construction and conversion projects may be delayed, incur cost overruns or fail to be completed as a result of factors inherent in any large construction project, including shortages of equipment, lack of shipyard availability, shipyard bankruptcy, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor.
     Shortages of raw materials and components resulting in significant delays for vessels under construction, conversion, or retrofit could adversely affect our financial position, results of operations and cash flows if such delays exceed the liquidated damages provisions in our contracts or any vessel delivery insurance we may have. In addition, customer demand for vessels currently under construction or conversion may not be as strong as we presently anticipate, and our inability to obtain contracts on anticipated terms or at all may have an adverse effect on our revenues and profitability.
     We received a modified report from our independent registered public accounting firm for our year ended December 31, 2008 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our ability to raise capital, and even though we successfully completed the issuance of the Senior Secured Notes , there is no assurance that we will not receive a similar explanatory paragraph in their opinion for our year ending December 31, 2009.
     Our independent registered public accounting firm has modified their report for our year ended December 31, 2008 with respect to our ability to continue as a going concern. There is no assurance that our independent registered public accounting firm will not again include such an explanatory paragraph in its report for our year ending December 31, 2009. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially and adversely affect our ability to raise new capital, as well as adversely affect our business. In addition, if our independent registered public accounting firm’s report for our year ending December 31, 2009 again has an explanatory paragraph related to this matter, it may adversely affect our ability to raise new capital in the future, as well as adversely affect our business. See Note 2 (Risks and Uncertainties) to our condensed consolidated financial statements.
     Trico Shipping AS and the Norwegian guarantors have not filed Norwegian audited financial statements for the accounting year 2008 as required by Norwegian law.
     Trico Shipping AS and our Norwegian subsidiaries have not filed their financial statements for 2008 in accordance with the PLCA and the Accounting Act, mainly due to the impaired liquidity outlook of the Trico Supply Group for the next 12 months primarily related to the $104.8 million SR Facility due in January 2010 which was repaid with the proceeds of the Senior Secured Notes (see further details under Item 2 “Management’s Discussions and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” and Note 2 (Risks and Uncertainties) to our condensed consolidated financial statements). Failure to file constitutes a criminal offense, which may be sanctioned with fines and, in extreme cases, by imprisonment. For a maximum period of 26 weeks from the filing deadline on August 1, 2009, Trico Shipping will incur an immaterial weekly fine until due filing is made. If the filing is not made by March 2010 there is a risk that the Norwegian courts could resolve to dissolve Trico Shipping or the Norwegian Subsidiaries which are still in breach of the requirements. The Trico Supply Group companies are working to complete and file their board report and the audited financial statements in accordance with the above regulations as soon as practicable and expect to file such report and statements no later than March 2010.
     Certain deferred taxes could be accelerated and the effective tax rate on certain Norwegian guarantors’ income could be increased if Trico Shipping and certain of the Norwegian guarantors failed to comply with the Norwegian tonnage tax regime.
     Some of the Norwegian entities within the Trico Supply Group have untaxed shipping income under the Norwegian tonnage tax regime. To comply with the Norwegian tonnage tax regime, certain conditions must be fulfilled and the failure to comply with any such condition, even if the failure is unintentional, may lead to adverse tax consequences. In order to comply with tonnage tax requirements, a Norwegian tonnage tax entity cannot own shares in a non-publicly listed entity except for other Norwegian tonnage tax entities. Subsequent to the acquisition of DeepOcean ASA by Trico, Trico completed a corporate restructuring to comply with this and other requirements. Trico had until January 31, 2009 to transfer its ownership interest in DeepOcean AS and the non-tonnage tax entities. Failure to comply with this deadline would have resulted in the income of the Issuer being subject to a 28% tax rate and an exit tax liability, currently payable over a ten-year period, becoming due and payable immediately. In connection with the corporate restructuring completed in January 2009, the ownership of DeepOcean AS and its non-tonnage tax related subsidiaries were transferred to Trico Supply AS and the tonnage tax related entities owned by DeepOcean AS became subsidiaries of the Issuer, Trico Shipping AS.
     If it is determined by the assessment authorities that this restructuring, including the transfer of ownership interest in DeepOcean AS, did not comply with the requirements of the tonnage tax regime, or if some other failure to comply with the provisions is found to have occurred, we would owe exit tax liability in the amount of $51.5 million (based on the accumulated untaxed income of the Issuer as of December 31, 2008 for the periods ending December 31, 2008). In addition, future taxable income of Trico Shipping from January 1, 2007 forward would be subject to a 28% tax rate. Furthermore, if other failures to comply were found to have occurred in Trico Shipping or the Norwegian guarantors within the Norwegian tonnage tax regime, the income of the company in question would be subject to a 28% tax rate in the year of such failure to comply and each year thereafter if not cured within the required time frame or the company in question does not reinstate its tonnage eligibility in future years.
     Our refund guarantees may not cover all of our losses in the event of a termination of our newbuild vessel construction contracts.
     Trico Subsea AS currently has seven contracts for construction of vessels at the Tebma shipyard in India. Currently Trico Subsea AS has agreed with the shipyard to suspend construction of four of these vessels (Hulls No. 120, 121, 128 and 129), while three vessels (Hulls No. 117, 118 and 119) will be completed. As of September 30, 2009, Trico Subsea AS has paid construction costs in the total amount approximately $33.9 million for the four suspended vessels and approximately $44.7 million in respect of the vessels to be completed. Under the construction contracts, Trico Subsea AS is entitled to receive refunds of certain of the sums paid to Tebma under certain provisions of the construction contracts (including interest at a rate of 6% per annum from the date of payment to the date of refund) if the contracts are lawfully terminated by Trico Subsea AS. Trico Subsea AS has refund guarantees covering approximately $21.0 million with respect to the four suspended vessels. With regard to the three vessels being completed Trico Subsea AS has refund guarantees covering approximately $28.0 million. If the shipyard is not able to satisfy its obligation to refund the sums paid for any of the seven vessels, Trico Subsea AS will be entitled to draw on the refund guarantees. In such case, Trico Subsea AS risks that approximately $12.9 million of the payment for suspended vessels remains uncovered, while a total of approximately $16.7 million is not covered for the vessels currently being completed. In addition, the refund guarantees do not cover the interest of 6% per annum as prescribed in the construction contracts.
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
     Our failure to retain key employees and attract additional qualified personnel could prevent us from implementing our business strategy or operating our business effectively.
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
     The markets for subsea services and subsea trenching and protection services are highly competitive. While price is a factor, the ability to acquire specialized vessels and equipment, to attract and retain skilled personnel, and to demonstrate a good safety record are also important. Several of our competitors in both the subsea services and subsea trenching and protection services market have greater financial and other resources and more experience operating in international areas than we have. We believe that other vessel owners are beginning to offer subsea services and subsea trenching and protection services to their customers. If other companies acquire vessels or equipment, or begin to offer integrated subsea services to customers, levels of competition may increase and our business could be adversely affected. In addition, any reduction in rates offered by our competitors or growing disparity in fuel efficiency between our fleet and those of our competitors may cause us to reduce our rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations and cash flows.
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
     Charter rates for marine support vessels in our market areas depend on the supply of and demand for vessels. Excess vessel capacity in the offshore supply vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets. There are a large number of vessels currently under construction, and our competitors have recently placed orders for new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel construction, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. A remobilization to the Gulf of Mexico of U.S.-flagged OSVs operating in other regions or a repeal or significant modification of the Merchant Marine Act of 1920, as amended, or the Jones Act, or the administrative erosion of its benefits, permitting OSVs that are either foreign-flagged, foreign-built, foreign-owned, or foreign-operated to engage in the U.S. coastwise trade, would also result in an increase in capacity. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in the law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our financial position, results of operations and cash flows.
     If we are unable to maintain our Jones Act status, we could be disadvantaged in the U.S. subsea market, which would adversely affect our future revenues and profitability.
     We operate in a number of markets around the world, and our plans contemplate entering certain subsea services markets, including in the United States. Coastwise maritime trade in the U.S. is subject to U.S. laws commonly referred collectively to as the Jones Act, and together with the Shipping Act, 1916, the Shipping Acts. In the third quarter of 2009, we exited this segment of business in the United States. However, we expect decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of our subsea strategy, which may require continued compliance with the Jones Act. We were recently awarded our first subsea services contract in the U.S. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. Our charter contains provisions that limit non-U.S. citizen ownership of its stock and the status of certain officers and directors in the same manner as the Jones Act and authorizes the Company and its Board of Directors to take actions designed to effectuate the purpose of permitting Trico to remain eligible to engage in the U.S. coastwise maritime trade. Should we fail to comply with the U.S. citizenship requirements of the Shipping Acts, we would be prohibited from operating our vessels in the U.S. coastwise trade during the period of such non-compliance, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coast wide trading rights for our U.S.-flag vessels, fines or forfeiture of the vessels. If we are unable to maintain our Jones Act status, it could be harder for us to sustain operations in the U.S. subsea market, which would adversely affect our future revenues and profitability. In the absence of continuing to qualify to conduct business under the Jones Act, we believe that we could become less competitive when competing against foreign providers of subsea services who regularly provide such services in the United States.
     If a stockholder conducts another proxy contest in connection with a meeting of our stockholders, it could be costly and disruptive.
     Kistefos AS, a holder of approximately 18.2% of our outstanding common stock, made nine proposals to be voted on by our stockholders at our 2009 annual meeting of stockholders, including proposals to elect two of Kistefos’ employees to our board of directors. Our board opposed eight of Kistefos’s proposals. In connection with the meeting, Kistefos also filed a lawsuit against us regarding the legality of one of Kistefos’s proposals. As a result of these events, the costs associated with our 2009 annual meeting were significantly higher than normal. Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) were approximately $1.6 million during the nine month period ending September 30, 2009. We believe Kistefos still wishes to have two of its employees elected to our Board. If Kistefos or other stockholder(s) conduct a proxy contest or submit proposals to be considered at a meeting of stockholders and we oppose such actions, we may incur significant expense above the expenses normally spent for an annual meeting. Any such contest could also be a distraction to our management who may be required to devote a significant portion of their time to the contest instead of the operation of our business.
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
     As of September 30, 2009 approximately 28.5% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom or Brazil, where such agreements are required to exist. Efforts have been made from time to time to unionize other portions of our workforce, including workers in the Gulf of Mexico. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.
     The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.
     During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $1.7 million and $4.6 million in the three and nine months ended September 30, 2009, respectively. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.
     Certain management decisions needed to successfully operate EMSL, our 49% partnership, are subject to the majority owner’s approval. The inability of our management representatives to reach a consensus with the majority owner may negatively affect our results of operations.
     We hold a 49% equity interest in Eastern Marine Services Limited, or EMSL and China Oilfield Services Limited, or COSL holds the remaining equity interest of 51%. Although our management representatives from time to time may want to explore business opportunities and enter into material agreements which they believe are beneficial for EMSL, all decisions with respect to any material actions on the part of EMSL also require the approval of the representatives of COSL. A failure of COSL and our management representatives to reach a consensus on managing EMSL could materially hinder our ability to successfully operate the partnership.

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
     As Trico Marine Services, Inc. is a Delaware corporation, we are subject to the anti-bribery restrictions of the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States law and regulations prohibit us from using.
     In order to effectively compete in foreign jurisdictions, such as Nigeria and Mexico, we utilize local agents and seek to establish joint ventures with local operator or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners are not subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
     Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Euro, the Brazilian Real, and the Nigerian Naira. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as a component of other comprehensive income or losses in stockholders’ equity on our balance sheet. To the extent we owe obligations to our creditors in foreign currencies, exchange rate fluctuations may magnify such risks. In addition, translation gains and losses could contribute to fluctuations or movements in our income.
     We are also exposed to risks involving political and economic developments, royalty and tax increases, changes in laws or policies affecting our operating activities, and changes in the policies of the United States affecting trade, taxation, and investment in other countries.
The rights of Trico Subsea AS under the vessel construction contracts for the Trico Star, Trico Service and Trico Sea with the Tebma Shipyard in India may be impaired if it is determined that there was not a proper novation of such contracts.
     Construction contracts for the Trico Star, Trico Service and Trico Sea were transferred from the previous owner to Trico Subsea AS (formerly, Active Subsea AS) under Norwegian laws. The construction contracts, however, are governed by English law; consequently, an arbitration tribunal could determine that there was not a proper novation of the construction contracts under English law. Notwithstanding the lack of a formal novation under English law, we believe that the facts and the parties’ subsequent conduct would support the establishment of novation under English law; however, there can be no guarantee that an arbitration tribunal would agree with our conclusion.
Risks Related to Our Industry
Changes in the level of exploration and production expenditures, in oil and gas prices or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
     Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, China, West Africa, Brazil, Mexico, the Gulf of Mexico and Southeast Asia / China. As of September 30, 2009, our international operations account for approximately 99% of our revenues and are subject to a number of risks inherent to international operations, including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. These factors could have a material adverse affect on our financial position, results of operations and cash flows.
     Because our revenues are generated primarily from customers having similar economic interests, our operations are susceptible to market volatility resulting from economic or other changes to the oil and gas industry (including the impact of hurricanes). Changes in the level of exploration and production expenditures, in oil and gas prices, or in industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
     Demand for our services depends heavily on activity in offshore oil and gas exploration, development and production. The offshore rig count is ultimately the driving force behind the day rates and utilization in any given period. Depending on when we enter into long-term contracts, and their duration, the positive impact on us of an increase in day rates could be mitigated or delayed, and the negative impact on us of a decrease in day rates could be exacerbated or prolonged. This is particularly relevant to the North Sea market, where contracts tend to be longer in duration. A decrease in activity in the areas in which we operate could adversely affect the demand for our marine support services and may reduce our revenues and negatively impact our cash flows. A decline in demand for our services could also prevent us from securing long-term contracts for the vessels we have on order. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate. Moreover, increases in oil and natural gas prices and higher levels of expenditure by oil and gas companies for exploration, development and production may not necessarily result in increased demand for our services or vessels.
     The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our financial position, results of operations and cash flows.
     During the past year, there has been substantial volatility and losses in worldwide equity markets that could lead to an extended worldwide economic recession. Due to this economic condition, there has been a reduction in demand for energy products that has resulted in declines in oil and gas prices, which is a significant part of most of our customers’ business. In addition, due to the substantial uncertainty in the global economy, there has been deterioration in the credit and capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in day rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. EXHIBITS
(a) Exhibits:

Exhibit
Number
2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 15, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008).

3.5	Ninth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 30, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.2	Registration Rights Agreement, dated as of March 16, 2005, by and among Trico Marine Services, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

4.3	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

Exhibit
Number
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.5	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.6	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 1, 2007).

4.7	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.9	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed June 16, 2008).

4.10	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

4.11	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.12	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

4.13	Stock Appreciation Rights Agreement by and between Trico Marine Services, Inc. and the Participants, dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 17, 2009).

4.14	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009).

4.15	Indenture, dated as of May 14, 2009, between Trico Marine Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009).

4.16	Indenture dated as of October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 5, 2009)

10.1	Fifth Amendment to Credit Agreement, dated as of August 4, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders, and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q dated August 10, 2009).

10.2	Amended and Restated Credit Agreement by and among Trico Shipping AS, Trico Subsea AS, Trico Supply AS, Trico Subsea Holding AS, Various Lenders, Nordea Bank Finland plc, New York Branch, and Bayerische Hypo-Und Vereinsbank AG (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 6, 2009).

10.3	Exchange and Registration Rights Agreement dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Barclays Capital Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2009).

Exhibit
Number
10.4	Credit Agreement dated as of October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Bayerische Hypo- Und Vereinsbank AG, as lead arrangers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2009).

10.5	Sixth Amendment to Credit Agreement dated as of October 30, 2009, among Trico Marine Services, Inc., the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2009).

10.6	Collateral Agency and Intercreditor Agreement dated as of October 30, 2009, among Trico Shipping AS, the guarantors party thereto, Nordea Bank Finland plc, New York Branch, as the Working Capital Facility Agent, Wells Fargo Bank, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2009).

10.7	Equity Commitment Agreement dated as of October 30, 2009, among Trico Shipping AS, Trico Supply AS and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2009).

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)
By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
  Date: November 9, 2009