Form 10-K
period 2009-12-31
TRICO MARINE SERVICES INC
filed 2010-03-16
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2009 based on the average bid and asked price of such voting stock on that date was $52,068,917.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at March 12, 2010 was 19,538,017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed electronically no later than 120 days after the end of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K for the year ending December 31, 2009 (this “Annual Report”).

TRICO MARINE SERVICES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Actual events may differ materially from those projected in any forward-looking statement. Such forward-looking statements may include statements that relate to:
•	our ability to continue as a going concern;

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms;

•	our ability to continue to service, and to comply with our obligations under, our credit facilities and our other indebtedness;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development;

•	our ability to successfully or timely complete or cancel our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.
     You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “will be,” “will continue” or similar phrases or expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Actual results may vary materially from anticipated results for a number of reasons, including those stated in Item 1A-Risk Factors, in reports that we file with the Securities and Exchange Commission and other announcements we make from time to time.
     All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. We caution investors not to place undue reliance on forward-looking statements.

PART I
     Except as otherwise indicated or required by the context, references in this Annual Report to: (1) “we,” “us,” “our,” “the Company,” “Parent” or “Trico” refer to the combined business of Trico Marine Services, Inc. and its subsidiaries; (2) “Gulf of Mexico” refers to the U.S. Gulf of Mexico, and (3) “Mexico” refers to the Mexican Gulf of Mexico.
Item 1. Business
General Information
     We are an integrated provider of subsea services, subsea trenching and protection services and towing and supply vessels to oil and natural gas exploration and production companies that operate in major offshore producing regions around the world. We were formed as a Delaware holding company in 1993. Historically, we provided only towing and supply services. We acquired Active Subsea ASA (“Active Subsea”) and DeepOcean ASA (“DeepOcean”), including its subsidiary CTC Marine Projects Ltd. (“CTC Marine”), during 2007 and 2008, respectively, for aggregate consideration of approximately $1.1 billion (approximately $900 million in cash and $200 million of assumed debt). As a result of these acquisitions, our subsea operations, including technologically advanced and often proprietary services performed in demanding subsea environments, represented approximately 80% of our revenues in 2009. We operate primarily in international markets, including the North Sea, West Africa, Mexico, Brazil, and the Asia Pacific Region. We provide all of our services through our direct and indirect subsidiaries in each of the markets in which we operate and utilize three operating segments: (i) subsea services; (ii) subsea trenching and protection; and (iii) towing and supply. We operate internationally through a number of foreign subsidiaries, including DeepOcean AS, through which we manage our subsea services segment; CTC Marine, through which we manage our subsea trenching and protection segment; and Trico Shipping AS, which owns our vessels based primarily in the North Sea. These three subsidiaries and their operations comprise the Trico Supply Group. The remainder of our operations are remotely operated through subsidiaries in the U.S., Mexico, Brazil, West Africa, and the Asia Pacific Region. These subsidiaries and their operations largely comprise Trico Other (“Trico Other”).
     In addition to our international subsidiaries, the Company owns 30 offshore supply vessels (“OSVs”), seven subsea platform supply vessels (“SPSVs”), five anchor handling, towing and supply vessels (“AHTSs”), five platform supply vessels (“PSVs”), three multi-purpose service vessels (“MSVs”), one multi-purpose platform supply vessel (“MPSV”) and one Crew / Line Handler. These vessels are primarily deployed in the North Sea, West Africa, Mexico, Brazil, and the Asia Pacific Region. Our principal customers are major international oil and natural gas exploration, development and production companies, national oil companies (“NOCs”) and telecommunications companies.
Operating Segments
Subsea Services
     Our 2008 acquisition of DeepOcean added to our operations a substantial presence in subsea services, which, together with our subsea trenching and protection segment, currently forms the primary focus of our business operations. Today we perform our subsea services under the brand name DeepOcean and primarily through our DeepOcean subsidiaries, which are all part of the Trico Supply Group. Our subsea services management team is seasoned and offers specialized service offerings with a fleet of modern subsea capable equipment and vessels. The subsea services segment is highly dependent on DeepOcean’s engineering and technical knowledge.
     Subsea services span the life-cycle of a well which typically lasts 20 to 25 years, consisting of one to two years of exploration, three to five years of construction and installation, 15 years of production, and one to three years of decommissioning and abandonment. Subsea services are required at the beginning of the development of an offshore field. The initial survey of the seabed floor includes a topographical map and/or a soil sampling to determine what preparation work is necessary for the installation of subsea infrastructure. Construction and installation of subsea infrastructure often requires the use of work-class and observation-class remotely-operated vehicles (“ROVs”). Once subsea infrastructure is in-service, we perform mandated inspection, maintenance and repair (“IMR”) services. After a well is depleted, production infrastructure from the platform to the subsea wellhead must be disassembled and returned to shore, and the seabed must be returned to its original condition. Trico provides state-of-the-art vessels, engineering solutions and equipment to complete all of these services throughout the life-cycle of the well, including the initial installation of subsea trees (subsea wellheads) and other subsea infrastructure.

     Customers depend on us for our expertise and track record of reliable service in harsh conditions, such as those in the North Sea. For example, we have multiple long term IMR contracts ranging up to five years in duration with Statoil, which has one of the largest installed bases of subsea wellheads in the world and has high technology specifications for its service providers.
     We provide our subsea services from six vessels owned by subsidiaries belonging to the Trico Supply Group (Trico Supply AS, and its subsidiaries, including Trico Shipping AS, DeepOcean AS and CTC Marine), four vessels owned by subsidiaries belonging to Trico Other, and five vessels leased under multi-year contracts. We are also constructing three new MPSVs, the Trico Star, Trico Service, and Trico Sea, which are expected to be delivered in the first and fourth quarters of 2010 and the first quarter of 2011, respectively, and will be assets of the Trico Supply Group. In addition, we operate a state-of-the-art ROV fleet and survey and module handling systems that are installed on the multi-purpose vessels. The multi-purpose vessels can also carry saturation diving systems.
     Our subsea services business operates primarily in international markets, with operations in the North Sea, West Africa, the Mediterranean, Mexico, the Asia Pacific Region and Brazil. We are pursuing additional subsea service awards in Brazil, West Africa and the United States. We continually evaluate our vessel composition and subsea services activity level in each of these regions as well as other market areas for possible future strategic development.
Subsea Trenching and Protection
     Our 2008 acquisition of CTC Marine added to our operations a substantial presence in subsea trenching and protection. Today we provide our subsea trenching and protection services under the brand name CTC Marine and primarily through CTC Marine, our subsidiary, which is part of the Trico Supply Group. Subsea trenching and protection services include the utilization of state-of-the-art subsea trenching assets and engineering solutions for the burial of subsea transmission systems, including pipelines, flowlines and cables, and the installation of subsea infrastructure and subsea flexible products, including umbilicals and integrated service umbilicals (“ISUs”). Our customers are comprised of offshore oil and gas exploration and production companies, including large engineering, procurement, installation and construction (“EPIC”) contractors who do not have our specialized capabilities, as well as power (electricity transmission systems) and telecommunications (intercontinental and regional systems) companies. We entered into joint projects with the subsea services segment for decommissioning services in 2008 and 2009 and expect to continue joint projects in 2010. Like our subsea services segment, we have a seasoned subsea trenching and protection management team that offers specialized service offerings with a fleet of modern subsea capable equipment and vessels. Generally, our subsea trenching and protection projects are between one to twelve months in duration.
     Our subsea trenching and protection business offers customers a comprehensive solution to a subsea burial project. Our solution includes providing customers with geotechnical analysis and engineering solutions including burial techniques and equipment specification, and performing the burial of the subsea transmission systems or infrastructure.
     We own and operate a sophisticated fleet of subsea trenching equipment including the RT-1, the largest rock trencher in the world, and the UT-1, the most powerful jetting trencher in the world. Our fleet of ploughs, jetters, and tractors is capable of performing subsea burials in a wide variety of subsea soil and rock conditions and many of our assets offer highly efficient, simultaneous digging, burial and covering of subsea transmission systems. Given that our focus is on designing engineering solutions, operating our specialized equipment, and continuous project improvements, we charter all of the vessels from which our trenching services are performed, including five vessels leased under multi-year agreements. All of the vessels we currently utilize are leased under time charter agreements.
     The assets we use to provide our subsea trenching and protection services consist of ploughs, jetters and tractors and are described below.
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

     Tractors. The tractors we use can be characterized as rock tractors and cutters. Rock tractors are powerful track-based trenchers with a 2.35 megawatts power base specifically developed for trenching large diameter pipelines in hard ground regions. Cutters are track-based trenchers with 520 kilowatts of power used primarily to lay rigid pipeline and flowlines in hard soil conditions.
     The subsea trenching and protection and subsea services segments are seasonally driven as calmer sea conditions are required to deploy subsea trenching assets to complete these highly specialized projects, which tends to result in stronger operating results in the second and third quarters of the year. Our historical seasonality is expected to be lessened with the introduction of vessels into the fleet that are designed for operations in severe weather conditions and the continued expansion of our global presence in areas outside of the North Sea (predominantly in Australia, Brazil, the Asia Pacific Region, and the Mediterranean), providing an opportunity for improved operating results outside of our traditional peak seasons.
Towing and Supply
     We provide marine support services to the oil and gas industry through the use of our diversified fleet of vessels. Our services include: the transportation of drilling materials, supplies and crews to drilling rigs and other offshore facilities; towing support for drilling rigs and equipment; and support for the construction, installation, repair and maintenance of offshore facilities. Since 2004, we have successfully increased the international diversification of our fleet and reduced our towing and supply revenues from our United States operations from 31% in 2004 to 5% in 2009. We no longer have any marine support vessels operating in the United States but continue to focus our efforts on securing subsea services projects in this region which would require the use of such support vessels to assist in the provision of our services.
     Our marine support services are primarily provided through PSVs, AHTSs, OSVs, and Crew / Line Handlers. We currently operate our North Sea towing and supply vessels through the Trico Supply Group.
     Trico Shipping AS, a subsidiary within the Trico Supply Group, owns six towing and supply vessels (excluding the Northern Corona, which is held for sale): two AHTSs and four PSVs. All of these vessels are North Sea class vessels, which means they can operate in the harsh environments of the North Sea, and therefore are capable of operating in most offshore markets around the world.
     Through our subsidiaries outside of the Trico Supply Group, we own 30 towing and supply vessels (excluding four OSVs, which are held for sale): 26 OSVs, two AHTSs, one PSV and one Crew / Line Handler. These vessels are primarily deployed in the Asia Pacific Region, West Africa, and Mexico.
     We operate our towing and supply business primarily in international markets, with operations in the North Sea, West Africa, the Asia Pacific Region, Mexico, and Brazil. We continually evaluate our vessel composition and towing and supply activity level in each of these regions as well as other market areas for possible future strategic development.

Operating Segment Summary
The following chart summarizes our three business segments.

	Subsea	Subsea Trenching	Towing and
	Services	and Protection	Supply

Trade name	DeepOcean	CTC Marine	Trico Offshore

2009 Revenue	44%	36%	20%
	(% of Total)	(% of Total)	(% of Total)

Services	*IMR, survey and seabed	*Marine trenching and	* Platform and rig supply
	mapping	ploughing	*Towing of drilling rigs
	*Construction and	*Flexible product
	installation	installation and burial
	*Decommissioning	*Subsea protection
	*Subsea vessels	*Subsea commissioning
*Subsea vessels

Primary drivers	* New and installed base of	* Oil and gas pipeline burial	* Offshore drilling activity
	subsea trees	*Telecom cable installation	(towing and supply)
	* Development of subsea	* Life of field seismic	* Number of platforms
	pipeline and production		(supply)
infrastructure
* Decommissioning

Fleet	*10 owned (1) and 5 operated	*5 operated vessels	*36 owned (2) and
	vessels	*7 years average vessel age	3 operated vessels
	*7 years average vessel age		*21 years average vessel
age

Key Customers	*Statoil	*Acergy	*Statoil
	*Grupo Diavaz	*Petrobel/ENI	*ExxonMobil
	*Petrobras	*Alcatel/Lucent	*Pemex
		*BOETC/COOEC (sub of	*Petrobras
CNOOC)

Geographies	*North Sea	*North Sea	*North Sea
	*Mexico	*Asia Pacific Region	*West Africa
	*Petrobras/Brazil	*Mediterranean	*Mexico
	*West Africa	*Brazil	*Asia Pacific Region
	*Mediterranean		*Petrobras/Brazil

(1)	Excludes the vessels, Stones River, which is held for sale, and VOS Satisfaction, for which the lease was terminated after December 31, 2009. Of the ten owned vessels, one is held by Eastern Marine Services Limited (“EMSL”), our joint venture with China Oilfield Services Limited (“COSL”). We hold a 49% equity interest in EMSL.

(2)	Of these vessels, 12 are held by EMSL. Excludes the vessels, Northern Corona, Pecos River, Kings River, Wolf River, and Southern River, which are held for sale, and three leased vessels.
     For a discussion of our results of operations by segment and geography, please see Note 18 (Segment and Geographic Information) to our consolidated financial statements included herein.

Operations by Region
North Sea
     The North Sea market area consists of offshore Norway, Great Britain, Denmark, the Netherlands, Germany, Ireland, the area west of the Shetland Islands and the Barents Sea. The North Sea has strict vessel requirements which prevent many vessels from migrating to the area. The operating environment in the North Sea is demanding due to a strict regulatory environment, demanding engineering requirements, harsh weather, erratic sea conditions and water depth. Contracts in the region for subsea services, subsea trenching and protection services and towing and supply services are of both short-term and long-term duration, and can have terms up to five years in length.
     Independent oil companies, national oil companies (“NOCs”), and major international oil companies have historically predominated in drilling and production activities in the North Sea; however, over the past few years, an increasing number of new, smaller entrants have purchased existing properties from the traditional participants or acquired leases, leading to an increase in subsea completions, drilling and construction. We believe decommissioning activity in the North Sea market will increase as several of the North Sea fields have been in existence for over 20 years.
     As of December 31, 2009, we had five MSVs actively marketed in the North Sea, of which three are under term contracts with a NOC for IMR and survey work projects. We also had three large capacity PSVs, three large AHTSs, two SPSVs and two trenching vessels actively marketed in the North Sea.
West Africa
     West Africa has become an area of increasing importance for new offshore exploration for the major international oil companies and large independents due to the discovery and development of large oil fields in the region. Several operators have scheduled additional large scale offshore and subsea projects, and we believe that demand for our services in this market will grow.
     We operate from several ports in West Africa that are managed from our office in Lagos, Nigeria. In West Africa, we currently have vessels operating in Nigeria and Cameroon. Several operators have scheduled large scale offshore projects, and we believe that vessel demand in this market will continue to grow. As of December 31, 2009, we had one crew vessel, one SPSV and nine OSVs actively marketed in West Africa. We are actively marketing our subsea vessels for operation in Angola, Congo, Cameroon, Gabon, Ghana and Nigeria through our towing and supply operations in the region.
Mediterranean
     This market consists of the Mediterranean Sea, the Black Sea and portions of the Middle East region. The fields and pipelines are being operated by both national and major international oil companies. Historically we have primarily targeted pipeline inspection, equipment installations and survey projects in this area as the region has a significant amount of existing offshore infrastructure. The Mediterranean subsea market is dominated by term contracts in relation to the regular inspection campaigns. We see an increasing demand for these services as well as an increase in demand for IMR services. As of December 31, 2009, we had one trenching vessel chartered in the Arabian Sea.
Mexico
     The Mexican constitution requires that Mexico operates all hydrocarbon resource activity in the country through its national oil company, Pemex. The Mexican market is characterized primarily by term work with most oil fields located in shallow water. We principally serve the construction and maintenance market with services to Pemex through its first tier contractors. We are seeking to increase our services directly to Pemex and to expand our range of services as the Mexican oil and gas industry moves into deeper waters and attempts to recover from the rate of production decline over the last few years. We believe that vessel demand in this market will continue to grow in shallow waters and also in relation to ROV services as the field developments move into deeper waters.
     We currently conduct operations from two ports in Mexico that are managed from our office in Ciudad del Carmen. As of December 31, 2009, we had a total of ten actively marketed towing and supply vessels in Mexico, including eight supply vessels and two crew vessels. We also had a total of two MSVs and two SPSVs marketed in Mexico, of which two are on long-term contracts.

Brazil
     Offshore exploration and production activity in Brazil is concentrated in the deepwater Campos Basin, located 60 to 100 miles from the Brazilian coast. As of December 31, 2009, we had one MSV, one SPSV, one Line Handler and one PSV on long-term contracts to Petrobras, the state-owned oil company and the largest operator in Brazil. The vessels are being operated from our office in Macae. Significant deepwater field developments are being planned in Brazil over the coming years, and we expect the market demand for subsea services and towing and supply vessels to increase.
Asia Pacific Region
     This region consists of the coastal regions of China and countries geographically south of China including Australia, Indonesia, Thailand, Vietnam, Malaysia and Singapore. The Asia Pacific Region market has experienced rapid economic growth and in the long-term is projected to continue to increase its energy consumption. At the current time, a majority of our activities in the area are concentrated in the offshore area of China including the Bohai Bay, Nanhai East and Nanhai West. During 2009, we also completed contracts in Vietnam, Thailand, Singapore, Indonesia, Australia and Malaysia.
     In 2006, we entered into an agreement with COSL to form EMSL. EMSL’s commercial office is located in Shanghai, China. EMSL provides marine transportation services for offshore oil and gas exploration, production and related construction and pipeline projects in China, Australia, and Southeast Asia. We contributed 14 vessels to EMSL of which five were mobilized during 2007 with an additional five vessels in 2008 and one additional vessel in 2009. One of the remaining three vessels was sold. Of the remaining two vessels, one vessel is operated by us under a management agreement with EMSL and one is mobilizing in the first quarter of 2010 to Southeast Asia. Expansion into this geographic region is an integral part of our continued international growth strategy.
     We hold a 49% equity interest in EMSL, a Hong Kong limited liability company in which COSL holds a 51% equity interest. EMSL provides towing and supply vessels to the oil and gas industry in China and other countries within Southeast Asia and Australia. Our interest in EMSL is held through a subsidiary of Trico Marine Assets Inc. As of December 31, 2009, we had nine OSVs, one AHTS, one PSV, one MPSV, one MSV and two trenching vessels in the Asia Pacific Region.
     For more details on the risks of operating internationally, refer to Item 1A.Risk Factors – Risks Related to Our Business – “Operating internationally subjects us to significant risks inherent in operating in foreign countries”.
Industry Overview
     As is common throughout the oilfield services industry, marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. Despite recent volatility in commodity prices, we believe the demand for subsea services will continue to grow. This demand is driven in part by the need for opex-related services which are comprised primarily of activities related to previously installed equipment including inspection, maintenance, and repair. Approximately 60% of Trico’s revenues in 2009 were derived from opex projects, including IMR, well stimulation, live hot taps and well decommissioning. Such demand is further driven by increased efficiencies from subsea production techniques: oil produced from subsea wells is typically cheaper and can be initially produced in less time than with traditional offshore methods. We believe that these efficiencies have been the primary catalyst for growth in subsea production technology over the last five decades.
     Generally, we believe that the long-term outlook for our business remains favorable based on the following factors:
Growing capital spending by oil and natural gas producers.
     Despite the recent decline in commodity prices, oil and gas companies are forecasted to spend significant capital offshore in order to replenish production and meet the long-term demand for hydrocarbons. According to a recent report by Spears & Associates, annual offshore drilling and completion spending worldwide has risen from $30.0 billion in 2000 to an estimated $62.1 billion in 2009 and is expected to reach $80.4 billion by 2014. The level of upstream spending in offshore regions has generally served as a leading indicator of demand for marine contracting services. Due to the time required to drill a well and fabricate a production platform, demand for our services usually follows exploratory drilling by a period of six to 18 months and can be longer. Once these wells are drilled and completed, we also provide services related to the inspection and maintenance of offshore fields.
International offshore activity.
     According to a recent report by Spears & Associates, international offshore drilling and completion spending accounts for approximately 80% of worldwide offshore drilling and completion spending. In many international markets, significant production infrastructure work is required over the next several years to develop new oil and natural gas discoveries. We believe that we are well positioned to capture a growing share of this work given the broad scope of our operating capabilities relative to the smaller regional providers that presently serve these markets. The size and complexity of these projects often require long-term commitments, funding capabilities and expertise akin to that of the major oil and natural gas companies, large independents or NOCs. In our view, these international projects, unlike those in the Gulf of Mexico where the volume of work is highly sensitive to changes in commodity prices, are driven by less volatile economic and social factors such as the need to reduce oil imports and social spending demands (such as in Mexico).
Aging subsea infrastructure worldwide.
     Subsea completions began in the early 1960s. Industry research predicts that 89% of the more than 3,000 subsea completions expected to be performed over the next five years will be completed in water depths of 6,000 feet or less. Servicing installations at such depths is our core market. These structures are generally subject to extensive periodic inspections, require frequent maintenance and will ultimately be decommissioned as mandated by various regulatory agencies. Consequently, we believe demand for our IMR, decommissioning and abandonment services will remain strong. We also believe that regulatory requirements make demand for these services less discretionary, and therefore less volatile, than for services arising from exploration, development and production activities. A good illustration of the demand for such services is our five-year IMR contract with Statoil, which specifically covers the inspection, maintenance and repair of its infrastructure in the North Sea.
     Competition
     Subsea Services
     Competition in the subsea services market is primarily driven by the level of engineering services required, the history or “track record” of the service provider, suitable vessel and equipment capacity and specifications, personnel capacity, and ability and experience in performing contracts at competitive rates. Suitable vessels include all vessels capable of deploying ROV and survey systems. Vessels range in size from 200 feet to over 300 feet in length. Key factors related to subsea service vessels and related equipment (such as ROVs and survey systems) are engineering expertise, competitive day rates, overall availability, regularity, quality and capacity. Our competitors range from small, private companies providing single subsea services to large integrated subsea service companies. A sample list of potential competitors would include, but would not be limited to, Acergy, DOF Subsea, Oceaneering, Canyon Offshore and Subsea7. Although the subsea segment is highly competitive and several of our competitors have greater financial and other resources and more experience operating in international areas than we have, we believe that our project management and engineering expertise and capacity, as well as our strong safety record and general experience in similar operations, represents a key competitive advantage for us in the subsea services market allowing us to compete effectively.
     Subsea Trenching and Protection
     The subsea trenching and protection services market is highly competitive and includes the following services: design, procurement, lay and burial of subsea structures. The extent to which some or all of these services are required by a customer under a contract will impact the overall degree of competition for such contacts. Our customers in this segment include oil and gas exploration, power and telecommunications companies. While we are awarded contracts that include differing work scopes, we specialize in and have a competitive advantage related to projects that include all significant elements described above. We have the capability of completing all forms of trenching (ploughing, jetting, and cutting). We compete against other methods of subsea burial, such as rock-dumping, which is the method of dropping rock on a product to protect the product. Other key competitive factors include contract pricing, service, safety record, reputation of vessel operators and crews and availability and quality of vessels of the type and size required by the customer. Our competitors in this market include Canyon and Nexans in the oil and gas sector and Subocean and Oceanteam in the renewable sector.

     Towing and Supply
     The level of offshore oil and gas drilling, production and construction activity primarily determines the demand and competition for our marine support vessels. Such activity is typically influenced by exploration and development budgets of oil and gas companies, which in turn are influenced by oil and gas commodity prices. The number of drilling rigs in our market areas is a leading indicator of drilling activity. In addition, the overall age of vessels is a key consideration for our customers. Each of the geographic regions below is highly competitive with many companies having a global presence.
     Tidewater, Bourbon, Farstad, Gulfmark and Seacor are the largest of the international competitors in the Asia Pacific region; however, the region is more dominated in terms of tonnage capacity by the regional players with growing fleets such as Bumi Armada, Pacific Richfield, Swire Pacific, CH Offshore/Scomi and PTSC to name a few. Certain jurisdictions are implementing more stringent home flagging requirements on longer term (1 year or more) contracts. This creates an automatic competitive advantage in the marketplace for the smaller domestic operators as the oil and gas companies are compelled to select a home-flagged vessel over a foreign-flagged vessel if one is available.
     In Brazil, European ship owners compete together with Tidewater, Seacor, Chouest and Hornbeck, foreign and Brazilian flagged vessels with local navigation companies, like CBO, to support Petrobras and other foreign oil companies in their offshore activities. Age and local content are critical factors. The same is true for Mexico but with less activity for local companies in high-end vessels. Age is becoming a critical competitive factor but price dominates.
     The North Sea region has strict vessel requirements due to the harsh conditions which prevent many vessels from migrating to the area. Contracting in the region is generally for term work and often for multiple years. International competitors include Tidewater, Bourbon, Seacor, Maersk, and Gulfmark. Regional competitors include North Sea Norwegian — DOF, Aries Offshore, Eidesvik, Farstad Shipping, Havila Shipping, Island Offshore, Siem Offshore, Olympic Shipping, Volstad Maritime, Troms Offshore and Viking Supply Ships.
Competitive Strengths
Well positioned to capture growth in offshore subsea spending.
     Since November 2007, we have been transforming Trico into a subsea services provider. We believe that the demand for subsea services will continue to grow due to increasing demand for more subsea trees —which we refer to as positive unit volume growth. Since the first subsea completion was performed in the early 1960s, there has been positive growth in the installed base of subsea trees every year.
     Global subsea market spending is expected to increase by approximately 9% to more than $40 billion by 2012. We classify this type of spending as “capex” spending as it is related to the installation of new subsea infrastructure, and we believe it is largely tied to both the offshore exploration for new oil discoveries and technology driven improvements in the recovery of existing oil reserves.
     With the growing base of installed subsea infrastructure, we believe that there will also be a greater need for on-going IMR services. We refer to this work as “opex”, which is recurring in nature and related to expenses required to maintain subsea infrastructure. Our key markets, which include the North Sea, Brazil, and West Africa, are expected to have approximately 1,100, 600, and 600 sub trees, respectively, greater than five years of age in 2012, which will account for more than 40% of subsea trees worldwide. As subsea infrastructure ages, it becomes increasingly important to perform routine IMR work to ensure the operational integrity of equipment. In some jurisdictions, such as the North Sea, certain IMR services are required by regulatory authorities. We also believe that other jurisdictions will continue to increase regulatory requirements for IMR, and offshore oil and natural gas producers will pursue IMR activities on this larger base of subsea infrastructure to maintain its economic productivity.
     Subsea completions began in the early 1960s, and we believe we are entering an unprecedented era for the number of subsea wells that will be abandoned. The abandonment of subsea wells worldwide is expected to grow by 18% from 2009 to 2013. We expect that this phenomenon will persist well into the future and that the abandonment and platform decommissioning will provide stable business prospects for us.

Distinctive subsea services business model.
     We believe that our distinctive capabilities and track record provide a sustainable competitive advantage. Our customers place a premium on certainty of execution and our track record. As the subsea services sector addresses new challenges brought on by deeper water depths, wells drilled to a deeper depth and older infrastructure, we believe our capabilities will give us a competitive advantage in developing state-of-the-art technologies and solutions for our customers. It is also our belief that our growing resume and experience will further cement our relationships with existing customers and better position us to win new business.
     We believe that our business has attractive financial characteristics including a day rate compensation model and the opportunity for long-term IMR and frame agreements. When we enter into a contract for a subsea services project, we bill for our services on a day rate rather than lump sum basis. This allows us to limit the risk of cost overruns associated with timing delays beyond our control or poor estimates for the scope and cost of the project. Our IMR and frame agreements for construction services have terms as long as five years.
Geographically diverse business model.
     We believe our internationally diverse platform reduces our exposure to a single market and has allowed us to position our fleet and service capabilities in markets with higher barriers to entry, lower volatility of day rates and greater potential for increasing day rates. Global offshore spending is expected to increase by approximately 29% through 2013, led primarily by international spending. According to a recent report by Spears & Associates, a petroleum industry consulting firm, the global offshore rig count is expected to increase by 66 rigs over the next five years. The international offshore rig market, which is projected to grow by 21% (52 rigs), is the primary driver for this growth, further solidifying the expectation that offshore international markets will experience material growth in the coming years. Approximately 99% of Trico’s revenues in 2009 were produced in markets outside the United States, such as the North Sea, the Asia Pacific Region, West Africa, Mexico and Brazil. Consequently, we believe we are well positioned to benefit from growth in international spending.
     In establishing ourselves as an international towing and supply provider in major offshore oil and gas basins around the world, we have established relationships with multiple major oil companies and NOCs. Since the acquisitions of DeepOcean and Active Subsea, we have successfully leveraged these towing and supply relationships around the world in order to win business for our subsea services and subsea trenching and protection segments.
     See Note 18 of the notes to our consolidated financial statements included herein for financial information about geographic areas.
Strategy
     Our strategy focuses on improving the quality and stability of our cash flows while creating stockholder value.
Expand our presence in additional subsea services markets.
     In contrast to the overall market served by our traditional towing and supply business, we believe the subsea market is growing and will provide a higher rate of return on our services. We have increased our marketing efforts to expand our subsea services business in West Africa, the Asia Pacific Region, Brazil, the United States and Mexico. For 2009, our aggregate revenues in these markets represented 35% of revenue in subsea operations. Through our legacy towing and supply business, we have strong relationships with important customers such as Pemex, Statoil, and CNOOC and an intimate understanding of their bidding procedures, technical requirements and needs. We are leveraging this infrastructure to expand our subsea services and subsea trenching and protection businesses around the world.
Maintain leadership by continued focus on innovation and improvement.
     We believe that by working under several long-term contracts in the North Sea, which has one of the largest and oldest installed bases of subsea equipment, we are provided opportunities to improve our subsea service offering that our competitors and newcomers do not have. This includes developing new techniques or proprietary equipment to meet our customers’ needs, reducing costs to improve our profitability, and identifying and solving new challenges for our customers such as those arising from increasingly older subsea infrastructure. We believe our “aggregate resume”—defined as our list of capabilities and accomplishments —further entrenches us with our existing customers and better positions us to win business in emerging subsea markets like the Asia Pacific

Region, Brazil, the Gulf of Mexico and West Africa. For example, DeepOcean recently assisted Statoil in completing the deepest “hot tap” (intervention) into a live pipeline in the North Sea region. We believe this type of skill set will enable us to assist NOCs in China, where the age and maintenance level of pipelines suggest such a skill set will be particularly valuable.
Maximize our service spreads and our vessel utilization.
     We continue to increase the size of our combined subsea services and subsea trenching and protection fleet primarily through chartering of third-party vessels. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize earnings per vessel and to increase the opportunity to offer a differentiated adaptable technology service package. We also pursue term contracts and frame agreements which increase vessel utilization and often provide advantages in sourcing new business. We currently have frame agreements in place with Statoil.
Reduce our debt level and carefully manage our cash flow.
     We are committed to restoring the financial flexibility provided by a strong balance sheet. Although our efforts have been restricted by the global financial crisis of the past 18 months, during 2009 we exchanged $253.5 million of our 6.5% Senior Convertible Debentures due 2028 for $202.8 million of our 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”), cash of approximately $12.7 million, and 3,042,180 shares of common stock (or warrants exercisable for $0.01 per share in lieu thereof ). This action reduced the principal amount of the total debt outstanding by $50.7 million and gives us the option to satisfy amortization obligations under the new debentures in stock. We have also canceled the Deep Cygnus, a large newbuild vessel, thereby terminating our obligation to fund $41.6 million in capital expenditures and completed negotiations with Tebma Shipyards LTD (“Tebma”) to suspend construction of the last remaining newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). We expect to exercise our option to cancel construction of these four newbuild MPSVs after July 15, 2010 which would reduce our committed future capital expenditures to approximately $38 million on the three MPSVs that would remain under contract. We expect delivery of the three remaining vessels under construction by the first and fourth quarters of 2010 and the first quarter of 2011. During 2009, we sold legacy towing and supply vessels for proceeds of $73 million and as of December 31, 2009, we had signed agreements for the sale of six additional vessels, including one AHTS, for a total of approximately $20 million. Three of these vessel sales have been completed so far in 2010. We have used and intend to continue to use proceeds from asset sales to reduce outstanding debt. We also successfully completed the issuance of $400.0 million aggregate principal amount of 11.875% Senior Secured Notes due 2014 (the “Senior Secured Notes”), which substantially reduced near-term maturities. While during the year, we significantly reduced the current maturities of debt, debt service costs remain high primarily due to the interest expense associated with the Senior Secured Notes. These debt service costs along with the remaining committed capital expenditures will need to be funded by cash flow from operations and the proceeds of liquidity initiatives such as asset sales.
Our Fleet
     Our vessels are used to support the installation, repair and maintenance of offshore facilities, the deployment of underwater ROVs, sea floor cable laying and trenching services, to transport equipment, supplies and personnel to drilling rigs and to tow drilling rigs and equipment. As of December 31, 2009, our fleet consisted of 60 owned or operated vessels (excluding four OSVs, one SPSV and one AHTS, which are held for sale), including six subsea platform supply vessels, one multi-purpose platform supply vessel, nine multi-purpose service vessels, five trenching vessels, 26 offshore supply vessels, five large capacity platform supply vessels, four large anchor handling, towing and supply vessels, and four crew/line handlers. Additionally, we have three new multi-purpose platform supply vessels on order, which are expected to be delivered in the first and fourth quarters of 2010 and the first quarter of 2011.
     The principal types of vessels that we operate can be summarized as follows:
     Multi-Purpose Service Vessels. Multi-purpose service vessels, or MSVs, are capable of providing a wide range of maintenance and supply functions in the subsea services business. These vessels offer sophisticated equipment (such as cranes, moonpools and helipads), and capabilities (such as dynamic positioning and firefighting), with built-in facilities that can accommodate ROVs and related launch and recovery systems.
     Multi-Purpose Platform Supply Vessels. Multi-purpose platform supply vessels, or MPSVs, are platform supply vessels capable of supporting subsea services. These vessels offer sophisticated equipment (such as cranes, moonpools and helipads), and capabilities (such as dynamic positioning and firefighting). MPSVs are designed to carry large equipment, accommodate a large number of personnel, and are generally used as platforms for subsea service providers.

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
     Trenching and Protection Support Vessels. Trenching and protection support vessels have similar attributes to MSVs and are typically fitted with an A-frame winch or have a reinforced deck for applications; some of these vessels are also equipped to service the ploughing market. Certain of these new build vessels are state-of-the-art installation and burial vessels designed for operation in severe weather conditions, demonstrating high station keeping maneuverability and minimizing environmental impact. These vessels operate as multi-role construction support vessels due to their large deck space of 400 square feet with 150 ton active heave compensated cranes. Trenching and protection support vessels are capable of carrying out a wide range of subsea installation tasks, including:
•	the installation of flexible pipe, umbilicals, power and telecommunications cables;

•	the deployment of our jetting subsea assets for the trenching of umbilicals and flowlines; and

•	other undertakings, such as subsea lifts, ROV intervention and survey support.
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
     Anchor Handling, Towing and Supply Vessels. Anchor handling, towing and supply vessels, or AHTSs, are primarily used to set anchors for drilling rigs and tow mobile drilling rigs and equipment from one location to another. AHTSs can be used for supply, oil spill recovery efforts, tanker lifting and floating production, storage and offloading support roles. AHTSs are characterized by large horsepower vessel engines (generally averaging between 8,000-18,000 horsepower), shorter afterdecks, and specialized equipment such as towing winches.
     Offshore Supply Vessels. Offshore supply vessels, or OSVs, generally are at least 165 feet in length and are designed primarily to serve drilling and production facilities and support offshore construction, repair and maintenance efforts. Supply vessels are differentiated from other types of vessels by cargo flexibility and capacity. In addition to transporting deck cargo, such as pipe, other drilling equipment, or drummed materials, supply vessels transport liquid and dry bulk drilling products, potable and drill water, and diesel fuel.
     Crew Vessels. Crew vessels are at least 100 feet in length and are used primarily for the transportation of personnel and light cargo, including food and supplies, to and among drilling rigs, production platforms, and other offshore installations. Crew boats are constructed from aluminum and as a result, generally require less maintenance and have a longer useful life without refurbishment relative to steel-hulled supply vessels.
     Line Handling Vessels. Line handling vessels are outfitted with specialized equipment to assist tankers while they load from single buoy mooring systems. These vessels support oil off-loading operations from production and storage facilities to tankers and transport supplies and materials to and among offshore facilities.
     The following table sets forth information regarding the vessels operated by us and vessels on order as of December 31, 2009 excluding assets for sale:

	Number of
Type of Vessel	Vessels (1)	Length	Horsepower
Existing Fleet:
MSVs	9	200’ —426’	4,788—17,795
MPSVs	1	241’	6,222
SPSVs	6	200’ —304’	4,610—10,800
PSVs	5	190’ —280’	4,050—10,800
AHTSs	4	212’ —261’	11,140—15,612
OSVs	26	166’ —230’	2,000—6,140
Crew/Line Handlers	4	110’ —155’	1,200—6,750
Subsea Trenching and Protection Vessels	5	295’ —351’	10,440—23,480

On Order:
MPSVs	3	241’	6,222

(1)	Vessel count includes three leased Crew / Line Handlers, six leased MSVs, five leased trenching support vessels, as well as six OSVs held by NAMESE in which the Parent holds a 49% interest.
     As of December 31, 2009, the average age of our subsea fleet of vessels was seven years and the average age of our overall fleet was 16 years. Generally, a vessel’s age is determined based on the date of construction. However, if a major refurbishment is performed that significantly increases the estimated life of the vessel; we calculate the vessel’s age based on either the construction date or the refurbishment date.
     Dispositions of certain assets. Consistent with our strategy to reduce indebtedness, further streamline our operations and to focus on core assets, we initiated a strategy in 2006 to dispose of our older, less utilized marine assets. This process was accelerated in 2009 as we shifted our focus to being a subsea services provider. We completed the sale of eleven vessels in 2009, four vessels in 2008, and three vessels in 2007. We have used and intend to continue to use proceeds from asset sales for debt service and to reduce outstanding debt. As of December 31, 2009, we had signed agreements for the sale of six additional vessels, including one AHTS, for a total of approximately $20 million. Three of these vessel sales have been completed so far in 2010. Further in 2010, we will continue to pursue opportunities to monetize our towing and supply assets.
Our Customers and Charter Terms
     Our principal customers in the North Sea, Mexico, Brazil and the Asia Pacific Region are major integrated oil companies and large independent oil and gas companies as well as foreign government owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. The charters with these customers are industry standard time charters. Current charters in these areas include periods ranging from spot contracts of just a few days or months to long-term contracts of several years. Our revenue model is to charge a “day rate” for our services. We do not currently operate under any lump sum contracts.
     Because of frequent renewals, the stated duration of charters frequently has little relation to the actual time vessels are chartered to a particular customer. In addition, some of our long-term contracts contain early termination options in favor of our customers. See “Risk Factors - The early termination of contracts on our vessels could have an adverse effect on our operations.”

     The table below shows our contract coverage if none of the option periods are ratified by our customers (without options) and if all of the option periods are ratified by our customers (with options). A summary of the average terms and day rates of those contracts is as follows:

	Year Ending		Year Ending
	December 31, 2010		December 31, 2011
	% of Total	Average	% of Total	Average
Type of Vessel	Days Under Contract	Day Rate	Days Under Contract	Day Rate
	Without Options

AHTSs/PSVs (9 vessels) (1)	32%	$16,029	14%	$12,399
OSVs (21 vessels) (2)	21%	9,271	0%	N/A
Crew/Line Handling Boats (4 active)	52%	6,157	24%	6,054
SPSVs/MPSVs (7 vessels)	39%	20,369	26%	17,948
MSVs (8 vessels)	73%	82,199	41%	88,679
Subsea Trenching and Protection (5 vessels)	28%	118,607	9%	130,000

	With Options

AHTSs/PSVs (9 vessels) (1)	56%	$16,947	35%	$17,008
OSVs (21 vessels) (2)	38%	9,881	11%	13,790
Crew/Line Handling Boats (4 active)	52%	6,157	24%	6,054
SPSVs/MPSVs (7 vessels)	60%	25,844	29%	18,897
MSVs (8 vessels)	75%	81,478	71%	82,456
Subsea Trenching and Protection (5 vessels)	28%	118,607	9%	130,000

(1)	The day rate for the AHTS class includes one vessel operating under a bareboat charter.

(2)	In 2007, five of our OSVs entered into bareboat contracts which decreased average supply vessel day rates. Including the five vessels under bareboat agreements, our average day rates for vessels without options would be $4,675 and $588 for the years ended December 31, 2010 and 2011 respectively; our average day rates for vessels with options would be $6,276 and $4,708 for the years ended December 31, 2010 and 2011, respectively.
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
     Two of our customers, Statoil and Blue Whale Offshore Engineering Technology Company, or Blue Whale, each represented more than 10% of our consolidated revenues for the year ended December 31, 2009. Two of our customers, Grupo Diavaz and Statoil, each represented more than 10% of our consolidated revenues for the year ended December 31, 2008. There were no customers that represented 10% of our consolidated revenues in 2007.
     Vessel maintenance. We incur routine drydock inspection, maintenance and repair costs under U.S. Coast Guard regulations and to maintain American Bureau of Shipping, Det Norske Veritas, or other certifications for our vessels. In addition to complying with these requirements, we also have our own comprehensive vessel maintenance program that we believe allows us to continue to provide our customers with well maintained, reliable vessels. Under our maintenance program, we are able to schedule maintenance more effectively through a proactive maintenance strategy instead of following a maintenance schedule dictated by regulatory compliance. In connection with this program, we have also established a centralized global drydocking group and a global procurement department to address the maintenance needs of our increasingly international fleet of vessels. Our centralized procurement department was developed in light of our rapid growth in international markets and increasing vessel operating expenses, which required a sustainable cost reduction program that enables economies of scale, more effective cost management and process visibility across all regions.
     We expect that these additions will provide us with better control over processes and procedures that are implemented during each drydocking period and stronger controls over maintenance budgets that will ultimately reduce the amount of time for each vessel’s drydocking.
     We incurred approximately $6.4 million, $17.6 million, and $16.9 million in drydocking and marine inspection costs in the years ended December 31, 2009, 2008 and 2007, respectively, which we expense as incurred.
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
     As we operate vessels in the U.S., we are also subject to the Shipping Act, 1916, as amended (“1916 Act”), and the Merchant Marine Act, 1920, as amended (“1920 Act,” or “Jones Act” and, together with the 1916 Act and implementing of U.S. Government regulations, (“Shipping Acts”), which govern, among other things, the ownership and operation of vessels used to carry cargo between U.S. ports. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. Our charter contains provisions that limit non-U.S. citizen ownership of our stock and the status of certain officers and directors in the same manner as the Jones Act and authorizes us and our Board of Directors to take actions designed to effectuate the purpose of permitting us to remain eligible to engage in the U.S. coastwise maritime trade. Should we fail to comply with the U.S. citizenship requirements of the Shipping Acts, we would be prohibited from operating our vessels in the U.S. coastwise trade during the period of such non-compliance, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwide trading rights for our U.S.-flag vessels, fines or forfeiture of the vessels. Therefore the various Shipping Acts impose requirements at both the company and vessel levels. If we are unable to maintain our Jones Act status, it could be harder for us to sustain operations in the U.S. subsea market, which would adversely affect our future revenues and profitability. In the absence of continuing to qualify to conduct business under the Jones Act, we believe that we could become less competitive when competing against foreign providers of subsea services who regularly provide such services in the United States.
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
     We believe that we are in compliance with currently applicable laws and regulations. The risks of incurring substantial compliance costs, liabilities and penalties for non-compliance are inherent in offshore marine operations. Compliance with environmental, health and safety laws and regulations increases our cost of doing business. Additionally, environmental, health and safety laws change frequently. Therefore, we are unable to predict the future costs or other future impact of these laws on our operations. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future.
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
Employees
     As of December 31, 2009, we had approximately 1,780 employees worldwide, including approximately 1,320 operating personnel and 460 divisional area, corporate, administrative, technical, sales and management personnel. To date, no strikes, work stoppages, boycotts, or slowdowns have interrupted our operations.
     None of our U.S. employees, which number approximately 70, are represented by labor unions nor are they employed pursuant to collective bargaining agreements or similar arrangements.
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

Risks Relating to our Businesses
     We have a significant amount of debt and our business is highly cyclical in nature due to our dependency on the levels of offshore oil and gas drilling and subsea construction activity. Our forecasted cash and available credit capacity are not expected to be sufficient (i) to meet our commitments as they come due over the next twelve months and (ii) remain in compliance with our debt covenants unless we are able to successfully sell additional assets, access cash in certain of our subsidiaries, minimize our capital expenditures, effectively manage our working capital, obtain waivers or amendments from our lenders and improve our cash flows from operations.
     In depressed markets, our ability to pay debt service and other contractual obligations will depend upon us improving our cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we have difficulty providing for debt service or other contractual obligations in the future, we will be forced to take actions such as reducing or delaying capital expenditures, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, refinancing or reorganizing our debt or other obligations and seeking additional equity capital, or any combination of the above. Reducing or delaying capital expenditures or selling assets would delay or reduce future cash flows. We may not be able to undertake any of these actions on satisfactory terms, or at all.
     The failure to successfully complete construction or conversion of our vessels on schedule, on budget, or at all without a corresponding reduction in capital expenditures, or to successfully utilize such vessels and the other vessels in our fleet at profitable levels could adversely affect our financial position, results of operations and cash flows.
     We have three MPSVs currently under construction. Our fleet upgrade program may result in additional vessel construction projects and/or the conversion or retrofitting of some of our existing vessels. Our construction and conversion projects may be delayed, incur cost overruns or fail to be completed as a result of factors inherent in any large construction project, including, among other things, shortages of equipment, lack of shipyard availability, shipyard bankruptcy, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor.
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
     We may not be able to continue as a going concern.
     Absent completion of certain actions that are not solely within our control, we do not expect our forecasted cash and credit availability to be sufficient to meet our commitments as they come due over the next twelve months. As a result, there is substantial doubt we can continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due. In order to continue as a going concern, we will need to (i) sell additional assets, (ii) access cash in certain of our subsidiaries, (iii) minimize our capital expenditures, (iv) obtain waivers or amendments from our lenders, (v) effectively manage our working capital and (vi) improve our cash flows from operations. Completion of the foregoing actions is not solely within our control and we may be unable to successfully complete one or all of these actions. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we will need to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. See Note 2 (Risks, Uncertainties, and Going Concern) to our consolidated financial statements included herein.
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
     The markets for subsea services and subsea trenching and protection services are highly competitive. While price is the main competitive factor, the ability to acquire specialized vessels and equipment, to attract and retain skilled personnel, and to demonstrate a good safety record are also important. Several of our competitors in both the subsea services and subsea trenching and protection services market have greater financial and other resources and more experience operating in international areas than we have. We believe that other vessel owners are beginning to offer subsea services and subsea trenching and protection services to their customers. If other companies acquire vessels or equipment, or begin to offer integrated subsea services to customers, levels of competition may increase and our business could be adversely affected. In addition, any reduction in rates offered by our competitors or growing disparity in fuel efficiency between our fleet and those of our competitors may cause us to reduce our rates and may negatively impact the utilization of our vessels, which will negatively impact our results of operations and cash flows.
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
     As of December 31, 2009, the average age of our towing and supply vessels was approximately 21 years. The average age of many of our competitors’ fleets is substantially younger than ours. Our older towing and supply fleet is generally less technologically advanced than many newer fleets, is not capable of serving all markets, may require additional maintenance and capital expenditures to be kept in good operating condition and as a consequence may be subject to longer or more frequent periods of unavailability. Prolonged periods of unavailability of one or more of our older vessels could have a material adverse effect on our financial position, results of operations and cash flows. In addition, we expect that our fleet is less fuel efficient than our competitors’ newer fleets, putting us at a competitive disadvantage because our customers are responsible for the fuel costs they incur. Our ability to continue to upgrade our fleet depends on our ability to commission the construction of new vessels as well as the availability in the market of newer, more technologically advanced vessels with the capabilities to meet our customers’ increasing requirements. If we are unable to manage the aging of our fleet efficiently and find profitable market opportunities for our vessels, our results will deteriorate and our financial position and cash flows could be materially adversely affected.
     Increases in size, quality and quantity of the offshore vessel fleet in areas where we operate could increase competition for charters and lower day rates and/or utilization, which would adversely affect our revenues and profitability.
     Charter rates for marine support vessels in our market areas depend on the supply of and demand for vessels. Excess vessel capacity in the offshore support vessel industry is primarily the result of either construction of new vessels or the mobilization of existing vessels into fully saturated markets along with lower demand. There are a large number of vessels currently under construction and our competitors have new vessels to be delivered over the next few years. In recent years, we have been subject to increased competition from both new vessel construction, particularly in the North Sea and the Gulf of Mexico, as well as vessels mobilizing into regions in which we operate. Any increase in the supply of offshore supply vessels, whether through new construction, refurbishment or conversion of vessels from other uses, remobilization or changes in the law or its application, could increase competition for charters and lower day rates and/or utilization, which would adversely affect our financial position, results of operations and cash flows.
     If we are unable to maintain our Jones Act status, we could be disadvantaged in the U.S. subsea market, which would adversely affect our future revenues and profitability.
     We operate in a number of markets around the world, and our plans contemplate entering certain subsea services markets, including in the United States. Coastwise maritime trade in the U.S. is subject to U.S. laws commonly referred collectively to as the

Jones Act, and together with the Shipping Act, 1916, the Shipping Acts. In the third quarter of 2009, we exited this segment of business in the United States. However, we expect decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of our subsea strategy, which may require continued compliance with the Jones Act. We were recently awarded our first subsea services contract in the U.S. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. Our charter contains provisions that limit non-U.S. citizen ownership of our stock and the status of certain officers and directors in the same manner as the Jones Act and authorizes us and our board of directors to take actions designed to effectuate the purpose of permitting us to remain eligible to engage in the U.S. coastwise maritime trade. Should we fail to comply with the U.S. citizenship requirements of the Shipping Acts, we would be prohibited from operating our vessels in the U.S. coastwise trade during the period of such non-compliance, and under certain circumstances would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coast wide trading rights for our U.S.-flag vessels, fines or forfeiture of the vessels. If we are unable to maintain our Jones Act status, it could be harder for us to sustain operations in the U.S. subsea market, which would adversely affect our future revenues and profitability. In the absence of continuing to qualify to conduct business under the Jones Act, we believe that we could become less competitive when competing against foreign providers of subsea services who regularly provide such services in the United States.
     If a stockholder conducts another proxy contest in connection with a meeting of our stockholders, it could be costly and disruptive.
     Kistefos AS, a holder of approximately 18.1% of our outstanding common stock, made nine proposals to be voted on by our stockholders at our 2009 annual meeting of stockholders, including proposals to elect two of Kistefos’ employees to our board of directors. Our board opposed eight of Kistefos’s proposals. In connection with the meeting, Kistefos also filed a lawsuit against us regarding the legality of one of Kistefos’s proposals. As a result of these events, the costs associated with our 2009 annual meeting were significantly higher than normal. Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) were approximately $1.6 million during the year ending December 31, 2009. We believe Kistefos still wishes to have two of its employees elected to our Board. If Kistefos or other stockholder(s) conduct a proxy contest or submit proposals to be considered at a meeting of stockholders and we oppose such actions, we may incur significant expenses above the amounts normally spent for an annual meeting. Any such contest could also be a distraction to our management who may be required to devote a significant portion of their time to the contest instead of the operation of our business.
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
     On December 31, 2009, approximately 40.6% of our employees worldwide were working under collective bargaining agreements, all of whom were working in Norway, the United Kingdom or Brazil, where such agreements are required to exist. Efforts have been made from time to time to unionize other portions of our workforce. Any such unionization could increase our costs, limit our flexibility or increase the risk of a work stoppage.
     The removal or reduction of the reimbursement of labor costs by the Norwegian government may adversely affect our costs to operate our vessels in the North Sea.

     During July 2003, the Norwegian government began partially reimbursing us for labor costs associated with the operation of our vessels. These reimbursements totaled $5.7 million in 2009. If this benefit is reduced or removed entirely, our direct operating costs will increase substantially and negatively impact our profitability.
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
     As we are a Delaware corporation, we are subject to the anti-bribery restrictions of the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States law and regulations prohibit us from using.
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
      If the operating results of our subsea services or subsea trenching and protection segments is adversely affected, an impairment of intangibles could result in a write down.
     We have certain intangible assets consisting of trade names and customer relationships which we acquired in connection with the DeepOcean acquisition in 2008 with carrying values of $31.3 million and $85.2 million, respectively. Based on factors and circumstances impacting our subsea services and subsea trenching and protection segments and the business climate in which we operate, we may determine that it is necessary to perform an impairment assessment prior to the fourth quarter of 2010 to re-evaluate the carrying value of our unamortized trade name intangible assets, and we may need to perform an assessment of the carrying value of our amortized intangible customer relationship assets. If changes in the industry, market conditions, or government regulation negatively impact our subsea services or subsea trenching and protection segments, resulting in lower operating income, if assets are damaged, or if any circumstance occurs which results in the fair value of any segment declining below its carrying value, our intangible assets would be impaired.
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
     Our operations, particularly in the North Sea, China, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers. Two of our customers, Statoil and Blue Whale Offshore Engineering Technology Company, or Blue Whale, each represented more than 10% of our consolidated revenues during 2009. Our results of operations, cash flows and financial position could be materially adversely affected if any of our key customers in these regions terminates its contracts with us, fails to renew our existing contracts, or refuses to award new contracts to us.
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
     Some of the Norwegian entities within the Trico Supply Group have untaxed shipping income under the Norwegian tonnage tax regime. To comply with the Norwegian tonnage tax regime, certain conditions must be fulfilled and the failure to comply with any such condition, even if the failure is unintentional, may lead to adverse tax consequences. In order to comply with tonnage tax requirements, a Norwegian tonnage tax entity cannot own shares in a non-publicly listed entity except for other Norwegian tonnage tax entities. Subsequent to the acquisition of DeepOcean ASA by Trico, Trico completed a corporate restructuring to comply with this and other requirements. Trico had until January 31, 2009 to transfer its ownership interest in DeepOcean AS and the non-tonnage tax entities. Failure to comply with this deadline would have resulted in the income of Trico Shipping AS being subject to a 28% tax rate and an exit tax liability, currently payable over a ten-year period, becoming due and payable immediately. In connection with the corporate restructuring completed in January 2009, the ownership of DeepOcean AS and its non-tonnage tax related subsidiaries were transferred to Trico Supply AS and the tonnage tax related entities owned by DeepOcean AS became subsidiaries of Trico Shipping AS.
     If it is determined by the assessment authorities that this restructuring, including the transfer of ownership interest in DeepOcean AS, did not comply with the requirements of the tonnage tax regime, or if some other failure to comply with the provisions is found to have occurred, all of the accumulated untaxed income of Trico Shipping AS would be subject to a 28% tax rate. Furthermore, if other failures to comply were found to have occurred with respect to Trico Shipping or the Norwegian guarantors within the Norwegian tonnage tax regime, the income of the company in question would be subject to a 28% tax rate in the year of such failure to comply and each year thereafter if not cured within the required time frame or the company in question does not reinstate its tonnage eligibility in future years. Any such outcome could adversely affect our financial position. See Note 19 to our consolidated financial statements.
     Our refund guarantees may not be valid or cover all of our losses in the event of a termination of our newbuild vessel construction contracts.
     Trico Subsea AS currently has seven contracts for construction of vessels at the Tebma shipyard in India. Currently Trico Subsea AS has agreed with the shipyard that it is entitled to suspend construction of four of these vessels (Hulls No. 120, 121, 128 and 129), while three vessels (Hulls No. 117, 118 and 119) will be completed. Under the construction contracts, Trico Subsea AS is entitled to receive refunds of certain of the sums paid to Tebma under certain provisions of the construction contracts (including interest at a rate of 6% per annum from the date of payment to the date of refund) if the contracts are lawfully terminated by Trico Subsea AS. Trico Subsea AS has refund guarantees covering approximately $21.0 million with respect to the four suspended vessels, a portion of which covers certain equipment paid for by Trico Subsea AS. With regard to the three vessels being completed Trico Subsea AS has refund guarantees covering approximately $29.3 million. If the shipyard is not able to satisfy its obligation to refund the sums paid for any of the seven vessels, Trico Subsea AS will be entitled to draw on the refund guarantees, or in the case of the suspended vessels, access a combination of the refund guarantees and the equipment paid for by Trico Subsea AS. In the case of the suspended vessels, there can be no assurance that the total value of the refund guarantees and the value of the equipment totals $21.0 million. In the case of the three vessels to be completed, we do not have refund guarantees for approximately $10 million of payments related to certain vessel modifications.
     The refund guarantees have expiration dates and need to be periodically renewed. To date, we have been able to obtain renewals of these refund guarantees. However, there can be no assurance that the current refund guarantees will be renewed by the existing financial institutions or, if not renewed, replacement refund guarantees can be obtained.
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
     From time to time our vessels undergo routine drydock inspection, maintenance and repair as required under U.S. Coast Guard regulations and in order to maintain American Bureau of Shipping, Det Norske Veritas or other vessel certifications for our vessels. If the cost to drydock, repair, or maintain our vessels should continue to increase, or if the availability of shipyards to perform such services should decline, then our ability to return vessels to work at sustained day rates, or at all, could be materially affected, and our financial position, results of operations and cash flows may be adversely impacted.
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

     During the past three years, our Brazilian subsidiary received non-income related tax assessments from Brazilian state tax authorities totaling approximately 56.8 million Brazilian Reais ($32.8 million at December 31, 2009) in the aggregate and may receive additional assessments in the future. The tax assessments are based on the premise that certain services provided in Brazilian federal waters are considered taxable as transportation services. If the courts in these jurisdictions uphold the assessments, it would have a material adverse effect on our net income, liquidity and operating results. We do not believe any liability in connection with these matters is probable and, accordingly, have not accrued for these assessments or any potential interest charges for the potential liabilities.
     Currency fluctuations and economic and political developments could adversely affect our financial position, results of operations and cash flows.
     Due to the size of our international operations, a significant percentage of our business is conducted in currencies other than the U.S. Dollar. We primarily are exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Euro, the Brazilian Real, and the Nigerian Naira. Changes in the value of these currencies relative to the U.S. Dollar could result in translation adjustments reflected as a component of other comprehensive income or losses in shareholders’ equity on our balance sheet. To the extent we owe obligations to our creditors in foreign currencies, exchange rate fluctuations may magnify such risks. In addition, translation gains and losses could contribute to fluctuations or movements in our income. The majority of the debt at Trico Supply is denominated in U.S. Dollars while a significant portion of our operating revenues and expenses are denominated in other currencies. The strengthening of the U.S. Dollar against these currencies could have a negative impact of our ability to service this U.S. Dollar denominated debt.
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
     Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets, such as West Africa. As we continue to increase our presence in such countries, our operations will encounter the following risks, among others:
•	increasing trends in certain countries that favor or require that vessels operating in its waters carry the flag of that country, be owned by a local entity and /or be manufactured in that country. This may negatively impact our ability to win and maintain contracts in these countries;

•	government instability, which may cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	potential vessel seizure or confiscation, or the expropriation, nationalization or detention of assets;

•	imposition of additional withholding taxes or other tax on our foreign income, imposition of tariffs or adoption of other restrictions on foreign trade or investment, including currency exchange controls and currency repatriation limitations;

•	exchange rate fluctuations, which may reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	difficulty in collecting accounts receivable;

•	civil uprisings, riots, and war, which may make it unsafe to continue operations, adversely affect both budgets and schedules, and expose us to losses;

•	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of qualified crew members or specialized equipment in areas where local resources are insufficient;

•	decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	acts or piracy or terrorism, including kidnappings of our crew members or onshore personnel.
     We cannot predict the nature and the likelihood of any such events. However, if any of these or other similar events should occur, it could have a material adverse effect on our financial position, results of operations and cash flows.
Risks Relating to our Capital Structure
     To meet our commitments and remain in compliance with debt covenants over the next twelve months requires us to generate additional cash flows by accomplishing certain items that are not within our sole control.
     We believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our debt covenants unless we are able to successfully sell additional assets, access cash in certain of our subsidiaries, minimize our capital expenditures, obtain waivers or amendments from our lenders, effectively manage our working capital and improve our cash flows from operations.
     We may not be able to obtain funding or obtain funding on acceptable terms because of the deterioration of the credit and capital markets. We may also not be able to seek amendments or waivers on existing credit covenants on terms that are favorable to us. This may hinder or prevent us from meeting our future capital needs.
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
     Our holding company structure and the terms of the Senior Secured Notes may adversely affect our ability to meet our obligations.
     Substantially all of our consolidated assets are held by our subsidiaries and a majority of our profits are generated by Trico Supply and its subsidiaries. Accordingly, our ability to meet our obligations depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of management fees, dividends, loans or otherwise, and to pay amounts due on our obligations. Dividends, loans and other distributions to us from such subsidiaries may be subject to contractual and other restrictions. For example, under the terms of the Senior Secured Notes, our business has been effectively split into two groups: (i) Trico Supply, where substantially all of our subsea services business and all of our subsea protection business resides along with our North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of our non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% Debentures and the 3% Debentures and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes. Under the terms of the Senior Secured Notes, the ability of Trico Supply to provide cash and other funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and interest on intercompany debt unless certain financial measures are met. Because of these restrictions, our ability to meet our obligations at each of Trico Supply and Trico Other depends on the results of operations of our businesses included within these groups.
     The ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in a technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions by either Trico Supply or Trico Other could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable.
     We have a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, to comply with debt covenants and to make payments on our indebtedness.
     We are highly leveraged. As of December 31, 2009, our total indebtedness was $733.9 million, which represents approximately 88.1% of our capitalization. Our interest expense in 2009 was $50.1 million and will increase in 2010 as certain lower rate bank debt has been replaced with the Senior Secured Notes that have a higher coupon rate. Our substantial level of indebtedness may adversely affect our flexibility in responding to adverse changes in economic, business or market conditions, which could have a material adverse effect on our results of operations.
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
     In addition, substantially all of the material assets of the Trico Supply Group secure the Senior Secured Notes, the guarantees and the Trico Shipping Working Capital Facility (“Working Capital Facility”), which may limit the ability of the Trico Supply Group to generate liquidity by selling assets.
     In the past two years, we have amended several of our credit facilities and received waivers prior to the completion of some of the amendments in order to comply with the covenants contained in our credit facilities. In December 2009, we amended certain financial covenants related to our $50 million U.S. Revolving Credit Facility (“U.S. Credit Facility”). The calculation of the minimum net worth covenant was amended to permanently eliminate the effect of the impairment charge taken at December 31, 2009 related to the cancellation of certain shipbuilding contracts. The consolidated leverage ratio covenant was also amended for each of the quarters ending between December 31, 2009 and September 30, 2010 to increase the maximum allowable level. In conjunction with these changes, the availability under the facility was reduced to $15 million until our consolidated leverage ratio levels are less than those in effect prior to this amendment. Continued compliance with our debt covenants is dependent upon us obtaining a minimum level of EBITDA, as defined in our credit agreement, and liquidity for the remainder of 2010. Our forecasted EBITDA contains certain estimates and assumptions regarding new vessel deliveries, fleet utilization, average day rates, and operating and general and administrative expenses, which could prove to be inaccurate. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants. If a violation were to occur, there are no assurances that we could obtain additional waivers or amendments to these covenants. Failure to obtain the necessary waivers or amendments would result in all or a portion of our debt becoming immediately due and payable. Currently, we do not expect to be in compliance with the consolidated leverage ratio covenant as of each of March 31, 2010, June 30, 2010, and September 30, 2010 in the U.S. Credit Facility which will require us to obtain waivers or amendments from our lender. There can be no assurance that these additional waivers or amendments can be obtained or that additional amendments and waivers will not be required. Due to this expectation that we will need further amendments and / or waivers and the fact that we have required previous amendments to remain in compliance with certain debt covenants, the U.S. Credit Facility and the Working Capital Facility, because of the cross default provision, have been classified as current as of December 31, 2009.
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
     Our inability to repay our outstanding debt would have a material adverse effect on us. We do not expect that our forecasted cash flows and available credit capacity, absent the completion of certain liquidity related events, will be sufficient to meet our commitments and remain in compliance with our debt covenants.
     For a complete description of our indebtedness, please read Note 5 to our consolidated financial statements included herein.
     Our indentures and credit agreements impose significant restrictions that may limit our operating and financial flexibility.
     The indentures and credit agreement governing our indebtedness contain a number of significant restrictions and covenants that limit our ability to, among other things:
•	incur or guarantee additional indebtedness or issue certain types of equity or equity linked securities;

•	pay distributions on, purchase or redeem capital stock or purchase or redeem subordinated indebtedness;

•	make loans and investments;

•	create or permit certain liens;

•	sell or lease assets, including vessels and other collateral;

•	engage in sale leaseback transactions;

•	consolidate or merge with or into other companies or sell all or substantially all of their assets;

•	engage in transactions with affiliates;

•	reflag vessels outside of certain jurisdictions;

•	engage in certain business activities not related to or incidental to the provision of subsea and marine support services, subsea trenching and protection services or towing and supply services;

•	materially impair any security interest with respect to the collateral; and

•	restrict distributions or other payments to us or other subsidiaries.
     These restrictions could limit our ability to repay existing indebtedness, finance future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, the U.S. Credit Facility requires maintenance of specified financial ratios and satisfaction of certain financial covenants. We will need to negotiate a waiver or amendment to our consolidated leverage ratio debt covenant on this facility as we do not expect to be in compliance with it beginning with the quarter ending March 31, 2010. There can be no assurance that the lenders will agree to this amendment / waiver and / or, if required, other amendments / waivers on acceptable terms. A failure to do so would provide the lenders the opportunity to declare the associated debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt. If the debt is declared due and payable, this would result in a default under other debt agreements, and we may be unable to pay amounts due on our debt. We cannot assure you that we will meet these financial ratios or satisfy these covenants and events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may ultimately affect our ability to do so. Additionally, we may be required to take action to reduce debt or to act in a manner contrary to business objectives to maintain compliance with these covenants or to obtain required amendments or waivers.
     Our ability to utilize certain net operating loss carryforwards or foreign tax credits may be limited by certain events which could have an adverse impact on our financial condition.
     At December 31, 2009, we had estimated net operating loss carryforwards (“NOLs”) of $67.4 million for federal income tax purposes that are set to expire beginning in 2023 through 2028. Any future change in our ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we cannot utilize these NOLs, then our liquidity position could be materially and adversely affected.
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

Similarly, the limitations on voting power of the corporation also limit the percentage of non-U.S. citizens that may serve on our board of directors. Currently, our charter limits the number of non-U.S. citizen directors to no more than a minority of the quorum. Should that number increase such that the number of non-U.S. citizen directors would have more than 25% of the voting power of the corporation, we could lose our ability to engage in coastwise trade. If this charter provision is ineffective, then ownership of 25% or more of our capital stock by non-U.S. citizens could result in the loss of our ability to engage in coastwise trade, which would negatively affect our towing and supply business, and possibly result in the imposition of fines and other penalties. As of December 31, 2009, we estimate that approximately 18.4% of our capital stock was held by non-U.S. citizens.
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
     Certain provisions of our 8.125% Debentures, 3% Debentures, and Senior Secured Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our debentures will have the right, at their option, to require us to repurchase all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required either to pay an interest make-whole payment or to issue additional shares upon conversion, or to provide for conversion into the acquirer’s capital stock in the event that a holder converts his debentures prior to and in connection with certain fundamental changes, which may have the effect of making an acquisition of us less attractive. The Senior Secured Notes entitle the holders to be repaid an amount greater than the par amount.
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
     A substantial number of shares of our common stock will be eligible for future sale upon conversion of the 8.125% Debentures, certain amortization payments relating to the 8.125% Debentures and exercise of the phantom stock units, and the sale of those shares could adversely affect our stock price.
     The 8.125% Debentures are convertible into 14,486,572 shares of common stock based on a conversion price of $14.00. The 8.125% Debentures also amortize on a quarterly basis beginning on August 1, 2010. These amortization payments, at our election, may be made in cash or stock. If paid in stock, the amount of shares issued is determined by the market price of the stock at the time of the amortization payment and the resulting number of shares may be substantially greater than 14,486,572. In addition, pursuant to the terms of the registration rights agreement that we entered into with West Supply IV, we registered 1,352,558 shares of our common stock issuable, in certain circumstances, to West Supply IV upon the exercise of the phantom stock units for resale. Consequently, a substantial number of shares of our common stock will be eligible for public sale upon conversion of the debentures, the payment of certain amortization payments in stock and exercise of the phantom stock units. If a significant portion of these shares were to be offered for sale at any given time, the public market for our common stock and the value of our common stock owned by our stockholders could be adversely affected.
     Our stockholders will experience substantial dilution if the 8.125% Debentures are converted, amortization payments relating to the 8.125% Debentures are paid in stock and the phantom stock units are exercised for shares of our common stock.

     The 8.125% Debentures are convertible into shares of our common stock at an initial conversion rate of 71.43 shares per $1,000 principal amount of debentures. The 8.125% Debentures also amortize on a quarterly basis beginning on August 1, 2010. These amortization payments, at our election, may be made in cash or stock. If paid in stock, the amount of shares issued is determined by the market price of the stock at the time of the amortization payment which could be significantly less than $14.00 and result in additional shares being issued. In addition, the phantom stock units issued to West Supply IV and certain members of DeepOcean management represent the right to receive an aggregate of up to 1,581,902 shares of our common stock of which 226,109 shares were exercised in 2009. If shares of our common stock are issued upon conversion of the debentures, amortization payments relating to the 8.125% Debentures are paid in stock and holders exercise the phantom stock units, the result would be a substantial dilution to our existing stockholders of both their ownership percentages and voting power. Due to our expected liquidity position and limitations in the U.S. Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010 and November 1, 2010 in common stock.
     We will need shareholder approval to pay certain amortization payments for the 8.125% Debentures in stock.
     Without shareholder approval, we may not be able to make as many amortization payments in stock as we would like. This would require payments in cash which would negatively impact our liquidity position.
     We may be required to repurchase our debentures for cash upon specified events, which include a fundamental change, or pay cash upon conversion of our debentures.
     Holders have the right to require us to repurchase the 3% Debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. In addition, holders of the 3% Debentures and 8.125% Debentures may require us to purchase all or a portion of their debentures upon the occurrence of a fundamental change prior to maturity. In addition, upon conversion of the 3% Debentures and 8.125% Debentures, under certain circumstances holders may receive a cash payment. The terms of the Senior Secured Notes allow the holders the right to put the notes back to us at 101% of par value in the event of a change of control. Such conversions could significantly impact liquidity, and we may not have sufficient funds to make the required repurchase in cash or cash payments at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the debentures or notes in cash or to pay cash upon conversion of the debentures or notes may be limited by law or the terms of other agreements relating to our debt outstanding at the time restricting our ability to purchase the debentures or notes for cash or pay cash upon conversion of your debentures or notes. If we fail to repurchase the debentures or notes in cash or pay cash upon conversion of our debentures under circumstances where such payment would be required by the indenture governing the debentures, it would constitute an event of default under the indenture governing the debentures or notes, which, in turn, could constitute an event of default under the agreements relating to our debt outstanding at such time.
     Under certain debt agreements, an event of default will be deemed to have occurred if we or certain subsidiaries have a change of control. Additionally, certain of our debt agreements contain cross-default and cross-acceleration provisions that trigger defaults under our other debt agreements. Under cross-default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements). A default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable and, in such an event, we might not be able to obtain alternative financing to satisfy all of our outstanding obligations simultaneously or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us. Such cross-defaults could have a material adverse effect on our business, financial position, results of operations and cash flows, prospects and ability to satisfy our obligations under our credit facilities. For additional information about our debt facilities and cross-default provisions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Risks Related to Our Industry
     Changes in the level of exploration and production expenditures, in oil and gas prices or industry perceptions about future oil and gas prices could materially decrease our cash flows and reduce our ability to meet our financial obligations.
     Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Asia Pacific Region, West Africa, Brazil, Mexico and the Gulf of Mexico. As of December 31, 2009, our international operations account for approximately 99% of our revenues and are subject to a number of risks inherent to international operations, including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. These factors could have a material adverse affect on our financial position, results of operations and cash flows.

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
     During the past year, there has been substantial volatility and uncertainty in worldwide equity and credit markets that could lead to an extended worldwide economic recession. Due to this economic condition, there has been a reduction in demand for energy products that has resulted in declines in oil and gas prices, which is a significant part of most of our customers’ business. In addition, due to the substantial uncertainty in the global economy, there has been deterioration in the credit and capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their capital and operating expenditure programs, which could result in a decrease in demand for our vessels and a reduction in day rates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.
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
     Our subsea services segment is supported from offices in Haugesund, Norway. Our subsea trenching and protection segment is supported from offices in Darlington in the United Kingdom. These segments support their overseas operations through leased facilities primarily located in Aberdeen and Norwich in the United Kingdom, Den Helder in the Netherlands, Ciudad del Carmen in Mexico, Perth, Australia and Singapore.
     Our North Sea towing and supply operations are supported from leased offices in Aberdeen, Scotland. We lease offices in Lagos, Nigeria that serve as our West Africa regional office supporting all corporate functions with a technical support base in Port Harcourt, Nigeria. We also have leased sales and operational offices in Ciudad del Carmen, Mexico. Our Brazilian operations are supported from an owned maintenance and administrative facility in Macae, Brazil. The Asia Pacific Region operations are supported by our leased offices in Singapore and Shanghai, China.
Item 3. Legal Proceedings
     In the ordinary course of business, we are involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. Additionally, from time to time, we are involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial position, results of operations or cash flows. Additionally, certain claims would be covered under our insurance policies. Our management, after review with legal counsel and insurance representatives, is of the opinion these claims and legal proceedings will be resolved within the limits of our insurance coverage. At December 31, 2009 and 2008, we accrued for liabilities in the amount of approximately $3.3 million and $2.3 million, respectively, based upon the gross amount that we believe we may be responsible for paying in connection with these matters. The amounts we will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
     Our stock trades through the NASDAQ Global Select Market System under the symbol “TRMA.” The following table sets forth the high and low sales prices per share of our common stock for each quarter of the last two years.

	Sales Price Per Share
	High	Low
2009
First Quarter	$7.09	$1.88
Second Quarter	5.92	2.01
Third Quarter	8.17	2.89
Fourth Quarter	9.47	4.25

2008
First Quarter	$42.50	$30.37
Second Quarter	43.42	32.36
Third Quarter	36.66	14.36
Fourth Quarter	17.07	3.22
     As of March 12, 2010, there were 19,538,017 shares of the Company’s common stock outstanding held by 46 shareholders of record. The closing price per share of common stock on December 31, 2009, the last trading day of our fiscal year, was $4.54.
     We have not paid any cash dividends on our common stock during the past two years and have no immediate plans to pay dividends in the future. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, our ability to pay cash dividends on our common stock is also dependent upon the ability of our subsidiaries to pay cash dividends or to otherwise distribute or advance funds to us. See Note 5 (Long Term Debt) to our consolidated financial statements included in Item 8 herein for a description of our indebtedness.
Issuer Repurchases of Equity Securities
     In July 2007, our board of directors authorized the repurchase of up to $100.0 million of our common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). We did not acquire any shares of our common stock under the Repurchase Program during 2008 and 2009. We had $82.4 million of remaining capacity under the Repurchase Program which expired in 2009.
     All of the shares repurchased in the Repurchase Program are held as treasury stock. We recorded treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Performance Graph
     The graph below compares the cumulative five year total return of holders of Trico Marine Services, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 22, 2005 and tracks it through December 31, 2009. The information in the graph that follows is not “soliciting material” nor is it being “filed” with the Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Trico Marine Services, Inc., The S&P 500 Index
And The PHLX Oil Service Sector Index

*	$100 invested on 3/22/05 in stock or 2/28/05 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/22/05	12/05	12/06	12/07	12/08	12/09

Trico Marine Services, Inc.	100.00	115.56	170.27	164.53	19.87	20.18
S&P 500	100.00	105.32	121.95	128.65	81.05	102.50
PHLX Oil Service Sector	100.00	132.34	149.74	221.63	88.79	144.28

Item 6. Selected Financial Data
     The selected financial data for all prior periods has been adjusted for the retrospective application of (i) changes in accounting for convertible debt instruments that permit cash settlement upon conversion which did have an effect on the financial statements and (ii) noncontrolling interests which only required a change in presentation of noncontrolling interests and its inclusion in equity for all prior years.

						Predecessor
		Successor Company				Company (1)
					Period from	Period from
					March 15, 2005	January 1,
					through	2005 through
		Years Ended December 31,			December 31,	March 14,
	2009	2008 (2)	2007	2006	2005	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$642,200	$556,131	$256,108	$248,717	$152,399	$29,866
Impairments and penalties on early termination of contracts	137,267 (3)	172,840 (3)	116	2,580	2,237	—
Operating income (loss)	(125,272)	(127,545)	66,630	88,390	41,816	879
Reorganization costs	—	—	—	—	—	(6,659)
Fresh-start adjustments	—	—	—	—	—	(219,008)
Interest expense	(50,139)	(35,836)	(7,568)	(1,286)	(6,430)	(1,940)
Interest income	2,866	9,875	14,132	4,198	615	—
Unrealized gain (loss) on mark-to-market of embedded derivative	(842) (4)	52,653 (4)	—	—	—	—
Gain on conversion of debt	11,330 (5)	9,008 (5)	—	—	—	—
Net income (loss) attributable to Trico Marine Services, Inc.	(145,266)	(113,655)	60,172	58,724	20,100	(61,361)
EBITDA (6)	64,869	109,250	91,545	117,892	64,611	9,688
Earnings (loss) per Common Share:
Basic	$(7.60)	$(7.71)	$4.13	$4.01	$1.78	$(1.66)
Diluted	(7.60)	(7.71)	3.98	3.86	1.74	(1.66)
Balance Sheet Data:
Working capital excess (deficit)	$(24,959)	$11,680	$140,004	$151,068	$46,259	NA
Property and equipment, net	728,157	804,410	473,614	231,848	225,646	NA
Total assets	1,076,259	1,202,736	680,447	435,322	344,222	NA
Total debt	733,897	770,080	119,345	9,863	46,538	NA
Total Trico Marine Services, Inc. stockholders’ equity	99,313	178,994	430,125	312,338	222,432	NA
Cash Flows Data:
Cash flows from operations	$59,974	$79,938	$112,476	$101,731	$27,174	$9,168
Cash flows from investing	(20,004)	(592,877)	(235,269)	(23,227)	4,292	(650)
Cash flows from financing	(91,525)	502,596	130,361	(16,261)	1,299	(2,596)
Effect of exchange rates on cash	9,923	(26,507)	9,722	712	(701)	62
Net increase (decrease) in cash	(41,632)	(36,850)	17,290	62,955	32,064	5,984

(1)	We exited bankruptcy protection on March 15, 2005. In accordance with accounting guidance for entities that have filed petitions with the Bankruptcy Court and expect to reorganize as a going concern under Chapter 11 of the Bankruptcy Code, we adopted “fresh-start” accounting as of March 15, 2005. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value to our assets and liabilities in a manner similar to that which is required under accounting guidance for business combinations. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

(2)	We acquired DeepOcean and CTC Marine on May 15, 2008. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Events” for the contributions of DeepOcean and CTC Marine to our operating results for 2008, and Note 4 in our accompanying consolidated financial statements for pro forma results from this acquisition.

(3)	During 2009, we recorded impairments and penalties on early termination of contracts related to our investment in a partnership for the construction of a new vessel, the Deep Cygnus, of $14.0 million, the cancellation of a contract for equipment of $1.2 million, the termination of the VOS Satisfaction lease of $2.8 million, the impairment on an acquired asset from CTC of $2.0 million, the exit costs on the Fosnavag lease of $1.2 million and the expectation that we are likely to exercise the termination option for the last four Tebma vessels of $116.1 million. In 2008, we had an impairment of goodwill of $169.7 million and tradenames of $3.1 million based on our annual impairment analysis under accounting guidance for goodwill and other intangibles acquired in a business combination at acquisition.

(4)	We have an embedded derivative within our 8.125% Debentures and prior 6.5% Debentures that requires bifurcation and valuation under accounting guidance for derivative instruments and hedging activities. The estimate of fair value of the embedded derivative will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates, and the time value of options. The calculation of the fair value of the derivative requires the use of a Monte Carlo simulation lattice option-pricing model. On December 31,

2009, the estimated fair value of the derivative was $6.0 million resulting in a $1.2 million unrealized loss for the year ended December 31, 2009. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange and the realized gain for 2009 was $0.4 million. For additional information regarding our embedded derivative see Notes 5, 6 and 8 to our consolidated financial statements included herein.

(5)	In December 2008, two holders of our 6.5% Debentures converted $22 million principal amount of the debentures, collectively, for a combination of $6.3 million in cash related to the interest make-whole provision and 544,284 shares of our common stock based on the initial conversion rate of 24.74023 shares for each $1,000 in principal amount of debentures. We recognized a gain on conversion of $9.0 million in 2008. In 2009 (prior to the conversion in May 2009), various holders of our 6.5% Debentures initiated additional conversions which converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized a gain on conversion of $11.3 million in 2009. On May 11, 2009, we entered into the Exchange Agreements with all of the remaining holders of the 6.5% Debentures. Pursuant to these Exchange Agreements, all holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of the 8.125% Debentures, $50 in cash and 12 shares of our common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). Among the more important features of the new 8.125% Debentures is the elimination of the obligation to make interest make-whole payments prior to May 1, 2011 and the ability to satisfy amortization requirements in equity. At closing, we exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of our common stock, warrants exercisable for 2,681,484 shares of our common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million.

(6)	See calculation of EBITDA in the table included in “Non-GAAP Financial Measures”.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on EBITDA, a non-GAAP financial measure, which is calculated as operating income or loss before depreciation and amortization, impairments and penalties on early termination of contracts, gain/loss on sale of assets, stock-based compensation and provision for doubtful accounts in respect of revenues earned in prior periods. In 2009, $2.2 million was provided in respect of revenues earned in prior periods. Our measure of EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate EBITDA differently than we do, which may limit its usefulness as a comparative measure.
     We believe that the GAAP financial measure that EBITDA most directly compares to is operating income or loss. Because EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.
     EBITDA is a financial metric used by management (i) to monitor and evaluate the performance of our business operations, (ii) to facilitate management’s internal comparison of our historical operating performance of our business operations, (iii) to facilitate management’s external comparisons of the results of our overall business to the historical operating performance of our competitors, (iv) to analyze and evaluate financial and strategic planning decisions regarding future operating investments and acquisitions, which may be more easily evaluated in terms of EBITDA, (v) as a key metric in the calculation of awards under the Incentive Bonus Plan and (vi) to plan and evaluate future operating budgets and determine appropriate levels of operating investments.

     The following table reconciles EBITDA to operating income (loss) (in thousands):

						Predecessor
	Successor Company					Company
					Period from	Period from
					March 15,	January 1,
					2005 through	2005 through
		Years Ended December 31,			December 31,	March 14,
	2009	2008	2007	2006	2005	2005
EBITDA	$64,869	$109,250	$91,545	$117,892	$64,611	$9,688
Depreciation and amortization	(77,533)	(61,432)	(24,371)	(24,998)	(20,403)	(8,758)
Impairments and penalties on early termination of contracts	(137,267)	(172,840)	(116)	(2,580)	(2,237)	—
Gain (loss) on sale of assets	31,043	2,675	2,897	1,334	2,525	(2)
Stock-based compensation	(2,896)	(3,834)	(3,247)	(2,024)	(2,012)	(9)
Provision for doubtful accounts	(3,488)	(1,364)	(78)	(1,234)	(668)	(40)

Operating income (loss)	$(125,272)	$(127,545)	$66,630	$88,390	$41,816	$879

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion is intended to assist in understanding our financial position and results of operations in 2009. Our financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K, contain detailed information that should be referred to in conjunction with the following discussion.
Overview
     We are an integrated provider of subsea services, subsea trenching and protection services and OSVs to oil and natural gas exploration and production companies that operate in major offshore producing regions around the world. We acquired Active Subsea in 2007 and DeepOcean and CTC Marine in 2008. As a result of these acquisitions, our subsea operations, including technologically advanced and often proprietary services performed in demanding subsea environments, represented approximately 80% of our revenues for the year ended 2009. The remainder of our revenue is attributable to our legacy towing and supply business. We operate through three business segments: (i) subsea services, (ii) subsea trenching and protection and (iii) towing and supply.
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
     For 2010, we will continue to focus on the following key areas:
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
     Expand our presence in additional subsea services markets. In contrast to the overall market served by our traditional towing and supply business, we believe the subsea market is growing and will provide a higher rate of return on our services. We have increased our marketing efforts to expand our subsea services business in West Africa, the Asia Pacific Region, Brazil, the Middle East, the United States and Mexico. For the year ended 2009, our aggregate revenues in these markets represented 35% of our revenue in subsea operations. Through our legacy towing and supply business, we have strong relationships with important customers, such as a contractor of Pemex, Statoil and CNOOC, and an in-depth understanding of their bidding procedures, technical requirements and needs. We are leveraging this infrastructure to expand our subsea services and subsea trenching and protection businesses around the world.
     Invest in growth of our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We have contracted for the building of three new MPSVs (the Trico Star, Trico Service and Trico Sea), which are expected to be delivered in the first and fourth quarters of 2010 and the first quarter of 2011, respectively. Our remaining committed capital expenditures related to these vessels is approximately $38 million. We also lease many of the vessels used in our subsea services and subsea trenching and protection businesses. This gives us the opportunity to expand our business without large incremental capital expenditures, to match vessel capabilities with project requirements, and to benefit from periods of oversupply of vessels. We believe having an up-to-date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. Finally, we invest in ROVs and subsea trenching and protection equipment. We have recently completed the construction of the RT-1 and the UT-1 further enhancing our capabilities. We view our future expenditures for such assets as discretionary in nature, and we will only undertake them to the extent we believe they are economically justified.
     Reduce exposure to a declining offshore towing and supply vessel business. Over time, we believe transitioning away from a low growth, commoditized towing and supply business toward specialized subsea services will result in improved operating results. In 2009, we sold eight OSVs, two PSVs, and one AHTS for aggregate proceeds of approximately $73 million. As of December 31, 2009, we had signed agreements for the sale of six additional vessels, including one AHTS, for a total of approximately $20 million. Three of these vessel sales have been completed so far in 2010. We will continue to look for opportunities to divest non-core or underperforming towing and supply assets. We will also continue to position our towing and supply vessels in markets where we believe we have a competitive advantage or that have positive fundamentals.
Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experiences different impacts from the current overall economic slowdown, crisis in the credit markets, and decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and the Asia Pacific Region and will continue to focus our efforts on increasing our market presence in those regions in 2010. For 2010, we expect in general no change from 2009 in exploration and production spending, offshore drilling worldwide, and construction spending, but we anticipate overall subsea spending to increase based on unit growth in new subsea installation and a large base of installed units.
     Subsea Services. Although some projects were postponed as a result of low commodity prices, we did not have any contracts canceled in 2009. Some of these postponed projects will take place in 2010. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending occurring in 2009 as we have seen no material decline in pricing for subsea services contracts.
     Subsea Protection and Trenching. In 2010, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We generally expect a weak market in the North Sea but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including the Asia Pacific Region, Australia, the Middle East, the Mediterranean and Brazil.
     Towing and Supply. During 2009, we experienced significant declines in utilization and day rates in the Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices in addition to seasonality for our AHTS vessels in the North Sea. We have started to take appropriate measures to reduce our cost structure accordingly and to mobilize vessels in these regions to regions with increased activity. Our current view of the worldwide OSV market is that the combination of reduced customer spending on offshore drilling coupled with the likely level of newly built vessels to be delivered in 2010 will cause prices and utilization in most markets, including the North Sea, Gulf of Mexico and West Africa, to remain very weak.
Market Outlook — Credit Environment
     Through 2009, we continued to see lenders take steps to initiate procedures to reduce their overall exposure to one company (which will limit our ability to seek new financing from existing lenders), increase margins and improve their collateral position. Should we desire to further refinance existing debt or access capital markets for new financing during 2010, we expect terms and conditions of such refinancing or access to capital markets to be challenging.
Significant Events
     Senior Secured Notes and Other Debt. Our wholly-owned subsidiary, Trico Shipping AS (“Trico Shipping”), successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 through an offering to qualified institutional buyers within the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The Senior Secured Notes were issued at a price of $96.393 per $100 in face value, yielding gross proceeds of $385.6 million. Debt related fees and costs were approximately $15 million, yielding net proceeds of approximately $370 million which were primarily used to repay debt. The Senior Secured Notes will mature on November 1, 2014 and interest, payable on May 1 and November 1, will accrue at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of the Trico Supply Group. The Senior Secured Notes will be guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS, and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc.
     We used the net proceeds from the sale of the Senior Secured Notes to repay approximately $368 million of debt of Trico Supply and its subsidiaries outstanding at May 14, 2009. See Note 5 to our consolidated financial statements included herein. Because the Senior Secured Notes are not registered under the Securities Act or applicable state securities laws, the Senior Secured Notes may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
     In conjunction with the closing of the Senior Secured Notes, we amended the terms of the U.S. Credit Facility. The maturity date was extended to December 31, 2011 and the amount available decreased from $35 million to $25 million with quarterly amortizations beginning July 1, 2010 upon application of the sales proceeds from the Northern Clipper. The covenants were modified to (i) increase the Consolidated Leverage Ratio for the periods beginning December 31, 2009, (ii) amend the calculation of EBITDA for the Consolidated Leverage Ratio to exclude the effect of changes in the value of the embedded derivative associated with the 8.125% Debentures, (iii) change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and (iv) add a collateral coverage requirement. The amendment also added certain limitations on our ability to pay amortization payments in cash on the 8.125% Debentures, the first payment of which is due August 1, 2010. On December 22, 2009, the U.S. Credit Facility was further amended to increase the maximum consolidated leverage ratios for the quarterly periods ending December 31, 2009 to September 30, 2010. The net worth calculation was also amended to permanently eliminate the effect of any impairment charge related to the cancellation of the construction contracts related to four subsea vessels. As part of this amendment, the availability under the facility was temporarily reduced to $15.0 million until the consolidated leverage ratio becomes less than or equal to the maximum consolidated leverage ratio allowed in the prior amendment. In January 2010, we entered into an amendment to the U.S. Credit Facility to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant. In March 2010, we received a waiver of the requirement that the annual financial statements be filed with an unqualified option without an explanatory paragraph in relation to going concern.
     We also entered into a new $33 million Working Capital Facility with Trico Shipping AS as the borrower. This facility will expire on December 31, 2011 and quarterly amortizations begin January 1, 2010. Up to $10 million of the facility may be used for letters of credit and replaces existing letter of credit facilities currently used by CTC and DeepOcean. This facility shares in the collateral with the Senior Secured Notes and does not have any financial covenants. In March 2010, we received a waiver of the requirement that the annual financial statements be filed with an unqualified option without an explanatory paragraph in relation to going concern. In conjunction with this amendment, the availability of the facility, including amounts available for letters of credit, was reduced from $29.7 million to $26.0 million.

     Acquisition of DeepOcean and CTC Marine. On May 15, 2008, we initiated a series of events and transactions that resulted in our acquiring 100% of DeepOcean and its wholly-owned subsidiary, CTC Marine. The acquisition price for DeepOcean and CTC Marine was approximately $700 million. To fund the transactions we used available cash, borrowings under new, existing and amended revolving lines of credit, proceeds from the issuance of $300 million of 6.5% Debentures and the issuance of phantom stock units. DeepOcean’s and CTC Marine’s results are included in our results of operations from the date of acquisition, and significantly affected every component of our 2008 and 2009 operating income as compared with our prior year-to-date results.
     The following table provides the amounts included in our 2008 results from the operations of DeepOcean and CTC Marine for the period from May 16, 2008 to December 31, 2008 (in thousands):

	For the year ended December 31, 2008 (1)
		DeepOcean and
	Consolidated	CTC Marine	Legacy Trico
Revenues	$556,131	$308,649	$247,482
Direct operating expenses	(383,894)	(242,937)	(140,957)
General and administrative expense	(68,185)	(21,182)	(47,003)
Depreciation and amortization	(61,432)	(34,203)	(27,229)
Gain on sale of assets	2,675	—	2,675
Impairments and penalties on early termination of contracts	(172,840)	(172,840)	—

Operating income (loss)	$(127,545)	$(162,513)	$34,968

(1)	Please see Note 4 to our consolidated financial statements included herein for pro forma results from this acquisition.
     Proxy Contest. The costs associated with our 2009 annual meeting were significantly higher than prior annual meetings due to the fact that Kistefos AS, a private investment company in Norway, made nine proposals (eight of which Trico opposed) and filed a related lawsuit in Delaware. Our expenses related to the solicitation (in excess of those normally spent for an annual meeting with an uncontested director election and excluding salaries and wages of our regular employees and officers) were approximately $1.6 million, which were recognized in 2009.
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
     Volstad Impairment. In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS for the sole purpose of creating an entity that would finance the construction of a new vessel. This entity was fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment to obtain financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, our total vessel construction commitments were reduced by $41.6 million. On June 26, 2009, we reached an agreement with Volstad in which DeepOcean AS withdrew from the partnership, CTC Marine was relieved of obligations under the time charter with the partnership and we were indemnified in full against claims of either Volstad or the shipyard building the vessel. Our sole obligation to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel was completed in July 2009. Based on the outcome of those negotiations, we recorded a $14.0 million asset and investment impairment in 2009, which is reflected in the accompanying Statement of Operations under “Impairments and penalties on early termination of contracts”. No remaining assets or investments associated with this partnership are on our books.
     Asset Sales. On April 28, 2009, we sold a platform supply vessel for $26.2 million in proceeds. The sale of this vessel required a prepayment of approximately $14.9 million for our $200 million Revolving Credit Facility as the vessel served as security for that facility. During June 2009, we sold five supply vessels for a total of $3.8 million. The sale of these vessels did not require a debt prepayment. In October 2009, we sold a platform supply vessel for $20.4 million in proceeds and an anchor handling, towing and supply vessel for $18.5 million in proceeds. The net proceeds of these transactions were used to repay debt. In December 2009, we sold three supply vessels for combined proceeds of approximately $4.4 million with approximately half of the proceeds used to repay debt.
     Tebma Impairment. We also completed negotiations with Tebma which provides us the option to cancel the final four (the Trico Surge, the Trico Sovereign, Trico Seeker, and Trico Searcher) of the seven vessels currently under construction. This option can be exercised by us after July 15, 2010 and would reduce the remaining capital expenditures related to the three remaining vessels under construction to approximately $38 million. Due to our expectation that we are likely to exercise the termination option for the last four vessels, we incurred a non-cash impairment charge of $116.1 million in the fourth quarter of 2009. This represents the excess of carrying costs over the fair value of the asset upon termination.
Factors that Affect Our Results
     We have three operating segments: subsea services, represented primarily by the operations of DeepOcean and seven SPSVs from our historic operations; subsea trenching and protection, represented by the operations of CTC Marine; and towing and supply, represented primarily by our historical operation of marine supply vessels.
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
Risks, Uncertainties, and Going Concern
     Our liquidity outlook has changed since December 31, 2008 primarily as a result of rates and utilization in the towing and supply business deteriorating more than anticipated, the further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter which resulted in additional cash payments required to bring our Kroner based credit facility within its contractual credit limit, the weaknesses in the North Sea and the Asia Pacific Region for subsea services which began in the fourth quarter of 2009 and has persisted in the first quarter of 2010 along with certain one-time related issues associated with a longer than expected drydock on a high yielding subsea construction vessel and the cash costs associated with the early termination of a low utilization vessel charter. This has resulted in significantly lower EBITDA than forecasted for both the fourth quarter of 2009 and the first quarter of 2010 and sharply lower levels of liquidity.
     As a result of the events described above, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our debt covenants. In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing a number of actions including (i) selling additional assets, (ii) accessing cash in certain of our subsidiaries, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and / or that these transactions can be consummated within the period needed to meet certain obligations. Our interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1 and approximately $8 million of interest due on the 8.125% Debentures on each of May 15 and November 15. Additionally, the terms of our credit agreements require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds we retain. We are currently restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes from incurring additional indebtedness due to our leverage ratio exceeding the limit at which additional indebtedness could be incurred. Additionally, our ability to refinance any of our existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and our financial condition. If we are unable to complete the above mentioned actions, we will be in default under our credit agreements, which in turn, could potentially constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt could become callable by our creditors and would be reclassified as a current liability on our balance sheet. The uncertainty associated with our ability to meet our commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.
     Due to our expected liquidity position and limitations in the U.S. Revolving Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”) on each of August 1, 2010 and November 1, 2010 in common stock. The number of shares issued will be determined by the stock price at the time of each of the amortization payments and may lead to significantly more shares being issued than if the debentures were converted at the stated conversion rate which is equivalent to $14 per share. We will need to negotiate a waiver or amendment to our consolidated leverage ratio debt covenant on the $50 million U.S. Revolving Credit Facility that we do not expect to be in compliance with beginning with the quarter ending March 31, 2010. There can be no assurance that the lenders will agree to this amendment / waiver and / or additional amendments/ waivers on acceptable terms and a failure to do so would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities.
     At December 31, 2009, we had available cash of $53.0 million. This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2009. As of December 31, 2009, payments due on our contractual obligations during the next twelve months were approximately $293 million. This includes $53 million of principal payments of debt as of December 31, 2009, some of which can be paid in cash or stock at the our option, $127 million of time charter obligations, $34 million of vessel construction obligations, $70 million of estimated interest expense, and approximately $9 million of other operating expenses such as taxes, operating leases, and pension obligations. We expect we will need to complete certain transactions, including additional asset sales, to have sufficient liquidity to satisfy these obligations. To improve liquidity, we canceled delivery in the second quarter of 2009 of the Deep Cygnus, a large newbuild vessel, thereby terminating our obligation to fund $41.6 million in capital expenditures. We also completed negotiations with Tebma to suspend construction of the remaining four newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). We hold the option to cancel construction by Tebma of the four newbuild MPSVs after July 15, 2010, which would reduce our committed future capital expenditures to approximately $38 million on the three remaining MPSVs, of which we expect to take delivery of by the first and fourth quarters of 2010 and the first quarter of 2011. Due to the expectation that we are likely to exercise the termination option for the last four vessels, we incurred a non-cash impairment charge of $116.1 million in the fourth quarter of 2009. This represents the excess of carrying costs over the fair value of the asset upon termination.
     We are highly leveraged and our debt imposes significant restrictions on us and increases our vulnerability to adverse economic and industry conditions. While our current maturities of debt have been reduced significantly as a result of the recent issuance of the Senior Secured Notes to approximately $53 million as of December 31, 2009, our annual interest expense has increased significantly and the Senior Secured Notes impose new restrictions on us. Under the terms of the Senior Secured Notes, our business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of its non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% and 3% Convertible Debentures, the $50 million U.S. Revolving Credit Facility, and the 6.11% Notes and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of these Senior Secured Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and principal and interest on intercompany debt unless certain financial measures are met. Other than an annual reimbursement of up to $5 million related to the reimbursement of corporate expenses, a one-time $5 million restricted payment basket, and certain carve outs related to the sale of one vessel and the proceeds from refund guarantees associated with four construction vessel contracts that are expected to be cancelled, we do not expect Trico Supply to be able to transfer additional funds to Trico Other. The refund guarantees have expiration dates and need to be periodically renewed. To date, we have been able to obtain renewals of these refund guarantees. However, there can be no assurance that the current refund guarantees will be renewed by the existing financial institutions or, if not renewed, replacement refund guarantees can be obtained.
     In addition to the previously mentioned actions being taken to increase our liquidity, the ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. Within certain constraints, we can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures including stacking certain vessels.
     Our inability to satisfy any of the obligations under our debt agreements would constitute an event of default. Under cross default provisions in several agreements governing our indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements and under our Master Charter lease agreement. A default, whether by us or any of our subsidiaries, could result in all or a portion of our outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. These events could have a material adverse effect our business, financial position, results of operations, cash flows and ability to satisfy obligations under our debt agreements. Also see Note 5 to our consolidated financial statements included herein.
     Our revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Asia Pacific Region, West Africa, Brazil, the Mexican Gulf of Mexico (“Mexico”) and the U.S. Gulf of Mexico (“Gulf of Mexico”). Our international operations for the year ended December 31, 2009 account currently for 99% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of our corporate structure, we may not be able to repatriate funds from our Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on our financial position, results of operations and cash flows.

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
     Our certificate of incorporation effectively requires that we remain eligible under the Merchant Marine Act of 1920, as amended, or the Jones Act, and together with the Shipping Act, 1916, the Shipping Acts. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. We expect decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of our subsea strategy, which may require continued compliance with the Jones Act. Any action that risks our status under the Jones Act could have a material adverse effect on our business, financial position, results of operations and cash flows.
     The holders of our 3% Convertible Debentures due 2027 and the 8.125% Debentures have the right to require us to repurchase the debentures upon the occurrence of a “Fundamental Change” in our business. The holders of the Senior Secured Notes have the ability to require us to repurchase the Notes at 101% of par value in the event of a Change of Control. See Note 5 to our consolidated financial statements included herein.
.

Results of Operations
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     The following table summarizes our consolidated results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues:
Subsea Services	$283,508	$221,838	$61,670	28%
Subsea Trenching and Protection	233,348	123,804	109,544	89%
Towing & Supply	125,344	210,489	(85,145)	(41%)

Total Revenues	642,200	556,131	86,069	15%
Operating Income (Loss):
Subsea Services	(147,911)	(114,575)	(33,336)	29%
Subsea Trenching and Protection	28,071	(35,264)	63,335	(180%)
Towing & Supply	20,912	45,875	(24,963)	(54%)
Corporate	(26,344)	(23,581)	(2,763)	12%

Total Operating Loss	(125,272)	(127,545)	2,273	(2%)
Interest Income	2,866	9,875	(7,009)	(71%)
Interest Expense, Net of Amounts Capitalized	(50,139)	(35,836)	(14,303)	40%
Unrealized Gain (Loss) on Mark-to-Market of Embedded Derivative	(842)	52,653	(53,495)	(102%)
Gain on Conversion of Debt	11,330	9,008	2,322	26%
Refinancing Costs	(6,224)	—	(6,224)	100%
Foreign Exchange Gain	26,431	1,397	25,034	1,792%
Other Expense, Net	(703)	(2,994)	2,291	(77%)

Loss before Income Taxes	(142,553)	(93,442)	(49,111)	53%
Income Tax Expense	2,206	13,422	(11,216)	(84%)

Net Loss	(144,759)	(106,864)	(37,895)	35%
Less: Net (Income) Attributable to the Noncontrolling Interest	(507)	(6,791)	6,284	(93%)

Net Loss Attributable to Trico Marine Services, Inc.	$(145,266)	$(113,655)	$(31,611)	28%

     The following information on day rate, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows:

	Years Ended December 31,
	2009	2008
Average Day Rates:
Subsea
MSVs (1)	$80,609	$74,919	(5)
SPSVs/MPSVs (2)	26,756	21,691

Subsea Trenching and Protection	$126,375	$155,978	(5)

Towing and Supply
North Sea Class (3)	$17,704	$25,861
OSVs (4)	6,665	7,693

Utilization:
Subsea
MSVs	81%	79	% (5)
SPSVs/MPSVs	76%	81%

Subsea Trenching and Protection	93%	93	% (5)

Towing and Supply
North Sea Class	80%	90%
OSVs	68%	82%

Average number of Vessels:
Subsea
MSVs	9.6	9.3	(5)
SPSVs/MPSVs	7.0	5.4

Subsea Trenching and Protection	4.2	3.8	(5)

Towing and Supply
North Sea Class	11.8	13.0
OSVs	32.1	38.0

(1)	Multi-purpose service vessels

(2)	Subsea platform supply vessels/Multi-purpose platform supply vessels

(3)	Anchor handling, towing and supply vessels and platform supply vessels

(4)	Offshore supply vessels

(5)	Results for these vessel classes reflect the period from May 2008 to December 2008

Segment Results
Subsea Services

	Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues	$283,508	$221,838	$61,670	28%

Operating expenses:
Direct operating expenses	241,977	171,554	70,423	41%
General and administrative	17,170	9,064	8,106	89%
Depreciation and amortization	38,227	22,612	15,615	69%
Impairments and penalties on early termination of contracts	134,045	133,183	862	1%

Total operating expenses	431,419	336,413	95,006	28%

Operating loss	$(147,911)	$(114,575)	$(33,336)	29%

     Revenues increased $61.7 million for the year ended December 31, 2009 compared to the prior year. The increase is primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $62.2 million. This segment also includes revenues from SPSVs that were previously part of our towing and supply segment of $36.4 million for the year ended December 31, 2009, a decrease of $0.5 million compared to prior year. The increase is also due to incremental revenues from two newbuild vessels delivered in the second half of 2008.
     This segment reported an operating loss of $147.9 million for the year ended December 31, 2009 compared to an operating loss of $114.6 million in 2008. Increases in 2009 to direct operating, general and administrative and depreciation and amortization expenses reflect a full twelve months of activity from the 2008 DeepOcean acquisition. The 2009 loss also includes impairments and penalties on early termination of contracts of $134 million primarily related to (i) our expectation of exercising our termination option for the last four Tebma vessels, of $116.1 million, (ii) withdrawing from a partnership for the construction of a new vessel, the Deep Cygnus, of $14.0 million, (iii) terminating the VOS Satisfaction lease of $2.8 million and (iv) cancelling an equipment contract of $1.2 million. In the second quarter of 2009, we withdrew from the partnership for the construction of the Deep Cygnus as it had been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. For the year ended December 31, 2009, operating loss increased compared to 2008 as this segment was adversely affected by the loss of revenue days on two subsea vessels that are time chartered from a third-party vessel owner due to mechanical issues. Additionally, one of our large subsea vessels, the Atlantic Challenger, completed an extensive regulatory dry docking after working for five years in Mexico, which negatively affected our operating results in the first part of the year as it was brought back into service. We made the decision to expand the service offerings on the Atlantic Challenger and market the vessel outside of Mexico. In April 2009, as previously announced, the Atlantic Challenger was awarded a term contract in China at approximately $135,000 per day. For the previous five years, the vessel was on contract in Mexico at an average day rate of approximately $40,000 per day. In 2009, the average day rate for our DeepOcean MSVs was $80,609 and utilization was 81%.

Subsea Trenching and Protection

	Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues	$233,348	$123,804	$109,544	89%

Operating expenses:
Direct operating expenses	167,148	93,137	74,011	79%
General and administrative	17,829	12,121	5,708	47%
Depreciation and amortization	18,346	14,153	4,193	30%
Impairments and penalties on early termination of contracts	2,000	39,657	(37,657)	(95%)
Gain on sales of assets	(46)	—	(46)	100%

Total operating expenses	205,277	159,068	46,209	29%

Operating income (loss)	$28,071	$(35,264)	$63,335	(180%)

     For the year ended December 31, 2009, revenues increased $109.5 million and operating income increased $63.3 million compared to the year ended December 31, 2008. The increase in operating income is primarily due to an increase in vessel count compared to 2008 partially offset by lower rates. The increase also reflects a full twelve months of activity in this segment which was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean, in May 2008. Three additional vessels were utilized in 2009 as compared to 2008. CTC utilized the Atlantic Challenger, which was reflected in DeepOcean’s operations in 2008, along with the Trico Sabre and Deep Cygnus (for Ekofisk Lofs project) for additional revenues of approximately $39.0 million. Increases in direct operating, general and administrative, and depreciation and amortization expenses are largely due to the full twelve months of activity in 2009. Direct operating expenses also included a $5.6 million bad debt expense for a customer that is currently in liquidation. In 2009, we impaired an acquired asset in the amount of $2.0 million, which was related to a receivable due to CTC Marine for work performed in May 2008, prior to the acquisition. Impairment charges of $39.7 million incurred in 2008 were based on our annual impairment analysis under accounting guidance for goodwill and other intangibles which determined the implied fair value of goodwill and intangibles was less than carrying value. In 2009, CTC was awarded term contracts in excess of $234 million, $184 million of which were completed in 2009.
Towing and Supply

	Year Ended December 31,
	2009	2008	$ Change	% Change
Revenues	$125,344	$210,489	$(85,145)	(41%)

Operating expenses:
Direct operating expenses	93,314	119,193	(25,879)	(22%)
General and administrative	20,864	23,590	(2,726)	(12%)
Depreciation and amortization	20,021	24,487	(4,466)	(18%)
Impairments and penalties on early termination of contracts	1,222	—	1,222	100%
Gain on sales of assets	(30,989)	(2,656)	(28,333)	1,067%

Total operating expenses	104,432	164,614	(60,182)	(37%)

Operating income	$20,912	$45,875	$(24,963)	(54%)

     Revenues decreased $85.1 million for the year ended December 31, 2009 and operating income decreased $25.0 million compared to the prior year. The decreases in revenues and operating income are due to weaknesses in the North Sea and West Africa regions as a consequence of declines in the overall markets coupled with newbuild vessels entering the North Sea market. We also exited the Gulf of Mexico region during 2009. The annual operating income decrease was partially offset by gains on asset sales of approximately

$31 million primarily related to the sales of two platform supply vessels and one anchor handling, towing and supply vessel in the North Sea, one supply boat in EMSL, and seven Gulf of Mexico supply boats.
     In this operating segment, a significant amount of the operating costs are fixed and therefore require longer lead times to implement cost structure changes, such as stacking vessels and reducing the work force. We initiated these types of changes starting in the second quarter of 2009, with full realization in the third quarter of 2009 as reflected in the higher reduction in direct operating expenses of 22%. General and administrative costs decreased by 12% as part of the savings were offset by higher professional fees in Brazil and the North Sea as well as increased labor costs in Brazil. The North Sea also recorded a $1.2 million expense in impairments and penalties on early termination of contracts for exit costs on the Fosnavag lease as operations were transferred to another location in 2009.
Corporate

	Year Ended December 31,
	2009	2008	$ Change	% Change
Operating expenses:
Direct operating expenses	$—	$10	$(10)	(100%)
General and administrative	25,413	23,410	2,003	9%
Depreciation and amortization	939	180	759	422%
Gain on sales of assets	(8)	(19)	11	(58%)

Total operating expenses	26,344	23,581	2,763	12%

Operating loss	$(26,344)	$(23,581)	$(2,763)	12%

     Corporate expenses were $26.3 million for the year ended December 31, 2009 as compared to $23.6 million for the same prior year period. The increase in expenses primarily reflects legal costs related to the proxy contest and increased personnel and other operating costs to support a substantially larger company due to the acquisition of DeepOcean in May 2008.
Other Items

	Year Ended December 31,
	2009	2008	$ Change	% Change
Interest income	$2,866	$9,875	$(7,009)	(71%)
Interest expense, net of amounts capitalized	(50,139)	(35,836)	(14,303)	40%
Unrealized gain (loss) on mark-to-market of embedded derivative	(842)	52,653	(53,495)	(102%)
Gain on conversion of debt	11,330	9,008	2,322	26%
Refinancing costs	(6,224)	—	(6,224)	100%
Foreign exchange gain	26,431	1,397	25,034	1,792%
Other expense, net	(703)	(2,994)	2,291	(77%)
Income tax expense	2,206	13,422	(11,216)	(84%)
Net (income) attributable to the noncontrolling interest	(507)	(6,791)	6,284	(93%)
     Interest income. Interest income for 2009 was $2.9 million, a decrease of $7.0 million compared to 2008, reflecting our use of available cash to partially fund the acquisition of DeepOcean in May 2008 and lower interest rates in the current year.
     Interest expense. Interest expense increased $14.3 million in the year ended December 31, 2009, compared to the same period in 2008. The increase for 2009 is primarily attributed to twelve months of interest expense in 2009 versus approximately eight in 2008 on the debt incurred and assumed when we acquired DeepOcean and CTC Marine in May 2008. Additionally, in October of 2009, we completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes due 2014 at a higher rate of interest of 11.875%. We capitalize interest related to vessels currently under construction. Capitalized interest for the year ended December 31, 2009 totaled $18.5 million and $18.8 million for the same period in 2008.

     Unrealized gain (loss) on mark-to-market of embedded derivative. The authoritative guidance for derivative instruments and hedging activities requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. The calculation of the fair value of the derivatives requires the use of a Monte Carlo simulation lattice option-pricing model. On the date of the exchange, the fair value of the embedded derivative associated with our new 8.125% Debentures was $4.7 million. On December 31, 2009, the estimated fair value of the 8.125% Debenture derivative was $6.0 million resulting in a $1.2 million non-cash unrealized loss for the year ended December 31, 2009. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange. The unrealized gains for the years ended December 31, 2009 and 2008 were $0.4 million and $52.7 million, respectively. Any increase in our stock price will result in non-cash unrealized losses being recognized in future periods and such amounts could be material.
     Gain on conversion of debt. During 2009, various holders of our previous 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized gains on conversions of $11.3 million for the year ended December 31, 2009.
     Refinancing costs. In connection with the exchange of our 6.5% Debentures for the 8.125% Debentures, we incurred refinancing costs primarily related to investment banker and legal costs that are expensed as incurred under modification accounting which totaled $6.2 million for the year ended December 31, 2009.
     Foreign exchange gain. Foreign exchange gain for the year ended December 31, 2009 was $26.4 million and resulted in an increase of $25.0 million compared to 2008 primarily due to the U.S. Dollar weakening in relation to the NOK by 22% compared to 2008. The foreign exchange gain was primarily generated from (i) a change in our $200 million Revolving Credit Facility from a NOK denominated loan to a U.S. Dollar denominated loan which was repaid in October 2009, (ii) an intercompany notes receivable held by DeepOcean that is denominated in a currency other than the functional currency and is expected to be repaid in the future, and (iii) the $400 million Senior Secured Notes that are U.S. Dollar denominated on NOK functional currency books. Please see Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on our foreign currency exposure.”
     Other expense, net. Other expense, net for the year ended December 31, 2009 was $0.7 million compared to $3.0 million in 2008. The decrease is due to the foreign currency swap agreement that we settled in June 2008 that was assumed in the acquisition of DeepOcean. Upon settlement, we received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instrument’s fair value on May 16, 2008. This $2.5 million shortfall was recorded as a charge to Other Expense, net during 2008.
     Income tax expense. Our income tax expense for the year ended December 31, 2009 was $2.2 million compared to $13.4 million in 2008. The income tax expense for each period is primarily associated with our U.S. federal, state and foreign taxes. Our tax expense for the year ending December 31, 2009 differs from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 5 to our consolidated financial statements included herein, impairment charges and state and foreign taxes. Our effective tax rate is subject to wide variations given its structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall plan could have a significant impact on the rate. At December 31, 2008, our tax expense differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime, our reinvestment of foreign earnings, foreign taxes and the impairment of goodwill and certain intangibles that are not deductible for tax purposes. Also impacting our tax expense was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during 2008.
Noncontrolling interest. The noncontrolling interest in the income of our consolidated subsidiaries, which is EMSL, was $0.5 million for the year ended December 31, 2009, compared to income of $6.8 million in 2008. The changes are due to weakening market conditions in the Southeast Asia markets for our towing and supply vessels.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     The following table summarizes our consolidated results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	$ Change	% Change
Revenues:
Subsea Services	$221,838	$31,171	$190,667	612%
Subsea Trenching and Protection	123,804	—	123,804	100%
Towing & Supply	210,489	224,937	(14,448)	(6%)

Total Revenues	556,131	256,108	300,023	117%
Operating Income (Loss):
Subsea Services	(114,575)	11,594	(126,169)	(1,088%)
Subsea Trenching and Protection	(35,264)	—	(35,264)	100%
Towing & Supply	45,875	75,483	(29,608)	(39%)
Corporate	(23,581)	(20,447)	(3,134)	15%

Total Operating Income (Loss)	(127,545)	66,630	(194,175)	(291%)
Interest Income	9,875	14,132	(4,257)	(30%)
Interest Expense, Net of Amounts Capitalized	(35,836)	(7,568)	(28,268)	374%
Unrealized Gain on Mark-to-Market of Embedded Derivative	52,653	—	52,653	100%
Gain on Conversion of Debt	9,008	—	9,008	100%
Foreign Exchange Gain (Loss)	1,397	(2,282)	3,679	(161%)
Other Expense, Net	(2,994)	(1,364)	(1,630)	120%

Income (Loss) before Income Taxes	(93,442)	69,548	(162,990)	(234%)
Income Tax Expense	13,422	11,808	1,614	14%

Net Income (Loss)	(106,864)	57,740	(164,604)	(285%)
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(6,791)	2,432	(9,223)	(379%)

Net Income (Loss) Attributable to Trico Marine Services, Inc.	$(113,655)	$60,172	$(173,827)	(289%)

     The following information on day rate, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, for the years ended December 31, 2008 and 2007 were follows:

	Years Ended December 31,
	2008		2007
Average Day Rates:
Subsea
MSVs (1)	$74,919	(5)	N/A
SPSVs (2)	21,691		17,156

Subsea Trenching and Protection	$155,978	(5)	N/A

Towing and Supply
North Sea Class (3)	$25,861		$28,362
OSVs (4)	7,693		8,600

Utilization:
Subsea
MSVs	79	% (5)	N/A
SPSVs	81%		94%

Subsea Trenching and Protection	93	% (5)	N/A

Towing and Supply
North Sea Class	90%		89%
OSVs	82%		80%

Average number of Vessels:
Subsea
MSVs	9.3	(5)	N/A
SPSVs	5.4		5.0

Subsea Trenching and Protection	3.8	(5)	N/A

Towing and Supply
North Sea Class	13.0		13.0
OSVs	38.0		36.2

(1)	Multi-purpose service vessels

(2)	Subsea platform supply vessels

(3)	Anchor handling, towing and supply vessels and platform supply vessels

(4)	Offshore supply vessels

(5)	Results for these vessel classes reflect the period from May 2008 to December 2008

Segment Results
Subsea Services

	Year Ended December 31,
	2008	2007	$ Change	% Change
Revenues	$221,838	$31,171	$190,667	612%

Operating expenses:
Direct operating expenses	171,554	17,403	154,151	886%
General and administrative	9,064	82	8,982	10,954%
Depreciation and amortization	22,612	2,092	20,520	981%
Impairments and penalties on early termination of contracts	133,183	—	133,183	100%

Total operating expenses	336,413	19,577	316,836	1,618%

Operating income (loss)	$(114,575)	$11,594	$(126,169)	(1,088%)

     Revenues increased $190.7 million primarily due to the acquisition of DeepOcean in May 2008, which contributed incremental revenues of $184.9 million in the subsea services segment in 2008. This segment also includes revenues of $37.0 million from seven SPSVs that were previously part of our towing and supply segment, including two new SPSVs delivered at the end of 2008 that primarily contributed to the SPSV revenue increase of $5.8 million in 2008 compared to 2007. In addition, one new MSV was delivered in the third quarter of 2008 to support our subsea services in Norway. The two new SPSVs are currently under contract in Brazil and Mexico.
     Operating loss in 2008 includes a goodwill and intangible impairment of $133.2 million attributable to the determination that the Company had no implied fair value for goodwill based on a combination of factors at the end of 2008 including the global economic environment, higher costs of equity and debt capital and the decline in market capitalization of the Parent and comparable subsea services companies. Excluding this impairment, operating income increased $7.0 million. As discussed above, the increase in operating income is primarily due to the DeepOcean acquisition which contributed $7.2 million of operating income, excluding the impairments, in the subsea services segment following the inclusion of DeepOcean’s results since May 16, 2008.
Subsea Trenching and Protection

	Year Ended December 31,
	2008	2007	$ Change	% Change
Revenues	$123,804	$—	$123,804	100%

Operating expenses:
Direct operating expenses	93,137	—	93,137	100%
General and administrative	12,121	—	12,121	100%
Depreciation and amortization	14,153	—	14,153	100%
Impairments and penalties on early termination of contracts	39,657	—	39,657	100%

Total operating expenses	159,068	—	159,068	100%

Operating loss	$(35,264)	$—	$(35,264)	100%

     This segment was established upon the acquisition of CTC Marine, a wholly-owned subsidiary of DeepOcean in May 2008 and therefore there is no comparative prior year information. This segment’s day rates are a composite rate that can include the vessel, crew and equipment. Operating loss in 2008 includes a goodwill and intangible impairment of $39.7 million.

Towing and Supply

	Year Ended December 31,
	2008	2007	$ Change	% Change
Revenues	$210,489	$224,937	$(14,448)	(6%)

Operating expenses:
Direct operating expenses	119,193	110,074	9,119	8%
General and administrative	23,590	20,536	3,054	15%
Depreciation and amortization	24,487	21,625	2,862	13%
Impairments and penalties on early termination of contracts	—	116	(116)	(100%)
Gain on sales of assets	(2,656)	(2,897)	241	(8%)

Total operating expenses	164,614	149,454	15,160	10%

Operating income	$45,875	$75,483	$(29,608)	(39%)

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
     Operating income decreased $29.6 million, or 39%, year-over-year and operating income margin of 22% was down from 34%. Operating income includes lower revenues of $14.4 million coupled with increased costs related to crew costs of $8.0 million driven by a highly competitive labor market, brokerage fees of $3.8 million in 2008 related to increased marketing of the vessels and higher supplies and other operating costs of $8.3 million due to increased utilization. These decreases were partially offset by lower mobilization costs of $3.4 million, lower classification costs of $4.8 million due to timing and lower maintenance and repairs of $1.6 million. Additionally, general and administrative costs increased by $3.1 million primarily related to expanding and establishing our operations in West Africa and the negative impact of European currencies strengthening against the U.S. Dollar during the first half of 2008.
Corporate

	Year Ended December 31,
	2008	2007	$ Change	% Change
Operating expenses:
Direct operating expenses	$10	$9	$1	11%
General and administrative	23,410	19,784	3,626	18%
Depreciation and amortization	180	654	(474)	(72%)
Gain on sales of assets	(19)	—	(19)	100%

Total operating expenses	23,581	20,447	3,134	15%

Operating loss	$(23,581)	$(20,447)	$(3,134)	15%

     The increase in corporate expenses of $3.1 million in 2008 compared to 2007 reflects costs associated with the acquisition of DeepOcean and CTC Marine, personnel increases to support a substantially larger company due to the acquisition, and changes in management personnel throughout our organization.

Other Items

	Year Ended December 31,
	2008	2007	$ Change	% Change
Interest income	$9,875	$14,132	$(4,257)	(30%)
Interest expense, net of amounts capitalized	(35,836)	(7,568)	(28,268)	374%
Unrealized gain on mark-to-market of embedded derivative	52,653	—	52,653	100%
Gain on conversion of debt	9,008	—	9,008	100%
Foreign exchange gain (loss)	1,397	(2,282)	3,679	(161%)
Other expense, net	(2,994)	(1,364)	(1,630)	120%
Income tax expense	13,422	11,808	1,614	14%
Net (income) loss attributable to the noncontrolling interest	(6,791)	2,432	(9,223)	(379%)
     Interest income. Interest income for 2008 was $9.9 million, a decrease of $4.3 million compared to 2007, reflecting our use of available cash to partially fund the acquisition of DeepOcean.
     Interest expense. Interest expense increased $28.3 million in 2008 compared to 2007. The increase is attributed to the debt incurred in acquiring DeepOcean and CTC Marine as well as assuming $281.7 million of DeepOcean’s and CTC Marine’s debt in the acquisition. Prior to the incurrence of this new debt and assumption of the DeepOcean and CTC Marine debt, a large portion of our interest was being capitalized in connection with the construction of the MPSVs (from the acquisition of the Active Subsea vessels in November 2007) and the two vessels that were delivered to us, one in each of the third and fourth quarters of 2008. Capitalized interest totaled $18.8 million and $1.4 million in 2008 and 2007, respectively.
     Unrealized gain on mark-to-market of embedded derivative. On December 31, 2008, the estimated fair value of the derivative within our 6.5% Debentures was $1.1 million resulting in a $52.7 million unrealized gain for the year ended December 31, 2008. The change in our stock price, coupled with the passage of time, are the primary factors influencing the change in value of these derivatives and the impact on our net income (loss) attributable to Trico Marine Services, Inc. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
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
     Foreign exchange gain (loss). Foreign exchange gain (loss) increased $3.7 million in 2008 compared to 2007 primarily due to foreign exchange gains as the U.S. Dollar strengthened against most European currencies during 2008.
     Other expense, net. Other expense, net increased $1.6 million in 2008 compared to 2007 primarily due to a foreign currency swap agreement that we settled in June 2008 that was assumed in the acquisition of DeepOcean. Upon settlement, we received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instrument’s fair value on May 16, 2008. This $2.5 million shortfall was recorded as a charge to Other Expense, net.
     Income tax expense. Consolidated income tax expense for 2008 was $13.4 million, which is primarily related to the income generated by our U.S., West African and Norwegian operations. Our effective tax rate was (14.4%) for the year ended December 31, 2008 which differs from the statutory rate primarily due to tax benefits associated with the Norwegian tonnage tax regime, our reinvestment of foreign earnings, state and foreign taxes and the impairment of goodwill and certain intangibles that are not deductible for tax purposes. Also impacting our effective tax rate was a reduction in Norwegian taxes payable related to a dividend made between related Norwegian entities during the first quarter of 2008. Our effective tax rate is subject to wide variations given our structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall plan could have a significant impact on the rate.
     Noncontrolling interest. The noncontrolling interest in the income of our consolidated subsidiaries was $6.8 million for the year ended December 31, 2008, compared to a loss of $2.4 million for the year ended December 31, 2007. In 2008, EMSL’s operations benefited from the vessels it received in 2007. In 2007, EMSL operations resulted in a loss primarily as a result of its receipt of vessels, including drydock completions and mobilization of five cold-stacked supply vessels.
Liquidity and Capital Resources
Overview
     Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The content below and under “Risks, Uncertainties, and Going Concern” above addresses important factors affecting our financial condition, liquidity and capital resources and debt covenant compliance. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2009.
     Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund on-going operations, vessel construction, discretionary capital expenditures and debt service. Please see Note 2 “Risks, Uncertainties, and Going Concern” in our accompanying consolidated financial statements. Our ability to generate or access cash is subject to events beyond our control, such as, expenditures for exploration, development and production activity, global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. In light of the current financial turmoil, we may be exposed to credit risk relating to certain of our customers. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness is restricted by the terms of each of the 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”) and the Senior Secured Notes, which restrictions include a prohibition on incurring certain types of indebtedness if our leverage exceeds a certain level, which it currently does.
     At December 31, 2009, we had available cash of $53 million. As of December 31, 2009, payments due on our contractual obligations during the next twelve months were approximately $293 million. Included in these amounts for 2010 are $70 million in interest payments including payments of $24 million on each of May 1 and November 1 related to the Senior Secured Notes and payments of approximately $8 million on each of May 15 and November 15 related to the 8.125% Debentures. There is also $53 million of debt that is repayable during 2010 of which $31 million is related to the reclassification as current of the U.S. Credit Facility and Trico Shipping Working Capital Facility due to forecasted non-compliance with debt covenants at March 31, 2010 that will require future waivers and $20 million is related to amortization payments of $10 million on each of August 1 and November 1 for the 8.125% Debentures. These amortization payments for the 8.125% Debentures may be paid in either cash or stock at the election of the company.
     The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial assets, including customer receivables. To date, we have not suffered material losses due to nonperformance by our counterparties. We cannot assure you, however, that our business will generate sufficient cash flow from operations or through liquidity initiatives or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Liquidity Sufficiency
     Our liquidity outlook has changed since December 31, 2008 primarily as a result of rates and utilization in the towing and supply business deteriorating more than anticipated, the further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter which resulted in additional cash payments required to bring our Kroner based credit facility within its contractual credit limit, the weaknesses in the North Sea and the Asia Pacific Region for subsea services which began in the fourth quarter of 2009 and has persisted in the first quarter of 2010 along with certain one-time related issues associated with a longer than expected drydock on a high yielding subsea construction vessel and the cash costs associated with the early termination of a low utilization vessel charter. This has resulted in significantly lower EBITDA than forecasted for both the fourth quarter of 2009 and the first quarter of 2010 and sharply lower levels of liquidity.
     As a result of the events described above, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and that we will not be able to remain in compliance with our debt covenants unless we are able to successfully sell additional assets, access cash in certain of our subsidiaries, minimize our capital expenditures, obtain waivers or amendments from our lenders, effectively manage our working capital and improve our cash flows from operations. We are currently restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes from incurring additional indebtedness due to our leverage ratio exceeding the level that would allow us to incur additional indebtedness. Additionally, our ability to refinance any of our existing indebtedness on commercially reasonably terms may be materially and adversely impacted by the current credit market conditions and our financial condition. If we are unable to complete the above actions, we will be in default under our credit agreements, which in turn, could potentially constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt could become callable by our creditors and would be reclassified as a current liability on our balance sheet. The uncertainty associated with our ability to meet our commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.
     We are currently pursuing a number of actions including (i) selling additional assets, (ii) accessing cash in certain of our subsidiaries, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital in order to increase our liquidity to levels sufficient to meet our commitments and (vi) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and / or that these transactions can be consummated within the period needed to meet certain obligations. Our interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1 and approximately $8 million of interest due on the 8.125% Debentures on each of May 15 and November 15. Additionally, the terms of our credit agreements require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds we retain. Due to our expected liquidity position and limitations in the U.S. Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010 and November 1, 2010 in common stock. The number of shares issued will be determined by the stock price at the time of each of the amortization payments and may lead to significantly more shares being issued then if the debentures were converted at the stated conversion rate of 71.43 shares per $1,000 principal amount of debentures. We will need to negotiate a waiver or amendment to our consolidated leverage ratio debt covenant on the U.S. Credit Facility that it does not expect to be in compliance with beginning with the quarter ending March 31, 2010. There can be no assurance that the lenders will agree to this amendment / waiver and / or additional amendments / waivers on acceptable terms and a failure to do so would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities.
Other Liquidity Items
     Prior to the exchanges in May 2009, various holders of our 6.5% Debentures initiated conversions which converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on the conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures.
     On May 11, 2009, we entered into the Exchange Agreements with all of the remaining holders of the 6.5% Debentures. Pursuant to these Exchange Agreements, all holders exchanged each $1,000 in principal amount of the 6.5% Debentures for $800 in principal amount of the 8.125% Debentures, $50 in cash and 12 shares of our common stock (or warrants to purchase shares at $0.01 per share in lieu thereof). Among the more important features of the new 8.125% Debentures is the elimination of the obligation to make interest make-whole payments prior to May 1, 2011 and the ability to satisfy amortization requirements in equity. At closing, we exchanged $253.5 million in aggregate principal amount of the 6.5% Debentures and accrued but unpaid interest thereon for $12.7 million in cash, 360,696 shares of our common stock, warrants exercisable for 2,681,484 shares of our common stock and $202.8 million in aggregate principal amount of 8.125% Debentures. The exchange reduced the principal amount of our outstanding debt by $50.7 million. Please see Item 1A “Risk Factors” located in Part I for more details about potential risks involving the 8.125% Debentures.
     On October 30, 2009 our wholly owned subsidiary Trico Shipping AS (“Trico Shipping”) successfully completed the issuance of $400.0 million aggregate principal amount of Senior Secured Notes during 2014. The Senior Secured Notes were issued at a price of $96.393 per $100 in face value, yielding gross proceeds of $385.6 million. These proceeds, along with certain asset sale proceeds, were used to repay approximately $368 million of outstanding debt.
     During the fourth quarter of 2009, we completed the sale of five vessels with total gross proceeds of approximately $43 million.

     Our debt as of the dates indicated below was as follows (in thousands):

	December 31, 2009				December 31, 2008
	Current	Long-Term	Total		Current	Long-Term	Total
Outstanding debt:
Obligations of Parent Company (Trico Other)
$50 million U.S. Revolving Credit Facility Agreement, maturing in December 2011	$11,347	$—	$11,347	(1)	$10,000	$36,460	$46,460	(1)
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $12.3 million as of December 31, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	19,774	170,696	190,470		—	—	—
$150.0 million face amount, 3% Senior Convertible Debentures, net of unamortized discount of $30.0 million and $35.9 million as of December 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	119,992	119,992		—	114,150	114,150
Insurance note	119	—	119		—	—	—

Subtotal	31,240	290,688	321,928		10,000	150,610	160,610

Obligations of Trico Supply and Subsidiaries
$400.0 million face amount, 11.875% Senior Secured Notes, net of unamortized discount of $14.1 million as of December 31, 2009, interest payable semi-annually in arrears, maturing on November 1, 2014	—	385,925	385,925		—	—	—
$33 million Working Capital Facility, maturing December 2011	20,000	—	20,000		—	—	—
Motor vehicle leases	87	47	134		243	—	243

Subtotal	20,087	385,972	406,059		243	—	243

Obligations of Non-Guarantor Subsidiaries
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	4,399	5,657		1,258	5,657	6,915
Fresh-start debt premium	—	253	253		—	312	312

Subtotal	1,258	4,652	5,910		1,258	5,969	7,227

Total outstanding debt	52,585	681,312	733,897		11,501	156,579	168,080

Debt paid and refinanced:
Obligations of Parent Company (Trico Other)
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	—	—		—	232,998	232,998
Obligations of Trico Supply and Subsidiaries
NOK 350 million Revolving Credit Facility, maturing January 1, 2010	—	—	—		3,600	57,931	61,531
NOK 230 million Revolving Credit Facility, maturing January 1, 2010	—	—	—		2,294	18,939	21,233
NOK 150 million Additional Term Loan, maturing January 1, 2010	—	—	—		3,644	6,754	10,398
NOK 200 million Overdraft Facility, maturing January 1, 2010	—	—	—		—	3,207	3,207
23.3 million Euro Revolving Credit Facility, maturing March 31, 2010	—	—	—		—	19,717	19,717
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	—	—		11,631	—	11,631
$200 million Revolving Credit Facility, maturing in May 2013	—	—	—		30,563	130,000	160,563
$100 million Revolving Credit Facility, maturing no later than December 2017	—	—	—		—	15,000	15,000
$18 million Revolving Credit Facility, maturing December 5, 2011	—	—	—		2,000	14,000	16,000
8 million Sterling Overdraft Facility, due on demand	—	—	—		9,812	—	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility, maturing no later than December 13, 2014	—	—	—		3,238	14,048	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	—	—	—		2,225	11,947	14,172
Other debt assumed in the acquisition of DeepOcean	—	—	—		2,474	5,978	8,452

Total amount of debt paid and refinanced	—	—	—		71,481	530,519	602,000

Total debt	$52,585	$681,312	$733,897		$82,982	$687,098	$770,080

(1)	We were in compliance with our maximum consolidated leverage ratio as of December 31, 2008, March 31, 2009 and June 30, 2009. In August 2009, we entered into an amendment whereby the maximum consolidated leverage was increased from 4.5:1 to 5.0:1 for the fiscal quarter ended September 30, 2009. We were not in compliance with this consolidated leverage ratio covenant at September 30, 2009 due to the negative impact on calculated EBITDA of the increase in value of the embedded derivative associated with the 8.125% Debentures which was primarily the result of an increase in our stock price. We received an amendment retroactive to September 30, 2009 that amended the calculation retroactively and prospectively to exclude the effects of the change in the value of this embedded derivative. With this amendment, we were in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

In December 2009, we entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels. This amendment also increased the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to $15 million from $25 million with the reduced availability being restored when we are below the consolidated ratio levels that were in effect prior to this amendment.

     We were in compliance with the minimum net worth and consolidated leverage ratio covenants as of December 31, 2009 after giving consideration to amendments and waivers.
     The following table summarizes the financial covenants under our remaining debt facilities:

Facility	Lender (s)	Borrower	Guarantor	Financial Covenants
Obligations of Parent Company (Trico Other):
U.S. Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(1), (2), (3), (4), (5)

8.125% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

Obligations of Trico Supply and Subsidiaries:
Senior Secured Notes	Various	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

Trico Shipping Working Capital Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

Obligations of Non-Guarantor Subsidiaries:
6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

(1)	Consolidated Net Worth — minimum net worth of Borrower

(2)	Free Liquidity —unrestricted cash and or unutilized loan commitments at Borrower must be at least $5.0 million (excluding certain indirect and direct subsidiaries)

(3)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, 10.0:1 for the quarter ending September 30, 2010, 8.00:1 for the quarter ending December 31, 2010 and 7.00:1, 6.00:1, 5.00:1, for the quarters ending March 31, 2011, June 30, 2011, September 30, 2011 and thereafter, respectively. Calculated at the Borrower level

(4)	Maintenance Capital Expenditures — limits the amount of maintenance capital expenditures in any given fiscal year

(5)	Collateral coverage — appraised value of collateral (vessels) must exceed 120% of amount outstanding and amount available

*	EBITDA is defined in (3) above as Consolidated Net Income attributable to Trico Marine Services, Inc. before deducting there from: (i) interest expense, (ii) provisions for taxes based on income included in Consolidated Net Income attributable to Trico Marine Services, Inc., (iii) any and all non-cash gains or losses in connection with embedded derivatives related to the 8.125% Debentures, and (iv) amortization and depreciation without giving any effect to (x) any extraordinary gains or extraordinary non-cash losses and (y) any gains or losses from sales of assets other than the sale of inventory in the ordinary course of business. Prior to December 31, 2009, pro-forma adjustments shall be made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period. Calculated at the Borrower’s level.
Note: Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
     Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as	December 31,	Requirement to be met
	Financial	of December 31,	2009 Results	on March 31,
Facility	Covenant	2009	(1)	2010
Obligations of Parent Company (Trico Other):

U.S. Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 11.0:1	9.65	Net Debt to 12 month rolling EBITDA less than or equal to 11.0:1

U.S. Credit Facility	Consolidated Net Worth	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date)	$453.8 million	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date)

U.S. Credit Facility	Free Liquidity	$5.0 million	$6.9 million	$5.0 million

(1)	We are in compliance with our debt covenants at December 31, 2009 after giving consideration to amendments and waivers. Please see Item 1A “Risk Factors” for more details about potential risks involving these facilities. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2009.

     In addition to the covenants described above, our 8.125% Debentures limit our ability to incur additional indebtedness if the Consolidated Leverage Ratio exceeds 4 to 1 at the time of incurrence of such indebtedness. The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of additional indebtedness. The Senior Secured Notes also limit the ability of Trico Supply and its subsidiaries to pay interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage ratio is less than 2.5:1. Please see “Risk Factors” and “Risks, Uncertainties, and Going Concern”.
     Equity Subscription/Contribution Commitment. To formalize a cash management arrangement that ensures Trico Shipping, as Issuer, maintains a minimum level of liquidity, concurrently with the issuance of the Senior Secured Notes, Trico Shipping AS entered into an equity subscription commitment agreement with Trico Supply AS and the collateral agent, pursuant to which Trico Supply AS will commit for a period of five years to subscribe for $5 million of capital stock (or, as applicable, contribute, with a corresponding increase in the par value of Trico Shipping’s capital stock) of Trico Shipping each month and, at the request of Trico Shipping, up to an additional $1 million of capital stock of Trico Shipping each month. The commitment of Trico Supply AS pursuant to such agreement will not exceed $240 million in the aggregate. Trico Supply AS’s $5 million scheduled subscription/contribution obligation is mandatory for each month through December 2010. Thereafter, the monthly $5 million scheduled subscription will be at Trico Shipping’s option, if during each day in the five business day period beginning five business days prior to the end of each month commencing January 1, 2011, the Trico Shipping has a minimum of $30 million in unrestricted cash. Trico Supply AS will also undertake to pledge the shares, if any, subscribed for in accordance with the equity subscription commitment agreement to the collateral agent to the extent that such pledge does not give rise to reporting requirements on the part of the Trico Supply Group with the SEC.
     Cross Default Provisions. Our debt facilities contain significant cross default and / or cross acceleration provisions where a default under one facility could enable the lenders under other facilities to also declare events of default and accelerate repayment of our obligations under these facilities. In general, these cross default / cross acceleration provisions are as follows:
•	The 8.125% Debentures and the 3% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and such failure continues for 30 days after notice thereof.
•	The U.S. Credit Facility allows the lenders to declare an event of default and require immediate repayment if we or any of our subsidiaries were to be in default on more than $10 million in other indebtedness or if there is an event of default under the Trico Shipping Working Capital Facility.
•	The Senior Secured Notes allow the lenders to declare an event of default if there is an event of default on other indebtedness and that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more. The lenders may also declare an event of default if there is a default under the Trico Shipping Working Capital Facility Agreement which is caused by a failure to make any payment when due or results in the acceleration of such Indebtedness prior to its express maturity.
•	The Trico Shipping Working Capital Facility Agreement allows the lenders to declare an event of default and requires immediate repayment if there is an event of default under the U.S. Credit Facility, an event of default under the Senior Secured Notes, or if we or any of our subsidiaries were to be in default on more than $10 million in other indebtedness.

Recent Amendments and Waivers
•	In March 2010, we received waivers related to the requirement that an unqualified auditors’ opinion without an explanatory paragraph in relation to going concern accompany its annual financial statements. Separate waivers were received for each of the U.S. Credit Facility and the Trico Shipping Working Capital Facility. In conjunction with the amendment to the Trico Shipping Working Capital Facility, the amount available under the facility was reduced from $29.7 million to $26.0 million.
•	In January 2010, we entered into an amendment to the U.S. Credit Facility to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant.
•	In December 2009, we entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels under our U.S. Credit Facility. This amendment also increased the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to $15 million from $25 million with the reduced availability being restored when we are below the consolidated ratio levels that were in effect prior to this amendment.
•	In October 2009, we received an amendment retroactive to September 30, 2009 that amends the consolidated leverage ratio covenant under our U.S. Credit Facility to exclude the effects of the change in the value of the embedded derivative associated with the 8.125% Debentures in the EBITDA calculation. With this amendment, we were in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.
•	In August 2009, we entered into an amendment to our U.S. Credit Facility whereby the maximum consolidated leverage ratio was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were not amended and remain at 4.5:1 for the fiscal quarter ending December 31, 2009 and 4.0:1 for any fiscal quarter ending after December 31, 2009. In connection with this amendment, the margin was increased from 3.25% to 5.0%. The total commitment under this facility has also been permanently reduced to $35 million.
•	In March 2009, we entered into a series of retroactive amendments to change the method of calculating the minimum net worth covenant for the U.S. Credit Facility. This amendment adjusted the calculation of net worth in order to permanently eliminate the negative effect on net worth of any non-cash goodwill adjustments including that which was included in the December 31, 2008 financial statements. Subsequent to this adjustment, we were in compliance with the net worth covenants as of December 31, 2008.
Our Capital Requirements
     Our on-going capital requirements arise primarily from our need to improve and enhance our current service offerings, invest in upgrades of existing vessels, acquire new assets and provide working capital to support our operating activities and service debt. Generally, we provide working capital to our operating locations through two primary business locations: the North Sea and the U.S. The North Sea and the U.S. business operations have been capitalized and are financed on a stand-alone basis. Debt covenants and U.S. and Norwegian tax laws make it difficult for us to effectively transfer the financial resources from one of these locations for the benefit of the other.
     As a result of changes in Norwegian tax laws in 2007, all accumulated untaxed shipping profits generated between January 1, 1996 and December 31, 2006 in our tonnage tax company will be subject to tax at 28%. Two-thirds of the liability ($36.5 million) is payable in equal installments over eight years. The remaining one-third of the tax liability ($18.6 million) can be met through qualified environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, there is no time constraint on making any qualified environmental expenditures in satisfaction of the $18.6 million liability. See Note 19 to our consolidated financial statements.
     In July 2007, our board of directors authorized the repurchase up to $100.0 million of our common stock in open-market transactions, including block purchases, or in privately negotiated transactions. We did not repurchase shares of our common stock under this program during 2008 or 2009. The repurchase authorization expired in 2009.
Cash Flows
     The following table sets forth the cash flows for the last three years (in thousands):

	Year Ended December 31
	2009	2008	2007
Cash flow provided by operations	$59,974	$79,938	$112,476
Cash flow used in investing	(20,004)	(592,877)	(235,269)
Cash flow provided by (used in) financing	(91,525)	502,596	130,361
Effects of foreign exchange rate changes on cash	9,923	(26,507)	9,722
     Our primary source of cash flow during the year ended December 31, 2009 is due to cash from operations with focused working capital management as well as the issuance of our $400 million Senior Secured Notes due 2014. The primary uses of cash were for repayments on existing debt and credit facilities, payments of the make-whole provision with the conversions of the 6.5% Debentures, payments for the purchases of newbuild vessels and ROVs and maintenance of other property and equipment. During the year ended December 31, 2009, our cash balance decreased $41.6 million to $53.0 million from $94.6 million at December 31, 2008.
     Operating Activities Net cash provided by operating activities for the year ended December 31, 2009 was $60.0 million, a decrease of $20.0 million from the same period in 2008. Significant components of cash used in operating activities during the year ended December 31, 2009 included net losses of $144.8 million, cash paid for the make-whole premium related to the conversions of the 6.5% Debentures of $6.9 million, non-cash items of $183.9 million and changes in working capital and other asset and liability balances resulting in cash provided by operations of $27.8 million. We expect to fund our future routine operating needs through operating cash flows and draws on our various credit facilities.
     Net cash from operating activities was $79.9 million for the year ended December 31, 2008 compared to $112.5 million in 2007. The decrease in operating cash flows was primarily the result of the decreased operating income, increased expenditures related to the acquisition of DeepOcean, and higher overall working capital requirements related to expanding and establishing our operations in various regions. Significant components of cash provided by operating activities during 2008 include net losses of $106.9 million plus non-cash items of $167.8 million, offset by changes in working capital balances of $19.0 million.
     Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Net cash from operating activities for the year ended December 31, 2007 was $112.5 million. Significant components of cash provided by operating activities during the year 2007 include net earnings of $57.7 million plus non-cash items of $27.0 million and a decrease in working capital balances of $27.8 million.
     Investing Activities. Net cash used in investing activities was $20.0 million for the year ended December 31, 2009, compared to $592.9 million for the same period in 2008. Our investing cash flow in 2009 primarily reflects $89.9 million of additions to property and equipment partially offset by $73.3 million of proceeds from asset sales of eleven vessels in 2009.
     Net cash used in investing activities was $592.8 million in the year ended December 31, 2008. Our investing cash flow in 2008 primarily reflects our DeepOcean acquisition and costs related to the construction of the MPSV vessels and one subsea trenching and protection vessel. As further discussed in Note 4 to our consolidated financial statements, we utilized $506.1 million of cash, net of cash acquired, in connection with the existing and amended revolving lines of credit, proceeds from the issuance of $300.0 million of 6.5% Debentures, and the issuance of phantom stock units. Vessel construction costs were $107.5 million in the year ended December 31, 2008, an increase of $81.4 million over 2007.
     We used $235.3 million in investing activities for the year ended December 31, 2007, $220.4 million of which is attributed to the Active Subsea acquisition (net of cash of $27.2 million) and $26.1 million for additions to properties and equipment, partially offset by approximately $4.6 million of proceeds from the sales of assets and a $4.1 million decrease of cash restrictions. Our investing cash flows include purchases of $184.8 million and sales of $187.3 million of securities during the year. During 2007, three supply vessels and one crew / line handler were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million.

     Financing Activities. Net cash used in financing activities was $91.5 million for the year ended December 31, 2009. Our 2009 amount primarily includes a dividend payment of $6.1 million to EMSL’s non-controlling partner, $385.6 million of proceeds from the issuance of the $400.0 million Senior Secured Notes which were issued at a price of $96.393 per $100 in face value, net repayments of debt of approximately $471.0 million, which includes $368 million of debt repaid in conjunction with the issuance of the Senior Secured Notes, $12.7 million related to the convertible debt exchange, $16.4 million of debt issue costs and $6.2 million of refinancing costs related to the exchange.
     Net cash provided by financing activities was $502.6 million in the year ended December 31, 2008, which is primarily the result of proceeds from the issuance of $300.0 million of 6.5% Debentures, and $203.8 million of net borrowings, primarily related to debt incurred in connection with the DeepOcean acquisition. Net proceeds of the offering and additional borrowings were used in connection with the acquisition of DeepOcean, and financing of vessel construction.
     In the year ended December 31, 2007, financing activities provided $130.4 million of cash, which is primarily the result of proceeds from the issuance of $150.0 million 3% Senior Convertible Debentures, offset by $17.6 million used to repurchase common stock. In February 2007, we issued $150.0 million of 3% Senior Convertible Debentures due in 2027. We received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million, of which $3.3 million were capitalized as debt issuance costs and are being amortized over the life of the 3% Debentures. Net proceeds of the offering were for general corporate purposes, the acquisition of Active Subsea, and financing of our fleet renewal program.
Off-Balance Sheet Arrangements
     We do not have any off-balance arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
     The following table summarizes our contractual commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
			(In thousands)
Debt obligations (1) (2)	$790,068	$52,585	$104,049	$483,434	$150,000
Interest on fixed rate debt (3)	346,383	68,318	127,162	96,728	54,175
Interest on variable rate debt (4)	1,663	1,659	4	—	—
Vessel construction obligations (5)	37,539	34,403	3,136	—	—
Time charter and equipment leases	311,853	127,292	107,567	54,296	22,698
Operating lease obligations	9,637	3,598	3,135	2,100	804
Taxes payable (6)	36,480	4,594	9,188	9,188	13,510
Pension obligations	4,164	309	655	708	2,492

Total	$1,537,787	$292,758	$354,896	$646,454	$243,679

(1)	Excludes fresh-start debt premium of $0.3 million and unamortized discounts on the Senior Secured Notes, 3% Debentures and 8.125% Debentures of $14.1 million, $30.0 million and $12.3 million, respectively, at December 31, 2009.

(2)	Does not assume any early conversions or redemptions of the 8.125% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date or be repaid based on its amortization schedule. Holders of our 3% Debentures have the right to require us to repurchase the debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. Please see Note 2 in our consolidated financial statements for “Risks, Uncertainties, and Going Concern”. We have the option to make amortization payments on the 8.125% Debentures in either cash or stock. Due to our expected liquidity position and limitations in the U.S. Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010 and November 1, 2010 in common stock.

(3)	Primarily includes semi-annual interest payments on the Senior Secured Notes, the 8.125% Debentures and the 3% Debentures to their maturities of 2014, 2013 and 2027, respectively, and interest payments on the 6.11% Notes maturing 2014.

(4)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at December 31, 2009, throughout the life of the obligation.

(5)	Reflects committed expenditures and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. In 2009, we also canceled the Deep Cygnus, a large newbuild vessel, thereby terminating our obligation to fund $41.6 million in capital expenditures, and completed negotiations with Tebma to suspend construction of the remaining four newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). We hold the option to cancel construction of the four newbuild MPSVs after July 15, 2010. Due to the expectation that we are likely to exercise the termination option for the last four vessels, we incurred a non-cash impairment charge of $116.1 million in the fourth quarter of 2009. This represents the excess of carrying costs over the fair value of the asset upon termination. If we did not exercise this option after the first twelve months, our total committed future capital expenditures would be increased approximately $87 million in the above table for the last four vessels. Since the beginning of 2009, we have sold legacy towing and supply vessels worth $73 million and as of December 31, 2009, we had signed agreements for the sale of six additional vessels, including one AHTS, for a total of approximately $20 million. Three of these vessel sales have been completed so far in 2010.

(6)	Norwegian tax laws allow for a portion of the accumulated untaxed shipping profits, $36.5 million, prior to December 31, 2009 to be paid in equal installments over the next eight years (please refer to the recent Norwegian Supreme Court decision described in Note 19 to our consolidated financial statements). An additional liability of $18.6 million could be satisfied through making qualifying environmental expenditures. As a result of changes in Norwegian tax laws during the first quarter of 2009, we recognized a one-time tax benefit in first quarter earnings of $18.6 million. We also have liabilities for uncertain tax positions of $2.4 million at December 31, 2009 which have not been included in the table above due to the uncertain timing of settlement.
     At December 31, 2009, we have estimated capital expenditures during the next twelve months of $34 million, which includes the construction of the three new vessels reflected above under vessel construction obligations plus discretionary improvements to our existing aging vessels and general non-marine capital expenditures. In addition, we anticipate spending approximately $3.5 million to fund upcoming vessel marine inspections during 2010. Marine inspection costs are included in direct operating expenses.
     As the age of our fleet increases, more funds will need to be devoted to ongoing maintenance in order to keep the fleet in good operating condition. We currently own 52 vessels with an average age of 19 years. Maintenance and repair costs are expected to increase as our vessels become older.
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
     In addition, revenue for certain subsea contracts related to trenching of subsea pipelines, flowlines and cables, and installation of subsea cables (umbilicals, ISUs, power and telecommunications) and flexible flowlines is recognized based on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract. The revenue is recognized in accordance with the accounting guidance for the performance of contracts for which specifications are provided by the customer for the construction of facilities or the production of goods or for the provision of related services. Cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

     Goodwill and Intangible Assets. Our goodwill represented the purchase price in excess of the net amounts assigned to assets acquired and liabilities we assumed in connection with the May 2008 acquisition of DeepOcean (see Note 4 to our consolidated financial statements included herein for further discussion). Our reporting units follow our operating segments under accounting guidance for segment reporting. Goodwill was recorded related to the acquisition in two reporting units — (i) subsea services and (ii) subsea trenching and protection.
     Accounting guidance requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting guidance for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
     At December 31, 2008, the measurement date, we performed the first step of the two-step impairment test proscribed by the accounting guidance for goodwill, and compared the fair value of the reporting units to our carrying value. In assessing the fair value of the reporting unit, we used a market approach that incorporated the Company Specific Stock Price method and the Guideline Public Company method, each receiving a 50% weighting. Due to current market conditions, we concluded that the market approach would be most appropriate in arriving at the fair value of the reporting units. Key assumptions included our publicly traded stock price, using a 30-day average price of $3.98 per share, an implied control premium of 9%, and a fair value of debt based primarily on the price for our publicly traded debentures. In step one of the impairment test, the fair value of both the subsea services and subsea trenching and protection reporting units were less than the carrying value of the net assets of the respective reporting units, and thus we performed step two of the impairment test.
     In step two of the impairment test, we determined the implied fair value of goodwill and compared it to the carrying value of the goodwill for each reporting unit. We allocated the fair value of the reporting units to all of the assets and liabilities of the respective units as if the reporting unit had been acquired in a business combination. Our step two analysis resulted in no implied fair value of goodwill for either reporting unit, and therefore, we recognized an impairment charge of $169.7 million in the fourth quarter of 2008, representing a write-off of the entire amount of our previously recorded goodwill. This impairment is based on a combination of factors including the current global economic environment, higher costs of equity and debt capital and the decline in our market capitalization and that of comparable subsea services companies.
     Accounting guidance requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with accounting guidance for long-lived assets. The intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives of 11 to 13 years for the customer relationships. At December 31, 2009 and 2008, we performed an impairment analysis of our trade name assets utilizing a form of the income approach known as the relief-from-royalty method. In evaluating the fair value of DeepOcean’s trade name in 2009, we assumed continued weaknesses in the North Sea and the Asia Pacific Region and also reflected a lower revenue model from the initial impairment valuation performed in the prior year. For the fourth quarter 2009 assessment, we used revenue growth rates ranging from 36% to 3% over the next eight years and a discount rate of 22.2%. Results of the calculation showed fair value exceeded the current carrying value by approximately $1.0 million. We did not recognize an impairment in 2009. We may need to perform an updated impairment assessment prior to the fourth quarter of 2010 if revenues for this reporting unit fall below our estimates, the rate of anticipated revenue growth is slower than expected, the discount rate increases above 23%, or if there are any other changes in the key assumptions used in our fair value calculation. During the 2008 assessment, we recognized an impairment of $3.1 million on trade name assets.
     Accounting for Long-Lived Assets. We had approximately $728.2 million in net property and equipment (excluding assets held for sale) at December 31, 2009, which comprised approximately 67.6% of our total assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values.
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
     Impairment of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by accounting guidance for long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. If market conditions were to decline in market areas in which we operate, it could require us to evaluate the recoverability of our long-lived assets, which may result in write-offs or write-downs on our vessels that may be material individually or in the aggregate.
     In the fourth quarters of 2009, 2008 and 2007, we assessed the current fair values of our significant assets including marine vessels and other marine equipment. In 2009, since we completed negotiations with Tebma which provides us the option to cancel the final four (the Trico Surge, the Trico Sovereign, Trico Seeker, and Trico Searcher) of the seven vessels currently under construction and we expect that we are likely to exercise the termination option for the last four vessels, we incurred a non-cash impairment charge of $116.1 million which represents the excess of carrying costs over the fair value of the asset upon termination. We concluded that no impairment existed at December 31, 2008. We recognized a $0.1 million impairment of a supply vessel for the year ended December 31, 2007.
     Unrealized Gain on Mark-to-Market of Embedded Derivative. Accounting guidance for derivative instruments and hedging activities requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates, and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. The calculation of the fair value of the derivatives requires the use of a Monte Carlo simulation lattice option-pricing model. The fair value of the embedded derivative associated with our new 8.125% Debentures on the date of the exchange was $4.7 million. On December 31, 2009, the estimated fair value of the 8.125% Debenture derivative was $6.0 million resulting in a $1.2 million non-cash unrealized loss in 2009. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange and the non-cash unrealized gain for 2009 was $0.4 million. The change in our stock price, coupled with the passage of time, are the primary factors influencing the change in value of these derivatives and the impact on our net income (loss) attributable to Trico Marine Services, Inc. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.
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
     In connection with our emergence from bankruptcy, we adopted fresh start accounting as of March 15, 2005. A valuation allowance was established at that time associated with the U.S. net deferred tax asset because it was not likely that this benefit would be realized. Because we have not yet seen sustained long-term positive results from our U.S. operations, we have continued to maintain this valuation allowance against all U.S. net deferred tax assets. Although we recorded a profit from operations in recent years from our U.S. operations, the history of negative earnings from these operations and the emphasis to expand our presence in growing international markets constitute significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets as of December 31, 2009.
     Fresh-start accounting rules require that release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. We will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid in capital at the time the valuation allowance is reduced. If our U.S. operations continue to be profitable, it is possible we will release the valuation allowance at some future date.

     As of December 31, 2009, we have remaining net operating losses in certain of our Norwegian, United Kingdom, Brazilian and Nigerian entities totaling $92.9 million, resulting in a deferred tax asset of $27.2 million. A valuation allowance of $17.5 million was provided against the financial losses generated in our Norwegian tonnage entities as the loss can only be utilized against future financial taxable profit and it is not possible to use group relief to offset taxable profits and losses for group companies subject to tonnage taxation. Based on Norwegian legislation passed in 2009, we are able to carry back approximately $0.4 million of net operating losses by our tonnage entities which are not offset by a valuation allowance. Net operating losses of approximately $4.6 million generated within our non-tonnage Norwegian entities are eligible for group relief, have an indefinite carryforward and will not expire. As such, no valuation allowance has been provided against such losses. Valuation allowances of $0.6 million, $5.9 million and $1.5 million were provided against the losses generated in our United Kingdom, Brazilian and Nigerian entities, respectively, due to the history of negative earnings.
     Uncertain Tax Positions. Accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with financial accounting and reporting for the effects of income taxes that result from an entity’s activities during the current and preceding years. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of the income tax guidance on January 1, 2007. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.
Recent Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirements for fair value measurements. The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis. The update also clarifies that entities must provide (i) fair value measurement disclosures for each class of assets and liabilities and (ii) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, the update is effective for interim and annual periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for interim and annual periods beginning after December 15, 2010. We do not expect that our adoption will have a material effect on the disclosures contained in our notes to the consolidated financial statements.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The impact of adopting the new accounting guidance as of January 1, 2010 is expected to result in the deconsolidation of EMSL which has total assets of $39.4 million, equity of $28.6 million, total revenues of $25.0 million and net income of $1.0 million in 2009.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a QSPE, as discussed above. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.
     In May 2009, the FASB issued an amendment to the accounting and disclosure requirements to re-map the auditing guidance on subsequent events to the accounting standards with some terminology changes. The amendment also requires additional disclosures which includes the date through which the entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. The amendment is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. In February 2010, the FASB amended the guidance on subsequent events to remove the requirement for SEC filers which alleviates potential conflicts with current SEC guidance. The prior guidance will still be in effect for revised financial statements that are issued due to (i) a correction of an error or (ii) retrospective application of U.S. generally accepted accounting principles. We have adopted the updated standard as of December 31, 2009 with no material effect on our financial statements.
     In April 2009, the FASB issued an amendment to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The amendment is effective for periods ending after June 15, 2009. We have adopted the amendment as of June 30, 2009 with no material effect on our financial statements.
     In April 2009, the FASB issued authoritative guidance which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. The guidance is effective for interim and annual periods ending after June 15, 2009. We have adopted the standard as of June 30, 2009 with no material effect on our financial statements.
     In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance is effective for periods ending after June 15, 2009. We have adopted the standard for those assets and liabilities as of June 30, 2009 with no material impact on our financial statements. See Note 8 to our consolidated financial statements included herein.
     On May 9, 2008, the FASB issued new authoritative guidance that changed the accounting and required further disclosures for convertible debt instruments that permit cash settlement upon conversion. This guidance was applied to our 3% Debentures. Effective January 1, 2009, we adopted the provisions of this new accounting guidance and applied it, on a retrospective basis, to our consolidated financial statements. The accounting guidance required us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We determined the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability was recorded as additional paid-in capital. Effectively, the convertible debt was recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) is accreted to interest expense over the expected life of the senior convertible notes. Interest expense is recorded for the coupon interest payments on the senior convertible notes as well as the accretion of the discount. The adoption did not have an impact on our cash flows.
     In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted the standard for those assets and liabilities as of January 1, 2009 with no material impact on our financial statements.
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will be effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. We have adopted the standards as of January 1, 2009.
     In December 2007, the FASB issued a newly issued accounting standard for its noncontrolling interests. The accounting guidance states that accounting and reporting for noncontrolling interests (previously referred to as minority interests) will be recharacterized as noncontrolling interests and classified as a component of equity. The newly issued accounting standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The provisions of the standard were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements contained herein.

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

							Approximate
		Expected Maturity Date at December 31, 2009					Fair Value at
			Year Ending December 31,				December 31,
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	2009
Fixed rate debt (1)	$21,151	$35,210	$68,792	$82,809	$400,625	$150,000	$655,920
Variable rate debt (2)	31,434	36	11	—	—	—	31,481

Total debt	$52,585	$35,246	$68,803	$82,809	$400,625	$150,000	$687,401

(1)	Primarily includes (i) the 11.875% Senior Secured Notes, bearing interest at 11.875%, interest payable semi-annually and maturing in 2014, (ii) the 3% Debentures, bearing interest at 3.00%, interest payable semi-annually and maturing in 2027, (iii) the 8.125% Debentures bearing interest at 8.125%, principal and interest payable semi-annually, maturing 2013 and (iv) the 6.11% Notes, bearing interest at 6.11%, principal and interest due in 30 semi-annual installments, maturing in 2014.

(2)	Primarily includes (i) $50 million U.S. Credit Facility and (ii) Trico Shipping Working Capital Facility as further described in Note 5 to our consolidated financial statements included herein in Item 8.
Foreign Currency Exchange Rate Risk
     Our consolidated reporting currency is the U.S. Dollar although most of our operations are located outside the United States. We are primarily exposed to fluctuations in the foreign currency exchange rates of the Norwegian Kroner, the British Pound, the Euro, the Brazilian Real and the Nigerian Naira. A number of our subsidiaries use a different functional currency than the U.S. Dollar. The functional currencies of these subsidiaries include the Norwegian Kroner, the British Pound, the Brazilian Real, and the Nigerian Naira. As a result, the reported amount of our assets and liabilities related to our non-U.S. operations and, therefore, our consolidated financial statements will fluctuate based upon changes in currency exchange rates.
     We manage foreign currency risk by attempting to contract as much foreign revenues as possible in U.S. Dollars. To the extent that our foreign subsidiaries revenues are denominated in U.S. Dollars, changes in foreign currency exchange rates impact our earnings. This is somewhat mitigated by the amount of foreign subsidiary expenses that are also denominated in U.S. Dollars. In order to further mitigate this risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts would be limited to major financial institutions, which would minimize counterparty credit risk. There were no foreign exchange forward contracts outstanding during 2009.
     Foreign exchange gain (loss) for the years ended December 31, 2009, 2008, and 2007 was $26.4 million, $1.4 million and $(2.3) million, respectively. The significant increase from prior years is due to the change of our $200 million Revolving Credit Facility from a NOK denominated loan in June 2009 to a U.S. Dollar denominated loan and an intercompany notes receivable held by DeepOcean that is denominated in a currency other than the functional currency and is expected to be repaid in the future.

     In connection with our refinancing in October 2009, the $200 million Revolving Credit Facility was repaid. The Senior Secured Notes is U.S. Dollar denominated debt recorded on Norwegian Kroner functional books. A 10% change in the exchange rate between the U.S. Dollar and the Norwegian Kroner could cause approximately a $40 million increase or decrease to our foreign exchange gain (loss) in the statements of operations related to the Senior Secured Notes. Additionally, we are required to pay the interest on the $400 million Senior Secured Notes in U.S. Dollars. A 10% change in the exchange rate between the U.S. Dollar and the Norwegian Kroner could cause a $5 million increase or decrease to our foreign exchange gain (loss) in the statements of operations related to the interest expense on the $400 million Senior Secured Notes.
     We do establish intercompany loans from time to time in order to facilitate the movement of cash between subsidiaries. Only intercompany loans that are expected to be repaid in the future and are denominated in a currency other than the functional currency of the books where they are recorded generate foreign currency gains and losses. When establishing such loans, we try to structure them in order to mitigate any potential foreign currency exposure. Most of our foreign currency exposure relates to intercompany Norwegian Kroner loans on U.S. Dollar books or intercompany loans denominated in U.S. Dollar on Norwegian Kroner books that are expected to be repaid in the future. A 10% change in the exchange rate between the U.S. Dollar and the Norwegian Kroner could cause a $10 million increase or decrease to our foreign exchange gain (loss) in the statements of operations related to certain of our intercompany loans. We also have some intercompany loans between the U.S. Dollar and the British Pound which could cause an increase or decrease to our foreign exchange gain (loss) of $4 million.
Embedded Derivative Risk
     As discussed in Note 5 (Long Term Debt) and Note 6 (Derivative Instruments) to our consolidated financial statements included herein in Item 8, the conversion feature contained in our 8.125% Debentures and the prior 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model for the 8.125% Debentures include our December 31, 2009 stock closing price of $4.54 per share, expected volatility of 60%, a discount rate of 18.0% and a United States Treasury Bond Rate of 1.70% for the time value of options. At December 31, 2009, we estimate that a 10% and 30% increase in the price of our stock (keeping other assumptions constant) would increase the fair value of the conversion feature by approximately $1.6 million and $5.7 million, respectively. The reduction in our stock price, coupled with the passage of time, are the primary factors influencing the change in value of this derivative and its impact on our net income (loss) attributable to Trico Marine Services, Inc. Any increase in our stock price will result in unrealized losses being recognized in future periods and such amounts could be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Trico Marine Services, Inc.:
     In our opinion, the consolidated financial statements listed in Item 8 of the accompanying index present fairly, in all material respects, the financial position of Trico Marine Services, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment, period-end financial reporting account reconciliations, period-end financial reporting journal entries, the general controls over our information technology systems, and the remeasurement and/or translation of intercompany notes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the risk the Company may not successfully obtain amendments or waivers to financial covenants, and / or the risk the Company may not have adequate liquidity to fund its operations or service its debt raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments and the manner in which it accounts for noncontrolling interests effective January 1, 2009. As discussed in Note 11 to the consolidated financial statements, on January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions in connection with its adoption of accounting for uncertainty in income taxes.
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
/s/PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2010

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$52,981	$94,613
Restricted cash	3,630	3,566
Accounts receivable, net	98,600	155,065
Prepaid expenses and other current assets	18,761	13,462
Assets held for sale	15,223	—

Total current assets	189,195	266,706

Property and equipment:
Marine vessels	522,169	502,417
Subsea equipment	182,576	153,003
Construction-in-progress	168,879	260,069
Transportation and other	6,649	4,902

	880,273	920,391
Less accumulated depreciation and amortization	(152,116)	(115,981)

Net property and equipment, net	728,157	804,410

Restricted cash, noncurrent	3,926	—
Intangible assets	116,471	106,983
Other assets	38,510	24,637

Total assets	$1,076,259	$1,202,736

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$52,585	$82,982
Accounts payable	45,961	53,872
Accrued expenses	88,990	85,656
Accrued interest	12,738	10,383
Foreign taxes payable	4,594	4,000
Income taxes payable	9,182	18,133
Other current liabilities	104	—

Total current liabilities	214,154	255,026

Long-term debt	681,312	687,098
Long-term derivative	6,003	1,119
Foreign taxes payable	31,886	47,508
Deferred income taxes	19,219	5,104
Other liabilities	11,357	6,001

Total liabilities	963,931	1,001,856

Commitments and contingencies (See Note 17)	—	—

Total equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 20,108,224 and 16,199,980 shares issued at December 31, 2009 and 2008, respectively	201	160
Warrants	1,640	1,640
Additional paid-in capital	340,803	316,694
Retained earnings (accumulated deficit)	(120,069)	25,197
Accumulated other comprehensive income (loss), net of tax	(153,301)	(202,681)
Phantom stock	47,643	55,588

Treasury stock, at cost, 570,207 shares at December 31, 2009 and 2008, respectively	(17,604)	(17,604)

Total Trico Marine Services, Inc. equity	99,313	178,994

Noncontrolling interest	13,015	21,886

Total equity	112,328	200,880

Total liabilities and equity	$1,076,259	$1,202,736

The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share amounts)
Revenues	$642,200	$556,131	$256,108

Operating expenses:
Direct operating expenses	502,439	383,894	127,128
General and administrative	81,276	68,185	40,760
Depreciation and amortization	77,533	61,432	24,371
Impairments and penalties on early termination of contracts	137,267	172,840	116
Gain on sales of assets	(31,043)	(2,675)	(2,897)

Total operating expenses	767,472	683,676	189,478

Operating income (loss)	(125,272)	(127,545)	66,630

Interest expense, net of amounts capitalized	(50,139)	(35,836)	(7,568)
Interest income	2,866	9,875	14,132
Unrealized gain (loss) on mark-to-market of embedded derivative	(842)	52,653	—
Gain on conversion of debt	11,330	9,008	—
Refinancing costs	(6,224)	—	—
Foreign exchange gain (loss)	26,431	1,397	(2,282)
Other expense, net	(703)	(2,994)	(1,364)

Income (loss) before income taxes	(142,553)	(93,442)	69,548

Income tax expense	2,206	13,422	11,808

Net income (loss)	(144,759)	(106,864)	57,740

Less: Net (income) loss attributable to the noncontrolling interest	(507)	(6,791)	2,432

Net income (loss) attributable to Trico Marine Services, Inc.	$(145,266)	$(113,655)	$60,172

Earnings (loss) per common share:
Basic	$(7.60)	$(7.71)	$4.13

Diluted	$(7.60)	$(7.71)	$3.98

Weighted average shares outstanding:
Basic	19,104	14,744	14,558
Diluted	19,104	14,744	15,137
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(144,759)	$(106,864)	$57,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,533	61,432	24,371
Amortization of non-cash deferred revenues	(449)	(345)	(910)
Amortization of deferred financing costs	6,349	3,671	—
Noncash benefit related to change in Norwegian tax law	(18,568)	—	—
Accretion of debt discount	11,980	10,549	4,506
Deferred income taxes	14,098	(14,928)	(1,551)
Impairments	132,106	172,840	116
Change in fair value of derivative	803	(52,653)	—
Gain on conversion of 6.5% debentures	(11,330)	(9,008)	—
Cash paid for make-whole premium related to conversion of 6.5% debentures	(6,915)	(6,255)	—
Foreign currency (gains)/losses, net	(6,192)	—	—
Gain on sales of assets	(31,043)	(2,675)	(2,897)
Provision on doubtful accounts	5,675	1,364	78
Stock based compensation	2,896	3,834	3,247
Change in operating assets and liabilities:
Accounts receivable	67,584	(16,597)	15,177
Prepaid expenses and other current assets	(15,317)	25,854	(848)
Accounts payable and accrued expenses	(18,570)	3,426	12,247
Foreign taxes payable	(5,975)	(16,930)	5,829
Income taxes payable	(8,958)	17,865	(945)
Other, net	9,026	5,358	(3,684)

Net cash provided by operating activities	59,974	79,938	112,476

Cash flows from investing activities:
Acquisition of Active Subsea, net of acquired cash	—	—	(220,443)
Acquisition of DeepOcean, net of acquired cash	—	(506,093)	—
Purchases of property and equipment	(89,860)	(107,478)	(26,063)
Proceeds from sales of assets	73,263	7,110	4,649
Purchases of available-for-sale securities	—	—	(184,815)
Sale of available-for-sale securities	—	—	187,290
Sale of hedge instrument	—	8,150	—
Decrease (increase) in restricted cash	(3,407)	5,434	4,113

Net cash used in investing activities	(20,004)	(592,877)	(235,269)

Cash flows from financing activities:
Purchases of treasury stock	—	—	(17,604)
Net proceeds from exercises of warrants and options	—	11,962	2,027
Net proceeds from issuance of Senior Secured Notes	385,572	—	—
Proceeds from issuance of senior convertible debentures	—	300,000	150,000
Repayment from issuance of senior convertible debentures	(12,676)	—	—
Proceeds (repayments) from debt	—	203,764	742
Repayments of revolving credit facilities	(483,916)	—	—
Proceeds from revolving credit facilities	48,224	—	—
Contribution from noncontrolling interest	—	3,519	—
Dividend to noncontrolling partner	(6,120)	—	—
Debt issuance costs	(16,385)	(16,649)	(4,804)
Refinancing costs	(6,224)	—	—

Net cash provided by (used in) financing activities	(91,525)	502,596	130,361

Effect of exchange rate changes on cash and cash equivalents	9,923	(26,507)	9,722

Net increase (decrease) in cash and cash equivalents	(41,632)	(36,850)	17,290

Cash and cash equivalents at beginning of year	94,613	131,463	114,173

Cash and cash equivalents at end of year	$52,981	$94,613	$131,463

Supplemental information:
Income taxes paid	$6,345	$7,627	$1,854
Interest paid, net of amounts capitalized	60,129	39,135	2,498

Noncash investing and financing activities:
Interest capitalized	18,550	18,778	1,382
Accrued purchases of property and equipment	(3,473)	—	—
The accompanying notes are an integral part of these consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Trico Marine Services, Inc. Equity
									Accumulated
									Other
							Additional		Comprehensive					Non-
	Common Stock		Warrant — Series A		Warrant — Series B		Paid—In	Retained	Income	Phantom Stock		Treasury Stock		Controlling	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Earnings	(Loss)	Shares	Dollars	Shares	Dollars	Interest	Equity
	(In thousands)
Balance, December 31, 2006	14,816,969	$148	495,619	$1,646	497,267	$634	$231,218	$78,824	$(132)	—	$—	—	$—	$15,310	$327,648
Cumulative-effect adjustment for the adoption of uncertainty in income taxes	—	—	—	—	—	—	—	(144)	—	—	—	—	—	—	(144)
Conversion option of 3% Senior Convertible Debentures	—	—	—	—	—	—	44,212	—	—	—	—	—	—	—	44,212
Stock-based compensation	—	—	—	—	—	—	3,247	—	—	—	—	—	—	—	3,247
Stock options exercised	147,999	2	—	—	—	—	1,985	—	—	—	—	—	—	—	1,987
Exercise of warrants for common stock	1,696	—	(417)	(1)	(1,279)	(2)	43	—	—	—	—	—	—	—	40
Restricted stock activity	46,412	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—	—	7,091	—	—	—	—	—	—	—	7,091
Share repurchase	—	—	—	—	—	—	—	—		—	—	(570,207)	(17,604)	—	(17,604)
Comprehensive income:
Unrecognized pension costs, net of tax of $127	—	—	—	—	—	—	—	—	(207)	—	—	—	—	—	(207)
Foreign currency translation	—	—	—	—	—	—	—	—	18,993	—	—	—	—	—	18,993
Net income (loss)	—	—	—	—	—	—	—	60,172	—	—	—	—	—	(2,432)	57,740
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	76,526

Balance, December 31, 2007	15,013,076	$150	495,202	$1,645	495,988	$632	$287,796	$138,852	$18,654	—	$—	(570,207)	$(17,604)	$12,878	$443,003
Stock-based compensation	—	—	—	—	—	—	3,834	—	—	—	—	—	—	—	3,834
Stock options exercised	8,000	—	—	—	—	—	88	—	—	—	—	—	—	—	88
Exercise of warrants for common stock	472,875	5	(1,128)	(5)	(471,747)	(597)	12,246	—	—	—	—	—	—	—	11,649
Expiration of warrants	—	—	—	—	(24,241)	(35)	35	—	—	—	—	—	—	—	—
Restricted stock activity	161,745	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—	—	10,355	—	—	—	—	—	—	—	10,355
Phantom stock issued	—	—	—	—	—	—	—	—		1,581,902	55,588	—	—	—	55,588
Conversion on 6.5% debentures	544,284	5	—	—	—	—	2,340	—	—	—	—	—	—	—	2,345
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	—	—	—	—	—	—	3,519	3,519
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(244)	(244)
Adjustment to carrying value of NAMESE assets	—	—	—	—	—	—	—	—	—	—	—	—	—	(824)	(824)
Comprehensive loss:
Unrecognized pension benefit, net of tax of $527	—	—	—	—	—	—	—	—	938	—	—	—	—	—	938
Foreign currency translation	—	—	—	—	—	—	—	—	(222,273)	—	—	—	—	(234)	(222,507)
Net income (loss)	—	—	—	—	—	—	—	(113,655)	—	—	—	—	—	6,791	(106,864)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(328,433)

Balance, December 31, 2008	16,199,980	$160	494,074	$1,640	—	$—	$316,694	$25,197	$(202,681)	1,581,902	$55,588	(570,207)	$(17,604)	$21,886	$200,880
Stock-based compensation	—	—	—	—	—	—	2,715	—	—	—	—	—	—	—	2,715
Exercise of warrants for common stock and common stock issued on convertible debt exchange	3,037,548	30	—	—	—	—	10,865	—	—	—	—	—	—	—	10,895
Restricted stock activity	38,828	3	—	—	—	—	(3)	—	—	—	—	—	—	—	—
Tax benefit from the utilization of fresh—start NOL	—	—	—	—	—	—	1,025	—	—	—	—	—	—	—	1,025
Phantom stock exercised	226,109	2	—	—	—	—	7,943	—	—	(226,109)	(7,945)	—	—	—	—
Conversion of 6.5% debentures	605,759	6	—	—	—	—	1,564	—	—	—	—	—	—	—	1,570
Non-controlling interest capital distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,120)	(6,120)
Non-controlling interest capital contribution														2,284	2,284
Impairment of Volstad	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,542)	(5,542)
Comprehensive loss:
Unrecognized pension cost, net of tax of $1,271	—	—	—	—	—	—	—	—	(3,268)	—	—	—	—	—	(3,268)
Foreign currency translation	—	—	—	—	—	—	—	—	52,648	—	—	—	—	—	52,648
Net income (loss)	—	—	—	—	—	—	—	(145,266)	—	—	—	—	—	507	(144,759)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(95,379)

Balance, December 31, 2009	20,108,224	$201	494,074	$1,640	—	$—	$340,803	$(120,069)	$(153,301)	1,355,793	$47,643	(570,207)	$(17,604)	$13,015	$112,328

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
     Trico Marine Services, Inc. (the “Company”) is an integrated provider of subsea and marine support vessels and services, including subsea trenching and protection services, that was formed as a Delaware holding company in 1993. The Company maintains a global presence with operations primarily in international markets including the North Sea, West Africa, Mexico, the Mediterranean, Brazil and the Asia Pacific Region as well as its domestic presence in the U.S. Gulf of Mexico (“Gulf of Mexico”).
     In May 2008, the Company expanded its presence in the subsea services market by acquiring DeepOcean ASA (“DeepOcean”). DeepOcean provides subsea services, including inspection, maintenance and repair (“IMR”), survey and light construction support, subsea intervention and decommissioning. CTC Marine Projects LTD (“CTC Marine”), a wholly-owned subsidiary of DeepOcean, provides marine trenching, sea floor cable laying and subsea installation services. DeepOcean and CTC Marine operate a well equipped combined fleet of 14 vessels utilizing modern remotely-operated vehicles (“ROVs”) and subsea trenching and protection, survey and cable laying equipment.
     The Company operates internationally through a number of foreign subsidiaries, including DeepOcean AS, through which it manages the subsea services segment, CTC Marine, which manages the subsea trenching and protection segment, and Trico Shipping AS, which owns vessels based primarily in the North Sea. In addition to international operations, domestic subsidiaries include Trico Marine Assets, Inc., which owns the majority of the Company’s towing and supply vessels operating in the Gulf of Mexico and other international regions excluding the North Sea, and Trico Marine Operators, Inc., which operates all vessels in the Gulf of Mexico. The Company’s principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations and telecommunications companies. Due to the acquisition of DeepOcean and CTC Marine, the Company now operates utilizing three operating segments: (i) subsea services; (ii) subsea trenching and protection; and (iii) towing and supply.
     In November 2007, the Company acquired all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”). Active Subsea has three multi-purpose service vessels (“MPSVs”) currently under construction and scheduled for delivery in 2010 and 2011. These vessels are designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities.
     As of December 31, 2009, the Company’s fleet, together with vessels held in joint ventures, consisted of 66 vessels, including seven subsea platform supply vessels (“SPSVs”), nine multi-purpose service vessels (“MSVs”), five large-capacity platform supply vessels (“PSVs”), five large anchor handling towing and supply vessels (“AHTSs”), 30 offshore supply vessels (“OSVs”), three crew boats, five trenching vessels, one multi-purpose platform supply vessel (“MPSV”) and one line handling (utility) vessel. Additionally, the Company has three MPSVs on order for delivery in 2010 from the Active Subsea acquisition.
2. Risks, Uncertainties, and Going Concern
     The Company’s liquidity outlook has changed since December 31, 2008 primarily as a result of rates and utilization in the towing and supply business deteriorating more than anticipated, the further weakening of the U.S. Dollar relative to the Norwegian Kroner during the second quarter which resulted in additional cash payments required to bring its Kroner based credit facility within its contractual credit limit, the weaknesses in the North Sea and the Asia Pacific Region for subsea services which began in the fourth quarter of 2009 and has persisted in the first quarter of 2010 along with certain one-time related issues associated with a longer than expected drydock on a high yielding subsea construction vessel and the cash costs associated with the early termination of a low utilization vessel charter. This has resulted in significantly lower EBITDA than forecasted for both the fourth quarter of 2009 and the first quarter of 2010 and sharply lower levels of liquidity.
     As a result of the events described above, the Company believes that its forecasted cash and available credit capacity are not expected to be sufficient to meet its commitments as they come due over the next twelve months and that it will not be able to remain in compliance with its debt covenants. In order to increase its liquidity to levels sufficient to meet its commitments, the Company is currently pursuing a number of actions including (i) selling additional assets, (ii) accessing cash in certain of its subsidiaries, (iii) minimizing capital expenditures, (iv) obtaining waivers or amendments from its lenders, (v) managing working capital and (vi) improving cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and / or that these transactions can be consummated within the period needed to meet certain obligations. The Company’s interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1 and approximately $8 million of interest due on the 8.125% Debentures on each of May 15 and November 15. Additionally, the terms of the Company’s credit agreements require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds it retains. The Company is currently restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes from incurring additional indebtedness due to its leverage ratio exceeding the limit at which additional indebtedness could be incurred. Additionally, the Company’s ability to refinance any of its existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and the Company’s financial condition. If the Company is unable to complete the above mentioned actions, it will be in default under its credit agreements, which in turn, could potentially constitute an event of default under all of its outstanding debt agreements. If this were to occur, all of its outstanding debt could become callable by its creditors and would be reclassified as a current liability on its balance sheet. The uncertainty associated with the Company’s ability to meet its commitments as they come due or to repay its outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the Company’s ability to meet its obligations as they come due.
     Due to the Company’s expected liquidity position and limitations in the U.S. Revolving Credit Facility, it expects to make the amortization payments of approximately $10 million due on the 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”) on each of August 1, 2010 and November 1, 2010 in common stock. The number of shares issued will be determined by the stock price at the time of each of the amortization payments and may lead to significantly more shares being issued than if the debentures were converted at the stated conversion rate which is equivalent to $14 per share. The Company will need to negotiate a waiver or amendment to its consolidated leverage ratio debt covenant on the $50 million U.S. Revolving Credit Facility that it does not expect to be in compliance with beginning with the quarter ending March 31, 2010. There can be no assurance that the lenders will agree to this amendment / waiver and / or additional amendments/ waivers on acceptable terms and a failure to do so would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities.
     At December 31, 2009, the Company had available cash of $53.0 million. This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2009. As of December 31, 2009, payments due on the Company’s contractual obligations during the next twelve months were approximately $293 million. This includes $53 million of principal payments of debt as of December 31, 2009, $20 million of which can be paid in cash or stock at the Company’s option, $127 million of time charter obligations, $34 million of vessel construction obligations, $70 million of estimated interest expense, and approximately $9 million of other operating expenses such as taxes, operating leases, and pension obligations. The Company expects it will need to complete additional asset sales to have sufficient liquidity to satisfy these obligations. To improve liquidity, it canceled delivery in the second quarter of 2009 of the Deep Cygnus, a large newbuild vessel, thereby terminating its obligation to fund $41.6 million in capital expenditures. It also completed negotiations with Tebma to suspend construction of the remaining four newbuild MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). The Company holds the option to cancel construction by Tebma of the four newbuild MPSVs after July 15, 2010, which would reduce its committed future capital expenditures to approximately $38 million on the three remaining MPSVs, of which it expects to take delivery of by the first and fourth quarters of 2010 and the first quarter of 2011. Due to the expectation that the Company is likely to exercise the termination option for the last four vessels, it incurred a non-cash impairment charge of $116.1 million in the fourth quarter of 2009. This represents the excess of carrying costs over the fair value of the asset upon termination.
     The Company is highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions. While the Company’s current maturities of debt have been reduced significantly as a result of the recent issuance of the Senior Secured Notes to approximately $53 million as of December 31, 2009, the Company’s annual interest expense has increased significantly and the Senior Secured Notes impose new restrictions on the Company. Under the terms of the Senior Secured Notes, the Company’s business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of its non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% and 3% Convertible Debentures, the $50 million U.S. Revolving Credit Facility, and the 6.11% Notes and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of these Senior Secured Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and principal and interest on intercompany debt unless certain financial measures are met. Other than an annual reimbursement of up to $5 million related to the reimbursement of corporate expenses, a one-time $5 million restricted payment basket, and certain carve outs related to the sale of one vessel and the proceeds from refund guarantees associated with four construction vessel contracts that are expected to be cancelled, the Company does not expect Trico Supply to be able to transfer additional funds to Trico Other. The refund guarantees have expiration dates and need to be periodically renewed. $21 million of refund guarantees expire prior to the contractual refund date. To date, the Company has been able to obtain renewals of these refund guarantees. However, there can be no assurance that the current refund guarantees will be renewed by the existing financial institutions or, if not renewed, replacement refund guarantees can be obtained.
     In addition to the previously mentioned actions being taken to increase its liquidity, the ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. Within certain constraints, the Company can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures including stacking certain vessels.
     The Company’s inability to satisfy any of the obligations under its debt agreements would constitute an event of default. Under cross default provisions in several agreements governing its indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of its other debt agreements and under its Master Charter lease agreement. A default, whether by the Company or any of its subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter. These events could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and ability to satisfy obligations under its debt agreements (Also see Note 5).
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Asia Pacific Region, West Africa, Brazil, the Mexican Gulf of Mexico (“Mexico”) and the U.S. Gulf of Mexico (“Gulf of Mexico”). The Company’s international operations for the year ended December 31, 2009 account currently for 99% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s corporate structure, it may not be able to repatriate funds from its Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.
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

     The holders of the Company’s 3% Convertible Debentures due 2027 and the 8.125% Debentures have the right to require the Company to repurchase the debentures upon the occurrence of a “Fundamental Change” in its business. The holders of the Senior Secured Notes have the ability to require the Company to repurchase the Notes at 101% of par value in the event of a Change of Control. See Note 5 for more information.
3. Summary of Significant Accounting Policies
     Consolidation Policy. The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and/or for which the right to participate in significant management decisions is not shared with the other shareholders. At December 31, 2009, the Company consolidated a 49% equity interest in Eastern Marine Services Limited (“EMSL”), a Hong Kong limited liability company that develops and provides international marine support services for the oil and gas industry in China, other countries within Southeast Asia and Australia. Prior to 2008, the Company consolidated a 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”) and effective January 1, 2008 the Company owned 100%. See Note 16 for further discussion. The noncontrolling interests of the above mentioned subsidiaries are included in the Consolidated Balance Sheets and Statements of Operations as “Noncontrolling interest”.
     All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2008 have been adjusted to conform to the current period’s presentation. The Company adopted the following new accounting standards in 2009: noncontrolling interests (which had no effect on net loss or operating cash flows as discussed in Note 16); and changes in accounting for the 3% convertible debt instruments that permit cash settlement upon conversion which did have an effect on the financial statements as discussed in Note 5.
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
     Other subsea services revenue, primarily derived from the hiring of equipment and operators to provide subsea services to its customers, consists primarily of revenue from billings that provide for a specific time for operators, material and equipment charges, which accrue daily and are billed periodically for the delivery of subsea services over a contractual term. Service revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the service has been provided, the fee is fixed or determinable and collection of resulting receivables is reasonably assured.
     In addition, revenue for certain subsea contracts related to trenching of subsea pipelines, flowlines and cables and installation of subsea cables (umbilicals, ISUs, power and telecommunications) and flexible flowlines is recognized based on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract. The revenue is recognized in accordance with the accounting guidance for the performance of contracts for which specifications are provided by the customer for the construction of facilities or the production of goods or for the provision of related services. Cost estimates are reviewed monthly as the work progresses and adjustments proportionate to the percentage-of-completion are reflected in revenue for the period when such estimates are revised. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.
     Cash and Cash Equivalents. All investments with original maturity dates of three months or less are considered to be cash equivalents.

     Restricted Cash. The Company segregates restricted cash due to legal or other restrictions regarding its use. At December 31, 2009 and 2008, the total restricted cash balance of $7.6 million and $3.6 million, respectively, is primarily related to the following:
•	Cash of $3.9 million at December 31, 2009 to secure a letter of credit required by a customer contract.
•	Cash of $2.9 million and $2.7 million at December 31, 2009 and 2008, respectively, under Norwegian statutory rules which requires a subsidiary to segregate cash that will be used to pay tax withholdings in future periods;
•	Cash of $0.8 million and $0.9 million at December 31, 2009 and 2008, respectively, held for guaranteed deposits on certain vessels and as collateral for a surety bond in 2008 only;
     Accounts Receivable. In the normal course of business, the Company extends credit to its customers on a short-term basis, generally 60 days or less. The Company’s principal customers are major integrated oil companies and large independent oil and gas companies as well as foreign government-owned or controlled companies that provide logistics, construction and other services to such oil companies and foreign government organizations. Although credit risks associated with the Company’s customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts as necessary. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that it has identified. At December 31, 2009 and 2008, allowance for doubtful accounts totaled $6.7 million and $2.3 million, respectively.
     The Company is exposed to risks related to the Company’s insurance and reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The Company records the reinsurance recoverable amount when the claim has been communicated to the insurance provider, accepted in writing by the insurance provider as a valid claim and the Company believes it is probable amounts will be received. The Company monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions as necessary for doubtful reinsurance receivables.
     Goodwill and Intangible Assets.
     Goodwill
     The Company’s goodwill represented the purchase price in excess of the net amounts assigned to assets acquired and liabilities assumed by the Company in connection with the May 16, 2008 acquisition of DeepOcean (see Note 4 for further discussion). The Company’s reporting units follow its operating segments under accounting guidance for segments. Goodwill has been recorded related to the acquisition in two reporting units — (i) subsea services and (ii) subsea trenching and protection.
     Accounting guidance for goodwill requires that it be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with accounting guidance for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
     At December 31, 2008, the measurement date, the Company performed the first step of the two-step impairment test proscribed by accounting guidance for goodwill, and compared the fair value of the reporting units to its carrying value. In assessing the fair value of the reporting unit, the Company used a market approach that incorporated the Company Specific Stock Price method and the Guideline Public Company method, each receiving a 50% weighting. Due to current market conditions, the Company concluded that the market approach would be most appropriate in arriving at the fair value of the reporting units. Key assumptions included the Company’s publicly traded stock price, using a 30-day average price of $3.98 per share, an implied control premium of 9%, and a fair value of debt based primarily on the price for the Company’s publicly traded debentures. In step one of the impairment test, the fair value of both the subsea services and subsea trenching and protection reporting units were less than the carrying value of the net assets of the respective reporting units, and thus the Company performed step two of the impairment test.

     In step two of the impairment test, the Company determined the implied fair value of goodwill and compared it to the carrying value of the goodwill for each reporting unit. The Company allocated the fair value of the reporting units to all of the assets and liabilities of the respective units as if the reporting unit had been acquired in a business combination. The Company’s step two analysis resulted in no implied fair value of goodwill for either reporting unit, and therefore, the Company recognized an impairment charge of $169.7 million in the fourth quarter of 2008, representing a write-off of the entire amount of the Company’s previously recorded goodwill. This impairment is based on a combination of factors including the current global economic environment, higher costs of equity and debt capital and the decline in market capitalization of the Company and comparable subsea services companies. The following table provides information relating to the Company’s goodwill (in thousands):

		Subsea
	Subsea	Trenching and
	Services	Protection	Total
Balance at December 31, 2007	$—	$—	$—
Acquisition	181,087	52,965	234,052
Impairment	(130,181)	(39,545)	(169,726)
Foreign currency translation adjustment	(50,906)	(13,420)	(64,326)

Balance at December 31, 2008	$—	$—	$—

     Intangible Assets
     Intangible assets consist primarily of trade names and customer relationships, all of which were acquired in connection with the DeepOcean acquisition in 2008. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending December 31, 2009.
     The Company classified trade names as indefinite lived assets. Under authoritative guidance for goodwill and other intangibles, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2009 and 2008, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. The Company did not recognize an impairment in 2009. During the 2008 assessment, the Company recognized an impairment of $3.1 million on trade name assets which is reflected in the accompanying Statements of Operations under “Impairments and penalties on early termination of contracts”.
     The authoritative guidance requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairments in accordance with accounting guidance for long lived assets. The following table provides information relating to the Company’s intangible assets as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009				As of December 31, 2008
			Foreign				Foreign
	Gross Carrying	Accumulated	Currency Translation		Gross Carrying	Accumulated	Currency Translation
	Amount	Amortization	Adjustment	Total	Amount	Amortization	Adjustment	Total
Amortized intangible assets:
Customer relationships	$118,057	$(12,454)	$(20,386)	$85,217	$118,057	$(5,040)	$(32,459)	$80,558
Backlog	2,991	(2,526)	(465)	—	2,991	(2,526)	(465)	—

Total	$121,048	$(14,980)	$(20,851)	$85,217	$121,048	$(7,566)	$(32,924)	$80,558

			Foreign				Foreign
	Gross Carrying		Currency Translation		Gross Carrying		Currency Translation
	Amount	Impairment	Adjustment	Total	Amount	Impairment	Adjustment	Total
Unamortized intangible assets:
Trade name	$40,881	$(3,114)	$(6,513)	$31,254	$40,881	$(3,114)	$(11,342)	$26,425

Total	$40,881	$(3,114)	$(6,513)	$31,254	$40,881	$(3,114)	$(11,342)	$26,425

     The intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives of 11 to 13 years for the customer relationships. Amortization expense was $7.4 million and $7.6 million for the years ended December 31, 2009 and 2008, respectively, and the estimated amortization expense for each of the next five years beginning 2010 is $8.0 million per year.
     The Company assessed the fair values of its customer relationships in accordance with accounting guidance for long lived assets and concluded there was no impairment as of December 31, 2009 or 2008.
     Accounting for Long-Lived Assets. Long-lived assets are recorded at the original cost and reduced by the amount of depreciation and impairments, if any. In addition to the original cost of the asset, the recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values.
     Depreciation for equipment commences once the asset is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable lives and salvage values are determined through economic analysis, reviewing existing fleet plans and comparison to similar vessels. Depreciation for financial statement purposes is provided on the straight-line method depending on the type of vessel. Residual values are estimated based on our historical experience with regards to the sale of both vessels and spare parts and are established in conjunction with the estimated useful lives of the vessel. Marine vessels are depreciated over useful lives ranging from 15 to 35 years from the date of original acquisition, based on historical experience for the particular vessel type. Major modifications, which extend the useful life of marine vessels, are capitalized and amortized over the adjusted remaining useful life of the vessel. Transportation and other equipment are depreciated over a useful life of five to 15 years. Depreciation expense was $69.6 million, $53.9 million and $24.4 million for the years ended December 31, 2009, 2008 and 2007.
     When management decides to sell an asset, the Company ceases to depreciate the asset and reclassifies the asset as “Assets Held for Sale”.
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
     Interest is capitalized in connection with the construction or major modification of vessels. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life, once it is placed into operation. The Company capitalized interest of $18.5 million and $18.8 million at December 31, 2009 and 2008, respectively.
     Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by accounting guidance for long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
     In 2009, 2008, and 2007, the Company also assessed the current fair values of its significant assets including marine vessels and other marine equipment. If market conditions were to decline in market areas in which the Company operates, it could require the Company to evaluate the recoverability of its long-lived assets in future periods, which may result in write-offs or write-downs on its vessels that may be material individually or in the aggregate. In 2009, since the Company completed negotiations with Tebma which provides it the option to cancel the final four (the Trico Surge, the Trico Sovereign, Trico Seeker, and Trico Searcher) of the seven vessels currently under construction and it expects that it is likely to exercise the termination option for the last four vessels, it incurred a non-cash impairment charge of $116.1 million which represents the excess of carrying costs over the fair value of the asset upon termination. No impairment existed at December 31, 2008. The Company recognized a $0.1 million impairment for the year ended December 31, 2007 on its vessels.
     Marine Vessel Spare Parts. Marine vessel spare parts are stated at the lower of average cost or market and are included in “Other assets” in the Consolidated Balance Sheet.
     Marine Inspection Costs. Marine inspection costs are expensed in the period incurred. Non-regulatory drydocking expenditures are either capitalized as major modifications or expensed, depending on the work being performed. Total marine inspection and drydocking cost totaled $6.4 million, $17.6 million and $16.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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
     On January 1, 2007, the Company adopted the provisions of “Accounting for Uncertainty in Income Taxes”. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Direct Operating Expenses. Direct operating expenses (or direct operating costs) principally include crew costs, marine inspection costs, insurance, repairs and maintenance, supplies and casualty losses. Direct operating costs are charged to expense as incurred. Direct operating costs are reduced by the amount of partial reimbursements of labor costs received from the Norwegian government. The labor reimbursements totaled $5.7 million, $7.8 million and $7.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Foreign Currency Translation. The functional currency for the majority of the Company’s international operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S. Dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Equity as a separate component of “Accumulated other comprehensive income (loss)” in the current period. The functional currency of certain foreign locations is the U.S. Dollar, which includes Mexico and certain Norwegian subsidiaries. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S Dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Operations in “Foreign Currency Exchange Gain (Loss)” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign currency receivables or payables, are also included in “Foreign Currency Exchange Gain (Loss)”.
     Stock-based Compensation. The Company accounts for stock-based employee compensation plans using the fair-value based method of accounting in accordance with the accounting guidance as it relates to Share Based Payments (Revised 2004). The Company’s results of operations reflect compensation expense for all employee stock-based compensation, which is included in “General and Administrative”.
     Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of currency translation adjustments in foreign subsidiaries and unrecognized pension gain (loss). The balance at December 31, 2009 primarily reflects currency translation related to translating Norwegian Kroner books into the U.S. Dollar, the Company’s reporting currency.
     Recent Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirements for fair value measurements. The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis. The update also clarifies that entities must provide (i) fair value measurement disclosures for each class of assets and liabilities and (ii) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, the update is effective for interim and annual periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for interim and annual periods beginning after December 15, 2010. The Company does not expect that its adoption will have a material effect on the disclosures contained in its notes to the consolidated financial statements.

     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on the Company’s financial position, results of operations or liquidity.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”), removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The impact of adopting the new accounting guidance as of January 1, 2010 is expected to result in the deconsolidation of EMSL which has total assets of $39.4 million, equity of $28.6 million, revenues of $25.0 million and net income of $1.0 million in 2009.
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
     In May 2009, the FASB issued an amendment to the accounting and disclosure requirements to re-map the auditing guidance on subsequent events to the accounting standards with some terminology changes. The amendment also requires additional disclosures which includes the date through which the entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. The amendment is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. In February 2010, the FASB amended the guidance on subsequent events to remove the requirement for SEC filers which alleviates potential conflicts with current SEC guidance. The prior guidance will still be in effect for revised financial statements that are issued due to (i) a correction of an error or (ii) retrospective application of U.S. generally accepted accounting principles. The Company has adopted the updated standard as of December 31, 2009 with no material effect on its financial statements.
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
     In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The guidance is effective for periods ending after June 15, 2009. The Company has adopted the standard for those assets and liabilities as of June 30, 2009 with no material impact on its financial statements. See Note 8 “Fair Value Measurements”.
     On May 9, 2008, the FASB issued new authoritative guidance that changed the accounting and required further disclosures for convertible debt instruments that permit cash settlement upon conversion. This guidance was applied to the Company’s 3% Debentures. Effective January 1, 2009, the Company adopted the provisions of this new accounting guidance and applied it, on a retrospective basis, to its consolidated financial statements. The accounting guidance required the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The Company determined the carrying amount of the senior convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability was recorded as additional paid-in capital. Effectively, the convertible debt was recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) is accreted to interest expense over the expected life of the senior convertible notes. Interest expense is recorded for the coupon interest payments on the senior convertible notes as well as the accretion of the discount. The adoption did not have an impact on the Company’s cash flows. See Note 5, “Debt”.
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
     In December 2007, the FASB issued a newly issued accounting standard for its noncontrolling interests. The accounting guidance states that accounting and reporting for noncontrolling interests (previously referred to as minority interests) will be recharacterized as noncontrolling interests and classified as a component of equity. The newly issued accounting standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The provisions of the standard were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s consolidated financial statements contained herein.
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
     The Company, through its subsidiary, Trico Shipping AS (“Trico Shipping”), acquired all of the outstanding common stock of DeepOcean for Norwegian Kroner (NOK) 32 per share. Trico Shipping acquired the DeepOcean shares as follows:
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
     Subsequent to May 16, 2008, Trico Shipping purchased an additional 2,700,000 DeepOcean shares in the open market at a price of NOK 32 per share (approximately $17.2 million), representing approximately 2.5% of the fully diluted capital stock of DeepOcean. As a result of the transactions described above, and in accordance with the Norwegian Securities Trading Act, on May 30, 2008 Trico Shipping initiated a mandatory cash offer for all the remaining DeepOcean shares it did not own. The aggregate value of the mandatory offer price was NOK 32 per share, including a previously announced NOK 0.50 per share dividend amount. On June 13, 2008, Trico Shipping acquired an aggregate of 39,270,000 DeepOcean shares, consisting of all the shares owned by DOF ASA (DOF), a significant DeepOcean shareholder, as well as an additional 4,050,000 shares purchased in the open market for NOK 32 per share (approximately $246.7 million). These acquisitions represented approximately 36.3% of DeepOcean’s fully diluted shares of capital stock, with the DOF shares representing approximately 32.6% of the fully diluted capital stock of DeepOcean. Following these transactions the Company owned 90.4% of DeepOcean’s fully diluted capital stock. The mandatory cash offer period ended on June 30, 2008, at which time the Company’s ownership of DeepOcean’s fully diluted capital stock increased to 99.7%. On August 29, 2008, DeepOcean delisted from the Oslo Bors exchange. The Company acquired the remaining 284,965 shares of DeepOcean outstanding at a purchase price of 32 NOK per share.
     The acquisition has been accounted for by using the purchase method of accounting. To fund the acquisition, the Company used a combination of its available cash, borrowings under its existing, new and/or amended revolving credit facilities (Note 5), the proceeds from the issuance of $300 million of 6.5% Convertible Debentures (Note 5) and the issuance of the Company’s equity instruments in the form of phantom stock units (Note 7).
     Below is a summary of the acquisition costs (in thousands):

Cash consideration	$633,505	(1)
Issuance of phantom stock units	55,588
Acquisition-related costs	9,914

	$699,007

(1)	U.S. Dollar investment reflects the conversion of NOK amounts funded using the applicable foreign exchange rates in effect on the dates of funding. The total investment in DeepOcean shares was NOK 3,460,706,976 ($690.1 million) including net cash acquired of NOK 695,000,000 ($137.3 million) on May 16, 2008.
     In accordance with the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition dates. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount and growth rates. The excess of purchase price over the estimated fair value of the net assets acquired at the date of acquisition was recorded as goodwill.
     The operations of DeepOcean are reflected in the Company’s subsea services segment and the operations of CTC Marine are reflected in the Company’s subsea trenching and protection segment.
     Below is a summary of the allocation of the purchase price (in thousands):

Cash and cash equivalents	$137,320
Property and equipment	435,787	(1)
Goodwill	234,053	(2)
Indefinite-lived intangible assets	40,881
Amortizable intangible assets and other	135,959	(3)
Net working capital deficit, excluding acquired cash	(25,006	) (4)
Long-term debt assumed	(222,230)
Deferred income tax	(35,786)
Other long-term liabilities	(1,971	) (5)

Total	$699,007

(1)	Reflects the estimated fair value of the tangible assets of DeepOcean and CTC Marine. The subsea equipment acquired from DeepOcean and CTC Marine has estimated depreciable lives ranging from two to 15 years. The marine vessels acquired have estimated useful lives approximating 20 to 25 years.

(2)	Goodwill recorded in the subsea services and subsea trenching and protection segments was $181.1 million and $52.9 million, respectively. See Note 3 for discussion of impairment.

(3)	Primarily reflects value associated with the customer relationships of DeepOcean and CTC Marine. Accumulated amortization related to the intangible assets for the period from May 16, 2008 to December 31, 2008 totaled $7.6 million. The estimated useful lives of the customer relationships ranges from 11 to 13 years and is being amortized using the straight-line method. See Note 3 for discussion of impairment.

(4)	Includes $59.5 million of short-term and current maturities of debt assumed in the acquisition.

(5)	Primarily includes pension liabilities. The Norwegian companies of DeepOcean are required to maintain occupational pension plans.
Active Subsea
     On November 23, 2007, the Company acquired all of the outstanding equity interests of Active Subsea ASA, a Norwegian public limited liability company (“Active Subsea”), for approximately $247.6 million, and changed its name to Trico Subsea. The Company used available cash to fund this acquisition. Active Subsea originally had eight MPSVs that were under construction. Due to the expectation that the Company is likely to exercise the termination option for the last four vessels, it incurred a non-cash impairment charge of $116.1 million in the fourth quarter of 2009. This represents the excess of carrying costs over the fair value of the asset upon termination. The remaining three vessels that are currently under construction are scheduled for delivery in 2010 and 2011. The vessels were designed to support subsea services, including performing inspection, maintenance and repair work using ROVs, dive and seismic support and light construction activities. The Company assumed Active Subsea’s construction commitments for these vessels in the acquisition. The acquisition included long-term contracts for three of these MPSVs with contract periods ranging from two to four years. Two of these contracts also provide for multi-year extensions. At the time, this acquisition more than doubled the number of vessels in the Company’s fleet with subsea capabilities and allowed the Company to further leverage its global footprint and broaden its customer base to include subsea services and subsea construction companies.
     The following table summarizes the allocation of the purchase price (in thousands):

Cost of the acquisition:
Cash paid for acquisition from available cash	$243,000
Cash paid for other acquisition costs	4,000
Assumed liabilities	648

$247,648

Allocation of the purchase price:
Working capital	$27,215
Construction in progress	220,433

$247,648

     Pro forma Information
     The following unaudited pro forma information assumes that the Company acquired DeepOcean and CTC Marine effective January 1, 2008 and January 1, 2007. The pro forma information also assumes that the Company acquired Active Subsea January 1, 2007 (in thousands, except per share data).

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	Historical	Pro Forma	Historical	Pro Forma
Revenues	$556,131	$703,561	$256,108	$586,657
Operating income (loss) (1)	(127,545)	(158,268)	66,630	49,485
Income (loss) before income taxes and noncontrolling interest in consolidated subsidiary (2)	(93,442)	(149,646)	69,548	(14,764)
Net income (loss)	$(113,655)	$(161,994)	$60,172	$(8,509)

Diluted net income (loss) per share of common stock	$(7.71)	$(10.99)	$3.98	$(0.58)

Diluted weighted average shares outstanding	14,744	14,744	15,137	14,558

(1)	Pro forma amounts for the year ended December 31, 2008 include the effect of non-recurring transactions that occurred at DeepOcean prior to its acquisition by the Company. These charges include a $17.9 million estimated loss on a contract for services in Brazil that resulted following a delay in delivery of a vessel to perform the contracted work.

(2)	Pro forma amounts include acquisition-related debt costs ($16.3 million for both of the years ended December 31, 2008 and 2007, respectively), including the amortization of debt discount on the 6.5% Debentures (Note 5). The Company determined that approximately 50% of its acquisition related interest expense would be capitalized in the 2008 pro forma periods.
     At December 31, 2008, the purchase price and purchase price allocation were finalized.
5. Debt
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at December 31, 2009. The Company’s debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
	Current	Long-Term	Total		Current	Long-Term	Total
Outstanding debt:
Obligations of Parent Company (Trico Other) (5)
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in December 2011	$11,347	$—	$11,347	(2), (3)	$10,000	$36,460	$46,460	(2), (3)
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $12.3 million as of December 31, 2009, interest payable semi-annually in arrears, maturing on February 1, 2013	19,774	170,696	190,470		—	—	—
$150.0 million face amount, 3% Senior Convertible Debentures (4), net of unamortized discount of $30.0 million and $35.9 million as of December 31, 2009 and December 31, 2008, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	119,992	119,992	(4)	—	114,150	114,150	(4)
Insurance note	119	—	119		—	—	—

Subtotal	31,240	290,688	321,928		10,000	150,610	160,610
Obligations of Trico Supply and Subsidiaries
$400.0 million face amount, 11.875% Senior Secured Notes, net of unamortized discount of $14.1 million as of December 31, 2009, interest payable semi-annually in arrears, maturing on November 1, 2014	—	385,925	385,925		—	—	—
$33 million Working Capital Facility, maturing December 2011 (1)	20,000	—	20,000		—	—	—
Motor vehicle leases	87	47	134		243	—	243

Subtotal	20,087	385,972	406,059		243	—	243
Obligations of Non-Guarantor Subsidiaries
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	4,399	5,657		1,258	5,657	6,915
Fresh-start debt premium	—	253	253		—	312	312

Subtotal	1,258	4,652	5,910		1,258	5,969	7,227

Total outstanding debt	52,585	681,312	733,897		11,501	156,579	168,080

Debt paid and refinanced:
Obligations of Parent Company (Trico Other) (5)
$278.0 million face amount, 6.5% Senior Convertible Debentures, net of unamortized discount of $45.0 million as of December 31, 2008, interest payable semi-annually in arrears, exchanged in May 2009	—	—	—		—	232,998	232,998
Obligations of Trico Supply and Subsidiaries
NOK 350 million Revolving Credit Facility, maturing January 1, 2010	—	—	—		3,600	57,931	61,531
NOK 230 million Revolving Credit Facility, maturing January 1, 2010	—	—	—		2,294	18,939	21,233
NOK 150 million Additional Term Loan, maturing January 1, 2010	—	—	—		3,644	6,754	10,398
NOK 200 million Overdraft Facility, maturing January 1, 2010	—	—	—		—	3,207	3,207
23.3 million Euro Revolving Credit Facility, maturing March 31, 2010	—	—	—		—	19,717	19,717
NOK 260 million Short Term Credit Facility, interest at 9.9%, maturing on February 1, 2009	—	—	—		11,631	—	11,631
$200 million Revolving Credit Facility, maturing in May 2013	—	—	—		30,563	130,000	160,563
$100 million Revolving Credit Facility, maturing no later than December 2017	—	—	—		—	15,000	15,000
$18 million Revolving Credit Facility, maturing December 5, 2011	—	—	—		2,000	14,000	16,000
8 million Sterling Overdraft Facility, due on demand	—	—	—		9,812	—	9,812
24.2 million Sterling Asset Financing Revolving Credit Facility, maturing no later than December 13, 2014	—	—	—		3,238	14,048	17,286
Finance lease obligations assumed in the acquisition of DeepOcean, maturing from October 2009 to November 2015	—	—	—		2,225	11,947	14,172
Other debt assumed in the acquisition of DeepOcean	—	—	—		2,474	5,978	8,452

Total debt paid and refinanced	—	—	—		71,481	530,519	602,000

Total debt	$52,585	$681,312	$733,897		$82,982	$687,098	$770,080

(1)	Interest on such credit facilities is at the London inter-bank offered rate (LIBOR) plus 5.00%. There is an additional utilization fee of 3.00% per annum for each day the amount drawn, including amounts related to letters of credit, exceeds 50% of the total amount available. The three month LIBOR rate was 0.3% and 1.8% for the periods ending December 31, 2009 and December 31, 2008, respectively.

(2)	The Company was not in compliance with its net worth ratio covenant as of December 31, 2008 and received an amendment retroactive to December 31, 2008. The amendment changed the calculation of the net worth ratio both retroactively and prospectively to permanently exclude impairment of goodwill and non-amortizing intangible assets from the net worth ratio. In December 2009, the Company entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels. The Company was in compliance with this covenant as of December 31, 2009.

(3)	The Company was in compliance with its maximum consolidated leverage ratio covenant as of December 31, 2008, March 31, 2009 and June 30, 2009. In August 2009, the Company entered into an amendment whereby the maximum consolidated leverage was increased from 4.5:1 to 5.0:1 for the fiscal quarter ended September 30, 2009. The Company was not in compliance with this consolidated leverage ratio covenant at September 30, 2009 due to the negative impact on calculated EBITDA of the increase in value of the embedded derivative associated with the 8.125% Debentures which was primarily the result of an increase in the Company’s stock price. The Company received an amendment retroactive to September 30, 2009 that amended the calculation retroactively and prospectively to exclude the effects of the change in the value of this embedded derivative. With this amendment, the Company was in compliance with this covenant as of

September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter. In December 2009, the Company entered into an amendment to increase the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to $15 million with the reduced availability being restored when the Company is below the consolidated ratio levels that were in effect prior to this amendment. The Company was in compliance with this covenant as of December 31, 2009.

(4)	Holders of the Company’s 3% Debentures have the right to require the Company to repurchase the debentures at par on each of January 15, 2014, January 15, 2017 and January 15, 2022.

(5)	Trico Marine Services, Inc. is a guarantor of the Senior Secured Notes and the $33 million Trico Shipping Working Capital Facility. This guarantee is subordinated to any obligations under the $50 million U.S. Revolving Credit Facility.
     Maturities of debt during the next five years and thereafter based on debt amounts outstanding as of December 31, 2009 are as follows (in thousands):

	Parent Company		Trico Supply	Non-Guarantor
	(Trico Other)		and Subsidiaries	Subsidiaries	Total
Due in one year	$31,240		$20,087	$1,258	$52,585
Due in two years	33,952		36	1,258	35,246
Due in three years	67,534		11	1,258	68,803
Due in four years	81,551		—	1,258	82,809
Due in five years	—		400,000	625	400,625
Due in over five years	150,000	(1)	—	—	150,000	(1)

	364,277		420,134	5,657	790,068
Fresh-start debt premium	253		—	—	253
Unamortized discounts on 8.125% and 3.0% Debentures	(42,349)		(14,075)	—	(56,424)

Total debt	$322,181		$406,059	$5,657	$733,897

(1)	Includes the $150.0 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.
Outstanding Debt:
Obligations of Parent Company (Trico Other):
     $50 million U.S. Revolving Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. A voluntary prepayment of $15 million was made on January 14, 2009 which permanently reduced the commitment to $35 million. In October 2009, $10 million of the proceeds from the sale of the Northern Challenger were used to permanently reduce the commitment under the facility to $25 million. The remaining commitment is reduced by $0.5 million on July 1, 2010 and by $3.5 million for each quarter beginning September 1, 2010 with the debt having a final maturity on December 31, 2011. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0% paid quarterly in arrears if the facility is more than 50% drawn.
     In August 2009 the Company received an amendment to the U.S. Credit Facility whereby the maximum consolidated leverage ratio, net debt to EBITDA, was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were subsequently amended in October 2009 to increase the consolidated leverage ratio to 8:50:1 for each of the fiscal quarters ending between December 31, 2009 and September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

     In October of 2009, the definition of EBITDA used to calculate the Consolidated Leverage Ratio was amended to exclude any gains or losses related to the embedded derivative associated with the Company’s 8.125% Senior Convertible Debentures. The change to this definition was made retroactive to September 30, 2009. Additionally in October 2009, the facility was amended to change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and added a collateral coverage requirement. The amendment also added certain limitations on our ability to pay amortization payments in cash on the 8.125% Senior Convertible Debentures, the first payment of which is due August 1, 2010 such that the company cannot pay the amortizations in cash unless the amount of Free Liquidity (which includes any amounts available under this facility) after giving effect to the payment was at least $25 million prior to the amortization payment.
     In December 2009, the Company entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels. This amendment also increased the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to $15 million with the reduced availability being restored when the Company is below the consolidated ratio levels that were in effect prior to this amendment.
     The Company was in compliance with all covenants as of December 31, 2009. Due to the recent amendments and the expectation that the Company, absent a waiver or amendment, does not expect to be in compliance with the consolidated leverage ratio at March 31, 2010, the full amount outstanding is classified as current as of December 31, 2009.
     On January 15, 2010, the U.S. Credit Facility was amended to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant. In March 2010, the Company received waivers related to the requirement that an unqualified auditors’ opinion without an explanatory paragraph in relation to going concern accompany its annual financial statements. Separate waivers were received for each of the U.S. Credit Facility and the Trico Shipping Working Capital Facility. The Company also amended the Trico Shipping Working Capital Facility to provide that the aggregate amount of loans thereunder shall not exceed $26.0 million at any time during the fiscal quarter ending March 31, 2010.
     The availability under the facility can also be used for the issuance of up to $5 million in letters of credit. As of December 31, 2009, the Company had outstanding letters of credit under the U.S. Credit Facility totaling $3.5 million with various expiration dates through December 2010 for (i) securing certain payment under vessel operating leases and for (ii) payment of certain taxes in Trinidad and Tobago. The amount available under the facility at December 31, 2009 was less than $0.2 million.
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
     8.125% Convertible Debentures. On May 11, 2009, the Company entered into exchange agreements (the “Exchange Agreements”) with existing holders of its 6.5% Senior Convertible Debentures due 2028 (the “6.5% Debentures”) party thereto as investors (the “Investors”). In accordance with the exchange (the “Exchange”) contemplated by the Exchange Agreements, on May 14, 2009 the Company exchanged $253.5 million in aggregate principal amount of its 6.5% Debentures (representing all of the outstanding 6.5% Debentures) for, in the aggregate, approximately $12.7 million in cash, 3,042,180 shares of the Company’s common stock (or warrants exercisable for $0.01 per share in lieu thereof) and $202.8 million in aggregate principal amount of the Company’s new secured 8.125% Convertible Debentures due 2013 (the “8.125% Debentures”).
     This Exchange is accounted for under modification accounting which requires the Company to defer and amortize any change in value exchanged. The amount deferred was approximately $10 million and is reflected as a discount to the 8.125% Debentures, which will be amortized under the effective interest method over the life of the 8.125% Debentures. This discount represents the fair value of the warrants and common shares of stock that were tendered in the Exchange. The warrants issued in the Exchange are required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. As of December 31, 2009, all of the warrants were exercised and no liability is recorded. Additionally, the debt issue costs previously recorded for the 6.5% Debentures continue to be amortized over the life of the 8.125% Debentures and any new debt issue costs were expensed as incurred. Debt issue costs of $6.2 million were expensed during 2009 and are reflected in the Statements of Operations as “Refinancing costs”.
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
     The Company pays interest on the unpaid principal amount of the 8.125% Debentures at a rate of 8.125 percent per annum. The Company will pay interest semiannually on May 15 and November 15 of each year commencing on November 15, 2009. Interest on the 8.125% Debentures will accrue from the most recent date to which interest has been paid. This interest can only be paid in cash.
Payment Options:
     The Debentures are subject to quarterly principal amortizing payments beginning August 1, 2010 of 5% of the aggregate principal amount per quarter, increasing to 14% of the aggregate principal amount per quarter beginning February 1, 2012 until the final payment on February 1, 2013 (the “Maturity Date”). The Company has the right to elect at each payment date whether to pay principal installments in common stock, subject to certain limitations, or cash. If paid in stock, the number of shares to be issued is calculated by dividing the principal installment amount then due by a price equal to 95% of the value weighted average price of the stock for the ten trading days ending on the fifth trading date prior to the payment due date. Separate from and prior to the Company’s election, a majority of the holders of the 8.125% Debentures can elect to have the payment of all or any portion of an installment of principal deferred until the Maturity Date. The 8.125% Debentures are also subject to mandatory prepayments, applied on a pro-rata basis, related to net cash proceeds of asset sales.
Investor Options to Convert, Redeem or Repurchase:
     The holders of the 8.125% Debentures have the option at any time to convert the debentures into the requisite number of shares of common stock. Holders who convert after May 1, 2011 are entitled to receive, in addition to the shares due upon conversion, a cash payment equal to the present value of remaining interest payments until final maturity. Holders of the 8.125% Debentures are entitled to require the Company to repurchase the debentures at par plus accrued interest in the event of certain fundamental change transactions.
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
Company’s Ability to Repurchase or Redeem:
     The Company has the option to redeem the 8.125% Debentures at par plus accrued interest on or after May 1, 2011, if the trading price of the common stock exceeds 135% of the conversion price (currently $14.00 per share), subject to adjustment, for 20 consecutive tracking days.
     The conversion feature associated with the debentures is considered an embedded derivative as defined in the derivative instrument and hedging activities authoritative guidance. Under this guidance, the Company is required to bifurcate the conversion option as its fair value is not “clearly and closely” related to the debt host as the make-whole interest is based on the treasury bond rate. This embedded derivative is recorded at fair value on the date of issuance. The estimated fair value of the derivative on the date of issuance was $4.7 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 8.125% Debentures. The derivative liability must be marked-to-market each reporting period with changes to its fair value recorded in the consolidated statements of operations as other income (expense) and the discount being accreted through an additional non-cash charge to interest expense over the term of the debt. See Note 8 for further discussion on the derivative liability.
     The Indenture restricts the Company’s ability and the ability of its subsidiaries to, among other things: (i) incur additional debt, (ii) incur additional liens; (iii) make certain transfers of interests in any ownership interest in Trico Marine Assets, Inc. and Trico Marine Operators, Inc; and (iv) make certain asset sales.
     The Indenture provides that each of the following is an event of default (“Event of Default”): (i) default for 30 days in the payment when due of interest on the 8.125% Debentures; (ii) default in the payment when due of the principal of the 8.125% Debentures; (iii) failure to deliver when due cash, shares of common stock or any interest make-whole payment upon conversion of the 8.125% Debentures and the failure continues for five calendar days; (iv) failure to provide notice of the anticipated effective date or actual effective date of a fundamental change on a timely basis as required by the Indenture; (v) failure to comply with certain agreements contained in the Indenture, the 8.125% Debentures or any Security Document (as defined in the Indenture) and such failure continues for 60 calendar days after notice (or 30 calendar days in the case of the covenant relating to indebtedness); (vi) indebtedness for borrowed money of the Company or any significant subsidiary is not paid within any applicable grace period after final maturity or the acceleration of any such indebtedness by the holders thereof because of a default and the total principal amount of such indebtedness unpaid or accelerated exceeds $30 million or its foreign currency equivalent at the time and such failure continues for 30 calendar days after notice; (vii) certain events of bankruptcy or insolvency described in the Indenture with respect to the Company or any significant subsidiary and (viii) any Security Document (other than the Intercreditor Agreement) fails to create or maintain a valid perfected second lien in favor of the Trustee for the benefit of the holders of the 8.125% Debentures on the collateral purported to be covered thereby, with certain exclusions. In the case of an Event of Default arising from certain events of bankruptcy or insolvency with respect to the Company or a Guarantor (as defined in the Indenture) all outstanding 8.125% Debentures will become due and payable immediately without further action or notice. If any other Event of Default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the then outstanding 8.125% Debentures may declare all of the 8.125% Debentures to be due and payable immediately.

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
     The following table outlines the conversion options related to the 8.125% Senior Convertible Debentures due 2013:

Conversion Type	Criteria	Price	Settlement
Optional Redemption by Company	Anytime after 5/1/11 if stock price is at least 135% of conversion price (currently $14.00) for 20 consecutive trading days	100% of principal amount	Cash Only

Redemption at the Option of Holders Upon Fundamental Change	Occurrence of Fundamental Change	100% of principal amount	Cash Only

Holder Right to Convert	At any time	Per each $1,000 in principal, the number of shares equal to $1,000 divided by the conversion price plus Interest Make Whole if converted after 5/1/11	Principal amount settled in shares, Interest Make Whole, if applicable, settled in cash
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
     The 3% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. If converted, holders will receive cash up to the principal amount, and, if applicable, excess conversion value will be delivered in common shares up to a maximum of 19.7571 shares for each $1,000 in principal amount held. Holders may convert their 3% Debentures at their option at any time prior to the close of business on the business day immediately preceding the maturity date only under the following circumstances: (i) prior to January 15, 2025, on any date during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to $54.30 (subject to adjustment) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (ii) during the five business-day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of 3% Debentures for each trading day in the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day; (iii) if the 3% Debentures have been called for redemption; or (iv) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3% Debentures (the “Indenture”). Holders may also convert their 3% Debentures at their option at any time beginning on January 15, 2025, and ending at the close of business on the business day immediately preceding the maturity date. The conversion rate will be subject to adjustments in certain circumstances. In addition, following certain corporate transactions that also constitute a fundamental change, we will increase the conversion rate for a holder who elects to convert its 3% Debentures in connection with such corporate transactions in certain circumstances. None of these conditions have been met at December 31, 2009.
Payment Options:
     Upon voluntary conversion by the holders of the Company’s 3% Senior Convertible Debentures, the Company will satisfy its conversion obligation in cash up to the principal amount of the 3% Debentures to be converted, with any remaining amount to be satisfied in shares of its common stock. If the holders put the 3% Debentures to the Company on the requisite put dates or upon a “fundamental change of control”, these amounts are paid in cash. The Company may redeem the 3% Debentures beginning January 15, 2012 for a price equal to the redemption price. This amount is payable in cash. In this circumstance, the holders have the ability to convert prior to the redemption date and receive a combination of cash and common stock if the common stock price is greater than the conversion price.
Investor Options to Convert, Redeem, or Repurchase:
     The provisions in the 3% Debentures include a put right of the holder at January 15, 2014, January 15, 2017, and January 15, 2022. This provision provides the holder the opportunity at various points (approximately years 7, 10, and 15) to receive back the principal amount of the Debentures. There is also a “fundamental change of control” put.
Company’s Ability to Repurchase or Redeem Notes:
     In the 3% Debentures, the Company has the right to redeem the 3% Debentures for a slight premium to par beginning in January of 2012 (approximately five years after issue). This premium amount declines to zero in January of 2014. Additionally, the Company has the right to redeem the 3% Debentures if they trade at 125% of the then relevant conversion price for a minimum period of time.
     The conversion feature associated with these debentures has not been accounted for as a separate derivative instrument under accounting guidance for derivative instruments and hedging activities as the conversion option can only be settled in the Company’s stock and therefore is not required to be separately accounted for as a derivative.
Impact of Change in Accounting:
     Effective January 1, 2009, the 3% Debentures were subject to new authoritative guidance that changed the accounting and required further disclosures for convertible debt instruments that permit cash settlement upon conversion. The new guidance required retrospective application to all periods as a result of a change in accounting principle. This adoption did not impact the Company’s cash flows. The new guidance required the Company to separately account for the liability and equity components of its senior convertible notes in a manner intended to reflect its nonconvertible debt borrowing rate. The discount on the liability component of the 3% Debentures will be amortized until the first quarter of 2014.
     The information below reflects the impact of adopting the new authoritative guidance for the twelve months ended December 31, 2009 (in thousands, except per share data).

Twelve Months Ended
December 31, 2009
Net incremental non-cash interest expense	$5,629
Less: tax effect	(2,025)

Net incremental non-cash interest expense, net of tax	$3,604

Net decrease to earnings per common share:
Basic	$0.19

Diluted	$0.19

     The impact of adopting the new guidance for the period ending December 31, 2009 resulted in a $0.4 million increase in assets of which capitalized interest increased $1.3 million and capitalized debt issuance costs decreased $0.9 million, a $30 million decrease in long-term debt and a net increase in total equity of $30.4 million ($39.2 million increase in additional paid in capital net of $8.8 million decrease in retained earnings) due to the increase in interest expense.
     The tables below reflect the Company’s retrospective adoption of the effect of the accounting principle change related to the Company’s convertible notes. These selected financial captions summarize the adjustments for the consolidated balance sheets as of December 31, 2008 (in thousands):

	At December 31, 2008
	As Previously
	Reported	Adjustment	As Adjusted
ASSETS
Construction-in-progress	$258,826	$1,243	$260,069
Other assets	25,720	(1,083)	24,637
Total assets	1,202,576	160	1,202,736

LIABILITIES AND EQUITY
Long-term debt	$722,948	$(35,850)	$687,098
Total liabilities	1,037,706	(35,850)	1,001,856
Additional paid-in capital	275,433	41,261	316,694
Retained earnings	30,448	(5,251)	25,197
Total Trico Marine Services, Inc. equity	142,984	36,010	178,994
Total liabilities and equity	1,202,576	160	1,202,736
     The tables below reflect the Company’s retrospective adoption of the effect of the accounting principle change related to the Company’s convertible notes. These selected financial captions summarize the adjustments for the consolidated statements of income as of December 31, 2008 and 2007, respectively (in thousands, except per share data).

	Twelve Months Ended December 31, 2008
	As Previously
	Reported	Adjustment	As Adjusted
Interest expense, net of amounts capitalized	$(31,943)	$(3,893)	$(35,836)
Income tax expense	14,823	(1,401)	13,422
Net loss attributable to Trico Marine Services, Inc.	(111,163)	(2,492)	(113,655)
Earnings (loss) per common share:
Basic	$(7.54)	$(0.17)	$(7.71)
Diluted	(7.54)	(0.17)	(7.71)
Weighted average shares outstanding:
Basic	14,744	14,744	14,744
Diluted	14,744	14,744	14,744

	Twelve Months Ended December 31, 2007
	As Previously
	Reported	Adjustment	As Adjusted
Interest expense, net of amounts capitalized	$(3,258)	$(4,310)	$(7,568)
Income tax expense	13,359	(1,551)	11,808
Net income (loss) attributable to Trico Marine Services, Inc.	62,931	(2,759)	60,172
Earnings (loss) per common share:
Basic	$4.32	$(0.19)	$4.13
Diluted	4.16	(0.18)	3.98
Weighted average shares outstanding:
Basic	14,558	14,558	14,558
Diluted	15,137	15,137	15,137
     The amount of interest expense recognized for the years ending December 31, 2009, 2008, and 2007 relating to both the contractual interest coupon and amortization of the discount on the liability component of the 3% Debentures is $10.3 million, $9.8 million and $8.6 million, respectively. The coupon and the amortization of the discount on the debt yield an effective interest rate of approximately 8.9% on these convertible notes.
The following table outlines the conversion options related to the 3% Senior Convertible Debentures due 2027:

Conversion Type	Criteria	Price	Settlement
Optional Redemption by Company	Anytime after 1/1/12	• 1/15/12 – 1/14/13 @ 100.8571% of principal amount	Cash Only
• 1/15/13 – 1/14/14 @ 100.4286% of principal amount
• after 1/14/14 @ 100.000% of principal amount

Redemption at the Option of Holders Upon Fundamental Change	Occurrence of Fundamental Change	100% of principal amount	Cash Only

Repurchase of Debentures by Company at Option of Holders	1/15/14 1/15/17 1/15/22	100% of principal amount	Cash Only

Holder Right to Convert
• Prior to 1/15/25 if stock price is at least 125% of conversion price for 20 out of 30 consecutive days
• Any date after 1/15/25
• If called for redemption by the Company (Optional Redemption by Company)
• Fundamental Change
• If Trading Price per $1,000 Principal Amount for any ten consecutive days is less than 98% of the average of the Closing Price per share of Common Stock multiplied by the Conversion Rate
• Certain distributions by Company to Common Share holders
		Determined by Trading Price of Common Stock underlying the Debentures	Net Share Settlement: For each $1,000 principal amount, for each of the 20 Trading days during the Conversion Settlement Period, cash equal to the lesser of $50 and the Daily Conversion Value and to the extent the Daily Conversion Value exceeds $50, a number of shares of Common Stock equal to the difference between the Daily Conversion Value and $50 divided by the Volume Weighted Average Price of the Common Stock for that day

Obligations of Trico Supply and Subsidiaries:
     Senior Secured Notes. On October 30, 2009, our wholly-owned subsidiary Trico Shipping AS (“Trico Shipping”) issued $400.0 million aggregate principal amount of Senior Secured Notes due 2014. These notes have a final bullet maturity of November 1, 2014 with no scheduled amortization payments. Interest is payable on May 1 and November 1 and accrues at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of the Trico Supply Group (Trico Supply AS, and its subsidiaries, including Trico Shipping AS, DeepOcean AS and CTC Marine) and the proceeds from the sale of these assets. The Senior Secured Notes are guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc. (the “Guarantors”) The Notes are pari passu in right of payment with all existing and future senior debt of Trico Shipping and Guarantors (excluding Trico Marine Services) and senior to all existing and future subordinated debt of the Issuer and Guarantors (excluding Trico Marine Services), including any Intercompany Debt; except that debt under the Parent Credit Facility will be senior in right of payment to the Parent’s guarantee of the Notes. The Notes are subject to certain prepayment provisions related to sale of assets if the proceeds from these sales are not reinvested within six months. The Notes may be put to the Company at 101% of face value in the event of a Change of Control as defined in the Indenture. The Indenture was filed on Form 8-K with the SEC on November 5, 2009.
     The Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness or paying dividends to the parent of Trico Supply unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of the additional indebtedness. The Notes also limit the ability of Trico Supply and its subsidiaries from paying interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage Ratio is less than 2.5:1. However, payments of up to $5 million per year to Trico Marine Services may be made for payment of general corporate, overhead and other expenses. These provisions do not prohibit the payment of any dividend or distribution to Trico Marine Services in an amount equal to any guarantee refunds received by the Company for the last four VS470 vessels currently under construction and the net cash proceeds received from the sale of the Northern Challenger, the Northern Clipper or the Northern Corona.
     The Indenture provides that each of the following is an Event of Default: default for 30 days in the payment when due of interest; default in the payment when due (at maturity, upon redemption or otherwise) of the principal of, or premium, if any, on, the Notes; failure for 60 days after notice to the Company by the Trustee or the Holders of at least 25% in aggregate principal amount of the Notes then outstanding voting as a single class to comply with any of the other agreements in the Indenture or any Security Document or the occurrence of any event of default under any Mortgage, Equipment Pledge or other Security Document; default under any mortgage, Indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness, if that default: is caused by a failure to make any payment when due at the final maturity of such Indebtedness; or results in the acceleration of such Indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such Indebtedness, together with the principal (or face) amount of any other Indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more; a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at maturity or results in the acceleration of such Indebtedness prior to its express maturity; if certain significant subsidiaries within the meaning of Bankruptcy Law commences a voluntary case, consents in writing to the entry of an order for relief against it in an involuntary case, consents in writing to the appointment of a Custodian of it or for all or substantially all of its property, makes a general assignment for the benefit of its creditors, or admits in writing it generally is not paying its debts as they become due; or any entity that is organized under the laws of Norway will have failed to duly file its audited financial statements for the fiscal year 2008 in accordance with the laws of the Kingdom of Norway prior to January 15, 2010. (All of these reports were filed prior to January 15, 2010.)

     If any Event of Default occurs and is continuing, the Trustee, by notice to the Company, or the Holders of at least 25% in principal amount of the then outstanding Notes, by notice to the Company and the Trustee, may declare all the Notes to be due and payable immediately.
     Within 270 days of the issuance date of the Notes (October 30, 2009), the Company is to file a registration statement with the SEC to effect the exchange of the issued notes for replacement notes covered by the registration statement and not subject to restrictions on transfer. If the registration statement is not effective within 270 days of the original issuance date of the Senior Secured Notes, which may be extended in certain circumstances, the Company will be required to pay additional interest on the Senior Secured Notes of 0.25% per annum initially up to a maximum of 0.50% per annum.
     Trico Shipping Working Capital Facility. In conjunction with the issuance of the Senior Secured Notes, the Company entered into a new $33 million facility with Trico Shipping AS as the borrower. This facility will expire on December 31, 2011 with quarterly amortizations of $3.3 million beginning January 1, 2010. Interest is payable on the outstanding principal amount at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0%, payable quarterly in arrears, if the facility is more than 50% drawn. Up to $10 million of the facility may be used for letters of credit and replaced existing letters of credit facilities previously used by CTC and DeepOcean. This facility shares in the collateral with the Senior Secured Notes and does not have financial covenants. This facility cross-defaults to both the Senior Secured Notes and the U.S. Credit Facility.
     As of December 31, 2009, the Company had outstanding letters of credit under the Trico Shipping Working Capital Facility of $3.0 million with various expiration dates through October 2010 for securing performance under certain subsea services contracts.
     The Trico Shipping Working Capital Facility subjects the Company’s subsidiaries that are parties to the agreement to certain customary non-financial covenants including, but not limited to, affirmative and negative covenants. Payments under the Trico Shipping Working Capital Facility may be accelerated following certain events of default, including, but not limited to, failure to make payments when due, noncompliance with covenants, branches of representation and warranties, commencement of insolvency proceedings, occurrence of certain changes of control, and defaults under other debt agreements which permit the holders to declare the indebtedness due and payable prior to stated maturity provided the aggregate amount of indebtedness affected is at least $10 million. The Trico Shipping Working Capital Facility also cross defaults to the U.S. Credit Facility. In March 2010, the Company received a waiver of the requirement that its annual financial statements contain an unqualified auditors’ opinion without an explanatory paragraph in regards to going concern. The waiver limited the aggregate amount of loans to $26.0 million. The amount available under the facility as of December 31, 2009 was approximately $9.8 million.
Obligations of Non-Guarantor Subsidiaries:
     6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $5.7 million is outstanding at December 31, 2009. The notes are guaranteed by the Company and the U.S Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
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
     NOK 260 million Short Term Credit Facility. In May 2008, Trico Shipping entered into a credit facility agreement with Carnegie Investment Bank AB Norway Branch, as lender (the “Short Term Credit Facility”). The Short Term Credit Facility provided for a NOK 260 million short term credit facility that Trico Shipping used for general corporate purposes. The facility was scheduled to mature on November 1, 2008, but the facility agreement was amended to extend the term of the facility until February 1, 2009. Interest on the facility accrued at an average 9.05% per annum rate until November 1, 2008, at which time the interest rate increased to 9.9%. This facility was repaid in full at maturity on February 2, 2009.
     The following facilities were repaid in full with proceeds of the Senior Secured Notes offering and certain asset sales proceeds. The Company has no remaining obligations under these facilities.
     NOK 350 million Revolving Credit Facility. In December 2007, in connection with the financing of the vessel Deep Endeavour, DeepOcean entered into a Norwegian Kroner (NOK) 350 million credit facility. The facility was drawn in U.S. Dollars and at the option of the lenders, they may require a partial repayment if the portion of the loan denominated in U.S. Dollars reached 105% of the available NOK amount. The loan was guaranteed by DeepOcean and was secured with a mortgage on the Deep Endeavour, a portion of DeepOcean’s inventory and other security documents. The commitment under the facility decreased semi-annually by NOK 10 million with a balloon payment at its maturity. Interest accrued on the facility at the 3-month NIBOR rate plus 2.75% for NOK borrowings and the LIBOR rate plus 2.75% for U.S. Dollar borrowings.
     NOK 230 million Revolving Credit Facility. In July 2007, DeepOcean entered into a NOK 230 million revolving credit facility. This facility was part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion but was subsequently reduced to NOK 585 million. This NOK 230 million credit facility was secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. The facility’s commitment was subject to semi-annual reductions of NOK 8 million with a final NOK 150.7 million balloon payment due at the maturity date. Interest on this facility was at the 3-month NIBOR rate plus 2.75%.
     NOK 150 million Additional Term Loan. DeepOcean entered into this agreement in December 2006. Like the NOK 230 million facility discussed above, this NOK 150 million term loan was part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion but was subsequently reduced to NOK 585 million. The borrowings under this facility partially funded the acquisition of CTC Marine. This term loan was secured with inventory up to NOK 1.0 billion and other security documents, including the pledge of shares in certain DeepOcean subsidiaries. The term loan was subject to mandatory NOK 15 million semi-annual payments until the debt matured. Interest on the debt accrued at LIBOR plus 2.75%.
     NOK 200 million Overdraft Facility. DeepOcean entered into a multi-currency cash pool system agreement in July 2007. In conjunction with the cash pool system, DeepOcean had a multi-currency cash pool credit of up to NOK 200 million. This facility was part of a larger composite credit facility that once had capacity of approximately NOK 1.0 billion but was subsequently reduced to NOK 585 million. This NOK 200 million cash pool credit was secured with inventory up to NOK 1.0 billion and other security documents including the pledge of shares in certain DeepOcean subsidiaries. Interest on this facility was at the 3-month NIBOR rate plus 2.75%.
     Regarding the NOK 350 million revolving credit facility, NOK 230 million revolving credit facility, NOK 150 million additional term loan and NOK 200 million overdraft facility, the Company and the principal lender entered into an amendment to these facilities, to, among other things, shorten the maturity dates for all facilities to January 1, 2010, waive the requirement that DeepOcean AS be listed on the Oslo Stock Exchange, consent to the tonnage tax related corporate reorganization, waive a financial covenant for the period ended March 31, 2009 and increase certain fees and margins. In conjunction with this amendment, the Company made a prepayment of NOK 50 million ($7.2 million) on November 1, 2008, an additional prepayment of NOK 25 million ($3.9 million) on June 30, 2009 and agreed to a retroactive increase in fees and margins to November 1, 2008.
     DeepOcean had finance leases to finance certain of its equipment including ROVs. These leases had terms of up to seven years. A default under these leases would cause a cross-default on the NOK 350 million revolving credit facility, NOK 230 revolving credit facility, NOK 150 million additional term loan and the NOK 200 million overdraft facility.
     23.3 million Euro Revolving Credit Facility. In October 2001, a subsidiary of DeepOcean entered into this multi-currency facility, which provided for Euro and U.S. Dollar borrowings. The purpose of this facility was to fund the construction of the vessel Arbol Grande. The facility was secured by a first priority lien on the Arbol Grande. Interest on the loan was payable quarterly at LIBOR plus 3.25%. The facility’s maturity date was March 31, 2010.
     $200 million Revolving Credit Facility. In May 2008, in connection with financing the acquisition of DeepOcean, Trico Shipping AS and certain other subsidiaries of the Company entered into a credit agreement (as amended, the “$200 Million Credit Agreement”) with various lenders. The $200 Million Credit Agreement provided the Company with a $200 million, or equivalent in foreign currency, revolving credit facility, which was guaranteed by certain of the Company’s subsidiaries, and was collateralized by vessel mortgages and other security documents. The final $10 million of availability was contingent on delivery of the Sapphire vessel, which was subsequently cancelled and limited the maximum availability to $190 million. Additionally, on April 28, 2009, the Company sold a platform supply vessel which required a prepayment on this facility of $14.9 million. The prepayment changed the commitment reductions to $9.1 million each quarter through the quarter ended June 30, 2010, at which time the facility would be reduced by $5.4 million per quarter until March 31, 2013. The commitment under the facility was changed to $145 million. The facility was previously drawn in NOK and the amount outstanding was subject to adjustment monthly for changes in the NOK-U.S. Dollar exchange rate. On April 7, 2009, the Company repaid NOK 51.2 million ($7.7 million) of the NOK 1.1 billion outstanding based on an exchange rate of 6.68 NOK per U.S. Dollar. The Company made additional repayments in May and June 2009 for NOK 21.6 million ($3.3 million) and NOK 14.5 million ($2.3 million), respectively. As of June 2, 2009, the loan was changed from a NOK denominated loan to a U.S. Dollar denominated loan and was no longer subject to prepayments due to changes on the NOK-U.S. Dollar exchange rate. Interest was payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds were borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%.
     $100 million Revolving Credit Facility. In April 2008, Trico Subsea AS entered into an eight-year multi-currency revolving credit facility (as amended, the “$100 Million Credit Agreement”) in the amount of $100 million or equivalent in foreign currency, secured by first preferred mortgages on Trico Subsea AS vessels, refund guarantees related thereto, certain additional vessel-related collateral, and guarantees from Trico Supply AS, Trico Subsea Holding AS and each subsidiary of Trico Subsea AS that acquires a vessel. The commitment under this multi-currency revolving facility matured on the earlier of the eighth anniversary of the delivery of the final vessel or December 31, 2017. The commitment under this facility was reduced in equal quarterly installments of $3.125 million commencing on the earlier of the date three months after the delivery of the eighth and final vessel or June 30, 2010. On May 13, 2009, an additional $11.5 million was drawn subsequent to the delivery of the Trico Sabre. Interest was payable on the unpaid principal amount outstanding at a rate applicable to the currency in which the funds were borrowed (the Eurodollar rate designated by the British Bankers Association for U.S. Dollar denominated loans, or Euro LIBOR, NOK LIBOR or Sterling LIBOR for loans denominated in Euro, NOK or Sterling, respectively) plus 3.25%.
     Regarding the $200 Million Credit Agreement and the $100 Million Credit Agreement, the Company and the various lenders entered into an amendment to these facilities on September 30, 2009. The amended Credit Agreement, among other things provided for the following: (i) reduced the total commitments under the Credit Agreements to an aggregate of $172.6 million, subject to certain adjustments, (ii) required loans to be made in U.S. Dollars, (iii) deferred a principal payment for the third quarter of 2009, (iv) restructured the amortization such that scheduled principal payments were reduced, resulting in a larger bullet payment at maturity, (v) changed the maturity date of the amounts due under the $100 million Credit Agreement to May 13, 2013 from December 31, 2017 such that the amounts due under the Credit Agreements will mature on the same date, (vi) added Trico Marine Services, Inc. as a guarantor of the obligations of the Trico Parties under the Credit Agreements, (vii) secured the amounts owed under each of the Credit Agreements with the collateral securing the other Credit Agreement (viii) effectively expanded the collateral package and (ix) updated the collateral package.
     $18 million Revolving Credit Facility. In November 2007, DeepOcean entered into this $18 million revolving credit facility to refinance the original loan used to acquire and upgrade the vessel, Atlantic Challenger. This facility was secured with a first priority lien on the Atlantic Challenger. This facility was subject to a mandatory $0.5 million per quarter payment. Interest under the facility accrued at LIBOR plus 3.25%.
     8 million Sterling Overdraft Facilities. CTC Marine used these short term overdraft facilities in its normal business operations. The total facilities had a gross capacity of 12 million Sterling and a net capacity, after taking into account CTC Marine’s cash accounts, of 8 million Sterling. The availability under the facilities may be further limited by the requirement that the total amount drawn under the overdraft facilities plus the amount of bank guarantees issued in total must not exceed 2.0 times third party accounts receivable. The first 4 million Sterling was in the form of a Money Market Loan and the remainder was in the form of a Business Overdraft Facility with a net capacity of 4 million Sterling. Both facilities were on-demand facilities that may be terminated at any time by the lender. Interest on the Money Market Loan accrued at LIBOR plus 2.75% and interest on the Business Overdraft Facility accrued at the Bank’s Base Rate plus 3.25%.
     24.2 million Sterling Asset Financing Facilities. CTC Marine had two asset facilities totaling 24.2 million Sterling to finance new and existing assets. The Asset Finance Loan Facility (“Existing Assets Facility”) had a commitment of 8.3 million Sterling, matured on various dates through 2012 and accrued interest at the 3-month Sterling LIBOR rate plus a margin of between 1.65% and 2.55%. The Asset Finance Loan Facility (“New Assets Facility”) had a commitment of 15.9 million Sterling, matured on various dates that were six years from the delivery of the financed assets and accrued interest at the 3-month Sterling LIBOR rate plus 1.65%. The final asset to be financed under the New Assets Facility was delivered in the fourth quarter of 2008. These asset finance facilities were secured by mortgages on the assets financed and the property and equipment of CTC Marine and were partially guaranteed by DeepOcean.
     The Company’s capitalized interest totaled $18.5 million, $18.8 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
6. Derivative Instruments
     As discussed in Note 5, the Company’s 8.125% Debentures provide the holder with a conversion option, which if exercised after May 15, 2011, entitles the holder to a make-whole interest premium that is indexed to the U.S. Treasury Rate. Because the terms of this embedded option are not clearly and closely related to the debt instrument, it represents an embedded derivative that must be accounted for separately. Under authoritative guidance for derivative instruments and hedging activities, the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statements of operations. The conversion option in the Company’s 3% Debentures is settled in cash and potentially stock and therefore is not required to be separately accounted for as a derivative as the value of the consideration is determined solely by the price of the stock. The warrants issued in the Exchange were also derivative instruments and required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. Changes in fair value were re-measured in each subsequent period based upon the Company’s stock price each quarter the warrants were outstanding. As of December 31, 2009, all of the warrants were exercised and are no longer outstanding.
     For the debentures, the estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions (see Note 8 for further discussion). The 6.5% Debentures were exchanged for the 8.125% Debentures in May 2009. See Note 5 for more information. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.1% on the 8.125% Debentures and yielded approximately 11.2% on the 6.5% Debentures. The reduction in the Company’s stock price as well as the passage of time are the primary factors influencing the change in value of the derivatives and their impact on the Company’s net income (loss) attributable to Trico Marine Services, Inc. Any increase in the Company’s stock price for the debentures will result in non-cash unrealized losses being recognized in future periods and such amounts could be material.
     On January 1, 2009, the Company adopted a newly issued accounting standard regarding disclosure of derivative instruments and hedging activities. The new standard requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative instruments and hedging activities have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The tables below reflect (i) Fair Values of Derivative Instruments in the Balance Sheets and (ii) the Effect of Derivative Instruments on the Statements of Operations (in thousands).

	Liability Derivative
	December 31, 2009		December 31, 2008
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments	Location	Value	Location	Value
Other contract - 6.5% Debentures	Long-term derivative	$—	Long-term derivative	$1,119
Other contract - 8.125% Debentures	Long-term derivative	6,003	Long-term derivative	—

Total derivatives		$6,003		$1,119

Derivatives Not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivative
Designated as Hedging	Recognized in Income	Twelve Months Ended December 31,
Instruments	on Derivative	2009	2008
Other contract	Other expense, net	$27	$—
Other contract	Unrealized gain on mark-to-market of embedded derivative - 6.5% Debentures	436	52,653
Other contract	Unrealized loss on mark-to-market of embedded derivative - 8.125% Debentures	(1,278)	—

		$(815)	$52,653

     Separately, in June 2008, the Company settled a foreign currency hedge it assumed in its acquisition of DeepOcean. Upon settlement, the Company received net proceeds of $8.2 million, which was approximately $2.5 million less than the swap instruments fair value recorded in purchase accounting on May 16, 2008. This $2.5 million loss was recorded in “Other expense, net” in the Consolidated Statements of Operations for the year ended December 31, 2008.
7. Phantom Stock Units
     In connection with the acquisition of DeepOcean, West Supply IV AS (“West Supply”), a significant DeepOcean shareholder, and certain members of DeepOcean’s management and their controlled entities were paid cash and issued phantom stock units (“PSUs”) by the Company as payment for their DeepOcean shares at NOK 32 per share. Each phantom stock unit permits the holder to acquire one share of the Company’s common stock for no additional consideration upon exercise, subject to certain vesting restrictions described below, or, at the Company’s option, it may pay the holder the cash equivalent of such shares of common stock, based on the weighted average trading price of the Company’s common stock during the last three trading days prior to each respective exercise date. West Supply received 50% of its sale consideration in PSUs, while certain DeepOcean management members received 40% of their sales proceeds in the form of PSUs.
     In connection with the Company’s acquisition of West Supply’s shares of DeepOcean, a PSU agreement between the entities resulted in the Company issuing 1,352,558 PSUs to West Supply. The PSUs were exercisable on January 11, 2009, which was 181 days after the completion and settlement of the mandatory tender offer (July 11, 2008) and expires on July 11, 2013, which is the fifth anniversary of the completion and settlement of the mandatory tender offer. The PSUs issued to West Supply are subject to certain U.S. legal restrictions on foreign ownership of U.S. maritime companies, which are included in the phantom stock unit agreements. The shares of common stock that would be issued upon the exercise of the PSUs have been registered with the Securities and Exchange Commission. No shares have been exercised as of December 31, 2009.
     In May 2008, the Company also entered into PSU agreements with certain members of DeepOcean’s management and their controlled entities. Pursuant to these management PSU agreements, the Company issued an aggregate of 229,344 PSUs.
     The PSUs issued to DeepOcean’s management and their controlled entities are subject to certain vesting and exercise periods. Generally, half of the PSUs granted to the members of DeepOcean’s management and their controlled entities vested on July 11, 2009, and the other half will vest and may be exercised on July 11, 2010, the second anniversary of the completion and settlement of the mandatory tender offer. These vested PSUs are exercisable from such dates until July 11, 2013. All such PSUs fully vest and become exercisable upon certain change of control of the Company or if DeepOcean’s earnings before interest, taxes, depreciation and amortization for its fiscal year ended December 31, 2008 is greater than NOK 489 million ($70.1 million), which DeepOcean did not achieve at December 31, 2008. There are certain other non-service related vesting provisions for certain senior members of DeepOcean’s management upon their retirement from the Company. As of December 31, 2009, 226,109 shares have been exercised.
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
     Financial liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at December 31, 2009 Using Fair Value
	Hierarchy
	Fair Value as of
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities
Long-term derivative (8.125% Debentures)	$6,003	$—	$—	$6,003

	$6,003	$—	$—	$6,003

	Fair Value Measurements
	at December 31, 2008 Using Fair Value
	Hierarchy
	Fair Value as of
	December 31, 2008	Level 1	Level 2	Level 3
Liabilities
Long-term derivative (6.5% Debentures)	$1,119	$—	$—	$1,119

	$1,119	$—	$—	$1,119

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
     Cash, cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value due to the short-term nature of these instruments.
     Debt. The fair value of the Company’s fixed rate debt is based partially on quoted market prices as well as prices for similar debt based on recent market transactions.
     The carrying amounts and fair values of debt were as follows (in thousands):

	2009	2008
Carrying amount	$733,897	$770,080
Fair value	687,401	562,783
     As discussed in Note 6, the Company’s conversion feature contained in the 8.125% and the prior 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model for the 8.125% Debentures as of December 31, 2009 include the Company’s stock closing price of $4.54, expected volatility of 60%, a discount rate of 18.0% and a United States Treasury Bond Rate of 1.70% for the time value of options. As the 8.125% Debentures were exchanged for the 6.5% Debentures, there were no assumptions used in the valuation model for the 6.5% Debentures as of December 31, 2009. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

	8.125%	6.5%
	Debentures	Debentures
Balance on January 1, 2008	$—	$—
Issuance of long-term derivative (6.5% Debentures)	—	53,772
Unrealized gain for the period May 14, 2008 through December 31, 2008	—	(52,653)

Balance on December 31, 2008	$—	$1,119
Unrealized (gain) loss for 2009	1,278	(436)
Final valuation of 6.5% Debentures due to exchange for 8.125% Debentures	—	(683)
Issuance of long-term derivative (8.125% Debentures)	4,725	—

Balance on December 31, 2009	$6,003	$—

     On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities. We had no required fair value measurements for non-financial liabilities in 2009. We did have fair value measurements for some non-financial assets and as a result recognized impairments related to those items. These items are recognized under “Impairments and penalties on early termination of contracts” in the Statements of Operations and are measured at Level 3. The 2009 impairments are as follows: (i) since the Company completed negotiations with Tebma which provides it the option to cancel the final four (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher) of the seven vessels currently under construction and it expects that it is likely to exercise the termination option for the last four vessels, it incurred a non-cash impairment charge, (ii) since the partnership was unable to obtain financing for the remaining amount necessary to complete the construction of the Deep Cygnus, the Company reached an agreement with Volstad where DeepOcean AS withdrew from the partnership, (iii) the Company impaired an acquired asset which was related to a receivable due to CTC Marine for work performed in May 2008, and (iv) when the Company closed the Fosnavag office and moved the operations to another location, it was unable to sublease the facility or terminate the lease.
     Fair value determinations for impairments are as follows: (i) cancellation of vessel construction and the acquired asset at CTC Marine noted above were determined based on the Company’s estimated value of certain equipment paid for by Trico Subsea AS, covered under refund guarantees, and reassessment of the value of the acquired asset, (ii) withdrawal from the Volstad partnership was determined to represent a full impairment since the Company has no further rights or obligations under the partnership, and (iii) the Fosnavag lease was determined based on the present value of the remaining rental payments. Fair values as of December 31, 2009 are $21.0 million for the cancellation of vessel construction, $10.0 million for the acquired asset at CTC Marine, no remaining value for the Volstad partnership and $1.2 million for the Fosnavag lease.
9. Asset Sales
     Asset Sales. On April 28, 2009, the Company sold a platform supply vessel for $26.2 million in proceeds and recognized a gain on sale of $14.8 million. The sale of this vessel required a prepayment of approximately $14.9 million for the $200 million Revolving Credit Facility as the vessel served as security for that facility. During June 2009, the Company sold five supply vessels for a total of $3.8 million, resulting in a gain of $2.5 million. The sale of these vessels did not require a debt prepayment. In October 2009, the Company sold a platform supply vessel for $20.4 million in proceeds with a gain of $6.8 million and an anchor handling, towing and supply vessel for approximately $18.5 million in proceeds, which generated a $6.3 million gain. These sales were used to prepay debt. Three additional supply vessels were sold for approximately $4.4 million in the fourth quarter of 2009 with a net gain of $0.6 million with approximately half of the proceeds used to repay debt.
     During 2008, the Company sold a supply boat for $0.7 million in January 2008 and sold three vessels in April 2008 for net proceeds of $1.7 million. The sale price of these marine vessels sold in 2008 approximated their carrying value. The Houma facility sale was completed in February 2008 for net proceeds of $4.6 million, resulting in a $2.9 million gain on sale.
     During 2007, three supply vessels and one crew boat were sold for $4.5 million in net proceeds with a corresponding aggregate gain of $2.8 million.
     Assets Held for Sale. All assets held for sale are primarily vessels. Marine vessels held for sale at December 31, 2009 included one AHTS, one SPSV and four supply vessels. These vessels are included in the Company’s towing and supply segment.

10. Other Assets
     The Company’s other assets consist of the following (in thousands):

	As of December 31,
	2009	2008
Deferred financing costs, net of accumulated amortization of $7.2 million and $4.8 million at December 31, 2009 and 2008, respectively	$27,159	$15,913
Marine vessel spare parts	3,512	2,265
Capitalized information system costs	3,365	2,858
Deposits	2,452	2,301
Other	2,022	1,300

Other assets	$38,510	$24,637

11. Income Taxes
     Income (loss) before income taxes derived from U.S. and international operations are as follows (in thousands):

	2009	2008	2007
United States	$(40,926)	$58,883	$12,017
International	(101,627)	(152,325)	57,531

Income (loss) before income taxes	$(142,553)	$(93,442)	$69,548

     The components of income tax expense from operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current income taxes:
U.S. federal income taxes	$(1,911)	$693	$844
State income taxes	(88)	42	552
Foreign taxes	(12,655)	7,375	6,308
Deferred income taxes:
U.S. federal income taxes	—	25,145	6,625
State income taxes	—	580	291
Foreign taxes	16,860	(20,413)	(2,812)

Total income tax expense	$2,206	$13,422	$11,808

     The Company’s deferred income taxes represent the tax effect of the following temporary differences between the financial reporting and income tax accounting bases of its assets and liabilities, as follows (in thousands):

	Deferred Tax Assets		Deferred Tax Liabilities
As of December 31, 2009	Current	Non-Current	Current	Non-Current
Property and equipment	$—	$—	$—	$18,617
Insurance reserves	906	—	—	—
Net operating loss carryforwards	—	50,949	—	—
Intangibles	—	—	—	10,139
Mark-to-market derivative	—	—	—	3,460
Company incentive plans	418	—	—	—
Convertible debt	—	—	—	10,854
Other	2,362	623	—	547

	$3,686	$51,572	$—	$43,617

Current deferred tax assets				$3,686

Non—current deferred tax asset — U.S. jurisdiction				$24,418

Non—current deferred tax asset — Foreign jurisdiction				$27,154

Valuation allowance				$30,860

Deferred tax asset after valuation, net				$24,398

Non—current deferred tax liabilities — U.S. jurisdiction				$21,220

Non—current deferred tax liabilities — foreign jurisdiction				22,397

Deferred tax liability, net				$19,219

	Deferred Tax Assets		Deferred Tax Liabilities
As of December 31, 2008	Current	Non-Current	Current	Non-Current
Property and equipment	$—	$—	$—	$23,089
Foreign tax credit	8,740	—	—	—
Insurance reserves	852	—	—	—
Net operating loss carryforwards	—	70,405	—	—
Nonamortizable intangibles	—	—	—	11,213
Mark-to-market derivative	—	—	—	15,504
Company incentive plans	138	—	—	—
Convertible debt	—	—	—	12,955
Other	1,373	—	—	1,815

	$11,103	$70,405	$—	$64,576

Current deferred tax assets				$11,103

Non—current deferred tax asset — U.S. jurisdiction				$24,483

Non—current deferred tax asset — Foreign jurisdiction				$45,923

Valuation allowance				$19,369

Deferred tax asset after valuation, net				$62,140

Non—current deferred tax liabilities — U.S. Jurisdiction				$39,574

Non—current deferred tax liabilities — foreign jurisdiction				24,989

Deferred tax liability, net(1)				$2,423

(1)	The deferred tax liability, net, includes a $2,681 current deferred tax asset, which is included in “prepaid expenses and other current assets” on our consolidated balance sheet. The remaining non-current net deferred tax liability of $5,104 is included in “deferred income taxes” on our consolidated balance sheet.

     The provisions (benefits) for income taxes as reported are different from the provisions (benefits) computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	Years ended December 31,
	2009	2008	2007
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	0.1%	(0.7%)	1.2%
Foreign tax rate differential	(3.0%)	24.2%	(31.6%)
Impairments	(31.7%)	(64.5%)	0.0%
Change in foreign tax laws	13.2%	0.0%	(4.0%)
Non-deductible items in foreign jurisdictions	(4.9%)	1.6%	3.3%
Other foreign taxes	(2.2%)	(3.5%)	5.9%
U.S. tax on deemed repatriation	2.4%	(4.9%)	3.4%
Uncertain tax positions	(0.8%)	(1.6%)	4.7%
Alternative minimum tax	(0.1%)	(0.4%)	(1.4%)
Non-deductible interest	(3.0%)	0.0%	0.0%
Change in U.S. valuation allowance	(6.5%)	0.0%	0.0%
Other	(0.1%)	0.4%	0.5%

Effective tax rate	(1.6%)	(14.4%)	17.0%

     A valuation allowance was provided against the Company’s U.S. net deferred tax asset as of the reorganization date. Fresh-start accounting rules require that a release of the valuation allowance recorded against pre-confirmation net deferred tax assets is reflected as an increase to additional paid-in capital. To date, the Company has released approximately $50.8 million of the valuation allowance related to the pre-confirmation net deferred tax asset, which has increased the Company’s additional paid-in-capital account. As of December 31, 2009, the remaining net operating loss was approximately $67.4 million which is fully reserved by a valuation allowance at the Company’s statutory tax rate. Any future change in our ownership may limit the ultimate utilization of our NOLs pursuant to Section 382 of the Internal Revenue Code (“Section 382”). An ownership change may result from, among other things, transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we cannot utilize these NOLs, then our liquidity position could be materially and adversely affected.
     In accordance with financial accounting and reporting for the effects of income taxes that result from an entity’s activities during the current and preceding years, a full valuation allowance has been recorded against the Company’s 2009 and 2008 U.S. net operating losses and net deferred tax assets, as management does not consider the benefit to be more likely than not to be realized.
     Although the Company recorded a profit from operations in recent years from its U.S. operations, the history of negative earnings from these operations and the emphasis to expand the Company’s presence in growing international markets constitutes significant negative evidence substantiating the need for a full valuation allowance of $5.4 million against the U.S. net deferred tax assets, including the current deferred tax assets, as of December 31, 2009. The Company will use cumulative profitability and future income projections as key indicators to substantiate the release of the valuation allowance. This will result in an increase in additional paid-in-capital at the time the valuation allowance is reduced. If the Company’s future U.S. operations are profitable, it is possible we will release the valuation allowance at some future date.
     As of December 31, 2009, we have remaining net operating losses in certain of our Norwegian, United Kingdom, Brazilian and Nigerian entities totaling $92.9 million, resulting in a deferred tax asset of $27.2 million. A valuation allowance of $17.5 million was provided against the financial losses generated in our Norwegian tonnage entities as the loss can only be utilized against future financial taxable profit and it is not possible to use group relief to offset taxable profits and losses for group companies subject to tonnage taxation. Based on Norwegian legislation passed in 2009, the Company is able to carry back approximately $0.4 million of net operating losses generated by its tonnage entities which are not offset by a valuation allowance. Net operating losses of approximately $4.6 million generated within the Company’s non-tonnage Norwegian entities are eligible for group relief, have an indefinite carry forward and will not expire. As such, no valuation allowance has been provided against such losses. Valuation allowances of $0.6 million, $5.9 million and $1.5 million were provided against the losses generated in our United Kingdom, Brazilian and Nigerian entities, respectively, due to the history of negative earnings.
     Uncertain Tax Positions. The Company conducts business globally and, as a result, it or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities worldwide, including such major jurisdictions as Norway, Mexico, Brazil, Nigeria,

Angola, Hong Kong, China, United Kingdom, Australia and the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
     Due to an adoption of accounting guidance for uncertainty in income taxes, the Company recognized approximately $0.1 million to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in thousands):

Balance at January 1, 2007	$143
Additions based on tax positions related to the current year	678
Additions for tax positions of prior years	1,506

Balance at December 31, 2007	2,327
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,008
Reductions for tax positions of prior years	(116)
Settlements	(1,098)

Balance at December 31, 2008	2,121
Additions based on tax positions related to the current year	284

Balance at December 31, 2009	$2,405

     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, the Company recognized approximately $0.8 million and $0.1 million, respectively, in interest and penalties.
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
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $43.2 million) is payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $21.7 million) can be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in first quarter earnings of $18.6 million related to the change. Although qualifying expenditures are still required, there is no time constraint to make these expenditures before it would become payable to the Norwegian tax authorities. As of December 31, 2009, the Company’s total tonnage tax liability was $36.5 million which is reflected in “Foreign taxes payable” under both the current and long term liabilities in the accompanying Consolidated Balance Sheets (please refer to the recent Norwegian Supreme Court decision in Note 19 to our consolidated financial statements).
     Tonnage Tax Restructuring. Trico Shipping AS, as a Norwegian tonnage tax entity, cannot own shares in a non-publicly listed entity with the exception of other Norwegian tonnage tax entities. Subsequent to the acquisition of DeepOcean ASA by Trico Shipping AS, DeepOcean ASA was delisted from the Oslo Bors exchange in August 2008. Trico Shipping AS had until January 31, 2009, under a series of waivers provided by the Norwegian Central Tax Office, to transfer its ownership interest in DeepOcean AS and the non tonnage tax entities. Failure to comply with this deadline would have resulted in the income of Trico Shipping AS being subject to a 28% tax rate and an exit tax liability, payable over a ten year period, being due and payable immediately. In a series of steps completed in December of 2008 and January of 2009, the ownership of DeepOcean AS and its non tonnage tax related subsidiaries was transferred to Trico Supply AS and the tonnage tax related entities owned by DeepOcean AS became subsidiaries of Trico Shipping AS. Following completion of these steps on January 30, 2009, Trico satisfied the tonnage tax requirements.

12. Stockholders’ Equity
     Authorized Shares. In August 2008, holders of shares of the Company’s common stock approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 25,000,000 to 50,000,000 shares.
     Common Stock Repurchase Program. In July 2007, the Company’s Board of Directors authorized the repurchase of $100.0 million of the Company’s common stock in open-market transactions, including block purchases, or in privately negotiated transactions (the “Repurchase Program”). The Company expended $17.6 million for the repurchase of 570,207 common shares, at an average price paid per common share of $30.87 during 2007. There were no share purchases under the repurchase program in 2008 or 2009. Other than shares purchased pursuant to the agreement described below, all shares were repurchased in open market transactions.
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
     All of the shares repurchased in the Repurchase Program are held as treasury stock. The Company records treasury stock repurchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Repurchase Program expired in 2009.
     Warrants to Purchase Common Stock. In 2005, the Company issued 499,429 Series A Warrants (representing the right to purchase one share of the Company’s new common stock for $18.75 expiring on March 15, 2010) and 499,429 Series B Warrants (representing the right to purchase one share of the Company’s new common stock for $25.00 expiring on March 15, 2008) to each holder of the Company’s old common stock. During 2008, 1,128 Series A Warrants and 471,747 Series B Warrants were exercised for aggregate proceeds of $11.8 million. On March 17, 2008, 24,241 Series B Warrants expired unexercised and no Series B warrants remain outstanding. As of December 31, 2009 and 2008, 494,074 Series A Warrants remain available for exercise.
     Stockholder Rights Plan. In April 2007, the Company’s Board of Directors adopted a Stockholder Rights Plan, the (Rights Plan). Under the Rights Plan, the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock held by stockholders of record as of the close of business on April 19, 2007.
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

13. Earnings (Loss) Per Share
     Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Basic EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$(145,266)	$(113,655)	$60,172

Weighted-average shares of common stock outstanding:
Basic	19,104	14,744	14,558

Earnings (loss) per share:
Basic	$(7.60)	$(7.71)	$4.13

Diluted EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$(145,266)	$(113,655)	$60,172

Weighted-average shares of common stock outstanding:
Basic	19,104	14,744	14,558
Add dilutive effect of:
Stock options and nonvested restricted stock	—	—	188
Warrants	—	—	391

Total	19,104	14,744	15,137

Earnings (loss) per share:
Diluted	$(7.60)	$(7.71)	$3.98

     The calculation of diluted earnings (loss) per share excludes equity awards representing rights to acquire 86 shares of common stock during 2007 because the effect was antidilutive. Typically, awards are antidilutive when the exercise price of the options is greater than the average market price of the common stock for the period or when the results from operations are a net loss.
     In May 2009, the existing holders of the 6.5% Debentures entered into the Exchange Agreements exchanging their 6.5% Debentures for 8.125% Debentures. See Note 5 for more information.
     Diluted earnings (loss) per share is computed using the if-converted method for the 8.125% Debentures and using the treasury stock method for the 3% Debentures and the 6.5% Debentures. The scheduled principal amortizations for the 8.125% Debentures can be paid either in stock or cash based upon the Company’s election. However, if the 8.125% Debentures are converted at the option of the holders prior to maturity, the bondholders will be paid in stock.
     The Company’s 3% Debentures and 6.5% Debentures (for May 2008 through May 2009 only) were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding (Note 5). As the principal amount for the 3% Debentures can only be settled in cash, they are not considered in the diluted earnings (loss) per share. Although the Company had the option of settling the principal amount of 6.5% Debentures in either cash, stock or a combination of both, management’s intention was to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary.
14. Stock-Based Compensation
     The 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by shareholders, provides for the grant of incentive stock options, non-qualified stock options, restricted stock and unrestricted stock awards to key employees and directors of the Company. There were 223,583 shares remaining available for issuance under the 2004 Plan as of December 31, 2009.

     Stock options granted to date have an exercise price equal to the market value of the common stock on the date of grant and generally expire seven years from the date of grant. Grants of restricted stock are issued at the market value of the common stock on the date of grant. Stock appreciation awards (“SARs”) are cash awards and the fair value is remeasured each period based upon the Black-Scholes valuation model. Restricted stock, stock options, and SARs granted to the Company’s employees generally vest in annual increments over a three or four-year period beginning one year from the grant date and compensation expense is recognized on a straight line basis. Awards granted to directors generally vest after thirty days from the grant date.
     Total stock-based compensation expense recognized was $2.9 million, $3.8 million and $3.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has not recognized any tax benefits in connection with stock-based compensation expense as a result of the valuation allowance recorded against its U.S. net deferred tax assets.
     At December 31, 2009, there was $2.2 million of unrecognized compensation cost related to unvested stock option and restricted stock awards, as well as an estimate for cash-based stock appreciation awards. This cost is expected to be recognized over a weighted-average period of approximately 1.13 years.
     Stock Options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model assumes that option exercises occur at the end of an option’s contractual term and that expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate of the option is based on the U.S. Treasury zero-coupon with a remaining term equal to the expected term used in the assumption model. The fair value of options was estimated using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected term (years)	4.2	4.5	5.0
Expected volatility	61.30%	33.00%	35.15%
Risk—free interest rate	1.67%	2.90%	4.77%
Expected dividends	—	—	—
     A summary of changes in outstanding stock options as of December 31, 2009 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Shares	Average Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at January 1, 2009	211	$22.35
Granted	231	2.45
Exercised	—	—
Forfeited	(8)	2.05

Outstanding at December 31, 2009	434	$12.12	4.73	$—

Exercisable at December 31, 2009	243	$15.98	3.76	$—

     The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $1.19, $10.36, and $16.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was approximately $0.2 million and $2.8 million, respectively. There were no exercises of stock options during the year ended December 31, 2009.
     Restricted Stock. The following summarizes the activity with respect to nonvested stock awards for the year ended December 31, 2009:

		Weighted Average
	Shares	Grant Date Fair
	(in thousands)	Value per Share
Nonvested at January 1, 2009	255	$30.37
Granted	60	3.57
Vested	(92)	11.88
Forfeited	(19)	32.18

Nonvested at December 31, 2009	204	$30.64

     The weighted-average grant date fair value of nonvested stock awarded during the years ended December 31, 2009, 2008 and 2007, was $3.57, $28.85, and $37.81, respectively. The total fair value of stock that vested during the years ended December 31, 2009, 2008 and 2007, was $1.1 million, $0.9 million and $1.8 million, respectively.
     Stock Appreciation Awards. On March 13, 2009, the Company granted 170,724 shares that will vest ratably over three years and 130,144 shares that will vest 100% on the third anniversary of the grant date. As SARs provide the participant the right to receive a cash payment only when they are exercised, they will be classified as liabilities ($0.1 million each in “Other current liabilities” and “Other liabilities” on the Company’s Consolidated Balance Sheets). The fair value will be measured in each subsequent reporting period using the Black-Scholes option valuation model with changes in fair value reflected as a component of stock-based compensation costs in the Company’s Consolidated Statements of Operations. The initial fair value was estimated using the following assumptions:

	SARs
	Vested Ratably	Cliff Vested
Grant-Date Fair Value at March 13, 2009	$1.02	$1.00

Expected Term	4.5	5.0
Expected Volatility	60%	55%
Risk-Free Interest Rate	1.74%	1.87%
Expected Dividend Distributions	N/A	N/A
     As of December 31, 2009, there are 163,018 shares that will vest ratably over three years and 125,977 shares that will vest 100% on the third anniversary of the grant date due to forfeitures in the current year. The following table shows the assumptions used in the calculation of fair value at December 31, 2009.

	SARs
	Vested Ratably	Cliff Vested
Fair Value at December 31, 2009	$3.04	$3.04

Expected Term	3.7	4.2
Expected Volatility	60%	55%
Risk-Free Interest Rate	2.05%	2.29%
Expected Dividend Distributions	N/A	N/A
15. Employee Benefit Plans
     Defined Contribution Plan
     The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code (the “Plan”) that covers substantially all U.S. employees meeting certain eligibility requirements. Employees may contribute any percentage of their eligible compensation on a pre-tax basis (subject to certain ERISA limitations). The Company will match 25% of the participants’ pre-tax contributions up to 5% of the participants’ taxable wages or salary. The Company may also make an additional matching contribution to the Plan at its discretion. For the years ended December 31, 2009, 2008 and 2007, the Company made contributions to the Plan of approximately $0.6 million, $0.1 million and $0.2 million, respectively.

     The Company’s United Kingdom employees at CTC Marine, acquired in May 2008, participate in a defined contribution plan covering substantially all of its employees. The Company contributes 5% of eligible employees’ base salary annually and employee contributions are optional. For the years ended December 31, 2009 and 2008, the Company contributions totaled approximately $0.5 million and $0.3 million, respectively.
     Defined Benefit Plans
     United Kingdom Pension Plan — Certain of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. Plan actuarial valuations are determined every three years. The most recent actuarial valuation was completed in 2006 which resulted in a funding deficit of approximately $1.6 million. An actuarial evaluation of the fund was also performed as of March 31, 2009 but the results have not been distributed to the plan companies. The trustees have informed the plan companies of their intention to invoice the companies for any shortfall in the plan after a meeting of the trustees on March 26, 2010, where formal decisions relating to the actuarial valuations will be taken. This will allow sufficient time for the apportionment of the deficit amongst employers, preparation of the invoices and the first deficit contributions to be collected in September 2010. The trustees have not given an estimate of the size of the shortfall that the actuarial valuations have revealed. During the years ended December 31, 2009, 2008 and 2007, the Company recognized costs of $0.2 million, $0.2 million, and $0.6 million, respectively, for the MNOPF Plan, representing assessments of current obligations to the MNOPF Plan.
     Norwegian Pension Plans — Substantially all of the Company’s Norwegian employees are covered by two non-contributory, defined benefit pension plans. Benefits are based primarily on participants’ compensation and years of credited services. The Company’s policy is to fund contributions to the plans based upon actuarial computations.
     The following is a comparison of the benefit obligation and plan assets for the Company’s Norwegian pension plans (in thousands):

	Years Ended December 31,
	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of the period	$11,979	$6,249
Service cost	3,397	1,530
Interest cost	683	388
Benefits paid	(274)	(240)
Actuarial loss (gain)	(937)	(1,361)
Acquisition	—	6,756
Translation adjustment	2,386	(1,343)

Benefit obligation at end of year	$17,234	$11,979

Change in Plan Assets
Fair value of plan assets at beginning of the period	$10,706	$6,171
Actual return on plan assets	865	454
Contributions	3,416	1,580
Benefits paid	(4,088)	(1,024)
Acquisition	—	4,885
Translation adjustment	2,152	(1,360)

Fair value of plan assets at end of year	$13,051	$10,706

     The following table presents the funded status of the pension plans (in thousands):

	As of December 31,
	2009	2008
Reconciliation of funded status:
(Under) over funded status	$(4,183)	$(1,273)

Accumulated benefit obligation	$11,627	$8,427

Amount recognized in the consolidated balance sheets:
Other noncurrent assets	$914	$236

Other noncurrent liabilities	$3,625	$231

Accumulated other comprehensive income (loss), net	$(4,516)	$23

     The following table summarizes net periodic benefit costs for the Company’s Norwegian pension plans (in thousands):

	Years Ended December 31,
	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$3,397	$1,530	$721
Interest cost	683	388	251
Return on plan assets	(742)	(406)	(273)
Social security contributions	626	115	66
Recognized net actuarial loss	(251)	39	50

Net periodic benefit cost	$3,713	$1,666	$815

	Year Ended December 31,
	2009	2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net periodic benefit cost	$3,713	$1,666
Unrecognized net actuarial loss	1,654	204
Social security obligations	233	29
Amortization of prior service cost	124	81

Total recognized in net periodic benefit cost and other comprehensive income	$5,724	$1,980

     The weighted average assumptions shown below were used for both the determination of net periodic benefit cost, and the determination of benefit obligations as of the measurement date. In determining the weighted average assumptions, the Company reviewed overall market performance and specific historical performance of the investments in the plan.

	Year Ended December 31,
	2009	2008	2007
Weighted-Average Assumptions:
Discount rate	4.68%	4.91%	4.70%
Return on plan assets	5.60%	6.10%	5.50%
Rate of compensation increase	4.25%	4.30%	4.50%
     The Company’s investment strategy focuses on providing a stable return on plan assets using a diversified portfolio of investments. The Company’s asset allocations were as follows:

	Year Ended December 31,
	2009	2008	2007
Cash and equity securities	17%	8%	25%
Debt securities	62%	63%	59%
Investment in real estate holdings and other	21%	29%	16%

All asset categories	100%	100%	100%

     The following table sets forth the fair value of the plan assets by level within the fair value hierarchy as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash and equity securities	$1,561	$1,093	$468	$—
Debt securities	8,542	5,980	2,563	—
Investment in real estate holdings and other	2,948	2,063	884	—

All asset categories	$13,051	$9,136	$3,915	$—

     Cash equivalents consist primarily of money markets and commingled funds of short term securities that are considered Level 1 assets and valued at the net asset value of $1 per unit.
     The equity investments in common stock and commingled funds are comprised of equity across multiple industries and regions of the world. Equity investments in common stock are actively traded on a public exchange and are therefore considered Level 1 assets. These equity investments are generally valued based on unadjusted prices in active markets for identical securities. Commingled funds are maintained by investment companies for large institutional investors and are not publicly traded. Commingled funds are comprised primarily of underlying equity securities that are publicly traded on exchanges, and price quotes for the assets held by these funds are readily observable and available. Therefore, these commingled funds are categorized as Level 2 assets.
     Debt, property, and other investments included in the plan portfolio are assigned observable values pro-rated to customer ownership percentages of the total portfolio by the administrator. These are categorized as Level 1 and 2.
     The Company expects to make contributions of $3.7 million in 2010 under the Norwegian plans. Based on the assumptions used to measure the Company’s Norwegian pension benefit obligations under the Norwegian plans, the Company expects that benefits to be paid over the next five years will be as follows (in thousands):

Year Ending December 31,
2010	$309
2011	321
2012	334
2013	347
2014	361
Years 2015 — 2018	2,492
16. Noncontrolling Interests
     On January 1, 2009, the Company adopted a newly issued accounting standard for its noncontrolling interests. In accordance with the accounting standard, the Company changed the accounting and reporting for its minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in its consolidated Balance Sheet. The newly issued accounting standard requires enhanced disclosures to clearly distinguish between the Company’s interests and the interests of noncontrolling owners. The Company’s primary noncontrolling interests relate to Eastern Marine Services Limited (“EMSL”) and DeepOcean Volstad (“Volstad”). See Note 17 for further discussion on the Company’s withdrawal from the Volstad partnership in June 2009. The presentation and disclosure requirements of the newly issued accounting standard were applied retrospectively and only change the presentation of noncontrolling interests and its inclusion in equity. There was no significant impact on the Company’s ability to comply with the financial covenants contained in its debt covenant agreements.
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
     EMSL is managed pursuant to the terms of its shareholders agreement which provides for equal representation for COSL and the Company on the board of directors and in management. In exchange for its 49% interest in EMSL, the Company agreed to contribute 14 vessels. COSL made a capital contribution to EMSL of approximately $20.9 million in cash in exchange for its 51% interest. In exchange for the Company’s contribution of 14 vessels, EMSL paid the Company approximately $17.9 million, $3.5 million of which was held in escrow until the second closing which occurred on January 1, 2008. Of the 14 vessels contributed to EMSL, five were mobilized during 2007 with an additional five vessels in 2008 and one additional vessel in 2009. One of the remaining three vessels was sold in 2009. One is operated by us under a management agreement with EMSL and another one is mobilizing in the first quarter of 2010 to Southeast Asia.
     There is potential for the Company to provide subordinated financial support as required per the shareholders agreement to fund, in proportion to the shareholders’ respective ownership percentages, project start-up costs associated with the development and establishment of EMSL to the extent they exceed the working capital of EMSL. Under accounting guidance for consolidation of variable interest entities, because of the potential for disproportionate economic return, the Company presents the financial position and results of operations of EMSL on a consolidated basis. During 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The Company evaluated the effects of this new accounting guidance. See Note 3.
     For the years ended December 31, 2009 and 2008, the partner’s share of EMSL’s income was approximately $0.5 million and $6.8 million, respectively, which is recorded as a component of “Net (income) loss attributable to the noncontrolling interest” in the Company’s Consolidated Statements of Operations.
     Presented below is EMSL’s condensed balance sheets (in thousands).

	As of December 31,
	2009	2008
ASSETS

Current assets	$22,186	$19,401
Property & equipment, net	17,167	23,255

Total assets	$39,353	$42,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$10,734	$3,194
Stockholders’ equity	28,619	39,462

Total liabilities and stockholders’ equity	$39,353	$42,656

     Presented below is EMSL’s condensed statements of income (in thousands).

	For the years ended December 31,
	2009	2008
Revenues	$25,008	$30,879

Operating Expenses:

Direct vessel operating expenses	16,920	10,507
Depreciation expense	5,235	4,424
General and administrative	2,562	2,406
Gain on sale of asset	(923)	—

Total operating expense	23,794	17,337

Operating income	1,214	13,542
Miscellaneous expense	(219)	(226)

Net income	$995	$13,316

     At December 31, 2007, the Company consolidated its 49% variable interest in a Mexican subsidiary, Naviera Mexicana de Servicios, S. de R.L de CV (“NAMESE”). The remaining 51% interest is held by a Company incorporated in Mexico ( the “Partner”). Effective January 1, 2008, the Company executed an agreement with the Partner providing them with an agency fee that will pay them a per diem rate based on the number of vessels operating in Mexico. In conjunction with the execution of the agency agreement, the shareholders of NAMESE also agreed to amend the by-laws, which among other things, granted a put option to the Partner enabling them to require Trico to purchase their equity interest in NAMESE at a specified strike price. Because the Partner could require Trico to purchase their shares in NAMESE at a specified price via their put option, an event outside of Trico’s control, the Partner’s shares were deemed to be mandatorily redeemable pursuant to the requirements of accounting guidance for certain financial instruments with characteristics of both liabilities and equity. Mandatorily redeemable financial instruments must be accounted for as liabilities at a value based on their estimated redemption amount. As a result, the Company originally recorded a liability of approximately $0.2 million reflecting the estimated redemption amount of the Partner’s equity interest, and eliminated the Partner’s noncontrolling interest in the net assets of NAMESE on the consolidated balance sheet. (In 2009, the liability was increased to $0.8 million.) The difference between the carrying value of the noncontrolling interest and the estimated redemption liability has been reflected as an adjustment to the carrying value of the assets in NAMESE, consistent with step acquisition accounting requirements. Additionally, because the Partner is no longer deemed to hold a residual equity interest in NAMESE, the Company recognizes 100% of the consolidated profit of NAMESE, with no adjustment for noncontrolling interest.
     For the year ended December 31, 2007, the Partner’s share of NAMESE’s profits was approximately $0.8 million, which reduced “Net (income) loss attributable to the noncontrolling interest” in the Company’s Consolidated Statements of Operations.
17. Commitments and Contingencies
Commitments and Contingencies of Parent Company (Trico Other):
     Plan of Reorganization Proceeding. Steven Salsberg and Gloria Salsberg were pursuing an appeal of a court’s finding that the Parent Company did not provide any inaccurate information in connection with its 2005 reorganization. That finding has already been affirmed by the U.S. District Court. On August 11, 2009, the U.S. Court of Appeals denied their appeal on all grounds.
Commitments and Contingencies of Trico Supply and Subsidiaries and Non-Guarantor Subsidiaries:
     General. In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At December 31, 2009 and December 31, 2008, the Company accrued for liabilities in the amount of approximately $3.3 million and $2.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, from time to time, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
     Volstad Impairment — Withdrawal from Partnership. In July 2007, DeepOcean AS, established a limited partnership under Norwegian law with Volstad Maritime AS, for the sole purpose of creating an entity that would finance the construction of a new vessel. This entity was fully consolidated by DeepOcean. According to the terms of the partnership agreement, neither party to the partnership was obligated to fund more than its committed capital contribution with the remaining portion to be financed through third party financings. Given the global economic turmoil and resulting difficulties in obtaining financing, the purpose of the partnership has been frustrated due to the fact that the partnership has been unable to fulfill its commitment of obtaining financing for the remaining amount necessary to purchase the new vessel. As a result, on April 27, 2009, DeepOcean AS served notice to Volstad of its formal withdrawal from the partnership, effective immediately, thereby eliminating its continuing obligations therein. As a result, the Company’s total vessel construction commitments have been reduced by $41.6 million. On June 26, 2009, the Company reached an agreement with Volstad where DeepOcean AS withdrew from the partnership, CTC Marine was relieved of obligations under the time charter with the partnership and the Company was indemnified in full against claims of either Volstad or the shipyard building the vessel. The Company’s sole obligation to pay NOK 7.0 million ($1.1 million) against an invoice for work done to the vessel was completed in July 2009. Based on the outcome of those negotiations, the Company recorded a $14.0 million asset and investment impairment in 2009, which is reflected in the accompanying Statement of Operations under “Impairments and penalties on early termination of contracts”. No remaining assets or investments associated with this partnership are on the Company’s books.
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
     CTC Marine submitted a Claim to Arbitration on April 9, 2009 based upon the Contract for payment of 7.7 million Sterling plus interest and costs. Saipem sought an extension to the time for their answer and provided this on June 4, 2009, together with a Counterclaim for Liquidated Damages in terms of the Contract. CTC submitted its reply to the Counterclaim as well as amendments to the request. The Arbitration Tribunal of three, comprising one nomination from each side and an independent chairman has been convened and parties have agreed that the forum for the Arbitration be set in London. The Tribunal issued their schedule of the hearing to follow in August 2009 and both parties agreed. The timetable has been set with arbitration in July 2010. The amount owed is reflected in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets. While there can be no assurances of full recovery in arbitration, the Company intends to vigorously defend its claim for payment for services rendered and believes its position to be favorable at this time.
     Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 52.0 million Reais ($30.0 million at December 31, 2009). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of the Company. On April 13, 2009, the State Attorney’s Office filed its appeal with the Special Court of the Higher Administrative Tax Court. The Company filed its response on June 9, 2009. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 4.8 million Reais ($2.8 million at December 31, 2009). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorably to the Company in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
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
     Construction Commitments. At December 31, 2009, we had total construction commitments of $38 million for the construction of three vessels. Based on anticipated delivery schedules which are subject to potential delays, payments will be made in 2010 and 2011. The total purchase price for each vessel is subject to certain adjustments based on the timing of delivery and the vessel’s specifications upon delivery. If the Company does not exercise its option to cancel the last four Tebma vessels, its committed future capital expenditures would be increased approximately $4 million, $9 million, $35 million, $33 million, and $6 million for December 31, 2010, 2011, 2012, 2013, and 2014, respectively.

     On October 22, 2008, Solstrand Shipyard AS (Solstrand), filed for bankruptcy in Norway. The Company had contracted Solstrand to construct and deliver one vessel to supplement its North Sea fleet. As a result of this bankruptcy, delivery of the vessel was uncertain and Solstrand Shipyard’s bankruptcy counsel had requested a significant increase in purchase price in order to complete the vessel construction. The Company had made a down payment of $5 million at time of execution of the construction contract in March 2006. On November 21, 2008, the Company entered into a termination agreement with Solstrand Shipyard cancelling the construction contract in exchange for Solstrand Shipyard returning to the Company its original investment plus interest, totaling $5.1 million. The Company had capitalized other costs in relation to the construction of the vessel, primarily capitalized interest, totaling $0.8 million which were expensed in connection with the cancellation. As a result, the Company has no further payment or other obligations with respect to such contract and will not be receiving the vessel when completed.
     Operating Leases. On September 30, 2002, one of the Company’s primary U.S. subsidiaries, Trico Marine Operators, Inc., entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale-lease back of three crew boats. The lease agreements have various term dates with the latest term ending in 2015. All obligations under the Master Charter are guaranteed by Trico Marine Assets, Inc., the Company’s other primary U.S. subsidiary, and Trico Marine Services, Inc, the parent company. The Company has provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million cash deposit pursuant to the Master Charter. The deposit has been classified as “Other Assets” in the accompanying consolidated balance sheet.
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
     In December 2004, the Company entered into a sale-leaseback transaction for its 14,000 square foot primary office in the North Sea to provide additional liquidity. The Company entered into a 10-year operating lease for the use of the facility, with annual rent payments of approximately $0.3 million. The lease contains options, at the Company’s discretion, to extend the lease for an additional six years, as well as a fair-value purchase option at the end of the lease term. During 2009, the operations were transferred to another location. As the Company was unable to sublease the Fosnavag facility or terminate the lease, it recognized exit costs in its towing and supply segment on the lease of $1.2 million in the year ended December 31, 2009 which is included in the accompanying Statement of Operations under “Impairments and penalties on early termination of contracts”.
     Future minimum payments under non-cancelable operating leases, which primarily comprise of time charters for vessels due to the DeepOcean acquisition, with terms in excess of one year in effect at December 31, 2009, were $130.9 million, $71.9 million, $38.8 million, $31.8 million, $24.6 million and $23.5 million for the years ending December 31, 2010, 2011, 2012, 2013, and 2014, and subsequent years, respectively. Operating lease expense in 2009, 2008, and 2007 was $67.5 million, $63.7 million and $2.7 million, respectively.
18. Segment and Geographic Information
     Following the Company’s acquisition of DeepOcean, consideration was given to how management reviews the results of the new combined organization. Generally, the Company believes its business is now segregated into three operational units or segments: (i) subsea services, (ii) subsea trenching and protection and (iii) towing and supply.
     The subsea services segment is primarily represented by the DeepOcean operations and the subsea trenching and protection segment represents the operations of CTC Marine. The subsea services segment also includes seven subsea platform supply vessels (SPSVs) that the Company had in service prior to the acquisition of DeepOcean. The towing and supply segment is generally representative of the operations of the Company prior to its acquisition of DeepOcean.

		Subsea
		Trenching and	Towing and
	Subsea Services	Protection	Supply	Corporate	Total
			(in thousands)
2009
Revenues from unaffiliated customers	$283,508	$233,348	$125,344	$—	$642,200
Intersegment revenues	3,496	19,779	—	—	23,275
Depreciation and amortization	38,227	18,346	20,021	939	77,533
Impairments and penalties on early termination of contracts (1)	134,045	2,000	1,222	—	137,267
Operating income (loss) (1)	(147,911)	28,071	20,912	(26,344)	(125,272)
Interest income	2,642	—	221	3	2,866
Interest expense	(9,088)	(1,420)	(12,655)	(26,976)	(50,139)
Capital expenditures for property and equipment	77,031	9,905	5,945	452	93,333
Total assets	511,639	172,744	389,329	2,547	1,076,259

2008
Revenues from unaffiliated customers	$221,838	$123,804	$210,489	$—	$556,131
Intersegment revenues	4,850	7,057	—	—	11,907
Depreciation and amortization	22,612	14,153	24,487	180	61,432
Impairments and penalties on early termination of contracts (1)	133,183	39,657	—	—	172,840
Operating income (loss) (1)	(114,575)	(35,264)	45,875	(23,581)	(127,545)
Interest income	5,839	2	3,713	321	9,875
Interest expense	(9,969)	(1,481)	(62)	(24,324)	(35,836)
Capital expenditures for property and equipment	44,938	20,877	40,040	1,623	107,478
Total assets	579,727	175,986	445,047	1,976	1,202,736

2007
Revenues from unaffiliated customers	$31,171	$—	$224,937	$—	$256,108
Depreciation and amortization	2,092	—	21,625	654	24,371
Impairments and penalties on early termination of contracts	—	—	116	—	116
Operating income (loss)	11,594	—	75,483	(20,447)	66,630
Interest income	—	—	10,817	3,315	14,132
Interest expense	—	—	(595)	(6,973)	(7,568)
Capital expenditures for property and equipment	22,358	—	3,330	375	26,063
Total assets	112,144	—	567,289	1,014	680,447

(1)	Includes 2009 impairments and penalties on early termination of contracts of $14.0 million related to the Volstad investment, $1.2 million due to the cancellation of a contract for equipment, $2.0 million impairment on an acquired asset from CTC Marine, the termination of the VOS Satisfaction lease of $2.8 million, the remaining value of the Fosnavag lease of $1.2 million and $116.1 million due to the expectation of exercising the termination option for the last four Tebma vessels. For the year ended December 31, 2008, the impairments of goodwill of $169.7 million and trade names of $3.1 million were based on the Company’s annual impairment analysis under accounting guidance for goodwill and other intangibles. See Note 3 for further discussion.
     The Company is a worldwide provider of vessels, services and engineering for the offshore energy and subsea services markets. The Company’s reportable business segments generate revenues in the following geographical areas (i) the North Sea, (ii) West Africa, (iii) Latin America (primarily comprising Mexico and Brazil), (iv) the Gulf of Mexico and (v) Other (including the Asia Pacific and Middle East / Mediterranean regions). The Company reports its tangible long-lived assets in the geographic region where the property and equipment is physically located and is available for conducting business operations.
     Selected geographic information is as follows (in thousands):

     The following table presents consolidated revenues by country based on the location of the use of the products or services:

	Year Ended December 31,
	2009	2008	2007
United States	$8,729	$41,702	$65,784
North Sea	302,910	323,358	138,835
Mexico	64,040	53,440	9,807
Asia Pacific Region	121,611	35,863	699
Brazil	26,024	25,596	4,599
West Africa	37,023	47,448	36,384
Middle East / Mediterranean	58,425	7,728	—
Other	23,438	20,996	—

Total	$642,200	$556,131	$256,108

     The following table presents long-lived assets by country based on the location:

	December 31,
	2009	2008
United States	$7,070	$50,603
North Sea	319,417	437,409
United Kingdom	88,113	87,697
Asia Pacific Region	90,601	8,553
Mexico	173,425	200,639
Brazil	19,414	1,432
West Africa	30,117	18,077

Total	$728,157	$804,410

     For the years ended December 31, 2009 and December 31, 2008, the schedule below quantifies the amount of revenues from customers that represent more than 10% of consolidated revenues and shows which segments record the revenues. No individual customer represented more than 10% of consolidated revenues for the year ended December 31, 2007. In the normal course of business, the Company extends credit to its customers on a short-term basis. Because the Company’s principal customers are national oil companies and major oil and natural gas exploration, development and production companies, credit risks associated with its customers are considered minimal. However, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

		Subsea
	Subsea	Trenching and	Towing and		Total	% of Total
	Services	Protection	Supply	Total	Revenue	Revenue

2009
Blue Whale	$—	$105,380	$—	$105,380	$642,200	16%
Statoil	129,676	—	10,862	140,538	642,200	22%

2008
Grupo Diavaz	$49,606	$—	$3,235	$52,841	$556,131	10%
Statoil	81,781	2,960	32,906	117,647	556,131	21%
19. Subsequent Events
     Amendment on $50 million U.S. Revolving Credit Facility. On January 15, 2010, the $50 million U.S. Revolving Credit Facility was amended to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant.

     In March 2010, the Company received waivers related to the requirement that an unqualified auditors’ opinion without an explanatory paragraph in relation to going concern accompany its annual financial statements. Separate waivers were received for each of the $50 million U.S. Revolving Credit Facility and the Trico Shipping Working Capital Facility. The Company also amended the Trico Shipping Working Capital Facility to provide that the aggregate amount of loans thereunder shall not exceed $26.0 million.
     Sale of Vessels. As of December 31, 2009, the Company had signed agreements for the sale of six additional vessels, including one AHTS, for a total of approximately $20 million. Three of these vessel sales for approximately $3.0 million have been completed so far in 2010 with a gain of $0.5 million.
     Norwegian Supreme Court ruling regarding constitutionality of transitional rules. Norwegian tonnage tax legislation was enacted as part of the 2008 Norwegian budgetary process and applied retroactively to January 1, 2007. Under the old tonnage tax regime, shipping income was not taxed unless distributed as dividends or upon exit from the system. Under the new tonnage tax regime, shipping income was tax exempt. Companies that were taxed under the old regime and entered into the new regime, were subject to tax at 28% on all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Two-thirds of the liability (NOK 251 million, $43.2 million) was payable in equal installments over 10 years. To date, the Company has made payments of approximately NOK 50 million ($8.6 million). The remaining one-third of the tax liability (NOK 126 million, $21.7 million) could be met through qualified environmental expenditures.
     On February 12, 2010, the Norwegian Supreme Court concluded that the transitional rules, whereby the untaxed profits under the old regime became taxable upon entrance into the new regime, were unconstitutional. The Court has set aside the tax assessment without giving direction on how the untaxed profits from the old regime should be treated from 2007 and going forward. As a result of the ruling, the Company expects to recognize approximately $44 million in income in the first quarter of 2010, including approximately $4 million of cash savings that would have become due in 2010 and $8 million in cash refunds related to prior year tax payments. Going forward, the $36 million of payments over the next eight years will no longer be required. The Company will record any financial statement impact related to the ruling in the appropriate period.
20. Quarterly Financial Data (Unaudited)
     The table below sets forth unaudited financial information for each quarter of the last two years (in thousands, except per share amounts):

	First		Second		(Revised) Third		Fourth
	Quarter		Quarter (1)		Quarter (5)		Quarter (5)
Year ended December 31, 2009
Total revenues	$121,819		$179,732		$189,855		$150,794
Operating income (loss)	(16,171)		15,235	(3)	5,529	(3)	(129,865	) (3)
Net income (loss)	3	(2),(4)	4,661	(2)(3)(4)	10,617	(2)(3)	(160,040	) (2)(3)
Net income (loss) attributable to Trico Marine Services, Inc.	(747	) (2),(4)	4,147	(2)(3)(4)	11,476	(2)(3)	(160,142	) (2)(3)
Earnings (loss) per common share:
Basic	$(0.04)		$0.22		$0.56		$(7.77)
Diluted	$(0.04)		$0.22		$0.42		$(7.77)

Year ended December 31, 2008
Total revenues	$59,175		$104,292		$214,793		$177,871
Operating income (loss)	11,504		5,520		19,193		(163,762	) (3)
Net income (loss)	11,147		(2,077	) (2)	33,190	(2)	(149,124	) (2)(3)(4)
Net income (loss) attributable to Trico Marine Services, Inc.	10,306		(3,618	) (2)	30,337	(2)	(150,680	) (2)(3)(4)
Earnings (loss) per common share:
Basic	$0.72		$(0.24)		$2.05		$(10.10)
Diluted	$0.69		$(0.24)		$1.82		$(10.10)

(1)	The second quarter of 2008 includes the results of the DeepOcean acquisition from the acquisition date of May 16, 2008.

(2)	Includes unrealized gain (loss) of $0.9 million, $0.5 million, $(21.0) million and $18.8 million for the first, second, third and fourth quarters of 2009, respectively, and ($2.3 million), $31.5 million and $23.4 million for the second, third and fourth quarters of 2008, respectively, related to embedded derivatives within the Company’s 8.125% and prior 6.5% Debentures that require valuation under accounting guidance for fair value measurements.

(3)	Includes 2009 impairments and penalties on early termination of contracts of $14.0 million related to the Volstad investment in the second quarter, $1.2 million due to the cancellation of a contract for equipment in the third quarter, $2.0 million impairment on an acquired asset from CTC Marine, the termination of the VOS Satisfaction lease of $2.8 million, the remaining value of the Fosnavag lease of $1.2 million and $116.1 million due to the expectation of exercising the termination option for the last four Tebma vessels in the fourth quarter. The impairments for the year ended December 31, 2008 includes goodwill of $169.7 million and trade names of $3.1 million based on the Company’s annual impairment analysis under accounting guidance for goodwill and other intangibles.

(4)	Includes gains of $10.8 million and $0.5 million for the first and second quarters of 2009, respectively, and $9.0 million for the fourth quarter of 2008 due to the conversions of the Company’s 6.5% Debentures. During the second quarter of 2009, the 6.5% Debentures were exchanged for the 8.125% Debentures.

(5)	During the year-end close process, an adjustment was identified related to foreign exchange gains and cumulative translation adjustment, resulting in an understatement of net income and net income attributable to Trico Marine Services, Inc. of $2.1 million, respectively, and an understatement of basic and diluted earnings per share of $0.10 and $0.06, respectively.
21. Supplemental Condensed Consolidating Financial Information
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
     The following tables present the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the condensed consolidating statements of operations and of cash flows for the years ended December 31, 2009, 2008, and 2007 of (i) the Parent Guarantor, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries, and (v) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries.
     The additional tables represent consolidating information for Trico Supply Group as follows: the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the condensed consolidating statements of income and of cash flows for the years ended December 31, 2009, 2008, and 2007 (i) the Issuer, Trico Shipping AS, (ii) the Subsidiary Guarantors, excluding the parent companies of Trico Supply AS, and (iii) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries (collectively, the Trico Supply Group). The purpose of these tables is to provide the financial position, results of operations and cash flows of the group of entities which own substantially all of the collateral securing the Senior Secured Notes and are subject to the restrictions of the indenture. For purposes if this presentation, investments in consolidated subsidiaries are accounted for under the equity method.
     Prior periods have been prepared to conform to the Company’s current organizational structure.

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,617	$37,573	$12,791	$—	$52,981
Restricted cash	—	—	2,853	777	—	3,630
Accounts receivable, net	—	7,184	64,294	27,122	—	98,600
Prepaid expenses and other current assets	503	—	18,006	252	—	18,761
Assets held for sale	—	12,945	—	2,278	—	15,223

Total current assets	503	22,746	122,726	43,220	—	189,195

Net property and equipment, net	—	81,524	567,449	79,184	—	728,157

Intercompany receivables (debt and other payables)	339,476	(138,531)	(317,794)	116,849	—	—
Intangible assets	—	—	116,471	—	—	116,471
Other assets	5,504	6,729	20,688	9,515	—	42,436
Investments in subsidiaries	86,748	169,285	(312,485)	—	56,452	—

Total assets	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$31,240	$20,087	$—	$1,258	$—	$52,585
Accounts payable	—	2,159	32,834	10,968	—	45,961
Accrued expenses	472	2,816	68,886	16,816	—	88,990
Accrued interest	4,198	8,442	32	66	—	12,738
Foreign taxes payable	—	4,285	309	—	—	4,594
Income taxes payable	134	—	8,124	924	—	9,182
Other current liabilities	104	—	—	—	—	104

Total current liabilities	36,148	37,789	110,185	30,032	—	214,154

Long-term debt	290,688	385,972	—	4,652	—	681,312
Long-term derivative	6,003	—	—	—	—	6,003
Foreign taxes payable	—	30,376	1,510	—	—	31,886
Deferred income taxes	—	(375)	19,594	—	—	19,219
Other liabilities	79	476	9,314	1,488	—	11,357

Total liabilities	332,918	454,238	140,603	36,172	—	963,931

Commitments and contingencies

Total equity	99,313	(312,485)	56,452	212,596	56,452	112,328

Total liabilities and equity	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2009 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (3)	Trico Supply Group

ASSETS
Current assets:
Cash and cash equivalents	$2,617	$37,573	$—	$40,190
Restricted cash	—	2,853	—	2,853
Accounts receivable, net	7,184	64,294	—	71,478
Prepaid expenses and other current assets	—	18,006	—	18,006
Assets held for sale	12,945	—	—	12,945

Total current assets	22,746	122,726	—	145,472

Net property and equipment, net	81,524	567,449	—	648,973

Intercompany receivables (debt and other payables)	(138,531)	(317,794)	(34,133)	(490,458)
Intangible assets	—	116,471	—	116,471
Other assets	6,729	20,688	9,542	36,959
Investments in subsidiaries	169,285	(312,485)	143,200	—

Total assets	$141,753	$197,055	$118,609	$457,417

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$20,087	$—	$—	$20,087
Accounts payable	2,159	32,834	—	34,993
Accrued expenses	2,816	68,886	—	71,702
Accrued interest	8,442	32	—	8,474
Foreign taxes payable	4,285	309	—	4,594
Income taxes payable	—	8,124	—	8,124

Total current liabilities	37,789	110,185	—	147,974

Long-term debt	385,972	—		385,972
Foreign taxes payable	30,376	1,510	—	31,886
Deferred income taxes	(375)	19,594	—	19,219
Other liabilities	476	9,314	—	9,790

Total liabilities	454,238	140,603	—	594,841

Commitments and contingencies

Total equity	(312,485)	56,452	118,609	(137,424)

Total liabilities and equity	$141,753	$197,055	$118,609	$457,417

(1)	All subsidiaries of the Parent that are providing guarantees, including Trico Holding LLC and Trico Marine Cayman L.P., Trico Supply AS, and all subsidiaries below Trico Supply AS and Issuer.

(2)	All subsidiaries of the Parent that are not providing guarantees including Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Servicos Maritimos Ltda., Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Marine Cayman L.P. and Trico Holding LLC that are not part of the Credit Group and investment in subsidiary balances between Issuer and Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,355	$48,132	$30,126	$—	$94,613
Restricted cash	—	—	2,680	886	—	3,566
Accounts receivable, net	—	15,681	98,853	40,531	—	155,065
Prepaid expenses and other current assets	—	967	19,371	(6,876)	—	13,462

Total current assets	—	33,003	169,036	64,667	—	266,706

Net property and equipment, net	1,243	109,701	596,509	96,957	—	804,410

Intercompany receivables (debt and other payables)	386,231	(439,876)	(130,470)	184,115	—	—
Intangible assets	—	—	106,983	—	—	106,983
Other assets	13,051	3,886	3,679	4,021	—	24,637
Investments in subsidiaries	178,321	248,908	(276,448)	—	(150,781)	—

Total assets	$578,846	$(44,378)	$469,289	$349,760	$(150,781)	$1,202,736

LIABILITIES AND EQUITY
Current liabilities:
Short-term and current maturities of long-term debt	$10,000	$—	$71,724	$1,258	$—	$82,982
Accounts payable	—	2,396	32,169	19,307	—	53,872
Accrued expenses	125	2,737	61,537	21,257	—	85,656
Accrued interest	5,303	3,234	1,765	81	—	10,383
Foreign taxes payable	—	4,000	—	—	—	4,000
Income taxes payable	—	—	17,442	691	—	18,133

Total current liabilities	15,428	12,367	184,637	42,594	—	255,026
Long-term debt	383,309	172,195	125,327	6,267	—	687,098
Long-term derivative	1,119	—	—	—	—	1,119
Foreign taxes payable	—	47,508	—	—	—	47,508
Deferred income taxes	372	—	4,732	—	—	5,104
Other liabilities	—	—	2,664	3,337	—	6,001

Total liabilities	400,228	232,070	317,360	52,198	—	1,001,856

Commitments and contingencies

Total equity	178,618	(276,448)	151,929	297,562	(150,781)	200,880

Total liabilities and equity	$578,846	$(44,378)	$469,289	$349,760	$(150,781)	$1,202,736

CONDENSED CONSOLIDATING BALANCE SHEET
YEAR ENDING DECEMBER 31, 2008 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Adjustments (3)	Trico Supply Group

ASSETS
Current assets:
Cash and cash equivalents	$16,355	$48,132	$2	$64,489
Restricted cash	—	2,680	—	2,680
Accounts receivable, net	15,681	98,853	—	114,534
Prepaid expenses and other current assets	967	19,371	—	20,338

Total current assets	33,003	169,036	2	202,041

Net property and equipment, net	109,701	596,509	—	706,210

Intercompany receivables (debt and other payables)	(439,876)	(130,470)	(35,631)	(605,977)
Intangible assets	—	106,983	—	106,983
Other assets	3,886	3,679	—	7,565
Investments in subsidiaries	248,908	(276,448)	27,540	—

Total assets	$(44,378)	$469,289	$(8,089)	$416,822

LIABILITIES AND EQUITY
Current liabilities:
Short-term and current maturities of long-term debt	$—	$71,724	$—	$71,724
Accounts payable	2,396	32,169	—	34,565
Accrued expenses	2,737	61,537	—	64,274
Accrued interest	3,234	1,765	—	4,999
Foreign taxes payable	4,000	—	—	4,000
Income taxes payable	—	17,442	—	17,442

Total current liabilities	12,367	184,637	—	197,004

Long-term debt	172,195	125,327		297,522
Foreign taxes payable	47,508	—	—	47,508
Deferred income taxes	—	4,732	—	4,732
Other liabilities	—	2,664	—	2,664

Total liabilities	232,070	317,360	—	549,430

Commitments and contingencies

Total equity	(276,448)	151,929	(8,089)	(132,608)

Total liabilities and equity	$(44,378)	$469,289	$(8,089)	$416,822

(1)	All subsidiaries of the Parent that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and investment in subsidiary balances between Trico Shipping and Subsidiary Guarantors.

(3)	Adjustments include Trico Marine Cayman L.P. and Trico Holding LLC that are not part of the Credit Group and investment in subsidiary balances between Issuer and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDING DECEMBER 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
Revenues	$—	$75,375	$487,462	$103,077	$(23,714)	$642,200
Operating expenses:
Direct operating expenses	—	49,730	393,130	83,293	(23,714)	502,439
General and administrative	5,384	1,611	41,462	32,819	—	81,276
Depreciation and amortization	145	10,845	51,749	14,794	—	77,533
Impairments and penalties on early termination of contracts	—	11,954	125,313	—	—	137,267
(Gain) loss on sales of assets	—	(29,376)	1,509	(3,176)	—	(31,043)

Total operating expenses	5,529	44,764	613,163	127,730	(23,714)	767,472

Operating income (loss)	(5,529)	30,611	(125,701)	(24,653)	—	(125,272)

Interest expense, net of amounts capitalized	(38,380)	(35,472)	(1,625)	(383)	25,721	(50,139)
Interest income	10,757	2,076	8,811	6,943	(25,721)	2,866
Unrealized loss on mark-to-market of embedded derivative	(842)	—	—	—	—	(842)
Gain on conversions of debt	11,330	—	—	—	—	11,330
Refinancing costs	(6,224)	—	—	—	—	(6,224)
Other income (expense), net	1,973	23,647	(2,377)	2,485	—	25,728
Equity income (loss) in investees, net of tax	(120,203)	(115,687)	38,530	—	197,360	—

Loss before income taxes	(147,118)	(94,825)	(82,362)	(15,608)	197,360	(142,553)

Income tax expense (benefit)	(1,852)	(17,668)	15,638	6,088	—	2,206

Net income	(145,266)	(77,157)	(98,000)	(21,696)	197,360	(144,759)
Less: Net income attributable to noncontrolling interest (3)	—	—	—	(507)	—	(507)

Net income (loss) attributable to the respective entity	$(145,266)	$(77,157)	$(98,000)	$(22,203)	$197,360	$(145,266)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$75,375	$487,462	$—	$562,837
Operating expenses:
Direct operating expenses	49,730	393,130	—	442,860
General and administrative	1,611	41,462	(14)	43,059
Depreciation and amortization	10,845	51,749	—	62,594
Impairments	11,954	125,313	—	137,267
Gain on sales of assets	(29,376)	1,509	—	(27,867)

Total operating expenses	44,764	613,163	(14)	657,913

Operating income (loss)	30,611	(125,701)	14	(95,076)

Interest expense, net of amounts capitalized	(35,472)	(1,625)	(1,436)	(38,533)
Interest income	2,076	8,811	—	10,887
Other income (expense), net	23,647	(2,377)	—	21,270
Equity income (loss) in investees, net of tax	(115,687)	38,530	77,157	—

Loss before income taxes	(94,825)	(82,362)	75,735	(101,452)

Income tax expense	(17,668)	15,638	—	(2,030)

Net loss	$(77,157)	$(98,000)	$75,735	$(99,422)

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in Eastern Marine Service Limited (EMSL).

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDING DECEMBER 31, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)

	(in thousands)
Revenues	$—	$124,037	$321,182	$141,096	$(30,184)	$556,131
Operating expenses:
Direct operating expenses	—	80,255	251,906	81,917	(30,184)	383,894
General and administrative	5,588	1,192	30,364	31,041	—	68,185
Depreciation and amortization	—	13,969	32,982	14,481	—	61,432
Impairments and penalties on early termination of contracts	—	—	172,840	—	—	172,840
(Gain) loss on sales of assets	—	636	(567)	(2,744)	—	(2,675)

Total operating expenses	5,588	96,052	487,525	124,695	(30,184)	683,676

Operating income (loss)	(5,588)	27,985	(166,343)	16,401	—	(127,545)

Interest expense, net of amounts capitalized	(30,115)	(22,463)	(10,314)	(14,564)	41,620	(35,836)
Interest income	13,189	3,195	9,300	25,811	(41,620)	9,875
Unrealized gain (loss) on mark-to-market of embedded derivative	52,653	—	—	—	—	52,653
Gain on conversions of debt	9,008	—	—	—	—	9,008
Other income (expense), net	299	(13,580)	11,219	465	—	(1,597)
Equity income (loss) in investees, net of tax	(134,925)	7,021	4,155	—	123,749	—

Income (loss) before income taxes	(95,479)	2,158	(151,983)	28,113	123,749	(93,442)

Income tax expense (benefit)	18,177	(709)	(13,857)	9,811	—	13,422

Net income (loss)	(113,656)	2,867	(138,126)	18,302	123,749	(106,864)
Less: Net (income) loss attributable to noncontrolling interest (3)	—	—	8	(6,799)	—	(6,791)

Net income (loss) attributable to the respective entity	$(113,656)	$2,867	$(138,118)	$11,503	$123,749	$(113,655)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$124,037	$321,182	$—	$445,219
Operating expenses:
Direct operating expenses	80,255	251,906	—	332,161
General and administrative	1,192	30,364	(13)	31,543
Depreciation and amortization	13,969	32,982	—	46,951
Impairments	—	172,840	—	172,840
Gain on sales of assets	636	(567)	—	69

Total operating expenses	96,052	487,525	(13)	583,564

Operating income (loss)	27,985	(166,343)	13	(138,345)

Interest expense, net of amounts capitalized	(22,463)	(10,314)	—	(32,777)
Interest income	3,195	9,300	(1,875)	10,620
Other income (expense), net	(13,580)	11,219	—	(2,361)
Equity income (loss) in investees, net of tax	7,021	4,155	(11,176)	—

Income (loss) before income taxes	2,158	(151,983)	(13,038)	(162,863)

Income tax expense (benefit)	(709)	(13,857)	—	(14,566)

Net income (loss)	2,867	(138,126)	(13,038)	(148,297)
Less: Net (income) attributable to noncontrolling interest	—	8	—	8

Net income (loss) attributable to Trico Supply Group	$2,867	$(138,118)	$(13,038)	$(148,289)

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDING DECEMBER 31, 2007

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
			(in thousands)
Revenues	$—	$133,993	$8,846	$116,593	$(3,324)	$256,108
Operating expenses:
Direct operating expenses	—	58,284	2,864	69,304	(3,324)	127,128
General and administrative	4,565	6,665	791	28,739	—	40,760
Depreciation and amortization	—	11,606	275	12,490	—	24,371
Impairments and penalties on early termination of contracts	—	—	—	116	—	116
(Gain) loss on sales of assets	—	—	20	(2,917)	—	(2,897)

Total operating expenses	4,565	76,555	3,950	107,732	(3,324)	189,478

Operating income (loss)	(4,565)	57,438	4,896	8,861	—	66,630

Interest expense, net of amounts capitalized	(8,971)	(87)	(1,244)	984	1,750	(7,568)
Interest income	44	2,666	2,643	10,529	(1,750)	14,132
Other income (expense), net	(68)	(3,303)	722	(997)	—	(3,646)
Equity income (loss) in investees, net of tax	71,219	(282)	55,757	—	(126,694)	—

Income (loss) before income taxes	57,659	56,432	62,774	19,377	(126,694)	69,548

Income tax expense (benefit)	(2,513)	958	(1,326)	14,689	—	11,808

Net income (loss)	60,172	55,474	64,100	4,688	(126,694)	57,740
Less: Net (income) loss attributable to noncontrolling interest (3)	—	—	—	2,432	—	2,432

Net income (loss) attributable to the respective entity	$60,172	$55,474	$64,100	$7,120	$(126,694)	$60,172

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group

Revenues	$133,993	$8,846	$—	$142,839
Operating expenses:
Direct operating expenses	58,284	2,864	—	61,148
General and administrative	6,665	791	(21)	7,435
Depreciation and amortization	11,606	275	—	11,881
Impairments	—	—	—	—
Gain on sales of assets	—	20	—	20

Total operating expenses	76,555	3,950	(21)	80,484

Operating income (loss)	57,438	4,896	21	62,355

Interest expense, net of amounts capitalized	(87)	(1,244)	—	(1,331)
Interest income	2,666	2,643	(1,741)	3,568
Other income (expense), net	(3,303)	722	—	(2,581)
Equity income (loss) in investees, net of tax	(282)	55,757	(55,475)	—

Income (loss) before income taxes	56,432	62,774	(57,195)	62,011

Income tax expense (benefit)	958	(1,326)	—	(368)

Net income (loss)	55,474	64,100	(57,195)	62,379
Less: Net (income) attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to Trico Supply Group	$55,474	$64,100	$(57,195)	$62,379

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDING DECEMBER 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)

			(in thousands)
Net cash provided by (used in) operating activities	$(54,468)	$(13,841)	$101,090	$27,193	$—	$59,974
Cash flows from investing activities:
Purchases of property and equipment	(452)	(3,026)	(83,299)	(3,083)	—	(89,860)
Proceeds from sales of assets	—	65,108	—	8,155	—	73,263
Return of equity investment in investee	57,329	—	—	—	(57,329)	—
Decrease (increase) in restricted cash	—	—	(3,516)	109	—	(3,407)

Net cash provided by (used in) investing activities	56,877	62,082	(86,815)	5,181	(57,329)	(20,004)

Cash flows from financing activities:
Net proceeds from issuance of Senior Secured Notes	—	385,572	—	—	—	385,572
Repayment from issuance of senior convertible debentures	(12,676)	—	—	—	—	(12,676)
Repayments of revolving credit facilities	(35,523)	(188,712)	(258,423)	(1,258)	—	(483,916)
Proceeds from revolving credit facilities	530	20,000	27,694	—	—	48,224
Borrowings (repayments) on debt between subsidiaries, net	49,189	(272,115)	207,926	15,000	—	—
Capital contributions	2,295	7,705	(10,000)	—	—	—
Dividend to parent	—	—	—	(57,329)	57,329	—
Contribution from noncontrolling interest	—	—	—	(6,120)	—	(6,120)
Debt issuance costs	—	(16,385)	—	—	—	(16,385)
Debt refinancing costs	(6,224)	—	—	—	—	(6,224)

Net cash used in financing activities	(2,409)	(63,935)	(32,803)	(49,707)	57,329	(91,525)

Effect of exchange rate changes on cash and cash equivalents	—	1,955	7,968	—	—	9,923

Net decrease in cash and cash equivalents	—	(13,739)	(10,560)	(17,333)	—	(41,632)

Cash and cash equivalents at beginning of period	—	16,355	48,133	30,125	—	94,613

Cash and cash equivalents at end of period	$—	$2,616	$37,573	$12,792	$—	$52,981

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Credit Group

Net cash provided by (used in) operating activities	$(13,841)	$101,090	$87,249

Cash flows from investing activities:
Purchases of property and equipment	(3,026)	(83,299)	(86,325)
Proceeds from sales of assets	65,108	—	65,108
Decrease (increase) in restricted cash	—	(3,516)	(3,516)

Net cash provided by (used in) investing activities	62,082	(86,815)	(24,733)

Cash flows from financing activities:
Net proceeds from issuance of Senior Secured Notes	385,572	—	385,572
Repayments of revolving credit facilities	(188,712)	(258,423)	(447,135)
Proceeds from revolving credit facilities	20,000	27,694	47,694
Borrowings (repayments) on debt between subsidiaries, net	(272,115)	207,926	(64,189)
Capital contributions	7,705	(10,000)	(2,295)
Debt issuance costs	(16,385)	—	(16,385)

Net cash used in financing activities	(63,935)	(32,803)	(96,738)

Effect of exchange rate changes on cash and cash equivalents	1,955	7,968	9,923

Net decrease in cash and cash equivalents	(13,739)	(10,560)	(24,299)

Cash and cash equivalents at beginning of period	16,355	48,133	64,488

Cash and cash equivalents at end of period	$2,616	$37,573	$40,189

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDING DECEMBER 31, 2008

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)
			(in thousands)
Net cash provided by operating activities	$(13,128)	$27,957	$16,138	$48,971	$—	$79,938

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	—	(643,413)	137,320	—	—	(506,093)
Purchases of property and equipment	—	(3,130)	(71,635)	(32,713)	—	(107,478)
Proceeds from sales of assets	—	—	—	7,110	—	7,110
Return of equity investment in investee	46,826	—	—	—	(46,826)	—
Settlement of hedge instrument	—	—	8,150	—	—	8,150
Decrease (increase) in restricted cash	—	—	(1,088)	6,522	—	5,434

Net cash provided by (used in) investing activities	46,826	(646,543)	72,747	(19,081)	(46,826)	(592,877)

Cash flows from financing activities:
Net proceeds from exercises of warrants and options	11,962	—	—	—	—	11,962
Proceeds from issuance of senior convertible debentures	300,000	—	—	—	—	300,000
Borrowings (repayments) from debt, net	46,459	218,323	(57,759)	(3,259)	—	203,764
Borrowings (repayments) on debt between subsidiaries, net	(330,643)	324,123	(9,600)	16,120	—	—
Capital contributions	(49,439)	26,098	—	23,341	—	—
Dividend to parent	—	—	—	(46,826)	46,826	—
Contribution from noncontrolling interest	—	—	3,519	—	—	3,519
Debt issuance costs	(12,037)	(3,654)	(531)	(427)	—	(16,649)
Debt refinancing costs	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(33,698)	564,890	(64,371)	(11,051)	46,826	502,596

Effect of exchange rate changes on cash and cash equivalents	—	(12,534)	(13,973)	—	—	(26,507)

Net increase (decrease) in cash and cash equivalents	—	(66,230)	10,541	18,839	—	(36,850)

Cash and cash equivalents at beginning of period	—	82,585	37,591	11,287	—	131,463

Cash and cash equivalents at end of period	$—	$16,355	$48,132	$30,126	$—	$94,613

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Credit Group

Net cash provided by operating activities	$27,957	$16,138	$44,095

Cash flows from investing activities:
Acquisition of DeepOcean, net of acquired cash	(643,413)	137,320	(506,093)
Purchases of property and equipment	(3,130)	(71,635)	(74,765)
Settlement of hedge instrument	—	8,150	8,150
Decrease (increase) in restricted cash	—	(1,088)	(1,088)

Net cash provided by (used in) investing activities	(646,543)	72,747	(573,796)

Cash flows from financing activities:
Borrowings (repayments) from debt, net	218,323	(57,759)	160,564
Borrowings (repayments) on debt between subsidiaries, net	324,123	(9,600)	314,523
Capital contributions	26,098	—	26,098
Contribution from noncontrolling interest	—	3,519	3,519
Debt issuance costs	(3,654)	(531)	(4,185)

Net cash provided by (used in) financing activities	564,890	(64,371)	500,519

Effect of exchange rate changes on cash and cash equivalents	(12,534)	(13,973)	(26,507)

Net increase (decrease) in cash and cash equivalents	(66,230)	10,541	(55,689)

Cash and cash equivalents at beginning of period	82,585	37,591	120,176

Cash and cash equivalents at end of period	$16,355	$48,132	$64,487

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDING DECEMBER 31, 2007

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries (2)	Eliminations	Subsidiaries)

			(in thousands)
Net cash provided by operating activities	$12,312	$58,545	$12,588	$48,610	$(19,579)	$112,476

Cash flows from investing activities:
Acquisition of Active Subsea, net of acquired cash	—	—	(220,443)	—	—	(220,443)
Purchases of property and equipment	—	(4,906)	(461)	(20,696)	—	(26,063)
Proceeds from sales of assets	—	—	—	4,649	—	4,649
Purchases of available-for-sale securities	—	—	—	(184,815)	—	(184,815)
Settlement of available-for-sale securities	—	—	—	187,290	—	187,290
Decrease (increase) in restricted cash	—	—	(321)	4,434	—	4,113

Net cash provided by (used in) investing activities	—	(4,906)	(221,225)	(9,138)	—	(235,269)

Cash flows from financing activities:
Purchases of treasury stock	(17,604)	—	—	—	—	(17,604)
Net proceeds from exercises of warrants and options	2,027	—	—	—	—	2,027
Proceeds from issuance of senior convertible debentures	150,000	—	—	—	—	150,000
Borrowings (repayments) from debt, net	—	—	—	742	—	742
Borrowings (repayments) on debt between subsidiaries, net	—	—	194,200	(194,200)	—	—
Capital contributions	(141,931)	—	10,077	131,854	—	—
Dividend to parent	—	—	—	(19,579)	19,579	—
Contribution from noncontrolling interest	—	—	—	—	—	—
Debt issuance costs	(4,804)	—	—	—	—	(4,804)

Net cash provided by (used in) financing activities	(12,312)	—	204,277	(81,183)	19,579	130,361

Effect of exchange rate changes on cash and cash equivalents	—	8,248	1,474	—	—	9,722

Net increase (decrease) in cash and cash equivalents	—	61,887	(2,886)	(41,711)	—	17,290

Cash and cash equivalents at beginning of period	—	20,698	40,477	52,998	—	114,173

Cash and cash equivalents at end of period	$—	$82,585	$37,591	$11,287	$—	$131,463
	x

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors (1)	Credit Group

Net cash provided by operating activities	$58,545	$12,588	$71,133

Cash flows from investing activities:
Acquisition of Active Subsea, net of acquired cash	—	(220,443)	(220,443)
Purchases of property and equipment	(4,906)	(461)	(5,367)
Decrease (increase) in restricted cash	—	(321)	(321)

Net cash provided by (used in) investing activities	(4,906)	(221,225)	(226,131)

Cash flows from financing activities:
Borrowings (repayments) on debt between subsidiaries, net	—	194,200	194,200
Capital contributions	—	10,077	10,077

Net cash provided by (used in) financing activities	—	204,277	204,277

Effect of exchange rate changes on cash and cash equivalents	8,248	1,474	9,722

Net increase (decrease) in cash and cash equivalents	61,887	(2,886)	59,001

Cash and cash equivalents at beginning of period	20,698	40,477	61,175

Cash and cash equivalents at end of period	$82,585	$37,591	$120,176

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Trico Marine Services, Inc.’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. We believe that the material weaknesses described below are attributable to factors caused by the substantial changes in our business recently, including the integration of our recent acquisitions, reorganization and consolidation of certain of our operating divisions, turnover of personnel, and our decentralized organizational structure.
     In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. Our Chief Executive Officer and Chief Financial Officer have certified to their knowledge that this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.
Changes in Internal Control over Financial Reporting
     The following changes in our internal control over financial reporting occurred during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During the fourth quarter of 2009, we (a) continued the integration process of our previously excluded subsidiary, DeepOcean AS, and its wholly-owned subsidiary CTC Marine Projects Ltd., which were acquired in a purchase business combination in 2008, in our assessment of internal control over financial reporting, (b) replaced our Chief Accounting Officer with an interim Chief Accounting Officer, (c) implemented procedures for developing condensed consolidating financial information as required by Rule 3-10 of Regulation S-X pursuant to the issuance of our $400 million Senior Secured Notes, and (d) closed certain of our North Sea and Gulf of Mexico offices and consolidated their operations and processes into our Aberdeen and Corporate offices, respectively.
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     We did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. Also, we did not maintain a sufficient complement of personnel to provide for the proper preparation and review over period end financial reporting process controls as discussed below. Accordingly, management has concluded that this control deficiency constituted a material weakness. This control environment material weakness contributed to the material weaknesses discussed below and also could contribute to additional control deficiencies arising.
     We did not maintain effective controls over the period-end financial reporting process. Specifically, the following material weaknesses existed: (a) our controls over the preparation and review of account reconciliations were ineffective to provide reasonable assurance that account balances were complete and accurate and agreed to appropriate supporting detail and (b) our controls over journal entries, including consolidation, top-side and intercompany elimination entries, did not operate effectively to provide reasonable assurance that they were appropriately recorded and prepared with sufficient support and documentation or that they were properly reviewed and approved for validity, accuracy and completeness. These control deficiencies resulted in audit adjustments to cash and cash equivalents, property and equipment, accumulated depreciation and amortization, accounts payable, depreciation and amortization, general and administrative, and interest expense accounts in the 2009 consolidated financial statements and if not remediated, could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted material weaknesses. The period-end financial reporting process material weaknesses contributed to the severity of the information technology general control deficiencies discussed below.
     We did not maintain effective controls over our information technology general controls. Specifically, access to critical financial application programs and data was not reviewed on a regular basis to ensure that key personnel had appropriate access commensurate with their assigned roles and responsibilities. Also, appropriate policies and procedures were not in place with respect to program changes and system security. These control deficiencies could result in a misstatement to substantially all accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constituted a material weakness.
     We did not maintain an effective control over the remeasurement and/or translation of our intercompany notes. Specifically, effective controls were not in place to ensure that foreign exchange gains and losses and/or cumulative translation adjustment were appropriately calculated and recorded in the respective accounts. This control deficiency resulted in an audit adjustment to the 2009 consolidated financial statements and could result in a material misstatement to the aforementioned accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness.
     Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which appears in Item 8.
Remediation Plan
In order to remediate the material weaknesses described above, we are undertaking the following activities. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.
•	We are reviewing the responsibilities and roles of staff in our accounting and finance department considering each individual’s accounting knowledge, experience and training. We are also hiring additional resources.

•	We are actively recruiting a chief accounting officer.

•	We are enhancing our period-end financial reporting by automating our consolidation process and remapping our consolidation entries to the appropriate entity level.

•	We are reviewing the overall account reconciliation and journal entry process for all locations, but in particular related to the consolidation and divisional level to establish appropriate procedures that ensure adequate support and review.

•	We are in the process of formulating the appropriate policies and procedures with respect to program changes and system security within our information technology general controls.

•	We are changing the process for the review of segregation of duties to be performed on a regular basis and to clearly document the process undertaken and the results.

•	As part of our enhancement in our period-end financial reporting, we are enhancing our process for accounting for foreign currency gains and losses to ensure that foreign exchange gains and losses and/or cumulative translation adjustment are appropriately calculated and recorded.

Item 9B. Other Information.
     Indemnification Agreements. On March 15, 2010, we entered into indemnification agreements with each of our directors and officers (each, an “Indemnitee”). The current directors of our board are Messrs. Staehr, Bachmann, Burke, Guill, Hutcheson, Compofelice and Scoggins. Consistent with the obligation under our bylaws, each indemnification agreement requires us to indemnify each Indemnitee to the fullest extent permitted by the Delaware General Corporation Law. This means, among other things, that we must indemnify the Indemnitee against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement that are actually and reasonably incurred in an action, suit or proceeding by reason of the fact that the person is or was a director or officer if the Indemnitee meets the standard of conduct provided under Delaware law. Also as permitted under Delaware law, the indemnification agreements require us to advance expenses in defending such an action provided that the director undertakes to repay the amounts if he ultimately is determined not to be entitled to indemnification from us. We will also make the Indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish Indemnitee’s right to indemnification, whether or not wholly successful.
     In general, the disinterested directors on our board or a committee of disinterested directors have the authority to determine an Indemnitee’s right to indemnification, but the Indemnitee can require that independent legal counsel make this determination if a change in control or potential change in control has occurred. The indemnification agreements also limit the period in which we can bring an action against the Indemnitee to three years for breaches of fiduciary duty and to one year for other types of claims.
     Waivers. On March 15, 2010, we entered into the Waiver to Amended and Restated Credit Agreement (the “Waiver”) by and among Trico, as borrower, Trico Marine Assets, Inc. and Trico Marine Operators, Inc., as guarantors, Unicredit Bank AG (“Unicredit”) and Nordea Bank Norge ASA, Cayman Islands Branch, as lenders, and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent. The Waiver waives any Default or Event of Default (as such terms are defined in the U.S. Credit Facility) under the U.S. Credit Facility arising from the fact that our annual financial statements to be delivered thereunder will not be certified on an unqualified basis in regards to going concern for the fiscal year ending December 31, 2009. Nordea serves as administrative agent, book runner, joint lead arranger and a lender under the Trico Shipping Working Capital Facility. Unicredit serves as joint lead arranger and a lender under the Trico Shipping Working Capital Facility.
     On March 15, 2010, Trico Shipping AS entered into the First Amendment and Waiver to Credit Agreement (the “Amendment”) by and among Trico Shipping AS, as borrower, Trico Marine Cayman, L.P., Trico Holdco LLC, Trico Supply AS and our other subsidiaries party thereto, as guarantors, Unicredit, as a lender, and Nordea, as administrative agent. The Amendment (i) waives any Default or Event of Default (as such terms are defined in the Trico Shipping Working Capital Facility) under the Trico Shipping Working Capital Facility arising from the fact that our annual financial statements to be delivered thereunder will not be certified on an unqualified basis in regards to going concern for the fiscal year ending December 31, 2009 and (ii) amends the Trico Shipping Working Capital Facility to provide that the aggregate amount of loans thereunder shall not exceed $26.0 million. Nordea serves as administrative agent, book runner and lead arranger under the U.S. Credit Facility. Unicredit serves as a lender under the U.S. Credit Facility.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Pursuant to Instruction G to Form 10-K, information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders and to be filed not later than 120 days after the end of the 2009 fiscal year is incorporated herein by reference.
Item 11. Executive Compensation
     Pursuant to Instruction G to Form 10-K, information concerning the compensation of the Company’s executives called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2009 fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Pursuant to Instruction G to Form 10-K, information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2009 fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Pursuant to Instruction G to Form 10-K, information concerning certain relationships and related transactions called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2009 fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

     Pursuant to Instruction G to Form 10-K, information concerning the fees and services of our principal accountants and certain of our audit committees’ policies and procedures called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the 2009 fiscal year and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
Reference is made to Part II, Item 8 hereof.
(2) Financial Statement Schedules
Valuation and Qualifying Accounts
(b) Exhibits
     See Index to Exhibits on page 138. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trico Marine Services, Inc. (Registrant)
By:	/s/ Joseph S. Compofelice
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph S. Compofelice	President, Chief Executive Officer and	March 16, 2010
Joseph S. Compofelice	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Geoff A. Jones Geoff A. Jones	Senior Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ Per Staehr	Director	March 16, 2010

Per Staehr

/s/ Richard A. Bachmann	Director	March 16, 2010

Richard A. Bachmann

/s/ Kenneth M. Burke	Director	March 16, 2010

Kenneth M. Burke

/s/ Ben A. Guill	Director	March 16, 2010

Ben A. Guill

/s/ Edward C. Hutcheson, Jr.	Director	March 16, 2010

Edward C. Hutcheson, Jr.

/s/ Myles W. Scoggins	Director	March 16, 2010

Myles W. Scoggins

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	to Costs and	to Other	Recoveries	End of
Description	of Period	Expenses	Accounts	(Deductions)	Period
			(in thousands)
2009
Valuation allowance on deferred tax assets	$19,369	$15,852	$(1,028)	$(3,333)	$30,860
Allowance for doubtful accounts — trade	$2,253	$5,675	$—	$(1,209)	$6,719
Allowance for doubtful accounts — non—trade	$—	$—	$—	$—	$—

2008
Valuation allowance on deferred tax assets	$17,242	$12,180	$(9,564)	$(489)	$19,369
Allowance for doubtful accounts — trade	$1,259	$1,858	$(159)	$(705)	$2,253
Allowance for doubtful accounts — non—trade	$—	$—	$—	$—	$—

2007
Valuation allowance on deferred tax assets	$36,699	$3,602	$(23,788)	$729	$17,242
Allowance for doubtful accounts — trade	$1,846	$78	$658	$(1,323)	$1,259
Allowance for doubtful accounts — non—trade	$618	$—	$(618)	$—	$—

TRICO MARINE SERVICES, INC.
EXHIBIT INDEX
2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed November 16, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008).

3.5	Ninth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2009).

4.1	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.2	Indenture, dated as of May 14, 2009, between Trico Marine Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009).

4.3	Indenture dated as of October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2009).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.5	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 21, 2005).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed June 16, 2008).

4.9	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.10	Stock Appreciation Rights Agreement by and between Trico Marine Services, Inc. and the Participants, dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 17, 2009).

10.1	Amended and Restated Credit Agreement, dated as of August 29, 2008, among Trico Marine Services Inc., Trico Marine Assets Inc., and Trico Marine Operators, Inc., the Lenders party thereto from time to time, and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Lead Arranger for the Lenders (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed November 7, 2008).

10.2	First Amendment to Credit Agreement, dated as of March 10, 2009, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed March 12, 2009).

10.3	Second Amendment to Credit Agreement, dated as of May 8, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 12, 2009).

10.4	Third Amendment to Credit Agreement, dated as of May 14, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed May 19, 2009).

10.5	Fifth Amendment to Credit Agreement, dated as of August 4, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., the Lenders, and Nordea Bank Finland plc, New York Branch (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed August 10, 2009).

10.6	Sixth Amendment to Credit Agreement dated as of October 30, 2009, among Trico Marine Services, Inc., the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed November 5, 2009).

10.7	Seventh Amendment to Credit Agreement dated as of December 22, 2009, among Trico Marine Services, Inc., the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 29, 2009).

10.8	Eighth Amendment to Credit Agreement dated as of January 15, 2010, among Trico Marine Services, Inc., the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 22, 2010).

10.9	Waiver to Amended and Restated Credit Agreement, dated as of March 15, 2010, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (1).

10.10	Credit Agreement dated as of October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Bayerische Hypo- Und Vereinsbank AG, as lead arrangers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2009).

10.11	First Amendment and Waiver to Credit Agreement, dated as of March 15, 2010, to the Credit Agreement, dated as of October 30, 2009 (1).

10.12	Pledge Agreement, dated as of May 14, 2009, by Trico Marine Operators, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 19, 2009).

10.13	Guaranty, dated as of May 14, 2009, by Trico Marine Assets, Inc., Trico Marine Operators, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 19, 2009).

10.14	Intercreditor Agreement, dated as of May 14, 2009, by and among Trico Marine Services, Inc., Trico Marine Assets, Inc., Trico Marine Operators, Inc., Nordea Bank Finland plc, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 19, 2009).

10.15	Collateral Agency and Intercreditor Agreement dated as of October 30, 2009, among Trico Shipping AS, the guarantors party thereto, Nordea Bank Finland plc, New York Branch, as the Working Capital Facility Agent, Wells Fargo Bank, N.A., as Trustee, and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 5, 2009).

10.16	Form of Exchange Agreements, dated May 11, 2009, by and among Trico Marine Services, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed May 19, 2009).

10.17	Equity Commitment Agreement dated as of October 30, 2009, among Trico Shipping AS, Trico Supply AS and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed November 5, 2009).

10.18	Registration Rights Agreement, dated as of March 16, 2005, by and among Trico Marine Services, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 16, 2005).

10.19	Registration Rights Agreement by and among Trico Marine Services, Inc. and the Initial Purchasers, dated February 7, 2007 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed March 2, 2007).

10.20	Registration Rights Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K/A filed June 16, 2008).

10.21	Exchange and Registration Rights Agreement dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Barclays Capital Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2009).

10.22	Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and West Supply IV AS (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 16, 2008).

10.23	Share Purchase Agreement, entered into on June 13, 2008, by and between DOF ASA, as Seller, and Trico Shipping AS, as Purchaser (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed June 13, 2008).

10.24	Purchase Agreement, dated October 16, 2009, by and among Trico Shipping AS, the guarantors party thereto and Barclays Capital Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 22, 2009).

10.25	Form of Management Share Purchase Agreement, dated May 15, 2008, by and among Trico Marine Services, Inc., Trico Shipping AS, and certain members of management of DeepOcean (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed May 16, 2008).

10.26	Construction Contract, by and between Trico Marine Assets, Inc. and Bender Shipbuilding & Repair Co. Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed September 8, 2006).

10.27*	Trico Marine Services, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed April 28, 2006).

10.28*	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 7, 2005).

10.29*	Form of Restricted Stock Award Agreement with Performance Based Shares (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 20, 2008).

10.30*	Form of Key Employee Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 16, 2005).

10.31*	Form of Executive Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 16, 2005).

10.32*	Director Option Agreement for Joseph S. Compofelice (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 16, 2005).

10.33*	Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed March 16, 2005).

10.34*	Amendment No. 1 to Retirement Agreement for Non-Executive Chairman (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed March 16, 2005).

10.35*	Second Amendment to Retirement Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 8, 2008).

10.36*	Third Amendment to Retirement Agreement, dated December 9, 2008, by and between Joseph S. Compofelice and Trico Marine Services Inc (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 12, 2009).

10.37*	Amended and Restated Employment Agreement, dated July 23, 2008, by and between Joseph S. Compofelice and Trico Marine Services, Inc. (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q filed August 8, 2008).

10.38*	First Amendment to Employment Agreement, dated December 9, 2008, amending the Amended and Restated Employment Agreement between Joseph S. Compofelice and Trico Marine Services, Inc (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed March 12, 2009).

10.39*	Schedule of Director Compensation Arrangements (1).

10.40*	Amended and Restated Employment Agreement dated as of December 9, 2008, between Trico Marine Services, Inc. and Geoff A. Jones (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed March 12, 2009).

10.41*	Second Amended and Restated Employment Agreement, dated as of December 9, 2008, by and between Trico Marine Services, Inc. and Rishi Varma (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed March 12, 2009).

10.42*	Employment Agreement, effective as of July 5, 2006, by and between Trico Marine Services, Inc. and Robert V. O’Connor (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 6, 2006).

10.43*	Second Amended and Restated Employment Agreement dated as of January 23, 2007, between Trico Marine Services, Inc. and D. Michael Wallace (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed March 12, 2009).

10.44*	Trico Marine Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed May 2, 2008).

10.45*	Amendment to Trico Marine Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed March 12, 2009).

10.46*	Trico 2010 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2010).

10.47*	Change of control letter agreement, dated as of January 23, 2007, by and between Trico Marine Services, Inc. and Tomas Salazar (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed February 25, 2008).

10.48*	First Amendment to Change of Control letter agreement, dated as of December 9, 2008, by and between Trico Marine Services, Inc. and Tomas Salazar (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed March 12, 2009).

10.49*	Amended and Restated Employment Agreement, dated as of December 9, 2008, between Trico Marine Services, Inc. and Ray Hoover (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed March 12, 2009).

10.50*	Form of Indemnification Agreement between Trico Marine Services, Inc., together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (1).

10.51	Amended and Restated Credit Agreement by and among Trico Shipping AS, Trico Subsea AS, Trico Supply AS, Trico Subsea Holding AS, Nordea Bank Finland plc, New York branch, Bayerische Hypo-Und Vereinbank AG and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 9, 2009).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed March 15, 2005).

21.1	Subsidiaries of Trico Marine Services, Inc (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (1).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. § 1350 (1).

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith