Form 10-Q
period 2010-03-31
TRICO MARINE SERVICES INC
filed 2010-05-10
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-33402
Trico Marine Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1252405
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10001 Woodloch Forest Drive, Suite 610
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at May 5, 2010 was 19,538,017.

TRICO MARINE SERVICES, INC.
REPORT FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$31,965	$52,981
Restricted cash	2,589	3,630
Accounts receivable, net	87,573	98,600
Prepaid expenses and other current assets	18,910	18,761
Assets held for sale	13,917	15,223

Total current assets	154,954	189,195

Property and equipment:
Marine vessels	476,355	522,169
Subsea equipment	176,242	182,576
Construction-in-progress	178,012	168,879
Transportation and other	8,585	6,649

	839,194	880,273
Less accumulated depreciation and amortization	(141,453)	(152,116)

Net property and equipment, net	697,741	728,157

Restricted cash, noncurrent	3,820	3,926
Intangible assets	110,868	116,471
Other assets	46,245	38,510

Total assets	$1,013,628	$1,076,259

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$61,543	$52,585
Accounts payable	41,360	45,961
Accrued expenses	77,844	88,990
Accrued interest	27,429	12,738
Foreign taxes payable	—	4,594
Income taxes payable	10,394	9,182
Other current liabilities	49	104

Total current liabilities	218,619	214,154

Long-term debt	675,393	681,312
Long-term derivative	722	6,003
Foreign taxes payable	—	31,886
Deferred income taxes	80,681	19,219
Other liabilities	10,525	11,357

Total liabilities	985,940	963,931

Commitments and contingencies (See Note 14)	—	—

Total equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 20,108,224 shares issued at March 31, 2010 and December 31, 2009, respectively	201	201
Warrants	—	1,640
Additional paid-in capital	342,947	340,803
Retained earnings (accumulated deficit)	(198,618)	(120,069)
Accumulated other comprehensive loss, net of tax	(146,881)	(153,301)
Phantom stock	47,643	47,643
Treasury stock, at cost, 570,207 shares	(17,604)	(17,604)

Total Trico Marine Services, Inc. equity	27,688	99,313

Noncontrolling interest	—	13,015

Total equity	27,688	112,328

Total liabilities and equity	$1,013,628	$1,076,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$95,714	$121,819

Operating expenses:
Direct operating expenses	79,154	98,488
General and administrative	18,057	21,439
Depreciation and amortization	17,813	18,072
Gain on sales of assets	(864)	(9)

Total operating expenses	114,160	137,990

Operating loss	(18,446)	(16,171)

Equity in net loss of investee	(1,824)	—
Interest expense, net of amounts capitalized	(22,354)	(10,914)
Interest income	929	1,072
Unrealized gain on mark-to-market of embedded derivative	5,281	939
Gain on conversions of debt	—	10,779
Foreign exchange loss	(19,455)	(393)
Other income (expense), net	180	(337)

Loss before income taxes	(55,689)	(15,025)

Income tax (benefit) expense	22,860	(15,028)

Net income (loss)	(78,549)	3

Less: Net income attributable to the noncontrolling interest	—	(750)

Net loss attributable to Trico Marine Services, Inc.	$(78,549)	$(747)

Earnings (loss) per common share:
Basic	$(3.80)	$(0.04)

Diluted	$(3.80)	$(0.04)

Weighted average shares outstanding:
Basic	20,691	16,711
Diluted	20,691	16,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(78,549)	$3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,813	18,072
Amortization of non-cash deferred revenues	(82)	(140)
Amortization of deferred financing costs	2,142	580
Noncash benefit related to change in Norwegian tax law	21,242	(18,568)
Accretion of debt discount	3,265	3,404
Deferred income taxes	5,131	2,470
Change in fair value of derivatives	(5,281)	(939)
Gain on conversions of 6.5% Debentures	—	(10,779)
Cash paid for make-whole premium related to conversions of 6.5% Debentures	—	(6,574)
Foreign currency (gains)/losses, net	11,522	—
Gain on sales of assets	(864)	(9)
Provision on doubtful accounts	—	493
Stock based compensation	411	724
Change in operating assets and liabilities	19,225	(4,155)

Net cash used in operating activities	(4,025)	(15,418)

Cash flows from investing activities:
Purchases of property and equipment	(14,852)	(19,557)
Proceeds from sales of assets	2,800	155
Dividend from unconsolidated affiliate	980	—
Investment in unconsolidated affiliates	(5,839)	—
Decrease in restricted cash	998	659

Net cash used in investing activities	(15,913)	(18,743)

Cash flows from financing activities:
Proceeds and (repayments) of revolving credit facilities, net	(206)	2,529
Contribution from noncontrolling interest	—	2,284
Dividend to noncontrolling partner	—	(6,120)

Net cash used in financing activities	(206)	(1,307)

Effect of exchange rate changes on cash and cash equivalents	(872)	1,359

Net decrease in cash and cash equivalents	(21,016)	(34,109)

Cash and cash equivalents at beginning of period	52,981	94,613

Cash and cash equivalents at end of period	$31,965	$60,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. and its consolidated subsidiaries (the “Company”). The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. Beginning January 1, 2010, in accordance with new guidelines for consolidation of variable interest entities, the Company deconsolidated Eastern Marine Services Limited (“EMSL”). See Note 13. All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2009 have been adjusted to conform to the current period’s presentation.
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
     The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
2. Risks, Uncertainties and Going Concern
     As discussed below, the Company’s forecasted cash and available credit capacity are not expected to be sufficient to meet its commitments as they come due over the next twelve months and the Company does not expect that it will be able to remain in compliance with its debt covenants. At March 31, 2010, we had available cash of $32 million. There can be no assurance that we will have sufficient funds to permit us to make the 8.125% Payment of approximately $8 million on or before May 15, 2010. Further, we have no availability under either our U.S. $50 million revolving credit facility (the “U.S. Credit Facility”) or Trico Shipping’s $33 million working capital facility (the “Trico Shipping Working Capital Facility”). We will be unable to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the U.S. Credit Facility and the Trico Shipping Working Capital Facility if such indebtedness is accelerated.
     The uncertainties associated with the Company’s ability to meet its commitments as they come due, comply with its debt covenants or repay its outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the Company’s ability to meet its obligations as they come due.
     The Company’s forecasted cash and available credit capacity are not expected to be sufficient to meet its commitments as they come due over the next twelve months and the Company does not expect that it will be able to remain in compliance with its debt covenants. In particular, the Company may need to, or may choose to, avail itself of the 30-day grace period with respect to the approximately $8 million interest payment due on May 15, 2010 (the “8.125% Payment”) on its 8.125% secured convertible debentures due 2013 (the “8.125% Debentures”), and there is no assurance that the Company will be able to make the 8.125% Payment before the end of that grace period, in which case an event of default will occur with respect to the 8.125% Debentures, which in turn would constitute an event of default under all of its outstanding debt agreements, and all of the Company’s outstanding debt could become callable by its creditors and would be reclassified as a current liability on its balance sheet. The Company’s use of the grace period would not constitute an event of default under the indenture governing the 8.125% Debentures.
     The Company has engaged a financial advisor and is pursuing measures to improve liquidity and its capital structure and is in active discussions with various parties regarding potential transactions, including replacing its current U.S. Credit Facility and modifying the existing 8.125% Debentures to, among other things, defer amortization payments. Under the indenture governing the 8.125% Debentures, if we do not make the 8.125% Payment by June 15, 2010, the trustee under such indenture, or the holders of at least 25% in principal amount of the outstanding 8.125% Debentures, by notice to us, may declare the outstanding principal of and accrued but unpaid interest on all the 8.125% Debentures to be due and payable immediately. In addition, if the 8.125% Payment is not made on June 15, 2010 (irrespective of whether the amounts owing under the 8.125% Debentures are accelerated), then the administrative agents under the U.S. Credit Facility and the Trico Shipping Working Capital Facility may, upon written request by all the non-defaulting lenders thereto, declare the outstanding principal of and accrued but unpaid interest on the outstanding loans under such agreements to be due and payable. Following acceleration under the 8.125% Debentures, (i) the trustee under the indenture governing the Senior Secured Notes, or holders of at least 25% in principal amount of the outstanding Senior Secured Notes, may, by notice to Trico Shipping, declare the principal of and accrued but unpaid interest on the Senior Secured Notes to be due and payable immediately and (ii) the trustee under the indenture governing our 3% senior convertible debentures due 2027 (the “3% Debentures”), or holders of at least 25% in principal amount of the outstanding 3% Debentures, may provide us with a notice of default under the 3% Debentures and, if we fail to make the 8.125% Payment within 30 calendar days of such notice, such trustee or such holders of the 3% Debentures may, by notice to us, declare the principal of and accrued but unpaid interest on the 3% Debentures to be due and payable immediately. See Note 5.
     In the Company’s 10-K for the year ended December 31, 2009, the Company indicated that the forecasted cash and available credit capacity were not expected to be sufficient to meet its commitments as they came due over the subsequent twelve months and that it would not be able to remain in compliance with its debt covenants without completing certain actions to increase its level of liquidity. These actions included (i) selling additional assets, (ii) accessing cash in certain of its subsidiaries, (iii) minimizing capital expenditures, (iv) obtaining waivers or amendments from its lenders, (v) managing working capital and (vi) improving cash flows from operations. Since December 31, 2009, the Company has made progress toward completing certain of these actions. These actions include receiving approximately $2.8 million in net proceeds from asset sales, with an additional $15.6 million received after March 31, 2010, receiving a dividend of $1.0 million from its EMSL subsidiary, receiving a $9.3 million tax refund at its subsidiary, Trico Shipping AS (“Trico Shipping”), and obtaining a waiver from its lender for the debt to consolidated leverage ratio for the period ending March 31, 2010. However, additional liquidity will need to be generated from some or all of the previously mentioned actions in order for the Company to have sufficient liquidity to meet its commitments as they come due. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and / or that these transactions can be consummated within the period needed to meet certain obligations. Additionally, the Company expects that it will need additional amendments or waivers from its lenders for at least each of the next four quarters. The Company’s interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on Trico Shipping’s 11 7/8% senior secured notes due 2014 (the “Senior Secured Notes”) on each of May 1 and November 1, in addition to the 8.125% Payments due on each of May 15 and November 15. The May 1, 2010 interest payment on the Senior Secured Notes was paid as scheduled. Additionally, the terms of the Company’s credit agreements require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds it retains. The Company is currently restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes from incurring additional indebtedness due to its leverage ratio exceeding the limit at which additional indebtedness could be incurred. In conjunction with the waiver of the requirement that the Company receive an unqualified opinion in relation to going concern for the period ending December 31, 2009, additional draws under the U.S. Credit Facility and Trico Shipping Working Capital Facility were prohibited and no additional amounts are currently available under those facilities. Additionally, the Company’s ability to refinance any of its existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the Company’s financial condition and the current credit market conditions. If the Company is unable to complete the above mentioned actions, it will be in default under its credit agreements, which in turn, could potentially constitute an event of default under all of its outstanding debt agreements. If this were to occur, all of its outstanding debt could become callable by its creditors and would be reclassified as a current liability on its balance sheet.
     Due to the Company’s expected liquidity position and limitations in the U.S. Credit Facility, it expects to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010, November 1, 2010 and February 1, 2011 in common stock. The number of shares issued will be determined by the stock price at the time of each of the amortization payments and may lead to significantly more shares being issued than if the debentures were converted at the stated conversion rate which is equivalent to $14 per share; however, the number of shares that the Company can issue in compliance with Nasdaq rules is limited to approximately 9.3 million as of March 31, 2010. At the March 31, 2010 closing market price of $2.32 per share, the Company has enough shares to fund the $10 million amortization payments due August 1 and November 1, 2010 but not enough shares to fully fund the interest due February 1, 2011 which would be an event of default. There can be no assurance that the number of shares required to make these amortization payments will not exceed this limit, in which case the Company will require an amendment to the U.S. Credit Facility to permit the amortization payments to be made in cash, and will require the cash to make such payments, or will require a shareholder vote to permit the issuance of additional shares. There can be no assurance that all or any of these events will occur, in which case the Company may default on either the 8.125% Debentures or the U.S. Credit Facility, which would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities. In addition, the Company will need to obtain a waiver or amendment to its consolidated leverage ratio debt covenant in the U.S. Credit Facility that it does not expect to be in compliance with beginning with the quarter ending June 30, 2010 and for at least the three subsequent quarters. There can be no assurance that the lenders will agree to these amendments / waivers and / or additional amendments/ waivers on acceptable terms, or at all, and a failure to do so would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities.
     At March 31, 2010, the Company had available cash of $32 million. (This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at March 31, 2010.) As of March 31, 2010, payments due on the Company’s contractual obligations during the next twelve months were approximately $284 million. This includes $62 million of principal payments of debt as of March 31, 2010, $29 million of which can be paid in cash or stock at the Company’s option, $119 million of time charter obligations, $31 million of vessel construction obligations, $69 million of estimated interest expense, and approximately $3 million of other operating expenses such as operating leases and pension obligations. The Company expects it will need to complete additional actions to have sufficient liquidity to satisfy these obligations. The Company holds the option to cancel construction by Tebma of the four new build MPSVs after July 15, 2010, which would reduce its committed future capital expenditures to approximately $33 million on the three remaining MPSVs, of which it expects to take delivery of by the second and fourth quarters of 2010 and the first quarter of 2011.

     The Company is highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions. Under the terms of the Senior Secured Notes, the Company’s business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of its non North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% Debentures, the Company’s 3% senior convertible debentures due 2027 (the “3% Debentures”), the U.S. Credit Facility, and the Company’s 6.11% notes due 2014 (the “6.11%Notes”) and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of the Senior Secured Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and principal and interest on intercompany debt unless certain financial measures are met. Other than an annual reimbursement of up to $5 million related to the reimbursement of corporate expenses, a one-time $5 million restricted payment basket, and certain carve outs related to the sale of one vessel and the proceeds from refund guarantees associated with four construction vessel contracts that are expected to be cancelled, the Company does not expect Trico Supply to be able to transfer additional funds to Trico Other in the foreseeable future. During the first quarter of 2010, a total of $3.5 million was transferred from Trico Supply to Trico Other under the one-time $5 million restricted payment basket and approximately $1.1 million was transferred related to the $5 million annual reimbursement for corporate expenses. The refund guarantees related to the final four construction vessel contracts have expiration dates and need to be periodically renewed. Some or all of the $21 million in refund guarantees for the final four vessels may expire prior to when the Company can make a claim under them. To date, the Company has been able to obtain renewals of these refund guarantees except for one $1.3 million refund guarantee, which has not yet been renewed. The Company has withheld $1.3 million in payments for the recently completed vessel until this refund guarantee is renewed. However, there can be no assurance that the current refund guarantees will be renewed by the existing financial institutions or, if not renewed, replacement refund guarantees can be obtained. Additionally, in lieu of obtaining proceeds from certain of the refund guarantees, the Company may instead realize the proceeds from the sale of equipment previously purchased for the last four vessels. The proceeds from the sale of this equipment may not be equal to the value of the refund guarantees associated with the equipment, the value of which equals the purchase price paid by the Company for the equipment. Should the proceeds of the sale of this equipment not be equal to the value of the refund guarantees associated therewith, the Company would record an impairment charge for the difference in value.
     In addition to the previously mentioned actions being taken to increase its liquidity, the ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. Within certain constraints, the Company can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures.
     The Company’s inability to satisfy any of the obligations under its debt agreements would constitute an event of default. Under cross default provisions in several agreements governing its indebtedness, a default or acceleration of one debt agreement will result in the default and acceleration of its other debt agreements and under its Master Charter lease agreement. A default, whether by the Company or any of its subsidiaries, could result in all or a portion of its outstanding debt becoming immediately due and payable and would provide certain other remedies to the counterparty to the Master Charter which would result in the Company’s debt being reclassified to a current liability. These events could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and ability to satisfy obligations under its debt agreements (Also see Note 5).
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Asia Pacific Region, West Africa, Brazil and the Mexican Gulf of Mexico (“Mexico”). The Company’s international operations for the three months ended March 31, 2010 account currently for 100% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s corporate structure, it may not be able to repatriate funds from its Norwegian subsidiaries without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.
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
     The Company’s operations, particularly in the North Sea, the Asia Pacific Region, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of its long-term contracts contain early termination options in favor of its customers. If any of these customers terminate their contracts with the Company, fail to renew an existing contract, refuse to award new contracts to it or choose to exercise their termination rights, the Company’s financial position, results of operations and cash flows could be adversely affected.
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
     The holders of the Company’s 3% Debentures and the 8.125% Debentures have the right to require the Company to repurchase the debentures upon the occurrence of a “Fundamental Change” in its business. The holders of the Senior Secured Notes have the ability to require the Company to repurchase the Notes at 101% of par value in the event of a Change of Control. See Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information.
3. Asset Sales
     Asset Sales
     During the first quarter of 2010, the Company sold three offshore supply vessels (“OSVs”) and one subsea platform supply vessel (“SPSV”) for net proceeds of $2.8 million and a gain of $0.9 million. The sale of these vessels did not require a debt prepayment.
     Assets Held for Sale
     Marine vessels held for sale at March 31, 2010 included one anchor handling, towing and supply vessel (“AHTS”) and one OSV. The vessels are included in the Company’s towing and supply segment. The vessels were sold in April 2010 for $15.6 million in net proceeds and did require a partial debt repayment.
4. Intangible Assets
     Intangible assets consist of trade names and customer relationships. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ending March 31, 2010. The Company classified trade names as indefinite lived intangible assets. Under authoritative guidance for goodwill and other intangibles, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2009, the Company performed an impairment analysis of its trade name assets utilizing a form of the income approach known as the relief-from-royalty method. The Company did not recognize an impairment in 2009.
     The following table provides information relating to the Company’s intangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010				As of December 31, 2009
			Foreign				Foreign
	Gross Carrying	Accumulated	Currency Translation		Gross Carrying	Accumulated	Currency Translation
	Amount	Amortization	Adjustment	Total	Amount	Amortization	Adjustment	Total
Amortizable intangible assets:
Customer relationships	$118,057	$(14,422)	$(23,027)	$80,608	$118,057	$(12,454)	$(20,386)	$85,217

Total	$118,057	$(14,422)	$(23,027)	$80,608	$118,057	$(12,454)	$(20,386)	$85,217

			Foreign				Foreign
	Gross Carrying		Currency Translation		Gross Carrying		Currency Translation
	Amount	Impairment	Adjustment	Total	Amount	Impairment	Adjustment	Total

Unamortized intangible assets:
Trade name	$40,881	$(3,114)	$(7,507)	$30,260	$40,881	$(3,114)	$(6,513)	$31,254

Total	$40,881	$(3,114)	$(7,507)	$30,260	$40,881	$(3,114)	$(6,513)	$31,254

     Amortization expense was $2.0 million for the three months ended March 31, 2010 and $1.6 million for the three months ended March 31, 2009. The estimated amortization expense for the remainder of 2010 is estimated to be $5.8 million and $7.8 million per year for 2011, 2012, 2013 and 2014.
5. Debt
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at March 31, 2010. The Company’s debt at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010				December 31, 2009
	Current	Long-Term	Total		Current	Long-Term	Total
$50 million U.S. Revolving Credit Facility Agreement (1), maturing in December 2011	$11,298	$—	$11,298(2),	(3)	$11,347	$—	$11,347	(2),(3)
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $11.2 million and $12.3 million as of March 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on February 1, 2013	28,926	162,726	191,652		19,774	170,696	190,470
$150.0 million face amount, 3% Senior Convertible Debentures, net of unamortized discount of $28.5 million and $30.0 million as of March 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	121,535	121,535	(4)	—	119,992	119,992	(4)
$400.0 million face amount, 11.875% Senior Secured Notes, net of unamortized discount of $13.5 million and $14.1 million as of March 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on November 1, 2014	—	386,460	386,460	(5)	—	385,925	385,925	(5)
$33 million Working Capital Facility (1), maturing December 2011	20,000	—	20,000	(5)	20,000	—	20,000	(5)
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	4,399	5,657		1,258	4,399	5,657
Insurance note	—	—	—		119	—	119
Motor vehicle leases	61	35	96		87	47	134
Fresh-start debt premium	—	238	238		—	253	253

Total debt	$61,543	$675,393	$736,936		$52,585	$681,312	$733,897

(1)	Interest on such credit facilities is at the London inter-bank offered rate (LIBOR) plus 5.00%. There is an additional utilization fee of 3.00% per annum for each day the amount drawn, including amounts related to letters of credit, exceeds 50% of the total amount available. The three month LIBOR rate was 0.3% for the periods ending March 31, 2010 and December 31, 2009, respectively.

(2)	In December 2009, the Company entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels. The Company was in compliance with this covenant as of March 31, 2010 and December 31, 2009.

(3)	The Company was in compliance with its maximum consolidated leverage ratio covenant as of March 31, 2009 and June 30, 2009. In August 2009, the Company entered into an amendment whereby the maximum consolidated leverage was increased from 4.5:1 to 5.0:1 for the fiscal quarter ended September 30, 2009. The Company was not in compliance with this consolidated leverage ratio covenant at September 30, 2009 due to the negative impact on calculated EBITDA of the increase in value of the embedded derivative associated with the 8.125% Debentures which was primarily the result of an increase in the Company’s stock price. The Company received an amendment retroactive to September 30, 2009 that amended the calculation retroactively and prospectively to exclude the effects of the change in the value of this embedded derivative. With this amendment, the Company was in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter. In December 2009, the Company entered into an amendment to increase the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to approximately $14.8 million with the reduced availability being restored when the Company is below the consolidated ratio levels that were in effect prior to this amendment. The Company was in compliance with this covenant as of December 31, 2009. On March 31, 2010, the Company received a waiver to the maximum consolidated leverage ratio as of March 31, 2010. Absent this waiver, the Company would not have been in compliance with this covenant as of March 31, 2010.

(4)	Holders of the Company’s 3% Debentures have the right to require the Company to repurchase the debentures in cash at par on each of January 15, 2014, January 15, 2017 and January 15, 2022.

(5)	Trico Marine Services, Inc. is a guarantor of the Senior Secured Notes and the Trico Shipping Working Capital Facility. This guarantee is subordinated to any obligations under the U.S. Credit Facility.
     Maturities of debt during the next five years and thereafter, based on debt amounts outstanding as of March 31, 2010, are as follows (in thousands):

	Amount
Due in one year	$61,543
Due in two years	46,960
Due in three years	129,477
Due in four years	1,258
Due in five years	400,625
Due in over five years	150,000	(1)

	789,863

Fresh-start debt premium	238
Unamortized discounts on Senior Secured Notes, 3% Debentures and 8.125% Debentures	(53,165)

Total debt	$736,936

(1)	Includes the $150.0 million of 3% Debentures that may be converted earlier but have stated maturity terms in excess of five years.
     $50 million U.S. Credit Facility. In January 2008, the Company entered into a $50 million three-year credit facility (as amended and restated, the “U.S. Credit Facility”) secured by an equity interest in direct material domestic subsidiaries, first preferred mortgage on vessels owned by Trico Marine Assets, Inc. and a pledge on the intercompany note due from Trico Supply AS to Trico Marine Operators, Inc. A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment to $35 million. In October 2009, $10 million of the proceeds from the sale of the Northern Challenger were used to permanently reduce the commitment under the facility to $25 million. The remaining commitment is reduced by $3.5 million for each quarter beginning September 1, 2010 with the debt having a final maturity on December 31, 2011. Interest is payable on the unpaid principal amount outstanding at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0% paid quarterly in arrears if the facility is more than 50% drawn.
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
     In October 2009, the definition of EBITDA used to calculate the Consolidated Leverage Ratio was amended to exclude any gains or losses related to the embedded derivative associated with the 8.125% Debentures. The change to this definition was made retroactive to September 30, 2009. Additionally in October 2009, the facility was amended to change the definition of Free Liquidity to exclude cash and cash equivalents held by Trico Supply and its subsidiaries, and added a collateral coverage requirement. The amendment also added certain limitations on our ability to pay amortization payments in cash on the 8.125% Debentures, the first payment of which is due August 1, 2010 such that the company cannot pay the amortizations in cash unless the amount of Free Liquidity (which includes any amounts available under this facility) was at least $25 million prior to the amortization payment.

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
     In April 2010, the U.S. Credit Facility was amended which (i) enabled the Company to re-borrow certain amounts used to cash collateralize letters of credit, (ii) provided that specified asset sales will not require a reduction in the Total Commitment (as defined in the U.S. Credit Facility), (iii) allowed the Company and its subsidiaries to make cash capital contributions and/or loans to joint ventures and other subsidiaries of the Company with the written consent of Nordea Bank Finland plc, New York Branch, provided that no written consent is necessary if the ultimate recipient of the proceeds is a credit party under and as defined in the Trico Shipping Working Capital Facility and (iv) updated a financial condition representation.
     For the period ending March 31, 2010, the Company was in compliance with all covenants with the exception of the consolidated leverage ratio covenant for which the Company received a waiver. Without this waiver, the Company would not have been in compliance with this covenant. Due to the recent amendments and waivers and the expectation that the Company, absent a waiver or amendment, does not expect to be in compliance with the consolidated leverage ratio at June 30, 2010, the full amount outstanding is classified as current as of March 31, 2010.
     The availability under the facility can also be used for the issuance of up to $5 million in letters of credit. As of March 31, 2010, the Company had outstanding letters of credit under the U.S. Credit Facility totaling $3.5 million with various expiration dates through December 2010 for (1) securing certain payment under vessel operating leases and for (2) payment of certain taxes in Trinidad and Tobago. Due to recent waivers which limited additional draws under the facility, no amounts were available under the facility at March 31, 2010.
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
     8.125% Debentures. On May 11, 2009, the Company entered into exchange agreements (the “Exchange Agreements”) with existing holders of its 6.5% senior convertible debentures due 2028 (the “6.5% Debentures”) party thereto as investors (the “Investors”). In accordance with the exchange (the “Exchange”) contemplated by the Exchange Agreements, on May 14, 2009 the Company exchanged $253.5 million in aggregate principal amount of its 6.5% Debentures (representing all of the outstanding 6.5% Debentures) for, in the aggregate, approximately $12.7 million in cash, 3,042,180 shares of the Company’s common stock (or warrants exercisable for $0.01 per share in lieu thereof) and $202.8 million in aggregate principal amount of the 8.125% Debentures.
     This Exchange was accounted for under modification accounting which required the Company to defer and amortize any change in value exchanged. The amount deferred was approximately $10 million and was reflected as a discount to the 8.125% Debentures, which being amortized under the effective interest method over the life of the 8.125% Debentures. This discount represented the fair value of the warrants and common shares of stock that were tendered in the Exchange. The warrants issued in the Exchange were required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document and were revalued each reporting period based upon the Company’s stock price each period they were outstanding. All warrants were exercised by December 2009. Additionally, the debt issue costs previously recorded for the 6.5% Debentures continue to be amortized over the life of the 8.125% Debentures and the new debt issue costs were expensed.

     The Company pays interest on the unpaid principal amount of the 8.125% Debentures at a rate of 8.125 percent per annum. The Company will pay interest semiannually on May 15 and November 15 of each year. Interest on the 8.125% Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from May 15, 2009.
     The 8.125% Debentures are subject to quarterly principal amortizing payments beginning August 1, 2010 of 5% of the aggregate principal amount per quarter, increasing to 14% of the aggregate principal amount per quarter beginning February 1, 2012 until the final payment on February 1, 2013 (the “Maturity Date”). The Company has the right to elect at each payment date whether to pay principal installments in common stock, subject to certain limitations, or cash. Separate from and prior to the Company’s election, a majority of the holders of the 8.125% Debentures can elect to have the payment of all or any portion of an installment of principal deferred until the Maturity Date. The 8.125% Debentures are also subject to mandatory prepayments, applied on a pro-rata basis, related to net cash proceeds of asset sales. Asset sales of greater than $5 million require a prepayment equal to 50% of net cash proceeds. Net cash proceeds exclude among other items, required repayment of debt. Asset sales between $0.5 million and $5 million do not require a prepayment of the 8.125% Debentures unless total gross proceeds of all asset sales between $0.5 million and $5 million exceed $10 million in any given year based on issuance date of the 8.125% Debentures. If the total gross proceeds of asset sales between $0.5 million and $5 million during any given year exceed $10 million, a prepayment of 50% of net cash proceeds is required for all completed asset sales. After each twelve month period, the cumulative amount of total gross proceeds is reduced by $5 million for calculation purposes. The Company has the option to redeem the 8.125% Debentures at par plus accrued interest on or after May 1, 2011, if the trading price of the common stock exceeds 135% of the conversion price (currently $14.00 per share), subject to adjustment, for 20 consecutive tracking days.
     The holders of the 8.125% Debentures have the option at any time to convert the 8.125% Debentures into the requisite number of shares of common stock at any time. Holders who convert after May 1, 2011 are entitled to receive, in addition to the shares due upon conversion, a cash payment equal to the present value of remaining interest payments until final maturity. Holders of the 8.125% Debentures are entitled to require the Company to repurchase the debentures at par plus accrued interest in the event of certain fundamental change transactions. For more information regarding the conversion, redemption, and repurchase options of the 8.125% Debentures, see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The conversion feature associated with the 8.125% Debentures is considered an embedded derivative as defined in the derivative instrument and hedging activities authoritative guidance. Under this guidance, the Company is required to bifurcate the conversion option as its fair value is not “clearly and closely” related to the debt host as the make-whole interest is based on the treasury bond rate. This embedded derivative is recorded at fair value on the date of issuance. The estimated fair value of the derivative on the date of issuance was $4.7 million, which was recorded as a non-current derivative liability on the balance sheet with the offset recorded as a discount on the 8.125% Debentures. The derivative liability must be marked-to-market each reporting period with changes to its fair value recorded in the consolidated statement of income as other income (expense) and the discount being accreted through an additional non-cash charge to interest expense over the term of the debt. See Note 6 for further discussion on the derivative liability.
     The 8.125% Debentures and the shares of common stock issuable upon the conversion of the 8.125% Debentures have not been registered because the Company sold the 8.125% Debentures to the investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     The 8.125% Debentures are senior secured obligations of the Company, rank senior to all other indebtedness of the Company with respect to the collateral (other than indebtedness secured by permitted liens on the collateral), rank on parity in right of payment with all other senior indebtedness of the Company, and rank senior in right of payment to all subordinated indebtedness of the Company. The 8.125% Debentures shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the 8.125% Debentures. The 8.125% Debentures are secured by a perfected security interest in certain assets of the Company and its subsidiaries. These assets include, as of May 7, 2010, three SPSVs and nine OSVs and, among other assets, one of three intercompany notes between Trico Supply and Trico Other. The note that is pledged as security has an approximate principal amount of $163.1 million as of March 31, 2010 and is between Trico Supply AS (borrower) and Trico Marine Operators (lender). The two notes which are not pledged to the 8.125% Debentures are between Trico Shipping AS (borrower) and Trico Marine Services, Inc. (lender) with a principal amount of approximately $335.5 million as of March 31, 2010 and between Trico Supply AS (borrower) and Trico Marine Cayman LP (lender) with a principal amount of approximately $33.5 million as of March 31, 2010. These three intercompany notes do not include any subordination provisions among themselves but are each subordinated to the Senior Secured Notes.
     3% Debentures. In February 2007, the Company issued $150.0 million of its 3% Debentures. The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the offering were for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes. Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased. Effective January 1, 2009, the 3% Debentures were subject to new authoritative guidance.
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
     The 3% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. Should the holders of such debentures convert, the Company would pay the holders $1,000 in cash for each $1,000 in principal plus the number of shares of stock equal to the value of the conversion option in excess of $43.44 per share. For more information regarding the conversion and redemption options of the 3% Debentures, see Note 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The amount of interest cost recognized for the three months ending March 31, 2010 relating to both the contractual interest coupon and amortization of the discount on the liability component is $2.7 million compared to $2.5 million for the three months ending March 31, 2009. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 8.9% on these convertible notes.
     Senior Secured Notes. On October 30, 2009, our wholly-owned subsidiary Trico Shipping, issued $400.0 million aggregate principal amount of the Senior Secured Notes. These notes have a final bullet maturity of November 1, 2014 with no scheduled amortization payments. Interest is payable on May 1 and November 1 and accrues at a rate of 11.875%. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of Trico Supply AS, and its subsidiaries, including Trico Shipping, DeepOcean AS and CTC Marine Projects, Ltd. (the “Trico Supply Group”) and the proceeds from the sale of these assets. The Senior Secured Notes are guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS, and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc., Trico Marine Cayman L.P. and Trico Holdco LLC (the “Guarantors”) The Notes are pari passu in right of payment with all existing and future senior debt of Trico Shipping and the Guarantors (excluding Trico Marine Services) and senior to all existing and future subordinated debt of the Issuer and Guarantors (excluding Trico Marine Services), including any Intercompany Debt; except that debt under the U.S. Credit Facility will be senior in right of payment to the Company’s guarantee of the Senior Secured Notes. The Notes are subject to certain prepayment provisions related to sale of assets if the proceeds from these sales are not reinvested within six months. The Notes may be put to the company at 101% of face value in the event of a Change of Control as defined in the Indenture.
     The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness or paying dividends to the parent of Trico Supply unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of the additional indebtedness. The Notes also limit the ability of Trico Supply and its subsidiaries from paying interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage Ratio is less than 2.5:1. However, payments of up to $5 million by year to Trico Marine Services may be made for payment of general corporate, overhead and other expenses. As of March 31, 2010, payments in the amount of $1.1 million have been made by Trico Supply under this provision. These provisions do not prohibit the payment of any dividend or distribution to Trico Marine Services in an amount equal to any guarantee refunds received by the Company for the last four VS470 vessels currently under construction and the net cash proceeds received from the sale of the Northern Challenger, the Northern Clipper or the Northern Corona. The Northern Challenger and Northern Clipper were sold in the fourth quarter of 2009 and the Northern Corona was sold subsequent to March 31, 2010.
     The indenture provides that each of the following is an Event of Default: default for 30 days in the payment when due of interest; default in the payment when due (at maturity, upon redemption or otherwise) of the principal of, or premium, if any, on, the Senior Secured Notes; failure for 60 days after notice to the borrower by the Trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding voting as a single class to comply with any of the other agreements in the indenture governing the Senior Secured Notes or any security document or the occurrence of any event of default under any mortgage, equipment pledge or other security document; default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness, if that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more; a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; if certain significant subsidiaries within the meaning of the bankruptcy law commences a voluntary case, consents in writing to the entry of an order for relief against it in an involuntary case, consents in writing to the appointment of a Custodian of it or for all or substantially all of its property, makes a general assignment for the benefit of its creditors, or admits in writing it generally is not paying its debts as they become due; or any entity that is organized under the laws of Norway will have failed to duly file its audited financial statements for the fiscal year 2008 in accordance with the laws of the Kingdom of Norway prior to January 15, 2010. (All of these reports were filed prior to January 15, 2010.)
     If any Event of Default occurs and is continuing, the Trustee, by notice to the Company, or the Holders of at least 25% in principal amount of the then outstanding Senior Secured Notes, by notice to the Company and the Trustee, may declare all the Senior Secured Notes to be due and payable immediately.
     Within 210 days of the issuance date of the Senior Secured Notes (October 30, 2009), the Company is to file a registration statement with the SEC to effect the exchange of the issued notes for replacement notes covered by the registration statement and not subject to restrictions on transfer. If the registration statement is not effective within 270 days of the original issuance date of the Senior Secured Notes, which may be extended in certain circumstances, the Company will be required to pay additional interest on the Senior Secured Notes of 0.25% per annum initially up to a maximum of 0.50% per annum.
     Trico Shipping Working Capital Facility. In conjunction with the issuance of the Senior Secured Notes, the Company entered into the Trico Shipping Working Capital Facility with Trico Shipping as the borrower. This facility will expire on December 31, 2011. In conjunction with the amendment executed in March 2010, the total commitment was reduced to $26.0 million with quarterly amortizations of $3.3 million beginning July 1, 2010. Interest is payable on the outstanding principal amount at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0%, payable quarterly in arrears, if the facility is more than 50% drawn. Up to $10 million of the facility may be used for letters of credit and replaced existing letter of credit facilities currently used by CTC and Deep Ocean. This facility shares in the collateral with the Senior Secured Notes and does not have financial covenants. This facility cross-defaults to both the Senior Secured Notes and the U.S. Credit Facility.
     As of March 31, 2010, the Company had outstanding letters of credit under the Trico Shipping Working Capital Facility of $5.7 million with various expiration dates through October 2010 for securing performance under certain subsea services contracts.
     The Trico Shipping Working Capital Facility subjects the Company’s subsidiaries that are parties to the agreement to certain customary non-financial covenants including, but not limited to, affirmative and negative covenants. Payments under the Trico Shipping Working Capital Facility may be accelerated following certain events of default, including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, occurrence of certain changes of control, and defaults under other debt agreements which permit the holders to declare the indebtedness due and payable prior to stated maturity provided the aggregate amount of indebtedness affected is at least $10 million. The Trico Shipping Working Capital Facility also cross defaults to the U.S. Credit Facility. In March 2010, the Company received a waiver of the requirement that its annual financial statements contain an unqualified auditors’ opinion without an explanatory paragraph in regards to going concern. The waiver limited the aggregate amount of loans to the amount then outstanding and there are currently no funds available to be drawn under the facility. The amount of availability under the facility decreases by $3.3 million per quarter beginning July 1, 2010.
     6.11% Notes. In 1999, Trico Marine International issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $5.7 million is outstanding at March 31, 2010. The notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.
     The Company’s capitalized interest totaled $3.2 million for the three month period ended March 31, 2010 and $4.8 million for the three month period ended March 31, 2009.

6. Derivative Instruments
     As discussed in Note 5, the Company’s 8.125% Debentures provide the holder with a conversion option, which if exercised after May 15, 2011, entitles the holder to a make-whole interest payment that is indexed to the U.S. Treasury Rate. Because the terms of this embedded option are not clearly and closely related to the debt instrument, it represents an embedded derivative that must be accounted for separately. Under authoritative guidance for derivative instruments and hedging activities, the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of operations. The conversion option in the Company’s 3% Debentures is settled in cash and potentially stock and therefore is not required to be separately accounted for as a derivative as the value of the consideration is determined solely by the price of the stock. The warrants issued in the Exchange were also derivative instruments and required to be recorded as a liability due to the net-cash settlement terms included in the Exchange document. Changes in fair value were re-measured in each subsequent period based upon the Company’s stock price each quarter the warrants were outstanding. All of the warrants were exercised in 2009 and are no longer outstanding.
     For the debentures, the estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions (see Note 7 for further discussion). The 6.5% Debentures were exchanged for the 8.125% Debentures in May 2009. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.1% on the 8.125% Debentures and yielded approximately 11.2% on the 6.5% Debentures. The reduction in the Company’s stock price as well as the passage of time are the primary factors influencing the change in value of the derivatives and their impact on the Company’s net income (loss). Any increase in the Company’s stock price will result in non-cash unrealized losses being recognized in future periods for the debentures and such amounts could be material.
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

	Liability Derivative
	March 31, 2010		December 31, 2009
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under Accounting Guidance	Location	Value	Location	Value
Other contract - 8.125% Debentures	Long-term derivative	$722	Long-term derivative	$6,003

Total derivatives		$722		$6,003

Derivatives Not
Designated as Hedging	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivative
Instruments under	Recognized in Income	Three Months Ended March 31,
Accounting Guidance	on Derivative	2010	2009
Other contract	Unrealized gain on mark-to-market of embedded derivative - 6.5% Debentures	$—	$939

Other contract	Unrealized gain on mark-to-market of embedded derivative - 8.125% Debentures	5,281	—

		$5,281	$939

7. Fair Value Measurements
     On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities. We had no required fair value measurements for non-financial assets and liabilities in 2010 and no required additional disclosures upon adoption.
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
     Financial liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at March 31, 2010 Using Fair Value
	Hierarchy
	Fair Value as of
	March 31, 2010	Level 1	Level 2	Level 3
Liabilities
Long-term derivative (8.125% Debentures)	$722	$—	$—	$722

	$722	$—	$—	$722

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
     The carrying amounts and fair values of debt were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Carrying amount	$736,936	$733,897
Fair value	636,818	687,401
     As discussed in Note 6, the Company’s conversion feature contained in its 8.125% Debentures and the prior 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model. The assumptions used in the valuation model for the 8.125% Debentures as of March 31, 2010 include the Company’s stock closing price of $2.32 on such date, expected volatility of 60%, a discount rate of 30.0% and a United States Treasury Bond Rate of 1.40% for the time value of options. Assumptions used in the valuation model for the 6.5% Debentures as of March 31, 2009 included the Company’s stock closing price of $2.10, expected volatility of 60%, a discount rate of 25.0% and a United States Treasury Bond Rate of 1.45% for the time value of options. As of December 31, 2009, there were no assumptions used in the valuation model for the 6.5% Debentures as they were exchanged for the 8.125% Debentures in May 2009. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

	8.125%	6.5%
	Debentures	Debentures
Balance on December 31, 2008	$—	$1,119
Unrealized (gain) loss for 2009	1,278	(436)
Final valuation of 6.5% Debentures due to exchange for 8.125% Debentures	—	(683)
Issuance of long-term derivative (8.125% Debentures)	4,725	—

Balance on December 31, 2009	$6,003	$—
Unrealized gain for 2010	(5,281)	—

Balance on March 31, 2010	$722	$—

8. Earnings (Loss) Per Share
     Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic EPS
Net loss attributable to Trico Marine Services, Inc.	$(78,549)	$(747)

Weighted-average shares of common stock outstanding:
Basic	20,691	16,711

Earnings per share:
Basic	$(3.80)	$(0.04)

Diluted EPS
Net loss attributable to Trico Marine Services, Inc.	$(78,549)	$(747)

Weighted-average shares of common stock outstanding:
Basic	20,691	16,711

Total	20,691	16,711

Earnings per share:
Diluted	$(3.80)	$(0.04)

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
     The Company’s 3% Debentures and 6.5% Debentures (through May 2009 only) were not dilutive as the average price of the Company’s common stock was less than the conversion price for each series of the debentures during the presented periods they were outstanding. As the principal amount for the 3% Debentures can only be settled in cash, they are not considered in the diluted earnings per share. Although the Company had the option of settling the principal amount of 6.5% Debentures in either cash, stock or a combination of both, management’s intention at that time was to settle the amounts when converted with available cash on hand, through borrowings under the Company’s existing lines of credit or other refinancing as necessary.
9. Other Comprehensive Income (Loss)
     The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
		Shareholders of
		Trico Marine	Noncontrolling
	Total	Services, Inc.	Interests	Total
Net income (loss)	$(78,549)	$(747)	$750	$3
Foreign currency translation gain (loss)	6,331	13,090	—	13,090
Amortization of unrecognized actuarial gains	89	97	—	97

Total comprehensive income (loss)	$(72,129)	$12,440	$750	$13,190

10. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 14 to the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K. Net loss for the three months ended March 31, 2010 included $0.4 million, of stock-based compensation costs compared to $0.7 million for the same three month period of 2009. The Company records all of its stock based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2010, there was $1.4 million of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 0.8 years. The Company expects that its total fixed stock-based compensation expense for the year ended December 31, 2010 will total approximately $1.5 million.
     As SARs provide the participant the right to receive a cash payment only when the SARs are exercised, they will be classified as liabilities and the fair value will be measured in each subsequent reporting period with changes in fair value reflected as a component of stock-based compensation costs in the Statements of Operations. See below for the updated assumptions as of March 31, 2010.

	SARs
	Vested Ratably	Cliff Vested
Fair Value at March 31, 2010	$1.11	$1.10

Expected Term	3.5	4.0
Expected Volatility	60%	55%
Risk-Free Interest Rate	1.82%	2.05%
Expected Dividend Distributions	N/A	N/A

11. Taxes
     The Company’s income tax expense/(benefit) for the three months ended March 31, 2010 was $22.9 million compared to $(15.0) million for the comparable prior year period. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax expense/(benefit) for the three month period ending March 31, 2010 differs from that under the statutory rate primarily due to nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 5, the one-time expense related to the Norwegian Supreme Court ruling on February 12, 2010 (described below) and state and foreign taxes. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At March 31, 2009, the Company’s tax benefit differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009 (described below), the Company’s permanent reinvestment of foreign earnings and state and foreign taxes.
     Since the Company currently has no U.S. operations, the history of negative earnings from these operations and the emphasis to expand the Company’s presence in growing international markets constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets, including the current deferred tax assets, as of March 31, 2010. The Company will use cumulative profitability and future income projections as key indicators to substantiate subsequent release of the valuation allowance. This will result in an increase in additional paid-in-capital at the time the valuation allowance is reduced. If the Company’s future U.S. operations are profitable, it is possible the Company will release the valuation allowance at some future date.
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
     The accounting for income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2009, the Company recognized $2.4 million in uncertain tax positions and $2.0 million in penalties and interest. During the three months ended March 31, 2010, the Company recognized $0.2 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process. This new tonnage tax regime was applied retroactively to January 1, 2007 and is similar to other European Union tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, is exempt from ordinary corporate income tax and subjected to a tonnage-based tax. Unlike the previous regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provides for a tax exemption on profits earned after January 1, 2007.
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that are in the current regime, and enter into the new regime, will be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Under the original provisions, two-thirds of the liability (NOK 251 million, $42.0 million at March 31, 2010) was payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $21.1 million at March 31, 2010) can be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in the first quarter of 2009 earnings of $18.6 million related to the change. Although qualifying expenditures are still required, there is no time constraint to make these expenditures before it would become payable to the Norwegian tax authorities.
     On February 12, 2010, the Norwegian Supreme Court ruled that the transitional rules, whereby the untaxed profits under the old regime became taxable upon entrance into the new regime, were unconstitutional. As a result, the Company received $9.3 million in cash refunds related to tax payments made in 2008 and 2009 pursuant to the transitional regime that was ruled unconstitutional. This refund and related interest was received by the Company in March 2010.

     As a result of the unconstitutionality ruling and lack of new tax regulations, the distribution tax regime in place prior to the 2008 Tonnage Tax Legislation is presumed to apply again. Consequently, the Company recorded a deferred tax liability of approximately $64.3 million as of March 31, 2010 related to the calculated gains under the transition rules. These taxes are not due until earnings are distributed from one of our Norwegian tonnage tax entities.
12. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$1,092	$1,022
Interest cost	236	251
Return on plan assets	(232)	(286)
Social security contributions	154	148
Recognized net actuarial loss	89	97

Net periodic benefit cost	$1,339	$1,232

     The Company’s contributions to the Norwegian defined benefit plans totaled $0.9 million for the three month period ended March 31, 2010. The Company’s contributions for the three month period ended March 31, 2009 totaled $0.7 million.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.2 million and $0.1 million for each of the three month periods ended March 31, 2010 and 2009, respectively.
13. Investment in Eastern Marine Services Limited
     Beginning January 1, 2010, in accordance with new authoritative guidance for variable interest entities, the Company no longer consolidates its investment in Eastern Marine Services Limited (EMSL). Because the Company holds a 49% ownership interest, EMSL is now accounted for under the equity method. There was no gain or loss recognized in connection with the deconsolidation of EMSL. As of March 31, 2010, EMSL currently has total assets of $24.9 million and equity of $23.9 million. EMSL generated revenues of $2.3 million and a net loss of $3.7 million for the quarter ended March 31, 2010.

14. Commitments and Contingencies
     General. In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At March 31, 2010 and December 31, 2009, the Company accrued for liabilities in the amount of approximately $3.1 million and $3.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, from time to time, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
     Saipem. Prior to their acquisition by the Company, CTC Marine entered into a sub-contract (“the Contract”) dated March 30, 2007 with Saipem S.p.A (“Saipem”), an Italian-registered company. Saipem had previously been contracted by oil and gas operator Terminale GNL Adriatico Srl (“ALNG”) to lay, trench and backfill an offshore pipeline in the northern Adriatic Sea. The Contract between Saipem and CTC Marine related to the trenching and backfilling work. Work on location commenced on February 13, 2008 and was completed on May 5, 2008. The project took longer than originally anticipated and the target depth of cover for the pipeline was not met for the whole of the route due to CTC Marine encountering significantly different soils on the seabed to those which had been identified in the geotechnical survey documentation. In conjunction with the acquisition of CTC in May of 2008, the Company recorded an asset in purchase accounting related to the estimated fair value of this claim as of the acquisition date. In the summer of 2008, CTC Marine submitted a contractual claim to Saipem in relation to the different soils. Saipem in turn made submissions to ALNG. ALNG rejected Saipem’s submission and Saipem has, in turn, refused to pay CTC Marine the additional sums. The Contract is governed by English law and specifies that disputes that are incapable of resolution must be referred to Arbitration before three Arbitrators under the International Chamber of Commerce (“ICC”) rules. Arbitration is a commercial rather than a court remedy. The decision of the Arbitral Tribunal is enforceable in the courts of all major nations.
     CTC Marine submitted a Claim to Arbitration on April 9, 2009 based upon the Contract for payment of 7.7 million Sterling plus interest and costs. Saipem sought an extension to the time for their answer and provided this on June 4, 2009, together with a Counterclaim for Liquidated Damages in terms of the Contract. CTC submitted its reply to the Counterclaim as well as amendments to the request. The Arbitration Tribunal of three, comprising one nomination from each side and an independent chairman has been convened and parties have agreed that the forum for the Arbitration be set in London. The Tribunal issued their schedule of the hearing to follow in August 2009 and both parties agreed. The timetable has been set with arbitration in June or July 2010. The amount due to the Company is reflected in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. While there can be no assurances of full recovery in arbitration, the Company intends to vigorously defend its claim for payment for services rendered and believes its position to be favorable at this time.
     Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 52.0 million Reais ($29.0 million at March 31, 2010). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of the Company. On April 13, 2009, the State Attorney’s Office filed its appeal with the Special Court of the Higher Administrative Tax Court. The Company filed its response on June 9, 2009. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of our competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 4.8 million Reais ($2.7 million at March 31, 2010). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to the Company in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
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
15. Segment Information
     We operate through three business segments: (i) subsea services (ii) subsea trenching and protection and (iii) towing and supply.

		Subsea
		Trenching
	Subsea	and	Towing and
	Services	Protection	Supply	Corporate	Total
			(In thousands)
Three Months Ended:
March 31, 2010
Revenues from Unaffiliated Customers	$55,630	$21,795	$18,289	$—	$95,714
Intersegment Revenues	1,034	—	2,260	—	3,294
Operating Loss	(7,843)	(1,989)	(1,508)	(7,106)	(18,446)
Loss Before Income Taxes	(11,937)	(3,322)	(33,157)	(7,273)	(55,689)

March 31, 2009
Revenues from Unaffiliated Customers	$58,647	$26,050	$37,122	$—	$121,819
Intersegment Revenues	685	—	—	—	685
Operating Loss	(5,478)	(3,236)	(459)	(6,998)	(16,171)
Income (Loss) Before Income Taxes and Noncontrolling Interests	(7,509)	(4,021)	(64)	(3,431)	(15,025)

16. Recent Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirements for fair value measurements. The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis. The update also clarifies that entities must provide (i) fair value measurement disclosures for each class of assets and liabilities and (ii) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, the update is effective for interim and annual periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for interim and annual periods beginning after December 15, 2010. The Company’s adoption did not have a material effect on the disclosures contained in its notes to the consolidated financial statements.
17. Supplemental Condensed Consolidating Financial Information
     On October 30, 2009, Trico Shipping issued the Senior Secured Notes. The Senior Secured Notes are unconditionally guaranteed on a senior basis by Trico Supply AS and each of the other direct and indirect parent companies of Trico Shipping (other than the Company) and by each direct and indirect subsidiary of Trico Supply AS other than Trico Shipping (collectively, the “Subsidiary Guarantors”). The Senior Secured Notes are also unconditionally guaranteed on a senior subordinated basis by the Company. The guarantees are full and unconditional, joint and several guarantees of the Senior Secured Notes. The Senior Secured Notes and the guarantees rank equally in right of payment with all of Trico Shipping’s and the Subsidiary Guarantors’ existing and future indebtedness and rank senior to all of Trico Shipping’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness. The Company’s guarantee ranks junior in right of payment to up to $50 million principal amount of indebtedness under the Company’s U.S. Credit Facility. All other subsidiaries of the Company, either direct or indirect, have not guaranteed the Senior Secured Notes (collectively, the “Non-Guarantor Subsidiaries”). Trico Shipping and the Subsidiary Guarantors and their consolidated subsidiaries are 100% owned by the Company.
     Under the terms of the indenture governing the Senior Secured Notes and the Trico Shipping’s Working Capital Facility, Trico Supply AS is restricted from paying dividends to its parent, and Trico Supply AS and its restricted subsidiaries (including Trico Shipping) are restricted from making intercompany loans to the Company and its subsidiaries (other than Trico Supply AS and its restricted subsidiaries).
     The following tables present the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the condensed consolidating statements of operations for the three months ended March 31, 2010 and 2009 and the consolidating statements of cash flows for the periods ended March 31, 2010 and 2009 of (i) the Company (ii) Trico Shipping, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries, and (v) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries.
     The additional tables represent consolidating information for the Trico Supply Group as follows: the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009 and the condensed consolidating statements of operations and of cash flows for the three months ended March 31, 2010 and 2009 of (i) Trico Shipping, (ii) the Subsidiary Guarantors, excluding the parent companies of Trico Supply AS, and (iii) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries. The purpose of these tables is to provide the financial position, results of operations and cash flows of the group of entities which own substantially all of the collateral securing the Senior Secured Notes and are subject to the restrictions of the indenture. For purposes if this presentation, investments in consolidated subsidiaries are accounted for under the equity method.
     Prior periods have been prepared to conform to the Company’s current organizational structure.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2010

						Consolidated
	Parent Guarantor	Issuer				(Trico Marine
	(Trico Marine	(Trico	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
			(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,994	$16,765	$4,206	$—	$31,965
Restricted cash	—	—	1,562	1,027	—	2,589
Accounts receivable, net	—	13,983	46,638	26,952	—	87,573
Prepaid expenses and other current assets	227	426	18,282	(25)	—	18,910
Assets held for sale	—	13,224	—	693	—	13,917

Total current assets	227	38,627	83,247	32,853	—	154,954

Net property and equipment, net	—	79,829	555,928	61,984	—	697,741

Intercompany receivables (debt and other payables)	338,486	(143,822)	(307,514)	112,850	—	—
Intangible assets	—	—	110,868	—	—	110,868
Other assets	4,783	3,614	21,754	6,857	—	37,008
Investments in subsidiaries	17,161	180,785	(333,699)	13,058	135,752	13,057

Total assets	$360,657	$159,033	$130,584	$227,602	$135,752	$1,013,628

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$40,224	$20,000	$61	$1,258	$—	$61,543
Accounts payable	—	247	31,872	9,241	—	41,360
Accrued expenses	373	2,420	55,933	19,118	—	77,844
Accrued interest	7,168	20,108	—	153	—	27,429
Income taxes payable	134	—	8,967	1,293	—	10,394
Other current liabilities	49	—	—	—	—	49

Total current liabilities	47,948	42,775	96,833	31,063	—	218,619

Long-term debt	284,261	386,460	35	4,637	—	675,393
Long-term derivative	722	—	—	—	—	722
Deferred income taxes	—	63,098	17,583	—	—	80,681
Other liabilities	38	396	8,978	1,113	—	10,525

Total liabilities	332,969	492,729	123,429	36,813	—	985,940

Commitments and contingencies

Total equity	27,688	(333,696)	7,155	190,789	135,752	27,688

Total liabilities and equity	$360,657	$159,033	$130,584	$227,602	$135,752	$1,013,628

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2010 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(3)	Trico Supply Group

ASSETS
Current assets:
Cash and cash equivalents	$10,994	$16,765	$—	$27,759
Restricted cash	—	1,562	—	1,562
Accounts receivable, net	13,983	46,638	—	60,621
Prepaid expenses and other current assets	426	18,282	—	18,708
Assets held for sale	13,224	—	—	13,224

Total current assets	38,627	83,247	—	121,874

Net property and equipment, net	79,829	555,928	—	635,757

Intercompany receivables (debt and other payables)	(143,822)	(307,514)	(34,133)	(485,469)
Intangible assets	—	110,868	—	110,868
Other assets	3,614	21,754	6,884	32,252
Investments in subsidiaries	180,785	(333,699)	152,914	—

Total assets	$159,033	$130,584	$125,665	$415,282

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$20,000	$61	$—	$20,061
Accounts payable	247	31,872	—	32,119
Accrued expenses	2,420	55,933	—	58,353
Accrued interest	20,108	—	—	20,108
Income taxes payable	—	8,967	—	8,967

Total current liabilities	42,775	96,833	—	139,608

Long-term debt	386,460	35		386,495
Deferred income taxes	63,098	17,583	—	80,681
Other liabilities	396	8,978	—	9,374

Total liabilities	492,729	123,429	—	616,158

Commitments and contingencies

Total equity	(333,696)	7,155	125,665	(200,876)

Total liabilities and equity	$159,033	$130,584	$125,665	$415,282

(1)	All subsidiaries of the Parent that are providing guarantees including Trico Holding LLC and Trico Marine Cayman L.P., Trico Supply AS, and all subsidiaries below Trico Supply AS and Issuer.

(2)	All subsidiaries of the Parent that are not providing guarantees including Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Servicios Maritimos Ltda., Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Marine Cayman L.P. and Trico Holding LLC that are not part of the Credit Group and investment in subsidiary balances between Issuer and Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
				(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,617	$37,573	$12,791	$—	$52,981
Restricted cash	—	—	2,853	777	—	3,630
Accounts receivable, net	—	7,184	64,294	27,122	—	98,600
Prepaid expenses and other current assets	503	—	18,006	252	—	18,761
Assets held for sale	—	12,945	—	2,278	—	15,223

Total current assets	503	22,746	122,726	43,220	—	189,195

Net property and equipment, net	—	81,524	567,449	79,184	—	728,157

Intercompany receivables (debt and other payables)	339,476	(138,531)	(317,794)	116,849	—	—
Intangible assets	—	—	116,471	—	—	116,471
Other assets	5,504	6,729	20,688	9,515	—	42,436
Investments in subsidiaries	86,748	169,285	(312,485)	—	56,452	—

Total assets	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$31,240	$20,087	$—	$1,258	$—	$52,585
Accounts payable	—	2,159	32,834	10,968	—	45,961
Accrued expenses	472	2,816	68,886	16,816	—	88,990
Accrued interest	4,198	8,442	32	66	—	12,738
Foreign taxes payable	—	4,285	309	—	—	4,594
Income taxes payable	134	—	8,124	924	—	9,182
Other current liabilities	104	—	—	—	—	104

Total current liabilities	36,148	37,789	110,185	30,032	—	214,154

Long-term debt	290,688	385,972	—	4,652	—	681,312
Long-term derivative	6,003	—	—	—	—	6,003
Foreign taxes payable	—	30,376	1,510	—	—	31,886
Deferred income taxes	—	(375)	19,594	—	—	19,219
Other liabilities	79	476	9,314	1,488	—	11,357

Total liabilities	332,918	454,238	140,603	36,172	—	963,931

Commitments and contingencies

Total equity	99,313	(312,485)	56,452	212,596	56,452	112,328

Total liabilities and equity	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(3)	Trico Supply Group

ASSETS

Current assets:
Cash and cash equivalents	$2,617	$37,573	$—	$40,190
Restricted cash	—	2,853	—	2,853
Accounts receivable, net	7,184	64,294	—	71,478
Prepaid expenses and other current assets	—	18,006	—	18,006
Assets held for sale	12,945	—	—	12,945

Total current assets	22,746	122,726	—	145,472

Net property and equipment, net	81,524	567,449	—	648,973

Intercompany receivables (debt and other payables)	(138,531)	(317,794)	(34,133)	(490,458)
Intangible assets	—	116,471	—	116,471
Other assets	6,729	20,688	9,542	36,959
Investments in subsidiaries	169,285	(312,485)	143,200	—

Total assets	$141,753	$197,055	$118,609	$457,417

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$20,087	$—	$—	$20,087
Accounts payable	2,159	32,834	—	34,993
Accrued expenses	2,816	68,886	—	71,702
Accrued interest	8,442	32	—	8,474
Foreign taxes payable	4,285	309	—	4,594
Income taxes payable	—	8,124	—	8,124

Total current liabilities	37,789	110,185	—	147,974

Long-term debt	385,972	—		385,972
Foreign taxes payable	30,376	1,510	—	31,886
Deferred income taxes	(375)	19,594	—	19,219
Other liabilities	476	9,314	—	9,790

Total liabilities	454,238	140,603	—	594,841

Commitments and contingencies

Total equity	(312,485)	56,452	118,609	(137,424)

Total liabilities and equity	$141,753	$197,055	$118,609	$457,417

(1)	All subsidiaries of the Parent that are providing guarantees including Trico Holdco LLC and Trico Marine Cayman L.P., Trico Supply AS, and all subsidiaries below Trico Supply AS and Issuer.

(2)	All subsidiaries of the Parent that are not providing guarantees including Trico Marine Assets, Inc., Trico Marine Operators, Inc., Trico Servicios Maritimos Ltda., Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Marine Cayman L.P. and Trico Holding LLC that are not part of the Credit Group and investment in subsidiary balances between Issuer and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)

	(in thousands, except per share amounts)
Revenues	$—	$9,332	$73,309	$13,628	$(555)	$95,714

Operating expenses:
Direct operating expenses	—	6,330	62,849	10,530	(555)	79,154
General and administrative	1,005	506	8,246	8,300	—	18,057
Depreciation and amortization	—	2,256	13,562	1,995	—	17,813
(Gain) loss on sales of assets	—	155	—	(1,019)	—	(864)

Total operating expenses	1,005	9,247	84,657	19,806	(555)	114,160

Operating income (loss)	(1,005)	85	(11,348)	(6,178)	—	(18,446)

Interest expense, net of amounts capitalized	(8,828)	(16,196)	(3,436)	(174)	6,280	(22,354)
Interest income	1,897	2,840	968	1,504	(6,280)	929
Unrealized gain on mark-to-market of embedded derivative	5,281	—	—	—	—	5,281
Other income (expense), net (3)	—	(13,313)	(6,217)	(1,569)		(21,099)
Equity income (loss) in investees, net of tax	(75,894)	(2,039)	(47,800)	—	125,733	—

Income (loss) before income taxes	(78,549)	(28,623)	(67,833)	(6,417)	125,733	(55,689)

Income tax expense (benefit)	—	21,216	(1,045)	2,689	—	22,860

Net income (loss) attributable to the respective entity	$(78,549)	$(49,839)	$(66,788)	$(9,106)	$125,733	$(78,549)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(4)	Trico Supply Group

Revenues	$9,332	$73,309	$—	$82,641

Operating expenses:
Direct operating expenses	6,330	62,849	—	69,179
General and administrative	506	8,246	—	8,752
Depreciation and amortization	2,256	13,562	—	15,818
Gain on sales of assets	155	—	—	155

Total operating expenses	9,247	84,657	—	93,904

Operating income (loss)	85	(11,348)	—	(11,263)

Interest expense, net of amounts capitalized	(16,196)	(3,436)	(306)	(19,938)
Interest income	2,840	968	—	3,808
Other income (expense), net	(13,313)	(6,217)	—	(19,530)
Equity income (loss) in investees, net of tax	(2,039)	(47,800)	49,839	—

Income (loss) before income taxes	(28,623)	(67,833)	49,533	(46,923)

Income tax expense (benefit)	21,216	(1,045)	—	20,171

Net income (loss)	$(49,839)	$(66,788)	$49,533	$(67,094)

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include an equity method investment in Eastern Marine Service Limited (“EMSL”).

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)

	(in thousands, except per share amounts)
Revenues	$—	$20,580	$77,220	$33,039	$(9,020)	$121,819

Operating expenses:
Direct operating expenses	—	11,699	69,407	26,402	(9,020)	98,488
General and administrative	1,150	236	11,114	8,939	—	21,439
Depreciation and amortization	—	2,626	11,314	4,132	—	18,072
(Gain) loss on sales of assets	—	—	(9)	—	—	(9)

Total operating expenses	1,150	14,561	91,826	39,473	(9,020)	137,990

Operating income (loss)	(1,150)	6,019	(14,606)	(6,434)	—	(16,171)

Interest expense, net of amounts capitalized	(9,103)	(6,168)	(2,293)	(1,018)	7,668	(10,914)
Interest income	3,307	128	3,172	2,133	(7,668)	1,072
Unrealized gain on mark-to-market of embedded derivative	939	—	—	—	—	939
Gain on conversions of debt	10,779	—	—	—	—	10,779
Other income (expense), net	—	(79)	(732)	81	—	(730)
Equity income (loss) in investees, net of tax	(2,120)	(3,633)	18,646	—	(12,893)	—

Income (loss) before income taxes	2,652	(3,733)	4,187	(5,238)	(12,893)	(15,025)

Income tax expense (benefit)	3,399	(18,743)	(8,710)	9,026	—	(15,028)

Net income (loss)	(747)	15,010	12,897	(14,264)	(12,893)	3
Less: Net (income) loss attributable to noncontrolling interest (3)	—	—	—	(750)	—	(750)

Net income (loss) attributable to the respective entity	$(747)	$15,010	$12,897	$(15,014)	$(12,893)	$(747)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(4)	Trico Supply Group

Revenues	$20,580	$77,220	$—	$97,800

Operating expenses:
Direct operating expenses	11,699	69,407	—	81,106
General and administrative	236	11,114	—	11,350
Depreciation and amortization	2,626	11,314	—	13,940
Gain on sales of assets	—	(9)	—	(9)

Total operating expenses	14,561	91,826	—	106,387

Operating income (loss)	6,019	(14,606)	—	(8,587)

Interest expense, net of amounts capitalized	(6,168)	(2,293)	(448)	(8,909)
Interest income	128	3,172	—	3,300
Other income (expense), net	(79)	(732)	—	(811)
Equity income (loss) in investees, net of tax	(3,633)	18,646	(15,013)	—

Income (loss) before income taxes	(3,733)	4,187	(15,461)	(15,007)

Income tax expense (benefit)	(18,743)	(8,710)	—	(27,453)

Net income (loss)	$15,010	$12,897	$(15,461)	$12,446

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Marine Cayman L.P. and Trico Holdco, LLC that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)

	(in thousands)
Net cash provided by (used in) operating activities	$197	$(15,684)	$15,272	$(3,810)		$(4,025)

Cash flows from investing activities:
Purchases of property and equipment	(3)	(11)	(14,591)	(247)	—	(14,852)
Proceeds from sales of assets		—		2,800		2,800
Return on equity investment in investee	2,219	—	—	—	(2,219)	—
Dividend from unconsolidated affiliate	—	—	—	980	—	980
Investment in unconsolidated affilates	—	—	—	(5,839)	—	(5,839)
Decrease (increase) in restricted cash	—	—	1,248	(250)	—	998

Net cash provided by (used in) investing activities	2,216	(11)	(13,343)	(2,556)	(2,219)	(15,913)

Cash flows from financing activities:
Repayments of revolving credit facilities	(168)	—	(38)	—	—	(206)
Borrowings (repayments) on debt between subsidiaries, net	1,500	8,000	(9,500)	—	—	—
Capital contributions	(3,745)	16,316	(12,571)	—	—	—
Dividend to parent	—	—	—	(2,219)	2,219	—

Net cash provided by (used in) financing activities	(2,413)	24,316	(22,109)	(2,219)	2,219	(206)

Effect of exchange rate changes on cash and cash equivalents	—	(244)	(628)	—	—	(872)

Net increase (decrease) in cash and cash equivalents	—	8,377	(20,808)	(8,585)	—	(21,016)

Cash and cash equivalents at beginning of period	—	2,617	37,573	12,791	—	52,981

Cash and cash equivalents at end of period	$—	$10,994	$16,765	$4,206	$—	$31,965

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Credit Group

Net cash provided by (used in) operating activities	$(15,684)	$15,272	$(412)

Cash flows from investing activities:
Purchases of property and equipment	(11)	(14,591)	(14,602)
Decrease (increase) in restricted cash	—	1,248	1,248

Net cash provided by (used in) investing activities	(11)	(13,343)	(13,354)

Cash flows from financing activities:
Repayments of revolving credit facilities	—	(38)	(38)
Borrowings (repayments) on debt between subsidiaries, net	8,000	(9,500)	(1,500)
Capital contributions	16,316	(12,571)	3,745

Net cash provided by (used in) financing activities	24,316	(22,109)	2,207

Effect of exchange rate changes on cash and cash equivalents	(244)	(628)	(872)

Net increase (decrease) in cash and cash equivalents	8,377	(20,808)	(12,431)

Cash and cash equivalents at beginning of period	2,617	37,573	40,190

Cash and cash equivalents at end of period	$10,994	$16,765	$27,759

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)

	(in thousands)
Net cash provided by (used in) operating activities	$5,412	$11,994	$(18,851)	$(13,973)	$—	$(15,418)

Cash flows from investing activities:
Purchases of property and equipment	(360)	(1,196)	(17,105)	(896)	—	(19,557)
Proceeds from sales of assets	—	—	155	—	—	155
Return on equity investment in investee	9,898	—	—	—	(9,898)	—
Decrease (increase) in restricted cash	—	—	897	(238)	—	659

Net cash provided by (used in) investing activities	9,538	(1,196)	(16,053)	(1,134)	(9,898)	(18,743)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities	(14,950)	(12,457)	14,936	15,000	—	2,529
Dividend to parent	—	—	—	(9,898)	9,898	—
Contribution (dividend) from noncontrolling interest	—	—	2,284	(6,120)	—	(3,836)

Net cash provided by (used in) financing activities	(14,950)	(12,457)	17,220	(1,018)	9,898	(1,307)

Effect of exchange rate changes on cash and cash equivalents	—	340	1,019	—	—	1,359

Net increase (decrease) in cash and cash equivalents	—	(1,319)	(16,665)	(16,125)	—	(34,109)

Cash and cash equivalents at beginning of period	—	16,355	48,133	30,125	—	94,613

Cash and cash equivalents at end of period	$—	$15,036	$31,468	$14,000	$—	$60,504

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Credit Group

Net cash provided by (used in) operating activities	$11,994	$(18,851)	$(6,857)

Cash flows from investing activities:
Purchases of property and equipment	(1,196)	(17,105)	(18,301)
Proceeds from sales of assets	—	155	155
Increase in restricted cash	—	897	897

Net cash used in investing activities	(1,196)	(16,053)	(17,249)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities	(12,457)	14,936	2,479
Contribution from noncontrolling interest	—	2,284	2,284

Net cash provided by (used in) financing activities	(12,457)	17,220	4,763

Effect of exchange rate changes on cash and cash equivalents	340	1,019	1,359

Net decrease in cash and cash equivalents	(1,319)	(16,665)	(17,984)

Cash and cash equivalents at beginning of period	16,355	48,133	64,488

Cash and cash equivalents at end of period	$15,036	$31,468	$46,504

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, LLC, Trico Marine Cayman L.P., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.
18. Subsequent Events
     Asset Sales. In April 2010, an additional OSV and AHTS were sold for $15.6 million in net proceeds, a portion of which were used to repay indebtedness. These vessels were included in assets held for sale in the Balance Sheet at March 31, 2010.
     Amendments to U.S. Credit Facility. In April 2010, the Company entered into amendments to the U.S. Credit Facility which (i) enabled the Company to re-borrow certain amounts used to cash collateralize letters of credit, (ii) provided that specified asset sales will not require a reduction in the Total Commitment (as defined in the U.S. Credit Facility), (iii) allowed the Company and its subsidiaries to make cash capital contributions and/or loans to joint ventures and other subsidiaries of the Company with the written consent of Nordea Bank Finland plc, New York Branch, provided that no written consent is necessary if the ultimate recipient of the proceeds is a credit party under and as defined in the Trico Shipping Working Capital Facility and (iv) updated a financial condition representation.

     Delivery of Trico Star. In April 2010, the Company took delivery of the second VS-470 vessel built by Tebma shipyard.
     Interest Payment on Senior Secured Notes. The May 1, 2010 interest payment on the Senior Secured Notes of $24 million was paid as scheduled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Unless otherwise indicated, any reference to (i) “Notes” refers to the Notes to the Condensed Consolidated Financial Statements included herein, (ii) “Gulf of Mexico” refers to the U.S. Gulf of Mexico and (iii) “Mexico” refers to the Mexican Gulf of Mexico.
Cautionary Statements Regarding Forward-Looking Statements
     Certain statements made in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:
•	our ability to continue as a going concern

•	our ability to continue to make payments when due, and to comply with our obligations, under our credit facilities and our other indebtedness;

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development;

•	our ability to successfully or timely complete our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.
     You can generally identify forward-looking statements by such terminology as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “will be,” “will continue” or similar phrases or expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our ability to control or predict. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Actual results may vary materially from anticipated results for a number of reasons, including those stated under Item 1A. “Risk Factors” included in our 2009 Form 10-K and below in Part II, our reports and registration statements filed from time to time with the Securities and Exchange Commission and other announcements we make from time to time.

     All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements above. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. We caution investors not to place undue reliance on forward-looking statements.
Immediate Risks and Uncertainties
     Our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and we do not expect that we will be able to remain in compliance with our debt covenants. At March 31, 2010, we had available cash of $32 million. There can be no assurance that we will have sufficient funds to permit us to make the 8.125% Payment of approximately $8 million on or before May 15, 2010. Further, we have no availability under either our U.S. $50 million revolving credit facility (the “U.S. Credit Facility”) or Trico Shipping’s $33 million working capital facility (the “Trico Shipping Working Capital Facility”).
     We are pursuing measures to improve liquidity and our capital structure and are now in active discussions with various parties regarding potential transactions, including replacing our current U.S. Credit Facility and modifying the existing 8.125% Debenture to, among other things, defer amortization payments. We may need to, or as a result of those discussions, may choose to, avail ourselves of the 30-day grace period with respect to the approximately $8 million interest payment due on May 15, 2010 on our 8.125% Debentures. Our use of the grace period would not constitute an event of default under the indenture governing the 8.125% Debentures. Under the indenture governing the 8.125% Debentures, if we do not make the 8.125% Payment by June 15, 2010, the trustee under such indenture, or the holders of at least 25% in principal amount of the outstanding 8.125% Debentures, by notice to us, may declare the outstanding principal of and accrued but unpaid interest on all the 8.125% Debentures to be due and payable immediately. In addition, if the 8.125% Payment is not made on June 15, 2010 (irrespective of whether the amounts owing under the 8.125% Debentures are accelerated), then the administrative agents under the U.S. Credit Facility and the Trico Shipping Working Capital Facility may, upon written request by all the non-defaulting lenders thereto, declare the outstanding principal of and accrued but unpaid interest on the outstanding loans under such agreements to be due and payable. Following acceleration under the 8.125% Debentures, (i) the trustee under the indenture governing the Senior Secured Notes, or holders of at least 25% in principal amount of the outstanding Senior Secured Notes, may, by notice to Trico Shipping, declare the principal of and accrued but unpaid interest on the Senior Secured Notes to be due and payable immediately and (ii) the trustee under the indenture governing our 3% senior convertible debentures due 2027 (the “3% Debentures”), or holders of at least 25% in principal amount of the outstanding 3% Debentures, may provide us with a notice of default under the 3% Debentures and, if we fail to make the 8.125% Payment within 30 calendar days of such notice, such trustee or such holders of the 3% Debentures may, by notice to us, declare the principal of and accrued but unpaid interest on the 3% Debentures to be due and payable immediately. See Note 5.
     We will be unable to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the U.S. Credit Facility and the Trico Shipping Working Capital Facility if such indebtedness is accelerated. Please see “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A and “—Liquidity and Capital Resources” below.
Overview
     We are an integrated provider of subsea services, subsea trenching and protection services and offshore supply vessels (“OSVs”) to oil and natural gas exploration and production companies that operate in major offshore producing regions around the world. Our subsea operations, including technologically advanced and often proprietary services performed in demanding subsea environments, represented approximately 81% of our revenues for the first quarter of 2010. The remainder of our revenue is attributable to our legacy towing and supply business. We operate through three business segments: (i) subsea services (ii) subsea trenching and protection and (iii) towing and supply.
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
     For the remainder of 2010, we will continue to focus on the following key areas:
     Reduce our debt level and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to manage our cash flow to maintain compliance under our debt covenants and to meet our capital expenditure and debt service requirements.
     In order to meet our immediate debt service obligations requiring cash payments of approximately $8 million on May 15, 2010 and $32 million in November 2010, we are taking the following steps:
•	We have engaged a financial advisor and are pursuing measures to improve liquidity and our capital structure and are in active discussions with various parties regarding potential transactions, including replacing our current U.S. Credit Facility and modifying the existing 8.125% Debentures to, among other things, defer amortization payments. We may need to, or as a result of those discussions, may choose to, avail ourselves of the 30-day grace period with respect to the approximately $8 million interest payment due on May 15, 2010 on our 8.125% Debentures. Our use of the grace period would not constitute an event of default under the indenture governing the 8.125% debentures. Please see “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A.

•	We are conserving cash by minimizing capital expenditures and managing working capital.

•	We are pursuing the sale of additional vessels and other assets.

     Beyond managing our short-term liquidity needs, we will also work towards deleveraging our balance sheet as we manage cash flow and liquidity throughout the year.
     In addition, we have a centralized and disciplined approach to marketing and contracting our vessels and equipment to achieve less spot market exposure in favor of long-term contracts. The expansion of our subsea services activities is intended to have a stabilizing influence on our cash flow.
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
     Reduce exposure to a declining offshore towing and supply vessel business. Over time, we believe transitioning away from a low growth, commoditized towing and supply business toward specialized subsea services will result in improved operating results. As part of this transition, we are divesting non-core or underperforming towing and supply assets. In 2009, we sold eight OSVs, two PSVs, and one AHTS for aggregate proceeds of approximately $73 million. During the first quarter of 2010, we completed four vessel sales for aggregate consideration of $2.8 million. In April 2010, we sold two additional vessels, including one AHTS, for net proceeds of approximately $15.6 million. We will continue to look for opportunities to divest non-core or underperforming towing and supply assets. We will also continue to position our towing and supply vessels in markets where we believe we have a competitive advantage or that have positive fundamentals.
     Expand our presence in additional subsea services markets. In contrast to the overall market served by our traditional towing and supply business, we believe the subsea market is growing and will provide a higher rate of return on our services. We have increased our marketing efforts to expand our subsea services business in West Africa, the Asia Pacific Region, Brazil, the Middle East, the United States and Mexico. For the first quarter of 2010, our aggregate revenues in these markets represented 39% of our revenue in subsea operations. Through our legacy towing and supply business, we have strong relationships with important customers, such as a contractor of Pemex, Statoil and CNOOC, and an in-depth understanding of their bidding procedures, technical requirements and needs. We are leveraging this infrastructure to expand our subsea services and subsea trenching and protection businesses around the world.
     Invest in growth of our subsea fleet. We continually aim to improve our fleet’s capabilities in the subsea services area by focusing on more sophisticated next generation subsea vessels that will be attractive to a broad range of customers and can be deployed worldwide. We have contracted for the building of three new MPSVs (the Trico Star, Trico Service and Trico Sea), which are expected to be delivered in the second and fourth quarters of 2010 and the first quarter of 2011, respectively. Our remaining committed capital expenditures related to these vessels are approximately $33 million. We also lease many of the vessels used in our subsea services and subsea trenching and protection businesses. This gives us the opportunity to expand our business without large incremental capital expenditures, to match vessel capabilities with project requirements, and to benefit from periods of oversupply of vessels. We believe having an up-to-date and technologically advanced fleet is critical to our being competitive within the subsea services and subsea trenching and protection businesses. Finally, we invest in ROVs and subsea trenching and protection equipment such as the RT-1, the largest rock trencher in the world, and the UT-1, the most powerful jetting trencher in the world, further enhancing our capabilities. We view our future expenditures for such assets as discretionary in nature, and we will only undertake them to the extent we believe they are economically justified.

Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experiences different impacts from the current overall economic slowdown, crisis in the credit markets, and decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and the Asia Pacific Region and will continue to focus our efforts on increasing our market presence in those regions for the remainder of 2010. For 2010, we expect in general no significant change from 2009 in exploration and production spending, offshore drilling worldwide, and construction spending, but we anticipate overall subsea spending to increase based on unit growth in new subsea installation and a large base of installed units.
     Subsea Services. Although some projects were postponed as a result of volatile commodity prices, we did not have any contracts canceled in 2009. Some of these postponed projects will take place in 2010 and 2011. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe that the outlook for our subsea services will remain consistent with the levels of subsea spending occurring in 2009 as we have seen no material decline in pricing for subsea services contracts.
     Subsea Protection and Trenching. For the remainder of 2010, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We generally expect a weak market in the North Sea, but we believe there is an opportunity to develop a meaningful presence in emerging growth areas for this segment including the Asia Pacific Region, Australia, the Middle East, the Mediterranean and Brazil. In addition, this segment participates in the renewable energy industry which we expect as a result of worldwide “green” initiatives to grow in 2010 and beyond.
     Towing and Supply. During 2009, we experienced significant declines in utilization and day rates in the Gulf of Mexico and North Sea driven by reduced exploration and production spending as a result of low commodity prices coupled with an increased supply of newly built vessels. We have taken appropriate measures to reduce our cost structure as well as significantly reduce our presence in this segment. Our current view of the worldwide OSV market is that the combination of reduced customer spending on offshore drilling coupled with the likely level of newly built vessels to be delivered in the remainder of 2010 and in 2011 will cause prices and utilization in most markets, including the North Sea, Asia and Mexico, to remain very weak. We no longer have a presence in the OSV segment in the Gulf of Mexico.
Other Items
     Asset Sales. During the first quarter of 2010, we sold three OSVs and one SPSV for net proceeds of $2.8 million. The sale of these vessels did not require a debt prepayment. In April 2010, an additional OSV and AHTS were sold for $15.6 million in net proceeds which were partially used to repay or service indebtedness. These vessels were included in assets held for sale in the Balance Sheet at March 31, 2010.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as operating income or loss before depreciation and amortization, stock-based compensation, gain/loss on sale of assets and provision for doubtful accounts in respect of revenues earned in prior periods. Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
     We believe that the GAAP financial measure that adjusted EBITDA most directly compares to is operating income or loss. Because adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP, it should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.
     Adjusted EBITDA is a financial metric used by management (i) to monitor and evaluate the performance of our business operations, (ii) to facilitate management’s internal comparison of our historical operating performance of our business operations, (iii) to facilitate management’s external comparisons of the results of our overall business to the historical operating performance of our competitors, (iv) to analyze and evaluate financial and strategic planning decisions regarding future operating investments and acquisitions, which may be more easily evaluated in terms of adjusted EBITDA, (v) as a key metric in the calculation of awards under the Incentive Bonus Plan and (vi) to plan and evaluate future operating budgets and determine appropriate levels of operating investments.
     The following table reconciles adjusted EBITDA to operating income (loss) (in thousands):

	Three Months Ended March 31,
	2010	2009
Adjusted EBITDA	$(1,086)	$3,109
Depreciation and Amortization	(17,813)	(18,072)
Stock-Based Compensation	(411)	(724)
Gain on Sale of Assets	864	9
Provision for Doubtful Accounts	—	(493)

Operating Loss	$(18,446)	$(16,171)

Results of Operations
     The following table summarizes our consolidated results of operations for the three month period ending March 31, 2010 and 2009 (in thousands, except percentages).

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenues:
Subsea services	$55,630	$58,647	$(3,017)	(5)%
Subsea trenching and protection	21,795	26,050	(4,255)	(16)%
Towing & supply	18,289	37,122	(18,833)	(51)%

Total revenues	95,714	121,819	(26,105)	(21)%
Operating income (loss):
Subsea services	(7,843)	(5,478)	(2,365)	43%
Subsea trenching and protection	(1,989)	(3,236)	1,247	(39)%
Towing & supply	(1,508)	(459)	(1,049)	229%
Corporate	(7,106)	(6,998)	(108)	2%

Total operating loss	(18,446)	(16,171)	(2,275)	14%
Equity in net loss of investee	(1,824)	—	(1,824)	100%
Interest income	929	1,072	(143)	(13)%
Interest expense, net of amounts capitalized	(22,354)	(10,914)	(11,440)	105%
Unrealized gain on mark-to-market of embedded derivative	5,281	939	4,342	462%
Gain on conversions of debt	—	10,779	(10,779)	(100)%
Foreign exchange loss	(19,455)	(393)	(19,062)	4,850%
Other income (expense), net	180	(337)	517	(153)%

Loss before income taxes	(55,689)	(15,025)	(40,664)	271%
Income tax (benefit) expense	22,860	(15,028)	37,888	(252)%

Net income (loss)	(78,549)	3	(78,552)	(2,618,400)%
Less: Net income attributable to the noncontrolling interest	—	(750)	750	(100)%

Net loss attributable to Trico Marine Services, Inc.	$(78,549)	$(747)	$(77,802)	10,415%

     The following information on day rates, utilization and average number of vessels is relevant to our revenues and are the primary drivers of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows (only includes actively marketed vessels):

	Three Months Ended
	March 31,
	2010	2009
Average Day Rates:
Towing and Supply
North Sea Class (1)	$14,298	$19,206
OSVs (2)	8,966	7,168

Utilization:
Subsea
MSVs (3)	71%	73%
SPSVs/MPSVs (4)	59%	68%

Subsea Trenching and Protection	51%	90%

Towing and Supply
North Sea Class	94%	81%
OSVs	63%	67%

Average number of Vessels:
Subsea
MSVs	8.0	9.1
SPSVs/MPSVs (5)	6.0	7.0

Subsea Trenching and Protection	4.0	3.5

Towing and Supply
North Sea Class (5)	6.0	13.0
OSVs (5)	17.0	38.0

(1)	Anchor handling, towing and supply vessels and platform supply vessels

(2)	Offshore supply vessels

(3)	Multi-purpose vessels

(4)	Subsea platform supply vessels/Multi-purpose platform supply vessels

(5)	As a result of the EMSL deconsolidation, the number of vessels decreased. Including the EMSL vessels, our average number of vessels would have been 7.0, 9.0 and 24.5 for SPSVs/MPSVs, the North Sea Class and OSVs, respectively.
Overall Results
     For the three months ended March 31, 2010, we reported net loss attributable to Trico Marine Services, Inc. of $78.5 million on revenues of $95.7 million compared to net loss attributable to Trico Marine Services, Inc. of $0.7 million on revenues of $121.8 million for the same period in 2009. The 2010 revenues decreased $26.1 million and operating loss results increased $2.3 million in comparison to the same period in 2009 primarily as a result of the towing supply segment as we exited the Gulf of Mexico region and sold eleven vessels in 2009 as well as deconsolidated EMSL in 2010. Non-operating items included increased costs for interest expense of $11.4 million and foreign exchange loss of $19.1 million related primarily to the Senior Secured Notes. Foreign exchange loss was also affected by certain intercompany notes. The increased costs were partially offset by higher gains of $4.3 million associated with our embedded derivative on the 8.125% Debentures. Additionally, in the first quarter of 2009, we recognized a $10.8 million gain on conversions of debt.
Segment Results
Subsea Services

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Revenues	$55,630	$58,647	$(3,017)	(5%)

Operating expenses:
Direct operating expenses	49,098	51,240	(2,142)	(4%)
General and administrative	4,744	4,335	409	9%
Depreciation and amortization	9,755	8,550	1,205	14%
Loss on sale of assets	(124)	—	(124)	100%

Total operating expenses	63,473	64,125	(652)	(1%)

Operating loss	$(7,843)	$(5,478)	$(2,365)	43%

     Revenues decreased by $3.0 million and operating loss increased $2.4 million for the three month period ended March 31, 2010 as compared to the same period in the prior year. The decreases in revenues and direct operating expenses are related to decreased utilization in MSVs from 73% in 2009 to 71% in 2010 and SPSVs/MPSVs from 68% in 2009 to 59% in 2010. Average vessel count also decreased in MSVs from 9.1 in 2009 to 8.0 in 2010 and in SPSVs/MPSVs from 7.0 in 2009 to 6.0 in 2010. Increased costs were also a result of repairs associated with the Deep Endeavour.
Subsea Trenching and Protection

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Revenues	$21,795	$26,050	$(4,255)	(16%)

Operating expenses:
Direct operating expenses	16,354	20,436	(4,082)	(20%)
General and administrative	3,016	4,663	(1,647)	(35%)
Depreciation and amortization	4,414	4,194	220	5%
Gain on sale of assets	—	(7)	7	(100%)

Total operating expenses	23,784	29,286	(5,502)	(19%)

Operating loss	$(1,989)	$(3,236)	$1,247	(39%)

     Revenues decreased $4.3 million and operating loss decreased $1.2 million for the three month period ended March 31, 2010 compared to the same prior year period. Decreases in revenues and operating expenses are primarily due to a lower utilization rate of 51% in 2010 as compared to 90% in 2009. Additionally, general and administrative expenses were further reduced in 2010 as a result of cost reduction efforts.

Towing and Supply

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Revenues	$18,289	$37,122	$(18,833)	(51%)

Operating expenses:
Direct operating expenses	13,702	26,812	(13,110)	(49%)
General and administrative	3,490	5,522	(2,032)	(37%)
Depreciation and amortization	3,345	5,249	(1,904)	(36%)
Gain on sales of assets	(740)	(2)	(738)	36,900%

Total operating expenses	19,797	37,581	(17,784)	(47%)

Operating loss	$(1,508)	$(459)	$(1,049)	229%

     Revenues significantly decreased by $18.8 million for the three month period ended March 31, 2010 and operating loss increased by $1.0 million for the same period as compared to the prior year period. The decreases in revenues and expenses are related to exiting the Gulf of Mexico region during 2009 and the deconsolidation of EMSL in 2010. There were also fewer vessels operating in 2010 as we sold eleven vessels in 2009 of which one was in EMSL. In the first quarter of 2010, we sold an additional three offshore supply vessels for a gain of approximately $0.7 million.
Corporate

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
General and administrative	$6,807	$6,919	$(112)	(2%)
Depreciation and amortization	299	79	220	278%

Total operating expenses	7,106	6,998	108	2%

Operating loss	$(7,106)	$(6,998)	$(108)	2%

     Corporate expenses were $7.1 million in the three months ended March 31, 2010 which is comparable to $7.0 million for the same prior year period.
Other Items

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Equity in net loss of investee	$(1,824)	$—	(1,824)	100%
Interest income	929	1,072	(143)	(13%)
Interest expense, net of amounts capitalized	(22,354)	(10,914)	(11,440)	105%
Unrealized gain on mark-to-market of embedded derivative	5,281	939	4,342	462%
Gain on conversions of debt	—	10,779	(10,779)	(100%)
Foreign exchange loss	(19,455)	(393)	(19,062)	4,850%
Other income (expense), net	180	(337)	517	(153%)
Income tax (benefit) expense	22,860	(15,028)	37,888	(252%)
Net income attributable to the noncontrolling interest	—	(750)	750	(100%)
     Equity in net loss of investee. As a result of the deconsolidation of EMSL, the income/loss related to our equity interest is now included in “Equity in net loss of investee” in 2010. The amount attributable to China Oilfield Services Limited (“COSL”) was included under “Net income attributable to the noncontrolling interest” in 2009 as EMSL was previously consolidated. The EMSL changes from the first quarter of 2010 compared to 2009 are due to weakening market conditions in Southeast Asia for our towing and supply vessels.
     Interest expense, net of amounts capitalized. Interest expense increased $11.4 million in the three months ended March 31, 2010 compared to the same period in 2009. The increase in interest expense for the three month period is due to higher interest rates primarily as a result of the Senior Secured Notes which have a rate of 11.875% and a reduction in our construction in progress. We capitalize interest related to vessels currently under construction. Capitalized interest for the three months ended March 31, 2010 totaled $3.2 million and $4.8 million for the same period in 2009.
     Unrealized gain on mark-to-market of embedded derivative. The authoritative guidance for derivative instruments and hedging activities requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. The calculation of the fair value of the derivatives requires the use of a Monte Carlo simulation lattice option-pricing model. On March 31, 2010, the estimated fair value of the 8.125% Debenture derivative was $0.7 million resulting in a $5.3 million non-cash unrealized gain for the three months ended March 31, 2010. On March 31, 2009, the embedded derivative on our previous 6.5% Debentures was $0.2 million and the unrealized gain for the three months ended March 31, 2009 was $0.9 million. Any increase in our stock price will result in non-cash unrealized losses being recognized in future periods and such amounts could be material.
     Gain on conversions of debt. During the first three months of 2009, various holders of our previous 6.5% Debentures converted $23.3 million principal amount of the debentures, collectively, for a combination of $6.6 million in cash related to the interest make-whole provision and 576,071 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized gains on conversions of $10.8 million for the three months ended March 31, 2009.
     Foreign exchange loss. Foreign exchange loss for the three months ended March 31, 2010 was $19.5 million, an increase of $19.1 million compared to the same period in 2009 due primarily to the $400 million Senior Secured Notes that are U.S. Dollar denominated on NOK functional currency books and intercompany notes between DeepOcean ASA, CTC Marine Projects Ltd, Trico Shipping and Trico Supply. Please see Item 7A, Quantitative and Qualitative Market Risk contained in the 2009 Form 10-K for further discussion on our foreign currency exposure.
     Income tax (benefit) expense. Our income tax expense/(benefit) for the three months ended March 31, 2010 was $22.9 million compared to $(15.0) million for the comparable prior year period. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax expense/(benefit) for the three month period ending March 31, 2010 differs from that under the statutory rate primarily due to nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 5, the one-time expense related to the Norwegian Supreme Court ruling on February 12, 2010 and state and foreign taxes. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At March 31, 2009, the Company’s tax benefit differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, the Company’s permanent reinvestment of foreign earnings and state and foreign taxes.
     Net income attributable to the noncontrolling interest. See “Equity in net loss of investee” above.
Liquidity and Capital Resources
Overview
     Our financial statements were prepared on a going concern basis at March 31, 2010, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The content below, in Note 2 “Risks, Uncertainties, and Going Concern” in our accompanying consolidated financial statements and in “Immediate Risks and Uncertainties” above addresses important factors affecting our financial condition, liquidity and capital resources and debt covenant compliance. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at March 31, 2010.

     At March 31, 2010, we had available cash of $32 million. As of March 31, 2010, payments due on our contractual obligations during the next twelve months were approximately $284 million. Included in these amounts for the next twelve months are $69 million in interest payments which includes payments of approximately $24 million on each of May 1 and November 1 related to the Senior Secured Notes and payments of approximately $8 million on each of May 15 and November 15 related to the 8.125% Debentures. There is also $62 million of debt that is repayable during 2010 of which $31 million is related to the reclassification as current of the U.S. Credit Facility and the Trico Shipping Working Capital Facility due to forecasted non-compliance with debt covenants at June 30, 2010 that will require future waivers and approximately $30 million is related to amortization payments of approximately $10 million on each of August 1, 2010, November 1, 2010, and February 1, 2011 for the 8.125% Debentures. These amortization payments for the 8.125% Debentures may be paid in either cash or stock at the election of the company. Due to our liquidity position, we expect to make the amortization payment due on August 1, 2010 in common stock. Depending on the price of the Company’s common stock at the time of these amortization payments and whether we obtain the necessary approvals or other relief described under “Risks, Uncertainties, and Going Concern” in Note 2, we will likely be unable to pay in common stock in full amortization payments due either November 1, 2010 or February 1, 2011 and thereafter without violating certain of our debt covenants or Nasdaq rules, or at all. The remaining amount of payments due in the next twelve months for our contractual obligations are related to $119 million of time charter obligations, $31 million of vessel construction obligations and approximately $3 million of other operating expenses such as operating leases and pension obligations. In April 2010, an additional OSV and AHTS were sold for $15.6 million in net proceeds. These vessels were included in assets held for sale in our Balance Sheet at March 31, 2010.
     Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund on-going operations, vessel construction, discretionary capital expenditures and debt service. Please see Note 2. Our ability to generate or access cash is subject to events beyond our control, such as, expenditures for exploration, development and production activity, global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. In light of the current financial turmoil, we may be exposed to credit risk relating to certain of our customers. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing. The ability to raise additional indebtedness is restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes, which restrictions include a prohibition on incurring certain types of indebtedness if our leverage exceeds a certain maximum level, which it currently does.
     The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial assets, including customer receivables. To date, we have not suffered material losses due to nonperformance by our counterparties. We cannot assure you, however, that our business will generate sufficient cash flow from operations through liquidity initiatives or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Liquidity Sufficiency
     Our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and we do not expect that we will be able to remain in compliance with our debt covenants. In particular, we may need to, or may choose to, avail ourselves of the 30-day grace period with respect to the 8.125% Payment due on May 15, 2010, and there is no assurance that we will be able to make the 8.125% Payment before the end of that grace period, in which case an event of default will occur with respect to the 8.125% Debentures, which in turn would constitute an event of default under all of our outstanding debt agreements, and all of our outstanding debt could become callable by our creditors and would be reclassified as a current liability on our balance sheet.
     In our 2009 Form 10-K, we indicated that our forecasted cash and available credit capacity were not expected to be sufficient to meet our commitments as they came due over the subsequent twelve months and that we would not be able to remain in compliance with our debt covenants without completing certain actions to increase our level of liquidity. These actions included selling additional assets, accessing cash in certain of our subsidiaries, minimizing capital expenditures, obtaining waivers or amendments from our lenders, managing working capital and improving cash flows from operations. We are currently restricted by the terms of each of the 8.125% Debentures and the Senior Secured Notes from incurring additional indebtedness due to our leverage ratio exceeding the level that would allow us to incur additional indebtedness. In conjunction with the waiver of the requirement that we receive an unqualified opinion in relation to the going concern qualification for the period ended December 31, 2009, additional draws under the U.S. Credit Facility and the Trico Shipping Working Capital Facility were prohibited and no material additional amounts are currently available under those facilities. Additionally, our ability to refinance any of our existing indebtedness on commercially reasonably terms may be materially and adversely impacted by our financial condition and the current credit market conditions. If we are unable to meet our commitments as they come due because we cannot complete some or all of the above actions, we will be in default under our credit agreements, which in turn, could potentially constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt could become callable by our creditors and would be reclassified as a current liability on our balance sheet. The uncertainty associated with our ability to meet our commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.
     We are currently pursuing a number of actions including (i) active discussions with various parties regarding potential transactions, including replacing the current U.S. Credit Facility; (ii) active discussions regarding modifications to the existing 8.125% Debentures, to, among other things, defer amortization payments (iii) selling additional assets, (iv) accessing cash in certain of our subsidiaries, (v) minimizing our capital expenditures, (vi) obtaining waivers or amendments from our lenders, (vii) effectively managing our working capital and (viii) improving our cash flows from operations in order to increase our liquidity to levels sufficient to meet our commitments. Since December 31, 2009, we have made progress toward completing certain of these actions. These actions include receiving approximately $18 million in net proceeds from asset sales, receiving a dividend of $1.0 million from our EMSL subsidiary, receiving a $9.3 million tax refund at our Trico Shipping subsidiary, and obtaining a waiver from our lender for the debt to consolidated leverage ratio related to the U.S. Credit Facility for the period ending March 31, 2010. While these actions have increased liquidity, additional liquidity will need to be generated from some or all of the previously mentioned actions in order for us to have sufficient liquidity to meet our commitments as they come due. There can be no assurance that sufficient liquidity can be raised from one or more of these actions and / or that these actions can be completed within the period needed to meet certain obligations. Additionally, the Company expects that it will need additional amendments or waivers from its lenders for at least each of the next four quarters. Furthermore, meeting our obligations and commitments, including making the 8.125% Payment, may leave us with little or no liquidity to operate our business. See “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A.
     Our interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1 and approximately $8 million of interest due on the 8.125% Debentures on each of May 15 and November 15. The May 1, 2010 interest payment on the Senior Secured Notes was paid as scheduled. Additionally, the terms of our credit agreements and the 8.125% Debentures require that some or all of the proceeds from certain asset sales, including proceeds from certain prior asset sales, be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds we retain and, if we must use proceeds from prior asset sales to reduce outstanding debt, reduce our available cash. Due to our expected liquidity position and limitations in the U.S. Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010, November 1, 2010 and February 1, 2011 in common stock. The number of shares issued will be determined by the stock price at the time of each of the amortization payments and may lead to significantly more shares being issued then if the debentures were converted at the stated conversion rate of 71.43 shares per $1,000 principal amount of debentures; however, the number of shares that we can issue in compliance with Nasdaq rules is limited to approximately 9.3 million as of March 31, 2010. There can be no assurance that the number of shares required to make these amortization payments will not exceed this limit, in which case we will require an amendment to the U.S. Credit Facility to permit the amortization payments to be made in cash, and will require the cash to make such payments, or will require a shareholder vote to permit the issuance of additional shares. There can be no assurance that all or any of these events will occur, in which case we may default on either the 8.125% Debentures or the U.S. Credit Facility, which would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities. In addition, we will need to negotiate a waiver or amendment to our consolidated leverage ratio debt covenant on the U.S. Credit Facility with which we do not expect to be in compliance beginning with the quarter ending June 30, 2010 and for the three subsequent quarters. There can be no assurance that the lenders will agree to these amendments / waivers and / or additional amendments / waivers on acceptable terms and a failure to do so would provide the lenders the opportunity to accelerate the remaining amounts outstanding under these facilities. We are pursuing measures to improve liquidity and its capital structure and is now in active discussions with various parties regarding potential transactions, including replacing its current U.S. Credit Facility and modifying the existing 8.125% Debentures to, among other things, defer amortization payments. We may need to, or as a result of those discussions, may choose to, avail itself of the 30-day grace period with respect to the approximately $8 million interest payment due on May 15, 2010 on its 8.125% Debentures. Our use of the grace period would not constitute an event of default under the indenture governing the 8.125% Debentures. See “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A.

Other Liquidity Items
     Our debt as of the dates indicated below was as follows (in thousands):

	March 31, 2010			December 31, 2009
	Current	Long-Term	Total	Current	Long-Term	Total
$50 million U.S. Revolving Credit Facility Agreement, maturing in December 2011	$11,298	$—	$11,298	$11,347	$—	$11,347
$202.8 million face amount, 8.125% Convertible Debentures, net of unamortized discount of $11.2 million and $12.3 million as of March, 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on February 1, 2013	28,926	162,726	191,652	19,774	170,696	190,470
$150.0 million face amount, 3% Senior Convertible Debentures, net of unamortized discount of $28.5 million and $30.0 million as of March 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	—	121,535	121,535	—	119,992	119,992
$400.0 million face amount, 11.875% Senior Secured Notes, net of unamortized discount of $13.5 million and $14.1 million as of March 31, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on November 1, 2014	—	386,460	386,460	—	385,925	385,925
$33 million Working Capital Facility, maturing December 2011	20,000	—	20,000	20,000	—	20,000
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	1,258	4,399	5,657	1,258	4,399	5,657
Insurance note	—	—	—	119	—	119
Motor vehicle leases	61	35	96	87	47	134
Fresh-start debt premium	—	238	238	—	253	253

Total debt	$61,543	$675,393	$736,936	$52,585	$681,312	$733,897

     The following table summarizes the financial covenants under our debt facilities.

Facility	Lender(s)	Borrower	Guarantor	Financial Covenants
8.125% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	Trico Marine International, Inc.	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

Senior Secured Notes	Various	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

Trico Shipping Working Capital Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Shipping AS	Trico Supply and subsidiaries, Trico Marine Services	No maintenance covenants

U.S. Credit Facility	Nordea Bank Finland PLC / Bayerische Hypo — Und Vereinsbank AG (“HVB”)	Trico Marine Services, Inc.	Trico Marine Assets, Inc., Trico Marine Operators, Inc.	(1), (2), (3), (4), (5)

(1)	Consolidated Net Worth — minimum net worth of Borrower. Consolidated Net Worth excludes (i) impairment charges incurred in connection with the cancellation by Trico Subsea AS of the contracts of construction and sale of four vessels in the fiscal quarter ending on December 31, 2009 and (ii) write-downs of goodwill and/or non-amortizing intangible assets.

(2)	Free Liquidity —unrestricted cash and or unutilized loan commitments at Borrower must be at least $5.0 million (excluding certain indirect and direct subsidiaries)

(3)	Consolidated Leverage Ratio: Net Debt to 12 month rolling EBITDA* less than or equal to 11.0:1 for the quarters ending March 31, 2010 and June 30, 2010, 10.0:1 for the quarter ending September 30, 2010, 8.00:1 for the quarter ending December 31, 2010 and 7.00:1, 6.00:1, 5.00:1, for the quarters ending March 31, 2011, June 30, 2011, September 30, 2011 and thereafter, respectively. Calculated at the Borrower level

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
Note:	Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
     Our most restrictive covenants are as follows:

		Minimum		Minimum
		Requirement as		Requirement to be met
	Financial	of March 31,	March 31, 2010	on June 30,
Facility	Covenant	2010	Results	2010
U.S. Credit Facility	Consolidated Leverage Ratio	Net Debt to 12 month rolling EBITDA less than or equal to 11.0:1	13.6:1	Net Debt to 12 month rolling EBITDA less than or equal to 11.0:1

U.S. Credit Facility	Consolidated Net Worth	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date) plus 100% of the face amount of any equity interests issued by the Borrower after the Original Effective Date (equal to $100.6 million)	$420.9 million	Net Worth must exceed $311.1 million (equal to 80% of net worth on commencement date) plus 100% of the face amount of any equity interests issued by the Borrower after the Original Effective Date

U.S. Credit Facility	Free Liquidity	$5.0 million	$9.9 million	$5.0 million
     In December 2009, we entered into an amendment to the U.S. Credit Facility that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels and increased the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010. The ratio levels for subsequent periods were left unchanged at 8.00:1 for the fiscal quarter ending December 31, 2010, 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and 5.00:1 for any fiscal quarters ending thereafter. In conjunction with this amendment, the current availability under the U.S. Credit Facility was reduced to $15 million from $25 million with the reduced availability being restored when we are below the consolidated ratio levels that were in effect prior to this amendment. In March 2010, we received a waiver to the requirement that our annual financial statements include an unqualified auditors’ opinion. In conjunction with this waiver, the total available commitment was reduced to approximately $14.8 million. We were in compliance with our debt covenants at March 31, 2010, after giving consideration to the waiver received for the consolidated leverage ratio covenant which exceeded 11.0 to 1.0. Please see Item 1A “Risk Factors” located in our 2009 Form 10-K and below in Part II, Item 1A for more details about potential risks involving these facilities.
     In addition to the covenants described above, our 8.125% Debentures limit our ability to incur additional indebtedness if the consolidated leverage ratio applicable to the 8.125% Debentures exceeds 4 to 1 at the time of incurrence of such indebtedness. The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of additional indebtedness. The Senior Secured Notes also limit the ability of Trico Supply and its subsidiaries to pay interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the Fixed Charge Coverage ratio is less than 2.5:1.
     For a more detailed discussion of the risks outlined above, please see “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A, as well as Note 2 in our condensed consolidated financial statements for “Risks, Uncertainties, and Going Concern”.
     Cross Default and Cross Acceleration Provisions. Our debt agreements contain significant cross default and / or cross acceleration provisions pursuant to which a default under one agreement can cause events of default under the other agreements and enable the lenders or debenture holders (or a trustee or agent acting on their behalf) under the other agreements to accelerate repayment of our obligations under these agreement. These cross default/cross acceleration provisions include, but are not limited to, the following:
•	The 8.125% Debentures and the 3% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and not remedied within 30 days after notice thereof.

•	The U.S. Credit Facility allows the lenders to accelerate such indebtedness and require immediate repayment if we or any of our subsidiaries were to be in default on more than $10 million in other indebtedness, the effect of which is to cause or permit the holders of such indebtedness to cause (without regard to any notice) any such indebtedness to become due prior to its stated maturity or if there is an event of default under the Trico Shipping Working Capital Facility or the Senior Secured Notes.

•	The Senior Secured Notes allow the lenders to accelerate such indebtedness if there is a default on other indebtedness and that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more. The lenders may also accelerate such indebtedness if there is a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at final maturity or results in the acceleration of such indebtedness prior to its express maturity.

•	The Trico Shipping Working Capital Facility allows the lenders to accelerate such indebtedness and require immediate repayment if there is an event of default under the U.S. Credit Facility that is continuing or if we or any of our subsidiaries were to be in default on more than $10 million in other indebtedness, including the Senior Secured Notes, the effect of which is to cause or permit the holders of such indebtedness (or trustee or agent on their behalf) to cause (without regard to any notice) any such indebtedness to become due prior to its stated maturity.
Recent Amendments and Waivers
•	In April 2010, the U.S. Credit Facility was amended which (i) enabled us to re-borrow certain amounts used to cash collateralize letters of credit, (ii) specified asset sales will not require a reduction in the Total Commitment (as defined in the U.S. Credit Facility), (iii) allow us and our subsidiaries to make cash capital contributions and/or loans to joint ventures and other of our subsidiaries with the written consent of Nordea Bank Finland plc, New York Branch, provided that no written consent is necessary if the ultimate recipient of the proceeds is a credit party under and as defined in the Trico Shipping Working Capital Facility and (iv) a financial condition representation is updated.

•	In March 2010, we received a waiver related to the consolidated leverage ratio of the U.S. Credit Facility for the period ending March 31, 2010. Absent this waiver, the company would not have been in compliance with this covenant.

•	In March 2010, we received waivers related to the requirement that an unqualified auditors’ opinion without an explanatory paragraph in relation to going concern accompany our annual financial statements. Separate waivers were received for each of the U.S. Credit Facility and the Trico Shipping Working Capital Facility. In conjunction with the amendment to the U.S. Credit Facility, the total available commitment was reduced to approximately $14.8 million. In conjunction with the amendment to the Trico Shipping Working Capital Facility, the amount available under the facility was reduced from $29.7 million to the amount then outstanding, approximately $26.0 million.

•	In January 2010, we entered into an amendment to the U.S. Credit Facility to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant.

•	In December 2009, we entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels under our U.S. Credit Facility. This amendment also increased the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to $15 million from $25 million with the reduced availability being restored when we are below the consolidated ratio levels that were in effect prior to this amendment.

•	In October 2009, we received an amendment retroactive to September 30, 2009 that amended the consolidated leverage ratio covenant under our U.S. Credit Facility to exclude the effects of the change in the value of the embedded derivative associated with the 8.125% Debentures in the EBITDA calculation. With this amendment, we were in compliance with this covenant as of September 30, 2009. This amendment also increased the consolidated leverage ratio to 8.50:1 for each of the quarters ending between December 31, 2009 through September 30, 2010. The ratio decreases to 8.00:1 for the fiscal quarter ending December 31, 2010, and subsequently decreases to 7.00:1 for the fiscal quarter ending March 31, 2011, 6.00:1 for the fiscal quarter ending June 30, 2011, and to 5.00:1 for any fiscal quarters ending thereafter.

•	In August 2009, we entered into an amendment to our U.S. Credit Facility whereby the maximum consolidated leverage ratio, net debt to EBITDA, was increased from 4.5:1 to 5.0:1 for the fiscal quarter ending September 30, 2009. The consolidated leverage ratios for the remaining periods were not amended and remain at 4.5:1 for the fiscal quarter ending December 31, 2009 and 4.0:1.0 for any fiscal quarter ending after December 31, 2009. In connection with this amendment, the margin was increased from 3.25% to 5.0%. The total commitment under this facility has also been permanently reduced to $35 million.
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
Contractual Obligations
     The following table summarizes our material contractual commitments at March 31, 2010.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
			(In thousands)
Debt obligations (1) (2) (3)	$789,863	$61,543	$176,437	$401,883	$150,000
Interest on fixed rate debt (4)	329,176	67,771	124,083	84,272	53,050
Interest on variable rate debt (5)	1,653	1,650	3	—	—
Vessel construction obligations (6)	33,064	31,564	1,500	—	—
Time charter and equipment leases	276,921	118,790	88,719	50,486	18,926
Operating lease obligations	8,560	2,821	3,146	1,967	626
Pension obligations	4,164	309	655	708	2,492

Total	$1,443,401	$284,448	$394,543	$539,316	$225,094

(1)	Excludes fresh-start debt premium of $0.2 million and unamortized discounts on the Senior Secured Notes, 3% Debentures and 8.125% Debentures of $13.5 million, $28.5 million and $11.2 million, respectively, at March 31, 2010.

(2)	Does not assume any early conversions or redemptions of the 8.125% Debentures and 3% Debentures as each is assumed to reach its originally stated maturity date or be repaid based on its amortization schedule. Holders of our 3% Debentures have the right to require us to repurchase the debentures on each of January 15, 2014, January 15, 2017 and January 15, 2022. Please see Note 2 in our condensed consolidated financial statements for “Risks, Uncertainties, and Going Concern”. We have the option to make amortization payments on the 8.125% Debentures in either cash or stock. Due to our expected liquidity position and limitations in the U.S. Credit Facility, we expect to make the amortization payments of approximately $10 million due on the 8.125% Debentures on each of August 1, 2010, November 1, 2010, and February 1, 2011, respectively, in common stock.

(3)	Primarily includes the semi-annual interest payments on Senior Secured Notes, the 8.125% Debentures and the 3% Debentures to their maturities of 2014, 2013 and 2027, respectively, and interest payments on the 6.11% Notes maturing 2014.

(4)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at March 31, 2010, throughout the life of the obligation.

(5)	Reflects committed expenditures and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. In 2009, we completed negotiations with Tebma to suspend construction of the remaining four new build MPSVs (the Trico Surge, Trico Sovereign, Trico Seeker and Trico Searcher). We hold the option to cancel construction of the four new build MPSVs after July 15, 2010. If we did not exercise this option after the first twelve months, our total committed future capital expenditures would be increased approximately $87 million in the above table for the last four vessels. In the first quarter of 2010, we sold three offshore supply vessels (“OSVs”) and one subsea platform supply vessel (“SPSV”) for net proceeds of $2.8 million. In April 2010, we sold an additional OSV as well as an anchor, handling, towing and supply vessel for net proceeds of $15.6 million.
     At March 31, 2010, we have estimated capital expenditures during the next twelve months of $32 million, which includes the construction of the three new vessels reflected above under vessel construction obligations, one of which was received in April 2010, plus discretionary improvements to our existing aging vessels and general non-marine capital expenditures.
Cash Flows
     The following table sets forth the cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash flow used in operations	$(4,025)	$(15,418)
Cash flow used in investing	(15,913)	(18,743)
Cash flow used in financing	(206)	(1,307)
Effect of exchange rate changes on cash and cash equivalents	(872)	1,359
     Our primary sources of cash flow during the three months ended March 31, 2010 are due to net proceeds from asset sales of $2.8 million, a dividend from our EMSL subsidiary of $1.0 million and a tax refund at our Trico Shipping subsidiary of $9.3 million. The primary uses of cash were for the purchases of new build vessels and maintenance of other property and equipment. During the three months ended March 31, 2010, our cash balance decreased $21.0 million to $32.0 million from $53.0 million at December 31, 2009.
     Net cash used in operating activities for the three months ended March 31, 2010 was $4.0 million, a decrease of $11.4 million from the same period in 2009. Significant components of cash used in operating activities during the three months ended March 31, 2010 included a net loss of $78.5 million partially offset by $55.3 million of non-cash items and $19.2 million of changes in working capital and other asset and liability balances resulting in an increase of cash. We expect to fund our future routine operating needs through operating cash flows and draws on our various credit facilities.
     Net cash used in investing activities was $15.9 million for the three months ended March 31, 2010, compared to $18.7 million for the same period in 2009. Our investing cash flows in 2010 primarily reflect $14.9 million of additions to property and equipment and $5.8 million related to the investment in unconsolidated affiliates as a result of the deconsolidation of EMSL partially offset by $2.8 million of net proceeds from asset sales of four vessels in 2010. Our investing cash flows in 2009 primarily reflect $19.6 million of additions to property and equipment as well as a $0.7 million decrease in restricted cash released under Norwegian statutory rules to pay tax withholdings.
     Net cash used in financing activities was $0.2 million for the three months ended March 31, 2010, compared to cash used of $1.3 million for the same period in 2009. Our 2010 amount primarily includes net repayments of debt of approximately $0.2 million. The 2009 amount primarily includes a dividend payment of $6.1 million to EMSL’s non-controlling partner partially offset by net proceeds from debt of approximately $2.5 million.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. We have disclosed the areas requiring the use of management’s estimates in Note 3 to our consolidated financial statements included in our 2009 Form 10-K.
Recent Accounting Standards
     See Note 16 to our consolidated financial statements for a listing of recent accounting standards.

Item 3. Quantitative and Qualitative Market Risk Disclosures
     There have been no material changes in the Company’s exposure to market risk during the first three months of 2010. See Item 7A, Quantitative and Qualitative Market Risk contained in the 2009 Form 10-K for further discussion.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the material weaknesses discussed below.
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

     In light of the material weaknesses described above, we performed additional procedures that were designed to provide reasonable assurance regarding the reliability of (i) our financial reporting; and (ii) the preparation of the consolidated financial statements contained in this Quarterly Report. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
(b) Changes in Internal Control Over Financial Reporting
     As previously reported under Item 9A — Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2009, and as discussed above, management concluded that the internal control over financial reporting was not effective based on the material weaknesses identified. Management has continued to work on remediation efforts since the filing of that report. During the quarter ended March 31, 2010, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Remediation Plans
     Management has been addressing the material weaknesses described above in our internal control over financial reporting and its impact over disclosure controls and procedures and is committed to effectively remediating these deficiencies as expeditiously as possible. We have devoted significant time and resources to the remediation efforts.
     In order to remediate the material weaknesses described above, we are undertaking the following activities. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.
     During the quarter ended March 31, 2010, we hired a Chief Accounting Officer and Corporate Accounting Manager. Along with other members of management, these individuals will direct the necessary remedial changes to the overall design and implementation of internal controls over financial reporting to address the material weaknesses identified. Specifically, we have begun efforts to enhance and strengthen our written accounting and reporting policies and began initiatives to provide increased training to our accounting department employees with respect to its aforementioned policies.
     We have enhanced our period-end financial reporting by further automating our consolidation process. Integral to these automated processes are system controls that reduce the number of manual procedures associated with the consolidation process. We also reduced the number of corporate-level journal entries and recorded such entries at the appropriate entity level, thereby increasing the level of local entity level review and supervision associated with recordation of the entries. In addition, documentation related to the appropriate controls and procedures for the consolidation process has been modified and enhanced.
     As related to information technology general controls, specifically the documentation of the procedures related to change management and segregation of duties, we revised our documentation over program changes and began implementation of a software tool to assist in better identifying system changes. The policy for segregation of duties access review has been updated to include better documentation of analysis and procedures performed during the review. Applicable policies and procedures are in place with respect to program changes and system security as well as access review.
     As part of our improvements to our period-end financial reporting, we are expanding controls over our processes for accounting for foreign currency gains and losses and cumulative translation adjustment, including the performance of an entity-wide analysis to test the reasonableness and accuracy of manual and system generated entries.
     We are committed to completing the implementation of our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above. These material weaknesses will not be considered remediated until (i) new resources are fully engaged and new processes are fully implemented, (ii) new processes are implemented for a sufficient period of time and (iii) we are confident that the new processes are operating effectively.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please see Note 14 “Commitments and Contingencies” in our accompanying condensed consolidated financial statements for a description of our material legal proceedings. In addition, we are a party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages to vessels or equipment. Many of the other lawsuits to which we are a party are covered by insurance. We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.
Item 1A. Risk Factors
     The updated liquidity and debt risk factors described below, should be read in conjunction with our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Our forecasted cash and available credit capacity are not expected to be sufficient (i) to meet our commitments as they come due over the next twelve months and (ii) to remain in compliance with our debt covenants over the next twelve months.
     In depressed markets, our ability to pay debt service and other contractual obligations depends upon us improving our cash flow generation, which in turn is affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. If we are unable to provide for debt service in May 2010, we will be forced to take actions such as reducing or delaying capital expenditures, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, refinancing or reorganizing our debt or other obligations and seeking additional equity capital, or any combination of the above. Reducing or delaying capital expenditures or selling assets will delay or reduce future cash flows. We may not be able to undertake any of these actions on satisfactory terms, or at all.
     Our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and we do not expect that we will be able to remain in compliance with our debt covenants.
     Our forecasted cash and available credit capacity are not expected to be sufficient to meet our commitments as they come due over the next twelve months and we do not expect that we will be able to remain in compliance with our debt covenants. In particular, we may need to, or may choose to, avail ourselves of the 30-day grace period with respect to the 8.125% Payment due on May 15, 2010, and there is no assurance that we will be able to make the 8.125% Payment before the end of that grace period.
     In our 2009 Form 10-K, we indicated that our forecasted cash and available credit capacity were not expected to be sufficient to meet our commitments as they came due over the subsequent twelve months and that we would not be able to remain in compliance with our debt covenants unless we are able to successfully sell additional assets, access cash in certain of our subsidiaries, minimize our capital expenditures, obtain waivers or amendments from our lenders, effectively manage our working capital and improve our cash flows from operations. Additional liquidity will need to be generated from some or all of the previously mentioned actions in order for us to have sufficient liquidity to meet our commitments as they come due. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and/or that these transactions can be consummated within the period needed to meet certain obligations. Additionally, we expect that we will need additional amendments or waivers from our lenders during the remaining quarters in 2010. Furthermore, meeting our obligations and commitments, including making the 8.125% Payment, may leave us with little or no liquidity to operate our business.
     If we do not make the 8.125% Payment due on May 15, 2010 prior to the expiration of the grace period on June 15, 2010 or if we are unable to meet our other commitments as they come due because we cannot complete some or all of the above actions, we will be in an event of default under our credit agreements, which in turn, could potentially constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt could become callable by our creditors and would be reclassified as a current liability on our balance sheet. Our inability to make the 8.125% Payment and the uncertainty associated with our ability to meet our other commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern.
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
     Our business is not generating sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs, and we have no availability under both our U.S. Credit Facility and the Trico Shipping Working Capital Facility. We cannot assure you that future borrowings will be available to us under our credit facilities in sufficient amounts, either because our lending counterparties may be unwilling or unable to meet their funding obligations or because our borrowing base may decrease as a result of lower asset valuations, operating difficulties, lending requirements or regulations, or for any other reason. Moreover, even if lenders and institutional investors are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing we incur on any of our floating rate debt. Finally, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that our business, liquidity, financial condition, or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.
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
     Each of Trico Supply, Trico Other, and the Company overall will be unable to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants over the next twelve months. Subsequent compliance with their obligations is dependent on its ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy its vessels to the most profitable markets, and (iv) invest in a technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions by either Trico Supply or Trico Other could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable.
     We have a substantial amount of indebtedness which is adversely affecting our cash flow and our ability to operate our business, to comply with debt covenants and to make payments on our indebtedness.
     We are highly leveraged. As of March 31, 2010, our total indebtedness was $736.9 million, which represents approximately 96.4% of our capitalization. Our interest expense for the three months ended March 31, 2010 was $22.4 million. Our substantial level of indebtedness is adversely affecting our flexibility in responding to adverse changes in economic, business or market conditions, which will have a material adverse effect on our results of operations.
     The substantial level of our indebtedness has important consequences, including the following:
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
     In addition, substantially all of the material assets of the Trico Supply Group secure the Senior Secured Notes, the guarantees and the Trico Shipping Working Capital Facility, which may limit the ability of the Trico Supply Group to generate liquidity by selling assets.
     At March 31, 2010, we had available cash of $32 million. There can be no assurance that we will have sufficient funds to permit us to make the 8.125% Payment of approximately $8 million on or before May 15, 2010. Further, we have no availability under either our U.S. Credit Facility or the Trico Shipping Working Capital Facility.
     We are pursuing measures to improve liquidity and our capital structure and are in active discussions with various parties regarding potential transactions, including replacing our current U.S. Credit Facility and modifying the existing 8.125% Debentures to, among other things, defer amortization payments. We may need to, or as a result of those discussions, may choose to, avail ourselves of the 30-day grace period with respect to the approximately $8 million interest payment due on May 15, 2010 on our 8.125% Debentures. Our use of the grace period would not constitute an event of default under the indenture governing the 8.125% Debentures. Under the indenture governing the 8.125% Debentures, if we do not make the 8.125% Payment by June 15, 2010, the trustee under such indenture, or the holders of at least 25% in principal amount of the outstanding 8.125% Debentures, by notice to us, may declare the outstanding principal of and accrued but unpaid interest on all the 8.125% Debentures to be due and payable immediately. In addition, if the 8.125% Payment is not made on June 15, 2010 (irrespective of whether the amounts owing under the 8.125% Debentures are accelerated), then the administrative agents under the U.S. Credit Facility and the Trico Shipping Working Capital Facility may, upon written request by all the non-defaulting lenders thereto, declare the outstanding principal of and accrued but unpaid interest on the outstanding loans under such agreements to be due and payable. Following acceleration under the 8.125% Debentures, (i) the trustee under the indenture governing the Senior Secured Notes, or holders of at least 25% in principal amount of the outstanding Senior Secured Notes, may, by notice to Trico Shipping, declare the principal of and accrued but unpaid interest on the Senior Secured Notes to be due and payable immediately and (iii) the trustee under the indenture governing our 3% senior convertible debentures due 2027 (the “3% Debentures”), or holders of at least 25% in principal amount of the outstanding 3% Debentures, may provide us with a notice of default under the 3% Debentures and, if we fail to make the 8.125% Payment within 30 calendar days of such notice, such trustee or such holders of the 3% Debentures may, by notice to us, declare the principal of and accrued but unpaid interest on the 3% Debentures to be due and payable immediately.
     We will be unable to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the U.S. Credit Facility and the Trico Shipping Working Capital Facility if such indebtedness is accelerated.
In the past several months, we have amended our credit facilities and received waivers prior to the completion of some of the amendments on many occasions in order to comply with the covenants contained in our credit facilities. In January 2010, we entered into an amendment to the U.S. Credit Facility to change the definition of Free Liquidity such that any amounts that were committed under the facility, whether available to be drawn or not, would be included for the purposes of calculating the free liquidity covenant. In March 2010, we received waivers related to the requirement that an unqualified auditors’ opinion without an explanatory paragraph in relation to going concern accompany our annual financial statements. Separate waivers were received for each of the U.S. Credit Facility and the Trico Shipping Working Capital Facility. In conjunction with the amendment to the Trico Shipping Working Capital Facility, the amount available under the facility was reduced from $29.7 million to the amount then outstanding, approximately $26.0 million. Also in March 2010, we received a waiver related to the consolidated leverage ratio of the U.S. Credit Facility for the period ending March 31, 2010. Absent this waiver, we would not have been in compliance with this covenant. In April 2010, we entered into three amendments to the U.S. Credit Facility which (i) enabled us to re-borrow approximately $3.2 million that had been used to cash collateralize letters of credit subsequent to the sale of the Northern Corona, (ii) specified asset sales will not require a reduction in the Total Commitment (as defined in the U.S. Credit Facility), (iii) allowed us and our subsidiaries to make cash capital contributions and/or loans to joint ventures and other of our subsidiaries with the written consent of Nordea Bank Finland plc, New York Branch, provided that no written consent is necessary if the ultimate recipient of the proceeds is a credit party under and as defined in the Trico Shipping Working Capital Facility and (iv) updated a financial condition representation.
     Failure to obtain the necessary waivers or amendments would result in all or a portion of our debt becoming immediately due and payable. Currently, we do not expect to be in compliance with the consolidated leverage ratio covenant beginning with the quarter ending June 30, 2010 in the U.S. Credit Facility which will require us to obtain waivers or amendments from our lender. There can be no assurance that these additional waivers or amendments can be obtained or that additional amendments and waivers will not be required. Due to this expectation that we will need further amendments and / or waivers and the fact that we have required previous amendments to remain in compliance with certain debt covenants, the U.S. Credit Facility and the Working Capital Facility, because of the cross default provision, have been classified as current.
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
     Our business is cyclical in nature due to dependency on the levels of offshore oil and gas drilling and subsea construction activity, and our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments on and/or to refinance indebtedness depends on our ability to generate cash in the future, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our businesses will generate sufficient cash flows from operations, such that currently anticipated business opportunities will be realized on schedule or at all or that future borrowings will be available in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, restructuring or refinancing debt or seeking additional equity capital, or any combination of the foregoing. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Reducing or delaying capital expenditures or selling assets would delay or reduce future cash flows. In addition, the indenture for the Senior Secured Notes and the credit agreement governing the Trico Shipping Working Capital Facility, as well as credit agreements governing various debt incurred by us may restrict us from adopting some or all of these alternatives. Similarly, the indentures and credit agreements governing various debt incurred by us may restrict us and our subsidiaries from adopting some or all of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts due on our indebtedness. Our inability to repay our outstanding debt would have a material adverse effect on us. We do not expect that our forecasted cash flows and available credit capacity will be sufficient to meet our commitments and remain in compliance with our debt covenants.
     For a complete description of our indebtedness, please read Note 5 to our consolidated financial statements included herein.
Our indentures and credit agreements impose significant restrictions that limit our operating and financial flexibility.
     The indentures and credit agreements governing our indebtedness contain a number of significant restrictions and covenants that limit our ability to, among other things:
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
     These restrictions could limit our ability to repay existing indebtedness, finance future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, the U.S. Credit Facility requires maintenance of specified financial ratios and satisfaction of certain financial covenants. We will need to negotiate a waiver or amendment to our consolidated leverage ratio debt covenant on this facility as we do not expect to be in compliance with it beginning with the quarter ending June 30, 2010. There can be no assurance that the lenders will agree to this amendment / waiver and / or, if required, other amendments / waivers on acceptable terms. A failure to do so would provide the lenders the opportunity to declare the associated debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt. If the debt is declared due and payable, this would result in a default under other debt agreements, and we may be unable to pay amounts due on our debt. We cannot assure you that we will meet these financial ratios or satisfy these covenants and events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may ultimately affect our ability to do so. Additionally, we may be required to take action to reduce debt or to act in a manner contrary to business objectives to maintain compliance with these covenants or to obtain required amendments or waivers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. EXHIBITS
(a) Exhibits:

Exhibit
Number
2.1	Joint Prepackaged Plan of Reorganization of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated November 12, 2004).

2.2	Plan Support Agreement, as amended, dated September 8, 2004 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated November 15, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008).

Exhibit
Number
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007).

3.4	Certificate of Elimination of Series A Junior Participating Preferred Stock of Trico Marine Services, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008).

3.5	Ninth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 30, 2009).

4.1	Indenture of Trico Marine Services, Inc. and Wells Fargo Bank, National Association, as Trustee, dated February 7, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007).

4.2	Indenture, dated as of May 14, 2009, between Trico Marine Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009).

4.3	Indenture dated as of October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2009)

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005).

4.5	Warrant Agreement, dated March 16, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005).

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between Trico Marine Services, Inc. and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed June 16, 2008).

4.9	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between Trico Marine Services, Inc. and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008).

4.10	Stock Appreciation Rights Agreement by and between Trico Marine Services, Inc. and the Participants, dated as of March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 17, 2009).

10.1	Eighth Amendment to Credit Agreement dated as of January 15, 2010, among Trico Marine Services, Inc., the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 22, 2010).

10.2	Ninth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of March 15, 2010, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed March 16, 2010).

10.3	Second Waiver to Amended and Restated Credit Agreement, dated as of March 31, 2010, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 31, 2010).

10.4	Tenth Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2010, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 22, 2010).

10.5	Eleventh Amendment to Amended and Restated Credit Agreement, dated as of April 23, 2010, to the Amended and Restated Credit Agreement, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2010).

10.6	First Amendment and Waiver to Credit Agreement, dated as of March 15, 2010, to the Credit Agreement, dated as of October 30, 2009 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed March 16, 2010).

10.7*	Trico 2010 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 25, 2010).

10.8*	Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 16, 2010).

10.9*	Form of Indemnification Agreement between Trico Marine Services, Inc., together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement

Exhibit
Number
(incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed March 16, 2010).

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)
By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
Date: May 7, 2010