Form 10-Q
period 2010-06-30
TRICO MARINE SERVICES INC
filed 2010-08-16
CIK 921549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding at August 13, 2010 was 19,438,339

TRICO MARINE SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

(i)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$32,478	$52,981
Restricted cash	7,258	3,630
Accounts receivable, net	99,155	98,600
Prepaid expenses and other current assets	45,621	18,761
Assets held for sale	248	15,223

Total current assets	184,760	189,195

Property and equipment:
Marine vessels	477,145	522,169
Subsea equipment	170,179	182,576
Construction-in-progress	111,797	168,879
Transportation and other	9,399	6,649

	768,520	880,273
Less accumulated depreciation and amortization	(166,798)	(152,116)

Net property and equipment, net	601,722	728,157

Restricted cash, noncurrent	3,557	3,926
Intangible assets	91,979	116,471
Other assets	22,693	38,510

Total assets	$904,711	$1,076,259

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$768,510	$52,585
Accounts payable	68,798	45,961
Accrued expenses	74,354	88,990
Accrued interest	22,705	12,738
Foreign taxes payable	—	4,594
Income taxes payable	3,743	9,182
Other current liabilities	3	104

Total current liabilities	938,113	214,154

Long-term debt	—	681,312
Long-term derivative	108	6,003
Foreign taxes payable	—	31,886
Deferred income taxes	74,085	19,219
Other liabilities	14,987	11,357

Total liabilities	1,027,293	963,931

Commitments and contingencies (See Note 14)	—	—

Total equity:
Common stock, $.01 par value, 50,000,000 shares authorized and 20,030,022 shares issued at June 30, 2010 and December 31, 2009, respectively	200	201
Warrants	—	1,640
Additional paid-in capital	341,466	340,803
Accumulated deficit	(359,018)	(120,069)
Accumulated other comprehensive loss, net of tax	(135,269)	(153,301)
Phantom stock	47,643	47,643
Treasury stock, at cost, 570,207 shares	(17,604)	(17,604)

Total Trico Marine Services, Inc. equity (deficit)	(122,582)	99,313

Noncontrolling interest	—	13,015

Total equity (deficit)	(122,582)	112,328

Total liabilities and equity	$904,711	$1,076,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$144,561	$179,732	$240,276	$301,550

Operating expenses:
Direct operating expenses	118,463	130,221	197,619	228,709
General and administrative	18,593	19,390	36,650	40,829
Depreciation and amortization	17,895	18,547	35,708	36,619
Impairments	84,188	14,023	84,188	14,023
Gain on sales of assets	(4,377)	(17,684)	(5,241)	(17,693)

Total operating expenses	234,762	164,497	348,924	302,487

Operating income (loss)	(90,201)	15,235	(108,648)	(937)

Equity in net income (loss) of investee	187	—	(1,637)	—
Interest expense, net of amounts capitalized	(21,606)	(11,665)	(43,959)	(22,578)
Interest income	175	790	1,103	1,862
Unrealized gain on mark-to-market of embedded derivative	614	476	5,895	1,415
Gain on conversions of debt	—	551	—	11,330
Refinancing costs	—	(6,224)	—	(6,224)
Reorganization costs	(9,142)	—	(9,142)	—
Foreign exchange gain (loss)	(47,209)	2,956	(66,663)	2,563
Other expense, net	(301)	(1,099)	(120)	(1,435)

Income (loss) before income taxes	(167,483)	1,020	(223,171)	(14,004)

Income tax (benefit) expense	(7,082)	(3,641)	15,778	(18,669)

Net income (loss)	(160,401)	4,661	(238,949)	4,665

Less: Net income attributable to the noncontrolling interest	—	(514)	—	(1,264)

Net income (loss) attributable to Trico Marine Services, Inc.	$(160,401)	$4,147	$(238,949)	$3,401

Earnings (loss) per common share:
Basic	$(7.74)	$0.22	$(11.54)	$0.19

Diluted	$(7.74)	$0.22	$(11.54)	$0.19

Weighted average shares outstanding:
Basic	20,716	18,601	20,704	17,657
Diluted	20,716	26,345	20,704	18,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(238,949)	$4,665
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,708	36,619
Amortization of non-cash deferred revenues	(159)	(286)
Amortization of deferred financing costs	4,687	1,437
Noncash (benefit) expense related to change in Norwegian tax law	21,242	(18,568)
Accretion of debt discount	7,044	6,361
Deferred income taxes	5,505	(3,156)
Equity in loss of non-consolidated affiliates	1,637	—
Impairment	84,188	14,023
Change in fair value of derivatives	(5,895)	(1,415)
Gain on conversions of 6.5% Debentures	—	(11,330)
Cash paid for make-whole premium related to conversions of 6.5% Debentures	—	(6,915)
Foreign currency (gains)/losses, net	45,176	—
Gain on sales of assets	(5,241)	(17,693)
Provision on doubtful accounts	409	(140)
Stock based compensation	(1,253)	1,787
Change in operating assets and liabilities	26,183	23,286

Net cash provided by (used in) operating activities	(19,718)	28,675

Cash flows from investing activities:
Purchases of property and equipment	(31,519)	(48,848)
Proceeds from sales of assets	19,339	30,024
Dividend from unconsolidated affiliate	980	—
Investment in unconsolidated affiliate	(5,839)	—
(Increase) decrease in restricted cash	(3,869)	215

Net cash used in investing activities	(20,908)	(18,609)

Cash flows from financing activities:
Proceeds from issuance of credit facilities	70,444	—
Payments of credit facilities	(42,840)	—
Payment for exchange of convertible debentures	—	(12,676)
Repayments of revolving credit facilities, net	—	(49,353)
Dividend to noncontrolling partner	—	(6,120)
Debt issuance or refinancing costs	(5,964)	(6,224)

Net cash provided by (used in) financing activities	21,640	(74,373)

Effect of exchange rate changes on cash and cash equivalents	(1,517)	4,763

Net decrease in cash and cash equivalents	(20,503)	(59,544)

Cash and cash equivalents at beginning of period	52,981	94,613

Cash and cash equivalents at end of period	$32,478	$35,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRICO MARINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Trico Marine Services, Inc. (the “Company”) and its consolidated subsidiaries. The consolidated financial statements of the Company include the accounts of those subsidiaries where the Company directly or indirectly has more than 50% of the ownership rights and for which the right to participate in significant management decisions is not shared with other shareholders. Beginning January 1, 2010, in accordance with new guidelines for consolidation of variable interest entities, the Company deconsolidated Eastern Marine Services Limited (“EMSL”). See Note 13. All intercompany balances and transactions have been eliminated in consolidation. For comparative purposes, certain amounts in 2009 have been adjusted to conform to the current period’s presentation.
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
     The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted for interim periods as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
2. Risks, Uncertainties and Going Concern
     The Company’s inability to meet its past and current commitments, and uncertainties associated with the Company’s ability to meet its other commitments as they come due, to comply with its debt covenants or to repay its outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from these uncertainties.
     The Company’s cash and credit capacity have not been sufficient to enable it to meet its obligations, and the Company’s forecasted cash and available credit capacity are not expected to be sufficient to meet its other commitments as they come due over the next twelve months. The Company did not make the approximately $8 million interest payment due on May 15, 2010 for the 8.125% secured convertible debentures due 2013 (the “8.125% Debentures”) prior to the expiration of the applicable 30-day grace period, the approximately $10.1 million principal payment due on August 1, 2010 for the 8.125% Debentures (for which there is no grace period) and the approximately $2.3 million interest payment due on July 15, 2010 for the 3% senior convertible debentures due 2027 (the “3% Debentures”). As a result, events of default have occurred under the 8.125% Debentures and the 3% Debentures. As described below, the Company has entered into a forbearance agreement with the holders on 51% of the outstanding principal amount of the 8.125% Debentures.

     In addition, the Company believes it is highly unlikely that it will remain in compliance in future periods with covenants requiring it to achieve financial thresholds, including an EBITDA threshold in its $25 million U.S. credit facility agreement (the “U.S. Credit Facility”), the 11 7/8% senior secured notes due 2014 (the “Senior Secured Notes”) issued by Trico Shipping AS (“Trico Shipping”) and Trico Shipping’s working capital facility (the “Trico Shipping Working Capital Facility”) and a liquidity threshold in the Senior Secured Notes and the Trico Shipping Working Capital Facility. In particular, the Company expects that it may not be in compliance with financial covenants requiring the Company to achieve EBITDA targets measured over the trailing twelve months as specified in the U.S. Credit Facility, Senior Secured Notes and Trico Shipping Working Capital Facility. If the Company fails to maintain compliance with these covenants under the various indentures and forbearance agreements, its creditors may take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately. In addition, the Company’s results of operations may limit Trico Shipping’s ability to access additional funds under the Trico Shipping Working Capital Facility. In its current circumstances, if such indebtedness were accelerated, the Company would be unable to satisfy its obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the 6.11% notes due 2014 (the “6.11% Notes”), the U.S. Credit Facility or the Trico Shipping Working Capital Facility. In an effort to avoid the acceleration of such indebtedness, the Company has entered into (i) a forbearance agreement with holders of the 8.125% Debentures, (ii) a First Supplemental Indenture (as defined in Note 5) with respect to the Senior Secured Notes, (iii) an amendment to the Trico Shipping Working Capital Facility and (iv) an amendment to the U.S. Credit Facility. For additional information, see Notes 5 and 18.
     The Company, its financial advisor, Evercore Partners, and its restructuring advisor, AP Services, LLC (“AlixPartners”), are in discussions with some of the Company’s existing debt holders regarding restructuring certain of these obligations. While the Company has completed additional financing for both Trico Other (as defined below) and Trico Supply (as defined below), the Company’s liquidity at both Trico Other and Trico Supply is limited and if unable to reach agreement within a limited time period with certain of its debt holders, the Company will need to commence a voluntary case in a United States Bankruptcy Court (the “Bankruptcy Court”) concerning each of the Company, Trico Marine Assets, Inc. (“TMA”), Trico Marine Operators, Inc. (“TMO”), Trico Marine Cayman, LP (“Trico Cayman”), Trico Marine International, Inc. (“TMI”) and Trico Holdco, LLC (“Trico Holdco”) prior to September 8, 2010 to avoid an event of default under the U.S. Credit Facility and cross-defaults under its other debt agreements. Additionally, even if agreements regarding debt restructuring are reached within the necessary time periods, the Company may need to undertake bankruptcy proceedings in order to implement the debt restructurings and/or achieve other changes to its cost structure. The Company may also be required to undertake bankruptcy proceedings as a result of its inability to meet its past, current and future commitments. In addition, some or all of our subsidiaries may be required to seek protection under Chapter 11 of the Bankruptcy Code, and our creditors may seek to force us or some of our subsidiaries into insolvency or bankruptcy proceedings. The credit and business risk profiles of the Company could be adversely affected by a bankruptcy filing which may have a materially adverse effect on its business and results of operations.
     For the quarter ended June 30, 2010, the Company incurred $9.1 million in costs related to pursuing measures to improve the Company’s liquidity and capital structure. These expenses are primarily related to legal and consulting fees and are reflected as “reorganization costs” in the Company’s condensed consolidated statement of operations and as a use of operating cash flows in the Company’s condensed consolidated statement of cash flows.
     Due to the defaults mentioned above on the 8.125% Debentures and the 3% Debentures and cross-defaults and cross- acceleration on the Senior Secured Notes, 3% Debentures Trico Shipping Working Capital Facility, U.S. Credit Facility, and, the likelihood that the Company will not remain in compliance in future periods with certain covenants related to the Senior Secured Notes and Trico Shipping Working Capital Facility, the cross defaults to the U.S. Credit Facility, and the bankruptcy requirement in the U.S. Credit Facility, all of the Company’s debt has been classified as current as of June 30, 2010.
     The Company will need to commence a voluntary case in the Bankruptcy Court concerning each of the Company, TMA, TMO, Trico Cayman, TMI and Trico Holdco prior to September 8, 2010 to avoid an event of default under the U.S. Credit Facility and cross-defaults under the Company’s other debt agreements. Additionally, even if agreements regarding debt restructuring are reached within the necessary time periods, the Company may need to undertake bankruptcy proceedings in order to implement the debt restructurings and/or achieve other changes to its cost structure. The Company may also be required to undertake bankruptcy proceedings as a result of our inability to meet its past, current and future commitments. The Company’s credit and business risk profiles could be adversely affected by a bankruptcy filing which may have a materially adverse effect on its business and results of operations.
     The Company’s interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1, in addition to the payments due on the 8.125% Debentures on each of May 15 and November 15. During the forbearance period, the Company has agreed to pay an additional 2.00% interest on the Senior Secured Notes which increases the semi-annual interest payments by approximately $4.0 million. Additionally, the terms of the Company’s credit agreements require that some or all of the proceeds from certain asset sales be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds it retains. There was $22 million of availability under the Company’s credit facilities as of June 30, 2010, but drawing on this availability remains subject to completion of certain deliverables and the absence of an event of default under such facility. In addition, on August 16, 2010, the Company and Trico Shipping each agreed not to draw on this availability prior to December 31, 2010. See Note 18. The Company’s ability to refinance any of its existing indebtedness on commercially reasonable terms or to access additional amounts under the Trico Shipping Working Capital Facility may be materially and adversely impacted by the Company’s financial condition and the current credit market conditions.
     At June 30, 2010, the Company had available cash of $32 million. (This amount and other amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2010.) As of June 30, 2010, payments due on the Company’s contractual obligations during the next twelve months were approximately $1.0 billion. This includes $818 million of principal payments of debt as of June 30, 2010, $203 million of which can be paid in cash or converted into stock at the Company’s option (however the availability of the Company’s common stock to satisfy such conversions is limited), $97 million of time charter obligations, $29 million of vessel construction obligations, $97 million of estimated interest expense, and approximately $3 million of other operating expenses such as operating leases and pension obligations. The Company expects it will need to complete additional actions to have sufficient liquidity to satisfy these obligations. The Company took action to cancel construction by Tebma shipyard in India (“Tebma”) of four new build multi-purpose platform supply vessels (“MPSVs”) on July 15, 2010, which, if effective, would reduce its committed future capital expenditures to approximately $20 million for two remaining MPSVs. During the second quarter of 2010, the Company took delivery of the second VS-470 vessel. See the discussion under the caption “Tebma” in Note 14.

     The Company is highly leveraged and its debt imposes significant restrictions on it and increases its vulnerability to adverse economic and industry conditions. Under the terms of the Senior Secured Notes, the Company’s business has been effectively split into two groups: (i) “Trico Supply”, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) “Trico Other”, whose business is comprised primarily of the Company’s non-North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% Debentures, the 3% Debentures, the U.S. Credit Facility, and the 6.11% Notes and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of the Senior Secured Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and principal and interest on intercompany debt unless certain financial measures are met. Other than an annual reimbursement of up to $5 million related to the reimbursement of corporate expenses, a one-time $5 million restricted payment basket, and certain carve outs related to the sale of one vessel, the Company does not expect Trico Supply to be able to transfer additional funds to Trico Other in the foreseeable future. During the forbearance period for the Senior Secured Notes, the total amount transferred is limited to $5.0 million. During the first six months of 2010, a total of $3.5 million was transferred from Trico Supply to Trico Other under the one-time $5 million restricted payment basket and approximately $1.1 million was transferred related to the $5 million annual reimbursement for corporate expenses.
     In addition to the previously mentioned actions being taken to increase their liquidity, the ability of each of Trico Supply, Trico Other, and the Company overall to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants, is dependent on their ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, and (iii) deploy vessels to the most profitable markets. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and the Company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. Within certain constraints, the Company can conserve capital by reducing or delaying capital expenditures, deferring non-regulatory maintenance expenditures and further reducing operating and administrative costs through various measures.
     The Company’s revenues are primarily generated from entities operating in the oil and gas industry in the North Sea, the Asia Pacific regions, West Africa, Brazil and the Mexican Gulf of Mexico (“Mexico”). The Company’s international operations for the quarter ended June 30, 2010 account currently for 100% of revenues and are subject to a number of risks inherent to international operations including exchange rate fluctuations, unanticipated assessments from tax or regulatory authorities, and changes in laws or regulations. In addition, because of the Company’s corporate structure, it may not be able to repatriate funds from Trico Supply without adverse tax or debt compliance consequences. These factors could have a material adverse affect on the Company’s financial position, results of operations and cash flows.
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
     The Company’s operations, particularly in the North Sea, the Asia Pacific regions, West Africa, Mexico, and Brazil, depend on the continuing business of a limited number of key customers and some of its long-term contracts contain early termination options in favor of its customers. If any of these customers terminate their contracts with the Company, fail to renew an existing contract, refuse to award new contracts or choose to exercise their termination rights, the Company’s financial position, results of operations and cash flows could be adversely affected.
     The Company’s certificate of incorporation effectively requires that it remain eligible under the Merchant Marine Act of 1920, as amended, or the Jones Act, and together with the Shipping Act of 1916, the Shipping Acts. The Shipping Acts require that vessels engaged in the U.S. coastwise trade and other services generally be owned by U.S. citizens and built in the U.S. For a corporation engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the corporation must be organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) each of the president or other chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than 25% of the directors of such corporation necessary to the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. “citizens” (as defined in the Shipping Acts). The Jones Act also treats as a prohibited “controlling interest” any (i) contract or understanding by which more than 25% of the voting power in the corporation may be exercised, directly or indirectly, on behalf of a non-U.S. citizen and (ii) the existence of any other means by which control of more than 25% of any interest in the corporation is given to or permitted to be exercised by a non-U.S. citizen. The Company expects decommissioning and deep water projects in the Gulf of Mexico to comprise an important part of its subsea strategy, which may require continued compliance with the Jones Act. Any action that risks its status under the Jones Act could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
3. Asset Sales
     Asset Sales. During the first quarter of 2010, the Company sold three offshore supply vessels (“OSVs”) and one subsea platform supply vessel (“SPSV”) for net proceeds of $2.8 million and a gain of $0.9 million. The sale of these vessels did not require a debt prepayment. During the second quarter of 2010, the Company sold one anchor handling, towing and supply vessel (“AHTS”) and one OSV for $16.5 million in net proceeds and a gain of $4.5 million which did require a partial debt repayment of $14.5 million on the U.S. Credit Facility.
     On April 28, 2009, the Company sold a platform supply vessel for $26.0 million in net proceeds and recognized a gain on sale of $15.2 million. The sale of this vessel required a prepayment of approximately $14.9 million of the $200 million Revolving Loan Facility (as defined in Note 5) as the vessel served as security for that facility. During June 2009, the Company sold five supply vessels for a total of $3.8 million, resulting in a gain of $2.5 million. The sale of these vessels did not require a debt prepayment.
     Assets Held for Sale. Marine vessels held for sale at June 30, 2010 included one OSV which is included in the Company’s towing and supply segment. This vessel was subsequently sold for approximately $1.0 million on July 16, 2010 and the sale did not require a debt prepayment.
4. Intangible Assets
     Intangible assets consist of trade names and customer relationships. The Company classified trade names as indefinite lived intangible assets. Under authoritative guidance for goodwill and other intangibles, indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. At December 31, 2009, the Company performed an impairment analysis of intangible assets. The Company did not recognize an impairment in 2009. Due to further deterioration in the Company's operational results in the second quarter and further reductions in its forecasted revenue outlook, an interim impairment assessment of intangible assets was performed at June 30, 2010. Based on this assessment, an impairment charge, using the "relief-from-royalty" valuation method, of $10.2 million was recognized in the second quarter of 2010 on trade name assets. Customer lists were also evaluated for impairment based on estimated undiscounted future cash flows. No impairments were necessary at December 31, 2009 or June 30, 2010 for the Company's customer list assets. Further deterioration in the Company's operating performance, reductions in its revenue forecast or the loss of key customer relationships could result in further impairments to the Company's intangible assets in future periods and such amounts could be material.
     The following table provides information relating to the Company’s intangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010				As of December 31, 2009
			Foreign				Foreign
	Gross Carrying	Accumulated	Currency Translation		Gross Carrying	Accumulated	Currency Translation
	Amount	Amortization	Adjustment	Total	Amount	Amortization	Adjustment	Total
Amortized intangible assets:
Customer relationships	$118,057	$(16,284)	$(27,834)	$73,939	$118,057	$(12,454)	$(20,386)	$85,217

Total	$118,057	$(16,284)	$(27,834)	$73,939	$118,057	$(12,454)	$(20,386)	$85,217

			Foreign				Foreign
	Gross Carrying		Currency Translation		Gross Carrying		Currency Translation
	Amount	Impairment	Adjustment	Total	Amount	Impairment	Adjustment	Total
Unamortized intangible assets:
Trade name	$40,881	$(13,302)	$(9,539)	$18,040	$40,881	$(3,114)	$(6,513)	$31,254

Total	$40,881	$(13,302)	$(9,539)	$18,040	$40,881	$(3,114)	$(6,513)	$31,254

     Amortization expense associated with the Company’s customer relationships was $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2009, respectively. The estimated amortization expense for the remainder of 2010 is estimated to be $3.4 million and for the years 2011, 2012, 2013 and 2014 is estimated to be $7.3 million per year.

5. Debt
     See Note 18 for additional information on the Company’s indebtedness.
     Unless otherwise specified, amounts in these footnotes disclosing U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2010. The Company’s debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	Current Debt at		December 31, 2009
	June 30, 2010(7)		Current	Long-Term	Total
$25 million U.S. Credit Facility (1), maturing in December 2011	$24,500	(3), (4)	$11,347	—	$11,347	(3), (4)
$202.8 million face amount, 8.125% Debentures, net of unamortized discount of $9.5 million and $12.3 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on February 1, 2013	193,309		19,774	170,696	190,470
$150.0 million face amount, 3% Debentures, net of unamortized discount of $26.9 million and $30.0 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	123,113	(5)	—	119,992	119,992	(5)
$400.0 million face amount, Senior Secured Notes, net of unamortized discount of $13.0 million and $14.1 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on November 1, 2014	387,011	(6)	—	385,925	385,925	(6)
$65 million Trico Shipping Working Capital Facility (2), maturing December 2011 and January 2014	35,254	(6)	20,000	—	20,000	(6)
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	5,028		1,258	4,399	5,657
Insurance note	—		119	—	119
Motor vehicle leases	72		87	47	134
Fresh-start debt premium	223		—	253	253

Total debt	$768,510		$52,585	$681,312	$733,897

(1)	As of June 30, 2010, interest on the $25 million U.S. Credit Facility is at the one month London inter-bank offered rate (“LIBOR”) plus 11.50% with a minimum LIBOR amount of 2.50%. The one month LIBOR rate was 0.3% for the period ending June 30, 2010. As of December 31, 2009, interest was at three month LIBOR plus 5.00%. The three month LIBOR rate was 0.3% for the period ending December 31, 2009. The U.S. Credit Facility was subsequently amended on August 10, 2010 to increase the interest rate, retroactive to August 1, 2010, to LIBOR (subject to a minimum floor of 2.5%) plus 15.5%.

(2)	Interest on the revolving loan portion of the Trico Shipping Working Capital Facility is payable on the outstanding principal amount of the revolving loans ($7.2 million at June 30, 2010) at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0%, payable quarterly in arrears, if the facility is more than 50% drawn. An additional 2.0% is payable during the forbearance period. The Term Loans (as defined below) ($28.1 million at June 30, 2010) mature on January 31, 2014 and will bear interest at the initial rate of 13.5% per annum until June 30, 2013 and 14.5% per annum thereafter. Undrawn amounts under the Term Loan Facility (as defined below) are subject to a fee equal to 1.5% per annum until December 31, 2010 and 2.5% per annum thereafter.

(3)	In December 2009, the Company entered into an amendment that excluded the impact on the minimum net worth covenant of the impairment charge related to four construction vessels. The Company was in compliance with this covenant as of December 31, 2009. As of June 11, 2010, the previous covenants were replaced with new covenants with the first measurement period being June 30, 2010 for minimum EBITDA. There is no longer a minimum net worth covenant.

(4)	In December 2009, the Company entered into an amendment to increase the consolidated leverage ratio to 11.0:1 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010 and to 10.0:1 for the quarter ending September 30, 2010 while leaving the ratio levels for December 31, 2010 and beyond unchanged. In conjunction with this amendment, the current availability under the facility was reduced to approximately $14.8 million with the reduced availability being restored when the Company is below the consolidated ratio levels that were in effect prior to this amendment. The Company was in compliance with this covenant as of December 31, 2009. On March 31, 2010, the Company received a waiver to the maximum consolidated leverage ratio as of March 31, 2010. Absent this waiver, the Company would not have been in compliance with this covenant as of March 31, 2010. As of June 11, 2010, the previous covenants were replaced with new covenants with the first measurement period being June 30, 2010 for minimum EBITDA. There is no longer a minimum net worth or a maximum consolidated leverage ratio covenant associated with the U.S. Credit Facility.

(5)	Holders of the 3% Debentures have the right to require the Company to repurchase the debentures in cash at par on each of January 15, 2014, January 15, 2017 and January 15, 2022 or upon occurrence of a fundamental change in business.

(6)	Trico Marine Services, Inc. is a guarantor of the Senior Secured Notes and the Trico Shipping Working Capital Facility. This guarantee is subordinated to any obligations under the U.S. Credit Facility.

(7)	All of the Company’s debt was classified as current as of June 30, 2010. The Company did not make the approximately $8 million interest payment due on May 15, 2010 for the 8.125% Debentures prior to the expiration of the applicable 30-day grace period, the approximately $10.1 million principal payment due on August 1, 2010 for the 8.125% Debentures (for which there is no grace period) and the approximately $2.3 million interest payment due on July 15, 2010 for the 3% Debentures.

     All of the Company’s debt was classified as current as of June 30, 2010. As of June 30, 2010, the Company was in default on the 8.125% Debentures due to non-payment of interest and principal within applicable grace periods. The Company did not make the interest payment due on July 15, 2010 for the 3% Debentures. As of June 30, 2010, the Senior Secured Notes and Trico Shipping Working Capital Facility are subject to forbearance agreements that require the Company to remain in compliance with certain requirements, including minimum liquidity and minimum consolidated cash flow. If the Company fails to maintain compliance with the requirements of these forbearance agreements, the holders and/or lenders may take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately. The Company believes it is highly unlikely that it will remain in compliance in future periods with covenants requiring it to achieve financial thresholds, including an EBITDA threshold in its U.S. Credit Facility, Senior Secured Notes and the Trico Shipping Working Capital Facility and a liquidity threshold in the Senior Secured Notes and the Trico Shipping Working Capital Facility the Senior Secured Notes and Facility. The U.S. Credit Facility is classified as current due to the requirement that the Company files for bankruptcy by September 8, 2010. The 6.11% Notes are classified as current due to the requirement that Trico Marine Services, Inc., as guarantor under the 6.11% Notes, file bankruptcy by September 8, 2010 to avoid an event of default under the U.S. Credit Facility.
     Deferred financing costs related to the Company’s existing debt remain recorded as of June 30, 2010. These costs would be expensed in the period the related debt is either extinguished or it becomes evident that the Company will not be able to negotiate a waiver or restructure the debt and the debt is puttable by the lenders.
     The Company’s capitalized interest totaled $4.4 million and $7.6 million for the three and six months ended June 30, 2010 and $4.9 million and $9.7 million for the three and six months ended June 30, 2009.
     As of August 16, 2010, the Company was in default on $352.8 million principal amount of debt (net of unamortized discounts), plus $16.3 million of interest on such debt that is due and payable.
     U.S. Credit Facility. In January 2008, the Company entered into the U.S. Credit Facility secured by an equity interest in direct material domestic subsidiaries, first preferred mortgages on vessels owned by TMA and a pledge on the intercompany note due from Trico Supply AS to TMO A voluntary prepayment of $15 million was made on January 14, 2009 which reduced the commitment to $35 million. In October 2009, $10 million of the proceeds from the sale of the Northern Challenger were used to permanently reduce the commitment under the facility to $25 million.
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
      In March 2010, the Company received a waiver related to the consolidated leverage ratio of the U.S. Credit Facility for the period ending March 31, 2010. Absent this waiver, the Company would not have been in compliance with this covenant.
     In April 2010, the U.S. Credit Facility was amended which (i) enabled the Company to re-borrow certain amounts used to cash collateralize letters of credit, (ii) provided that specified asset sales will not require a reduction in the Total Commitment (as defined in the U.S. Credit Facility), (iii) allowed the Company and its subsidiaries to make cash capital contributions and/or loans to joint ventures and other subsidiaries of the Company with the written consent of Nordea Bank Finland plc, New York Branch (“Nordea”), provided that no written consent is necessary if the ultimate recipient of the proceeds is a credit party under and as defined in the Trico Shipping Working Capital Facility and (iv) updated a financial condition representation.
     In June 2010, the U.S. Credit Facility was amended (the “Amendments”) to:
(i)	provide for the assignment of the loans and commitments,

(ii)	provide for the consent to and reflect the resignation of Nordea as administrative agent under the U.S. Credit Facility and the assumption by Obsidian Agency Services, Inc. (“Obsidian”) of all of Nordea’s rights, interests, liabilities and obligations as the administrative agent under the U.S. Credit Facility,

(iii)	terminate the letter of credit facility,

(iv)	convert the revolving credit commitments to term loan commitments,

(v)	increase the borrowing availability of the Company up to $25 million (the borrowing availability is currently limited to $24.5 million pending acceptable resolution of certain due diligence items),

(vi)	increase the pricing margin to LIBOR (subject to a minimum floor of 2.5%) plus 11.5% and eliminate the utilization fee of 3.00%,

(vii)	replace the financial covenants with new financial covenants providing for (a) minimum cumulative EBITDA levels from June 1, 2010 with the first measurement period being the month ended June 30, 2010, (b) minimum consolidated cash flows for various periods beginning with the period between June 11, 2010 and ending on July 23, 2010 and for successive four or five week periods thereafter and (c) minimum cumulative cash flows as of the same measurement ending dates as provided for in (b) and beginning on June 11, 2010, (d) limiting maintenance related capital expenditures to $2.0 million during the term of the loan, and (e) requiring that the appraised value of the vessels that serve as collateral for the facility be at least 120% of the amount of the facility. The cash flows in (b) and (c) are determined by changes in the cash flows of the borrower and the guarantors to the facility which excludes Trico Supply AS and any of its subsidiaries. The minimum EBITDA levels are determined by the EBITDA of the borrower and the guarantors to the facility plus the EBITDA of the Company’s Mexican joint venture whose results are included in the Company’s financial statements,

(viii)	add additional guarantors of the indebtedness incurred by Trico under the U.S. Credit Facility, and

(ix)	provide that all net cash proceeds from asset sales be deposited into the blocked account from which the lenders, at their option, may apply as a repayment of the outstanding loans, except that lenders may not apply proceeds from the sale of any equity interest in the Mexican joint venture in excess of $8.0 million, up to an additional $5.0 million of proceeds, to repay the outstanding loans, and may only apply only 50% of proceeds in excess of $13.0 million received from such a sale to repay the outstanding loans.

     The U.S. Credit Facility was subsequently amended on June 25, 2010 to (i) permit the creation of certain liens, (ii) except the bankruptcy filing by certain subsidiaries of the Company from the events of default, and (iii) suspend the effectiveness of the guarantee by TMI until such time as the Company files for bankruptcy protection.
     The U.S. Credit Facility was subsequently amended on July 23, 2010 to permit the entry by subsidiaries of the Company into certain restrictive covenants under the Senior Secured Notes and Trico Shipping Working Capital Facility.
     The U.S. Credit Facility was subsequently amended on August 10, 2010 to increase the interest rate, retroactive to August 1, 2010, to LIBOR (subject to a minimum floor of 2.5%) plus 15.5%.
     The U.S. Credit Facility was subsequently amended on August 16, 2010 to (i) prevent defaults under the 3% Debentures from creating a cross-default under the U.S. Credit Facility and (ii) make certain changes to the Events of Default as reflected below. In addition, the amendment allows, in certain circumstances, the Company to consent to relief under an involuntary proceeding against the Company in the District of Delaware under Chapter 11 of the Bankruptcy Code. For additional information, see Note 18.
     The U.S. Credit Facility may be used by the Company (i) to cash collateralize certain outstanding letters of credit in an amount up to 105% of the stated amount of such letters of credit, (ii) to pay fees and expenses incurred in connection with the entering into of the Amendments and (iii) for the Company and its subsidiaries’ general corporate and working capital purposes. Immediately after entering into the Amendments, the Company borrowed the full term loan amount of $25.0 million less a hold-back of $0.5 million pending resolution of certain due diligence issues of which approximately $11.5 million was used to pay outstanding amounts under the U.S. Credit Facility and approximately $3.6 million was used to cash collateralize the existing letters of credit. Proceeds of the Amendments have been funded into a blocked account. The Company must satisfy certain conditions in order to access such funds including (i) there having occurred no default or event of default, (ii) accuracy of all representations and warranties in all material respects and (iii) not more than $1.0 million on deposit in the Company’s operating accounts. The Company may not request a release of funds from the blocked account more than twice per week. Amounts in the blocked account may only be released in accordance with a budget provided by the Company to the lenders at closing of the Amendments.
     The U.S. Credit Facility’s maturity date is December 31, 2011. The term loan will bear interest at the one-month LIBOR rate (subject to a 2.50% floor) plus a margin of 15.5%. The U.S. Credit Facility is secured by first preferred ship mortgages on certain vessels, the equity of TMA and TMO, 65% of the equity of Trico Cayman, a pledge of an intercompany note between Trico Supply AS and TMO, all deposit accounts of TMS, TMA and TMO and guarantees from TMA, TMO and certain of the direct and indirect subsidiaries of Trico Marine Services, Inc., excluding Trico Supply AS and any of its subsidiaries.
     In addition, the U.S. Credit Facility contains non-financial covenants, including but not limited to, covenants limiting the Company and its subsidiaries’ ability to incur additional indebtedness, to create or incur certain liens on their property, to consolidate, merge or transfer assets, to make dividends or distributions, to dispose of property, to make investments, or to engage in business activities materially different from those presently conducted.
     The U.S. Credit Facility provides that certain events, will be an event of default, including the failure to commence a voluntary case in the Bankruptcy Court concerning each of the Company, TMA, TMO, Trico Cayman, TMI and Trico Holdco prior to the earlier of (i) September 8, 2010, and (ii) the later of (x) August 23, 2010 and (y) if a forbearance agreement has been entered into with the holders of not less than a majority of the outstanding principal amount of the 3% Debentures, then the second business day after forbearance agreements are no longer in effect both with the holders of not less than 51% of the outstanding principal amount of the 8.125% Debentures and with the holders of not less than a majority of the outstanding principal amount of the 3% Debentures. Also it is an event of default if the forbearance agreement with the holders of not less than 51% of the outstanding principal amount of the 8.125% Debentures is terminated or expires on or after August 23, 2010 and a voluntary bankruptcy case is not commenced within two business days of the termination or expiration. It is also an event of default if at any time the Company ceases diligently to pursue a prepackaged plan of reorganization acceptable to the lenders or if the Company fails to satisfy the conditions precedent to the funding of the Debtor-in-Possession Term Loan Credit Facility (a “DIP Facility”) described below within 30 days after the commencement of a voluntary bankruptcy. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the U.S. Credit Facility due and payable.
     On June 11, 2010, the Company entered into (i) a Reimbursement Agreement (the “Reimbursement Agreement”) by and among the Company, TMA, TMO and Nordea and (ii) a L/C Cash Collateral Agreement (together with the Reimbursement Agreement, the “Letter of Credit Agreements”) pursuant to which six letters of credit (as amended, the “Continuing Letters of Credit”) with an aggregate stated amount of $3.5 million were (a) kept outstanding after the termination of the letter of credit facility pursuant to the Amendments and (b) cash collateralized in an amount equal to 105% of the stated amount of such letters of credit. Nordea has no obligation to issue new letters of credit pursuant to the Letter of Credit Agreements. Two letters of credit, with stated amounts of approximately $0.3 million expired in July 2010. The remaining letters of credit have various expiration dates through December 2010 for (i) securing certain payments under vessel operating leases and (ii) payment of certain taxes in Trinidad and Tobago. Pursuant to these agreements, the letters of credit, which the Company previously issued under the U.S Credit Facility, transitioned to being cash collateralized at 105% of face value.

     The U.S. Credit Facility subjects the Company’s subsidiaries that are parties to the credit agreement to certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to indebtedness, liens, declaration or payment of dividends, sales of assets, investments, minimum cumulative EBITDA, minimum consolidated cash flows and collateral coverage. Payment under the U.S. Credit Facility may be accelerated following certain events of default including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, expiration of certain forebearance agreements (as described above), commencement of insolvency proceedings, entry of judgment in excess of $1 million, defaults by any of the credit parties under certain other indebtedness in excess of $1 million and occurrence of certain changes of control.
     Per the terms of the commitment letter entered into between the Company and Tennenbaum DIP Opportunity Fund, LLC (“Tennenbaum”) on June 8, 2010 (the “Commitment Letter”), the U.S. Credit Facility may be converted to a DIP Facility should the Company and certain of its affiliates file voluntary petitions for relief (the “U.S. Chapter 11 Cases”) under the Bankruptcy Code. Pursuant to the Commitment Letter, Tennenbaum has agreed, subject to the terms and conditions contained therein, to refinance the U.S. Credit Facility. With respect to the existing commitment under the Commitment Letter, based on discussions with Tennenbaum, the Company believes that the conditions to borrowing under the existing commitment may not be satisfied. Accordingly, the Company has begun and is currently engaged in discussions with Tennenbaum concerning the terms of a revised or new commitment for debtor-in-possession financing, which will include, among other things a reduction of the amount of the facilities from $50 million to $35 million (of which $10 million would be new funds). There can be no assurance that the Company will be able to obtain such revised or new commitment or that the Company will be able to draw on the existing commitment if a revised or new commitment is not obtained.
     8.125% Debentures. On May 11, 2009, the Company entered into exchange agreements (the “Exchange Agreements”) with existing holders (the “Investors”) of its 6.5% senior convertible debentures due 2028 (the “6.5% Debentures”). In accordance with the exchange (the “Exchange”) contemplated by the Exchange Agreements, on May 14, 2009, the Company exchanged $253.5 million in aggregate principal amount of its 6.5% Debentures (representing all of the outstanding 6.5% Debentures) for, in the aggregate, approximately $12.7 million in cash, 3,042,180 shares of the Company’s common stock (or warrants exercisable for $0.01 per share in lieu thereof) and $202.8 million in aggregate principal amount of the 8.125% Debentures.
     This Exchange was accounted for under modification accounting which required the Company to defer and amortize any change in value exchanged. The amount deferred was approximately $10 million and was reflected as a discount to the 8.125% Debentures, which is being amortized under the effective interest method over the life of the 8.125% Debentures. This discount represented the fair value of the warrants and common shares of stock that were tendered in the Exchange. The warrants issued in the Exchange were required to be recorded as a liability due to the net-cash settlement terms included in the Exchange Agreements and were revalued each reporting period based upon the Company’s stock price each period they were outstanding. All warrants were exercised by December 2009. Additionally, the debt issue costs previously recorded for the 6.5% Debentures continue to be amortized over the life of the 8.125% Debentures and the new debt issue costs were expensed.
     The Company pays interest on the unpaid principal amount of the 8.125% Debentures at a rate of 8.125 percent per annum. The Company will pay interest semiannually on May 15 and November 15 of each year. Interest on the 8.125% Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from May 15, 2009. The Company did not make the interest payment due on May 15, 2010.
     The 8.125% Debentures are subject to quarterly principal amortizing payments beginning August 1, 2010 of 5% of the aggregate principal amount per quarter, increasing to 14% of the aggregate principal amount per quarter beginning February 1, 2012 until the final payment on February 1, 2013 (the “Maturity Date”). The Company has the right to elect at each payment date whether to pay principal installments in common stock, subject to certain limitations, or cash. The Company did not make this election in regards to the August 1, 2010 payment. The August 1, 2010 principal amortization payment has not been made. Separate from and prior to the Company’s election, a majority of the holders of the 8.125% Debentures can elect to have the payment of all or any portion of an installment of principal deferred until the Maturity Date. The 8.125% Debentures are also subject to mandatory prepayments, applied on a pro-rata basis, related to net cash proceeds of asset sales. Asset sales of greater than $5 million require a prepayment equal to 50% of net cash proceeds. Net cash proceeds exclude among other items, required repayment of debt. Asset sales between $0.5 million and $5 million do not require a prepayment of the 8.125% Debentures unless total gross proceeds of all asset sales between $0.5 million and $5 million exceed $10 million in any given year based on the issuance date of the 8.125% Debentures. If the total gross proceeds of asset sales between $0.5 million and $5 million during any given year exceed $10 million, a prepayment of 50% of net cash proceeds is required for all completed asset sales. After each twelve month period, the cumulative amount of total gross proceeds is reduced by $5 million for calculation purposes. The Company has the option to redeem the 8.125% Debentures at par plus accrued interest on or after May 1, 2011, if the trading price of the common stock exceeds 135% of the conversion price (currently $14.00 per share), subject to adjustment, for 20 consecutive trading days.

     The holders of the 8.125% Debentures have the option at any time to convert the 8.125% Debentures into the requisite number of shares of common stock. Holders who convert after May 1, 2011 are entitled to receive, in addition to the shares due upon conversion, a cash payment equal to the present value of remaining interest payments until final maturity. Holders of the 8.125% Debentures are entitled to require the Company to repurchase the debentures at par plus accrued interest in the event of certain fundamental change transactions. For more information regarding the conversion, redemption, and repurchase options of the 8.125% Debentures, see Note 5 of the 2009 Form 10-K.
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
     The 8.125% Debentures and the shares of common stock issuable upon the conversion of the 8.125% Debentures have not been registered because the Company sold the 8.125% Debentures in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     The 8.125% Debentures are senior secured obligations of the Company, rank senior to all other indebtedness of the Company with respect to the collateral (other than indebtedness secured by permitted liens on the collateral), rank on parity in right of payment with all other senior indebtedness of the Company, and rank senior in right of payment to all subordinated indebtedness of the Company. The 8.125% Debentures shall rank senior to all future indebtedness of the Company to the extent the future indebtedness is expressly subordinated to the 8.125% Debentures. The 8.125% Debentures are secured by a perfected security interest in certain assets of the Company and its subsidiaries. These assets include, as of June 30, 2010, three SPSVs and nine OSVs and, among other assets, one of three intercompany notes between Trico Supply and Trico Other. Due to the vessel sale in July 2010, there are now eight OSVs. The note that is pledged as security has an approximate principal amount of $163.1 million as of June 30, 2010 and is between Trico Supply AS (borrower) and TMO (lender). The two notes which are not pledged to the 8.125% Debentures are between Trico Shipping (borrower) and Trico Marine Services, Inc. (lender) with a principal amount of approximately $321.0 million as of June 30, 2010 and between Trico Supply AS (borrower) and Trico Cayman (lender) with a principal amount of approximately $33.5 million as of June 30, 2010. These three intercompany notes do not include any subordination provisions among themselves but are each subordinated to the Senior Secured Notes.
     The Company failed to make the approximately $8.0 million interest payment due on May 15, 2010 on the 8.125% Debentures. On June 17, 2010, the 30-day grace period permitted under the indenture governing the 8.125% Debentures (the “8.125% Indenture”) expired. The expiration of this 30-day grace period triggered an event of default. As a result of this event of default, the Trustee for the 8.125% Debentures or 25% of the holders (as defined in the 8.125% Indenture) thereof, may elect to accelerate the 8.125% Debentures, making them immediately due and payable. Pursuant to the 8.125% Indenture, the Trustee may also exercise certain rights and remedies with respect to the collateral securing the 8.125% Debentures. However, on June 27, 2010, the Company and certain consenting holders of the 8.125% Debentures entered into a forbearance agreement (the “Forbearance Agreement”). On August 1, 2010, the Company failed to make the scheduled principal amortization payment of $10.1 million.
     Under the Forbearance Agreement, each Consenting Holder agreed, among other things, not to (i) pursue any remedy (including, without limitation, the acceleration of any obligation owing in respect of the 8.125% Indenture and/or the 8.125% Debentures) against the Company under the 8.125% Debentures or the 8.125% Indenture for not making interest or principal payments as scheduled or within the applicable grace period, as applicable, or (ii) initiate, or have initiated on its behalf, any litigation or proceeding of any kind with respect to the 8.125% Debentures other than to enforce Forbearance Agreement. Further, each Consenting Holder agreed to request that the trustee of the 8.125% Indenture not enforce remedies (including acceleration) pursuant to the terms of the 8.125% Debentures or the 8.125% Indenture until the Forbearance Agreement has terminated. Under the Forbearance Agreement, the Company shall not (and shall direct its subsidiaries not to) consummate any financing transaction or material transactions outside the ordinary course of business without providing the consenting holders and their advisors advance notice of at least 48 hours; provided that the foregoing shall not apply to, among other things, the granting of certain security interests or liens in collateral for the benefit of the secured parties under Trico Shipping’s outstanding notes and related indenture. The Forbearance Agreement terminated on August 15, 2010. On August 16, 2010 the Company and the consenting holders of the 8.125% Debentures entered into a new forbearance agreement (the “August Forbearance Agreement”). For additional information, see Note 18.

     3% Debentures. In February 2007, the Company issued $150.0 million of its 3% Debentures. The Company received net proceeds of approximately $145.2 million after deducting commissions and offering costs of approximately $4.8 million. Net proceeds of the offering were used for the acquisition of Active Subsea ASA, financing of the Company’s fleet renewal program and for general corporate purposes. Interest on the 3% Debentures is payable semiannually in arrears on January 15 and July 15 of each year. The 3% Debentures will mature on January 15, 2027, unless earlier converted, redeemed or repurchased. Effective January 1, 2009, the 3% Debentures were subject to new authoritative guidance.
     The 3% Debentures are senior unsecured obligations of the Company and rank equally in right of payment to all of the Company’s other existing and future senior indebtedness. The 3% Debentures are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of its assets collateralizing such indebtedness and any liabilities of its subsidiaries. The 3% Debentures and shares of common stock issuable upon the conversion of the debentures have been registered under the Securities Act of 1933.
     The 3% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock, par value $0.01 per share, based on an initial conversion rate of 23.0216 shares of common stock per $1,000 principal amount of the 3% Debentures (which is equal to an initial conversion price of approximately $43.44 per share), subject to adjustment and certain limitations. Should the holders of the 3% Debentures convert, the Company would pay the holders $1,000 in cash for each $1,000 in principal plus the number of shares of stock equal to the value of the conversion option in excess of $43.44 per share. For more information regarding the conversion and redemption options of the 3% Debentures, see Note 5 of the 2009 Form 10-K.
     The holders of the Company’s 3% Debentures have the right to require the Company to repurchase the debentures upon the occurrence of a “Fundamental Change” in its business. See Note 5 of the 2009 Form 10-K for more information.
     The amount of interest cost recognized for the three and six months ending June 30, 2010 relating to both the contractual interest coupon and amortization of the discount on the liability component is $2.7 million and $5.4 million, respectively, compared to $2.6 million and $5.1 million for the three and six months ending June 30, 2009, respectively. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 8.9% on these convertible notes.
     The Company did not make the scheduled interest payment of $2.25 million when due on July 15, 2010. On August 14, 2010, the 30-day grace period permitted under the indenture governing the 3% Debentures (the “3% Indenture”) expired. The expiration of this 30-day grace period triggered an event of default. As a result of such event of default, the Trustee for the 3% Debentures or 25% of the holders (as defined in the 3% Indenture) thereof, may elect to accelerate the 3% Debentures, making them immediately due and payable. In addition, holders of the 3% Debentures may seek to force the Company into a proceeding under Chapter-11 of the Bankruptcy Code.
     Senior Secured Notes. On October 30, 2009, the Company’s wholly-owned subsidiary, Trico Shipping, issued $400.0 million aggregate principal amount of the Senior Secured Notes. These notes have a final bullet maturity of November 1, 2014 with no scheduled amortization payments. Interest is payable on May 1 and November 1 and accrues at a rate of 11.875% per annum. The Senior Secured Notes are not callable for three years and are subject to a declining prepayment premium until November 2013 after which they can be repaid at par. The Senior Secured Notes are secured by the assets and earnings of Trico Supply AS, and its subsidiaries, including Trico Shipping, DeepOcean AS and CTC Marine Projects, Ltd. (the “Trico Supply Group”) and the proceeds from the sale of these assets. The Senior Secured Notes are guaranteed by the Company’s wholly owned subsidiary, Trico Supply AS, and by Trico Supply’s direct and indirect subsidiaries (other than Trico Shipping) and Trico Marine Services, Inc., Trico Cayman and Trico Holdco (the “Guarantors”). The Senior Secured Notes are pari passu in right of payment with all existing and future senior debt of Trico Shipping and the Guarantors (excluding Trico Marine Services) and senior to all existing and future subordinated debt of Trico Shipping and the Guarantors (excluding Trico Marine Services), including any intercompany debt; except that debt under the U.S. Credit Facility will be senior in right of payment to the Company’s guarantee of the Senior Secured Notes. The Senior Secured Notes are subject to certain prepayment provisions related to the sale of assets if the proceeds from these sales are not reinvested within six months. The Senior Secured Notes may be put to the Company at 101% of face value in the event of a Change of Control as defined in the indenture.

     The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness or paying dividends to the parent of Trico Supply unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of the additional indebtedness. The Senior Secured Notes also limit the ability of Trico Supply and its subsidiaries from paying interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the fixed charge coverage ratio is less than 2.5:1. However, payments of up to $5 million by year to Trico Marine Services may be made for payment of general corporate, overhead and other expenses. As of June 30, 2010, payments in the amount of $1.1 million have been made by Trico Supply under this provision.
     The indenture provides that each of the following is an event of default: default for 30 days (5 days during the forbearance period as defined below) in the payment when due of interest; default in the payment when due (at maturity, upon redemption or otherwise) of the principal of, or premium, if any, on, the Senior Secured Notes; failure for 30 days after notice to the borrower by the Trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding voting as a single class to comply with any of the other agreements in the indenture governing the Senior Secured Notes or any security document or the occurrence of any event of default under any mortgage, equipment pledge or other security document; default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness, if that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more ($5 million or more during the forbearance period); a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at maturity or results in the acceleration of such indebtedness prior to its express maturity; and if certain significant subsidiaries (excluding the Guarantors: Trico Marine Services, Trico Holdco, and Trico Cayman, during the forbearance period) within the meaning of the bankruptcy law commences a voluntary case, consents in writing to the entry of an order for relief against it in an involuntary case, consents in writing to the appointment of a custodian of it or for all or substantially all of its property, makes a general assignment for the benefit of its creditors, or admits in writing it generally is not paying its debts as they become due.
     If any event of default occurs and is continuing, the Trustee, by notice to the Company, or the holders of at least 25% in principal amount of the then outstanding Senior Secured Notes, by notice to the Company and the Trustee, may declare all the Senior Secured Notes to be due and payable immediately.
     Within 210 days of the issuance date of the Senior Secured Notes (October 30, 2009), the Company was required to file a registration statement with the SEC to effect the exchange of the issued notes for replacement notes covered by the registration statement and not subject to restrictions on transfer. If the registration statement is not effective within 270 days of the original issuance date of the Senior Secured Notes, which may be extended in certain circumstances, the Company will be required to pay additional interest on the Senior Secured Notes of 0.25% per annum initially up to a maximum of 0.50% per annum. The Company did not file the registration statement as required on May 31, 2010 which has resulted in a 0.25% increase in the interest rate. A further increase of an additional 0.25% occurred on July 31, 2010 when the Company did not have an effective registration in place. In accordance with the accounting guidance for contingent interest, the Company recorded $1.6 million as “Interest Expense” in the accompanying condensed consolidated statements of operations as it is probable that the additional interest will be paid. Upon the filing of a registration statement and the declaration of the registration statement as effective by the SEC, the additional 0.50% in interest will no longer be in effect.
     On June 25, 2010, Trico Shipping and the Guarantors entered into the first supplemental indenture with Deutsche Bank, as trustee (the “First Supplemental Indenture”), to the Senior Secured Notes which became effective following the receipt of the requisite consents of the holders and the payment of a consent fee of 0.25% of the total principal amount of the Senior Secured Notes at the time of the amendment (equal to $1.0 million). An additional 0.25% payment will be due 45 days following the effective date of the amendment.
     The First Supplemental Indenture modifies certain terms and conditions of the indenture. Certain of these changes are effective for the forbearance period while certain other changes are permanent. The forbearance period commenced on June 17, 2010 and expires on the earlier of June 17, 2011 and the effective date of a plan of reorganization related to Trico Marine Services, Trico Holdco and/or Trico Cayman subsequent to the filing of a bankruptcy case under Chapter 11 of the Bankruptcy Code.
     The First Supplemental Indenture, among other things, (i) waives certain defaults and events of default related to a voluntary bankruptcy case undertaken by Trico Marine Services, Trico Holdco, and/or Trico Cayman pursuant to Chapter 11 of the U.S. Bankruptcy Code during the forbearance period, (ii) waives certain defaults and events of default related to indebtedness issued by

Trico Marine Services including acceleration of this indebtedness and nonpayment of interest and/or principal during the forbearance period, (iii) adds a minimum liquidity financial covenant that requires Trico Supply and its subsidiaries to maintain a minimum liquidity of at least $20 million at each month end during the forbearance period, (iv) adds a minimum LTM consolidated cash flow covenant at each month end during the forbearance period, (v) increases the amount of indebtedness that can be issued and secured by the collateral of the Senior Secured Notes from $450 million to $465 million, (vi) limits the amount of funds that can be paid to Trico Other during the forbearance period to $5 million, and (vii) permanently eliminates the ability to transfer any proceeds related to the cancellation of the last four VS-470 vessels under construction to Trico Other.
     Under the terms of the Senior Secured Notes, the Company’s business has been effectively split into two groups: (i) Trico Supply, where substantially all of its subsea services business and all of its subsea protection business resides along with its North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of the Company’s non-North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% Debentures, the 3% Debentures, the U.S. Credit Facility, and the 6.11% Notes and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of the Senior Secured Notes, the ability of Trico Supply to provide funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and principal and interest on intercompany debt unless certain financial measures are met. Other than an annual reimbursement of up to $5 million related to the reimbursement of corporate expenses, a one-time $5 million restricted payment basket, and certain carve outs related to the sale of one vessel, the Company does not expect Trico Supply to be able to transfer additional funds to Trico Other in the foreseeable future. During the forbearance period for the Senior Secured Notes, the total amount transferred is limited to $5.0 million. During the first six months of 2010, a total of $3.5 million was transferred from Trico Supply to Trico Other under the one-time $5 million restricted payment basket and approximately $1.1 million was transferred related to the $5 million annual reimbursement for corporate expenses.
     Trico Shipping Working Capital Facility. In conjunction with the issuance of the Senior Secured Notes, the Company entered into the Trico Shipping Working Capital Facility with Trico Shipping as the borrower.
     On June 21, 2010, Trico Shipping entered into the Second Amendment to Credit Agreement and Forbearance Agreement (the “Second Amendment”), which provided a forbearance from enforcement of remedies and waives any defaults arising from the failure of the Company to make a scheduled interest payment on its 8.125% Debentures and certain related matters, including a potential voluntary bankruptcy filing by the Company and certain of its subsidiaries. The Second Amendment also amends the Trico Shipping Working Capital Facility, to, among other things, (i) increase the interest rate by 2% during the forbearance period, (ii) permit the incurrence of additional indebtedness by Trico Shipping, (iii) revise the manner in which certain prepayments are applied to scheduled commitment reductions, and (iv) add financial covenants relating to minimum cash and minimum consolidated cash flow. The Second Amendment became effective on June 30, 2010. The forbearance period and financial covenants are the same as those for the Senior Secured Notes.
     On June 29, 2010, Trico Shipping entered into the Third Amendment to Credit Agreement and Forbearance Agreement (the “Third Amendment”) to provide for the addition of a term loan facility (the “Term Loan Facility”) to be provided by affiliates of Tennenbaum Capital Partners, LLC, in addition to the originally issued revolving loans (the “Revolving Loan Facility”). In conjunction with the issuance of the Term Loan Facility, the Revolving Loan Facility was reduced to $15.0 million with quarterly amortizations of approximately $2.3 million beginning on October 1, 2010. In connection with the reduction in capacity under this facility, the Company included a $0.6 million write-off of deferred financing costs in its consolidated statements of operations for the quarter ended June 30, 2010. The Revolving Loan Facility will expire on December 31, 2011. Interest is payable on the outstanding principal amount of the Revolving Loan Facility at the Eurodollar rate designated by the British Bankers Association plus 5.0% and is subject to an additional utilization fee of 3.0%, payable quarterly in arrears, if the facility is more than 50% drawn. An additional 2.0% is payable during the forbearance period. Up to $10 million of the facility may be used for letters of credit.
     On July 23, 2010, Trico Shipping entered into the Fourth Amendment to Credit Agreement, which provided for the granting of certain additional liens to the Collateral Agent under certain circumstances.
     The Term Loan Facility includes up to $50 million in Tranche A Term Loans and up to $15 million in Tranche B Term Loans (collectively, the “Term Loans”). Proceeds of the Term Loans may be used (i) to pay fees and expenses relating to the Third Amendment and the Trico Shipping Working Capital Facility, (ii) for general corporate and working capital purposes and (iii) to repay outstanding revolving loans. The Tranche A Term Loans are available in up to two borrowings (not including the borrowing on the date of the Third Amendment) for six months following the date of the Third Amendment, such availability being subject to certain conditions, including the delivery to the lenders of certain additional documents and legal opinions. The Tranche B Term Loans are available in one borrowing until March 31, 2011, such availability being subject to certain conditions, including the termination and repayment in full (and cash collateralization of letters of credit) of the Revolving Loan Facility and delivery to the lenders of certain additional documents and legal opinions. On the date of the Third Amendment, Trico Shipping borrowed approximately $28 million of Tranche A Term Loans, which were used (i) to repay the revolving lenders in connection with the reduction of the Revolving Loan Facility to $15 million, (ii) to pay fees and expenses relating to the Third Amendment and (iii) for working capital and general corporate purposes. The Term Loans mature on January 31, 2014 and will bear interest at the initial rate of 13.5% per annum until June 30, 2013 and 14.5% per annum thereafter. Undrawn amounts under the Term Loan Facility are subject to a fee equal to 1.5% per annum until December 31, 2010 and 2.5% per annum thereafter. The Term Loans may be prepaid as follows provided no prepayments may be made prior to January 1, 2011: (i) from January 1, 2011 to December 31, 2011, $20 million of Term Loans may be prepaid without premium with any further amounts prepaid during such period being subject to a 5% prepayment premium, (ii) from January 1, 2012 to December 31, 2012, $20 million of Term Loans may be prepaid without premium with any further amounts prepaid during such period being subject to a 3% prepayment premium and (iii) from January 1, 2013 and thereafter, prepayments may be made without premium. Additionally, the Third Amendment amended certain of the restrictive covenants, including those relating to the ability of Trico Shipping and certain of its affiliates to make dividends or investments. In addition, on August 16, 2010, the Company and Trico Shipping each agreed not to draw on this availability prior to December 31, 2010. See Note 18.
     As of June 30, 2010, the Company had outstanding letters of credit under the Trico Shipping Working Capital Facility of $7.8 million with various expiration dates through August 2011 for securing performance under certain subsea services contracts.
     The Trico Shipping Working Capital Facility subjects the Company’s subsidiaries that are parties to the agreement to certain customary non-financial covenants including, but not limited to, affirmative and negative covenants. Payments under the Trico Shipping Working Capital Facility may be accelerated following certain events of default, including, but not limited to, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, commencement of insolvency proceedings, occurrence of certain changes of control, and defaults under other debt agreements which permit the holders to declare the indebtedness due and payable prior to stated maturity provided the aggregate amount of indebtedness affected is at least $5 million. The Trico Shipping Working Capital Facility also cross defaults to the U.S. Credit Facility.
     6.11% Notes. In 1999, TMI issued $18.9 million of notes due 2014 to finance construction of two supply vessels, of which $5.0 million is outstanding at June 30, 2010. The notes are guaranteed by the Company and the U.S. Maritime Administration and secured by first preferred mortgages on two vessels. Failure to maintain the Company’s status as a Jones Act company would constitute an event of default under such notes.

6. Derivative Instruments
     As discussed in Note 5, the Company’s 8.125% Debentures provide the holder with a conversion option, which if exercised after May 15, 2011, entitles the holder to a make-whole interest payment that is indexed to the U.S. Treasury Rate. Because the terms of this embedded option are not clearly and closely related to the debt instrument, it represents an embedded derivative that must be accounted for separately. Under authoritative guidance for derivative instruments and hedging activities, the Company is required to bifurcate the embedded derivative from the host debt instrument and record it at fair value on the date of issuance, with subsequent changes in its fair value recorded in the consolidated statement of operations. The conversion option in the 3% Debentures is settled in cash and potentially stock and therefore is not required to be separately accounted for as a derivative as the value of the consideration is determined solely by the price of the stock. The warrants issued in the Exchange were also derivative instruments and required to be recorded as a liability due to the net-cash settlement terms included in the Exchange Agreements. Changes in fair value were re-measured in each subsequent period based upon the Company’s stock price each quarter the warrants were outstanding. All of the warrants were exercised in 2009 and are no longer outstanding.
     For the debentures, the estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model that included various assumptions at December 31, 2009 and the Company’s updated fair value projection at June 30, 2010 (see Note 7 for further discussion). The 6.5% Debentures were exchanged for the 8.125% Debentures in May 2009. The coupon and the amortization of the discount on the debt will yield an effective interest rate of approximately 11.3% on the 8.125% Debentures and yielded approximately 11.2% on the 6.5% Debentures. The variation in the Company’s stock price as well as the passage of time are the primary factors influencing the change in value of the derivatives and their impact on the Company’s net income (loss). Variations in the Company’s stock price result in non-cash unrealized gains and losses being recognized in future periods for the debentures and such amounts could be material.
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

	Liability Derivative
	June 30, 2010		December 31, 2009
Derivatives Not Designated as Hedging	Balance Sheet	Fair	Balance Sheet	Fair
Instruments under Accounting Guidance	Location	Value	Location	Value
Other contract - 8.125% Debentures	Long-term derivative	$108	Long-term derivative	$6,003

Total derivatives		$108		$6,003

Derivatives Not
Designated as Hedging	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivative
Instruments under	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
Accounting Guidance	on Derivative	2010	2009	2010	2009
Other contract	Unrealized gain on mark-to-market of warrant liabilities - 8.125% Debentures	$—	$18	$—	$18

Other contract	Unrealized gain (loss) on mark-to-market of embedded derivative - 6.5% Debentures	—	(503)	—	436

Other contract	Unrealized gain on mark-to-market of embedded derivative - 8.125% Debentures	614	979	5,895	979

		$614	$494	$5,895	$1,433

7. Fair Value Measurements
     On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities, including the fair value measurements used in assessing impairment of tangible and intangible assets. At June 30,

2010, the Company recognized impairments related to certain tangible and intangible assets that required the use of non-recurring fair value measurements. These charges are recognized under “Impairments” in the Statements of Operations and were all measured using Level 3 inputs. The Company recognized a $10.2 million impairment write down of intangible assets related to its trade names in subsea services based on a “relief from royalty” valuation methodology. The fair value for intangible assets, after consideration of the impairment charge, at June 30, 2010 was $92.0 million. See Note 4 for further discussion. The Company also recognized a $5.0 million impairment charge related to an acquired asset representing the value of a CTC Marine contract. See Note 14 for further discussion. The fair value determination for this impairment was based upon the reassessment of the value of the acquired asset as a result of the facts presented at a second quarter 2010 arbitration hearing. The remaining fair value at June 30, 2010 was $3.6 million. The Company also recorded $69.0 million of impairment charges related to vessels currently under construction by Tebma. The fair values were based on appraised values for similar completed vessels less the estimated costs to complete construction, as well as an estimated value for certain vessel related equipment. The remaining fair value for the vessels and equipment at June 30, 2010 was $34.0 million. See Note 14 for further discussion.
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
     Financial liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements
	at June 30, 2010
	Using Fair Value Hierarchy
	Fair Value as of
	June 30, 2010	Level 1	Level 2	Level 3
Liabilities
Long-term derivative (8.125% Debentures)	$108	$—	$—	$108

	$108	$—	$—	$108

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
     The carrying amounts and fair values of debt were as follows (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount	$768,510	$733,897
Fair value	610,464	687,401
     As discussed in Note 6, the Company’s conversion feature contained in its 8.125% Debentures and the prior 6.5% Debentures is required to be accounted for separately and recorded as a derivative financial instrument measured at fair value. The estimate of fair value was determined through the use of a Monte Carlo simulation lattice option-pricing model at December 31, 2009. As of December 31, 2009, there were no assumptions used in the valuation model for the 6.5% Debentures as they were exchanged for the 8.125% Debentures in May 2009. At June 30, 2010, the Company reviewed the assumptions that were previously used. As a result of the Company’s closing price of $0.50 on such date and an expected increased discount rate, the Company revalued the embedded derivative at $0.1 million. The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative liability as classified as Level 3 in the fair value hierarchy (in thousands).

	8.125%	6.5%
	Debentures	Debentures
Balance on December 31, 2008	$—	$1,119
Unrealized (gain) loss for 2009	1,278	(436)
Final valuation of 6.5% Debentures due to exchange for 8.125% Debentures	—	(683)
Issuance of long-term derivative (8.125% Debentures)	4,725	—

Balance on December 31, 2009	6,003	—
Unrealized gain for 2010	(5,895)	—

Balance on June 30, 2010	$108	$—

8. Earnings (Loss) Per Share
     Earnings (loss) per common share was computed based on the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$(160,401)	$4,147	$(238,949)	$3,401

Weighted-average shares of common stock outstanding:
Basic	20,716	18,601	20,704	17,657

Earnings (loss) per share:
Basic	$(7.74)	$0.22	$(11.54)	$0.19

Diluted EPS
Net income (loss) attributable to Trico Marine Services, Inc.	$(160,401)	$4,147	$(238,949)	$3,401
Add: interest on 8.125% convertible debentures, net of tax	— (1)	1,736	— (1)	—	(1)

Net income attributable to Trico Marine Services, Inc. with assumed conversions	$(160,401)	$5,883	$(238,949)	$3,401

Weighted-average shares of common stock outstanding:
Basic	20,716	18,601	20,704	17,657
Add dilutive effect of:
Phantom stock units	—	229	—	304
8.125% convertible debentures	— (1)	7,482	— (1)	—	(1)
Stock options and nonvested restricted stock	—	33	—	50

Total	20,716	26,345	20,704	18,011

Earnings (loss) per share:
Diluted	$(7.74)	$0.22	$(11.54)	$0.19

(1)	Does not include the effect of the 8.125% Debentures as they would be anti-dilutive.
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

9. Comprehensive Income (Loss)
     The components of total comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
		Shareholders of
		Trico Marine	Noncontrolling
	Total	Services, Inc.	Interests	Total
Net income (loss)	$(160,401)	$4,147	$514	$4,661
Foreign currency translation gain	11,538	22,862	—	22,862
Amortization of unrecognized actuarial gains	74	87	—	87

Total comprehensive income (loss)	$(148,789)	$27,096	$514	$27,610

	Six Months Ended June 30,
	2010	2009
		Shareholders of
		Trico Marine	Noncontrolling
	Total	Services, Inc.	Interests	Total
Net income (loss)	$(238,949)	$3,401	$1,264	$4,665
Foreign currency translation gain	17,869	35,952	—	35,952
Amortization of unrecognized actuarial gains	163	184	—	184

Total comprehensive income (loss)	$(220,917)	$39,537	$1,264	$40,801

10. Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in more detail in Note 14 to the Notes to Consolidated Financial Statements in the 2009 Form 10-K. Net loss for the three and six months ended June 30, 2010 included $1.7 million and $1.3 million, respectively, of stock-based compensation gains compared to $1.1 million and $1.8 million of expenses, respectively, for the same three and six month periods of 2009. The Company records all of its stock based compensation costs as general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2010, there was $0.6 million of total unrecognized compensation costs related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 0.9 years. The Company expects that its total fixed stock-based compensation gains for the year ended December 31, 2010 will total approximately $0.7 million. The gains primarily result from the reversal of previously recognized compensation expense associated with restricted stock forfeited in the second quarter of 2010.
     On April 28, 2010, the Company granted stock appreciation awards (“SARs”) and phantom stock awards (“phantom stock”) to each independent member of the Board of Directors, executives and certain key employees. The exercise price of $2.39 for the SARs was based on the Company’s closing stock price on the date of the grant. See the table below.

			Number of
Date of Grant	Grants	Vesting Period	Shares
April 28, 2010	SARs	Ratably over three years	493,030
April 28, 2010	Phantom stock	Ratably over three years	232,540

     The grant-date fair value for the SARs and phantom stock awards was estimated using a Black-Scholes option valuation model which incorporated the following assumptions.

April 28, 2010 Grant Date
SARs and Phantom
Stock - Vested
Ratably
Grant-Date Fair Value	$1.20

Expected Term	4.5
Expected Volatility	60%
Risk-Free Interest Rate	2.30%
Expected Dividend Distributions	N/A
     As SARs and phantom stock provide the participant the right to receive a cash payment only when they are exercised, they will be classified as liabilities and the fair value will be measured in each subsequent reporting period with changes in fair value reflected as a component of stock-based compensation costs in the Statements of Operations. See below for the updated assumptions as of June 30, 2010.

	March 13, 2009 Grants		April 28, 2010 Grants
			SARs and Phantom
	SARs - Vested	SARs - Cliff	Stock - Vested
	Ratably	Vested	Ratably
Fair Value at June 30, 2010	$0.05	$0.04	$0.06

Expected Term	3.3	3.7	4.3
Expected Volatility	60%	55%	60%
Risk-Free Interest Rate	1.10%	1.28%	1.52%
Expected Dividend Distributions	N/A	N/A	N/A
11. Taxes
     The Company’s income tax expense/(benefit) for the three and six months ended June 30, 2010 was $(7.1) million and $15.8 million compared to $(3.6) million and $(18.7) million for the comparable prior year periods. The income tax expense/(benefit) for each period is primarily associated with the Company’s U.S. federal, state and foreign taxes. The Company’s tax expense/(benefit) for the three and six months ending June 30, 2010 differs from that under the statutory rate primarily due to nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 5, the one-time expense related to the Norwegian Supreme Court ruling on February 12, 2010 (described below) and state and foreign taxes. The Company’s effective tax rate is subject to wide variations given its structure and operations. The Company operates in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in the Company’s overall plan could have a significant impact on the estimated rate. At June 30, 2009, the Company’s tax benefit differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009 (described below) and state and foreign taxes.
     Since the Company currently has no U.S. operations, the history of negative earnings from these operations and the emphasis to expand the Company’s presence in growing international markets constitutes significant negative evidence substantiating the need for a full valuation allowance against the U.S. net deferred tax assets, including the current deferred tax assets, as of June 30, 2010. The Company will use cumulative profitability and future income projections as key indicators to substantiate subsequent release of the valuation allowance. This will result in an increase in additional paid-in-capital at the time the valuation allowance is reduced. If the Company’s future U.S. operations are profitable, it is possible the Company will release the valuation allowance at some future date.
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

     The accounting for income taxes prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As of December 31, 2009, the Company recognized $2.4 million in uncertain tax positions and $2.0 million in penalties and interest. During the six months ended June 30, 2010, the Company recognized $0.4 million in uncertain tax positions, penalties and interest. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
     Norwegian Tonnage Tax legislation was enacted as part of the 2008 Norwegian budgetary process. At this time, new tonnage tax regime was applied retroactively to January 1, 2007 and was similar to other European Union tonnage tax regimes. As a result, all shipping and certain related income, but not financial income, was exempt from ordinary corporate income tax and subjected to a tonnage-based tax. Unlike the previous regime, where the taxation was only due upon a distribution of profits or an outright exit from the regime, the new regime provided for a tax exemption on profits earned after January 1, 2007.
     As part of the legislation, the previous tonnage tax regime covering the period from 1996 through 2006 was repealed. Companies that were in the then current regime, and entered into the new regime, would be subject to tax at 28% for all accumulated untaxed shipping profits generated between 1996 through December 31, 2006 in the tonnage tax company. Under the original provisions, two-thirds of the liability (NOK 251 million, $38.7 million at June 30, 2010) was payable in equal installments over 10 years. The remaining one-third of the tax liability (NOK 126 million, $19.4 million at June 30, 2010) could be met through qualified environmental expenditures.
     Under the initial legislation enacted, any remaining portion of the environmental part of the liability not expended at the end of ten years would be payable to the Norwegian tax authorities at that time. In 2008, the ten year limitation was extended to fifteen years. On March 31, 2009, the need to invest in environmental measures within fifteen years was abolished. As a result, the Company recognized a one-time tax benefit in the first quarter of 2009 earnings of $18.6 million related to the change. Although qualifying expenditures were still required, there was no time constraint to make these expenditures before it would become payable to the Norwegian tax authorities.
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
     As a result of the unconstitutionality ruling and lack of new tax regulations as of March 31, 2010, the distribution tax regime in place prior to the 2008 Tonnage Tax Legislation is presumed to apply again. Consequently, the Company recorded a deferred tax liability of approximately $59.8 million and $21.2 million of deferred tax expense as of June 30, 2010 related to the calculated gains under the transition rules. These taxes are not due until earnings are distributed from one of the Company’s Norwegian tonnage tax entities.
     In response to the Supreme Court Ruling, the Norwegian Ministry of Finance introduced amendments to the tonnage tax regulations that were approved and signed into law on June 25, 2010. The amendments include two options: a voluntary settlement or a distribution regime. Under the voluntary regime, 10% of the settlement account (two-thirds of the gain calculated on transition to the new regime in 2007, NOK 251 million) is to be paid as tax. Companies that do not elect voluntary settlement of the tax liability will be subject to continued taxation as under the old tonnage tax regime. This implies a 28% taxation of untaxed profits upon distributions to shareholders outside the tonnage tax regime or at exit from the tonnage tax regime. The possibility to waive one-third of the tax liability by investing in environmental measures was abolished. As a result, the whole gain (NOK 376.9 million) calculated at the time of entry into the new tonnage tax regime at the end of 2007 forms the basis for the future distribution tax. The election to enter the voluntary regime would be made on the Company’s applicable 2010 year-end tax return filed during the second quarter of 2011. Although the Company would seek to avail itself of this benefit, the Company’s current financial situation and liquidity concerns may preclude it from electing into the voluntary regime. As a result, the Company will continue to account for this potential liability under the disclosure regime until it is certain that it can avail itself of the benefit or actual election.
12. Employee Benefit Plans
     The annual costs and liabilities under the Norwegian defined benefit pension plans are determined each year based on actuarial assumptions. The components of net periodic benefit costs related to the Company’s Norwegian defined benefit pension plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$1,109	$919	$2,201	$1,945
Interest cost	223	215	459	467
Return on plan assets	(217)	(247)	(449)	(534)
Social security contributions	158	134	312	283
Recognized net actuarial loss	74	87	163	184

Net periodic benefit cost	$1,347	$1,108	$2,686	$2,345

     The Company’s contributions to the Norwegian defined benefit plans totaled $0.8 million and $1.7 million for the three and six month periods ended June 30, 2010. The Company’s contributions for the three and six month periods ended June 30, 2009 totaled $0.7 million and $1.4 million, respectively.
     Certain of the Company’s United Kingdom employees are covered by the Merchant Navy Officers Pension Fund (the “MNOPF Plan”), a non-contributory, multiemployer defined benefit pension plan. Plan actuarial valuations are determined every three years. During the second quarter of 2010, the Company was notified that the most recent valuation resulted in a funding deficit of approximately $3.3 million. The Company recognized costs of $3.3 million for the three and six months ended June 30, 2010 and $0.1 million for the three and six months ended June 30, 2009, respectively, for the MNOPF Plan.
     The Company’s United Kingdom employees are covered by a non-contributory multi-employer defined benefit plan. Contributions to this plan were $0.2 million and $0.4 million for each of the three and six month periods ended June 30, 2010 and $0.1 million for each of the three and six month periods ended June 30, 2009.
13. Investment in EMSL
     Beginning January 1, 2010, in accordance with new authoritative guidance for variable interest entities, the Company no longer consolidates its investment in EMSL. Because the Company holds a 49% ownership interest, EMSL is now accounted for under the equity method. There was no gain or loss recognized in connection with the deconsolidation of EMSL. As of June 30, 2010, EMSL currently has total assets of $24.7 million and equity of $23.6 million. EMSL generated revenues of $3.5 million and net income of $0.3 million for the quarter ended June 30, 2010 and $5.8 million of revenues and a $3.4 million net loss for the six months ended June 30, 2010.
14. Commitments and Contingencies
     General. In the ordinary course of business, the Company is involved in certain personal injury, pollution and property damage claims and related threatened or pending legal proceedings. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. Additionally, the Company’s insurance policies may reimburse all or a portion of certain of these claims. At June 30, 2010 and December 31, 2009, the Company accrued for liabilities in the amount of approximately $5.1 million and $3.3 million, respectively, based upon the gross amount that management believes it may be responsible for paying in connection with these matters. Additionally, from time to time, the Company is involved as both a plaintiff and a defendant in other civil litigation, including contractual disputes. The Company does not believe that any of these proceedings, if adversely determined, would have a material adverse effect on its financial position, results of operations or cash flows. The amounts the Company will ultimately be responsible for paying in connection with these matters could differ materially from amounts accrued.
     Tebma. The Company is currently in a dispute with Tebma regarding the construction of the following six vessels for Trico Subsea AS: Hulls No. 120, 121, 128 and 129 (the “Four Cancelled Tebma Vessels”) and Hulls No. 118 and 119 (the “Two Remaining Tebma Vessels”). Trico Subsea AS and Tebma dispute whether the construction contracts of each of the vessels remains in effect; if not, by whom and for what reason the contracts were cancelled; and whether Trico Subsea AS has the right to call on refund guarantees issued for its benefit. The refund guarantees are issued by several Indian financial institutions in the aggregate amount of approximately $19 million with respect to the Four Cancelled Tebma Vessels, and in the aggregate amount of approximately $22 million with respect to the Two Remaining Tebma Vessels. Since July 1, 2010, (i) Trico Subsea AS has taken action to cancel the construction contracts for the Four Cancelled Tebma Vessels, and submitted draw requests to the financial institutions issuing the refund guarantees for the same vessels, in the approximate aggregate amount of $19 million, and (ii) Tebma has taken action to cancel the construction contracts for all six vessels, and initiated court proceedings in India to restrain Trico Subsea AS and the issuing financial institutions from acting in respect of the refund guarantees. The Company is in discussions with Tebma to resolve these disputes. In the case of the Four Cancelled Tebma Vessels, there is no assurance that the financial institutions that issued the refund guarantees will allow Trico Subsea AS to draw on such guarantees, in part or in whole, or that the total proceeds from such guarantees would equal approximately $19 million. In the case of the Two Remaining Tebma Vessels, there is no assurance that the vessel construction contracts remain in place, or that Tebma will complete the construction of such vessels. Further, there is no assurance that the refund guarantees on the Two Remaining Tebma Vessels, which have expiration dates and need to be periodically renewed, will continue to be renewed and be available if called upon by Trico Subsea AS. In connection with the commencements of these disputes during the second quarter, the Company reassessed the carrying value of these assets for impairment, as defined by accounting guidance for long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset from its use or eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of its assessment, the Company recognized an impairment of $69.0 million for the quarter ended June 30, 2010 on the Two Remaining Tebma Vessels and the Four Cancelled Tebma Vessels. The fair values were based on appraised values for similar completed vessels less the estimated costs to complete construction, as well as an estimated value for certain vessel related equipment. The remaining fair value for the vessels and equipment at June 30, 2010 was $34.0 million. To the extent the Company is unable to resolve these disputes in a manner satisfactory to the Company, or if there is further deterioration in market conditions affecting the value of the underlying vessels and equipment, the Company could be subject to further impairments to these assets in future periods and such amounts could be material.
     Saipem. Prior to their acquisition by the Company, CTC Marine entered into a sub-contract (“the Sub-contract”) dated March 30, 2007 with Saipem S.p.A (“Saipem”), an Italian-registered company. Saipem had previously been contracted by oil and gas operator Terminale GNL Adriatico Srl (“ALNG”) to lay, trench and backfill an offshore pipeline in the northern Adriatic Sea. The Sub-contract related to the trenching and backfilling work. Work on location commenced on February 13, 2008 and was completed on May 5, 2008. The project took longer than originally anticipated and the target depth of cover for the pipeline was not met for the whole of the route due to CTC Marine encountering significantly different soils on the seabed to those which had been identified in the geotechnical survey documentation. In conjunction with the acquisition of CTC Marine in May of 2008, the Company recorded an asset in purchase accounting related to the estimated fair value of this claim as of the acquisition date. In the summer of 2008, CTC Marine submitted a contractual claim to Saipem in relation to the different soils. Saipem in turn made submissions to ALNG. ALNG rejected Saipem’s submission and Saipem has, in turn, refused to pay CTC Marine the additional sums. The Sub-contract is governed by English law and specifies that disputes that are incapable of resolution must be referred to arbitration before three Arbitrators under the International Chamber of Commerce rules. Arbitration is a commercial rather than a court remedy. The decision of the Arbitral Tribunal is enforceable in the courts of all major nations.
     CTC Marine submitted a Claim to Arbitration on April 9, 2009 based upon the Sub-contract for payment of 7.7 million Sterling ($11.6 million as of June 30, 2010) plus interest and costs. Saipem sought an extension to the time for their answer and provided this on June 4, 2009, together with a Counterclaim for Liquidated Damages in terms of the Sub-contract. CTC Marine submitted its reply to the Counterclaim as well as amendments to the request. Based on a reassessment of the value of the asset, as a result of preliminary mediation efforts, the Company recognized a $2.0 million impairment charge in December 2010. The parties made arguments to the Arbitral Tribunal of three, comprising one nomination from each side and an independent chairman, during a three-week arbitration hearing in June 2010. The parties presented final submissions in July 2010 and the Arbitral Tribunal is expected to announce its decision in November 2010. Based on a reassessment of the value of the acquired asset as a result of the facts presented at the arbitration hearing, the Company recognized a $5.0 million impairment charge for the quarter ended June 30, 2010. The remaining amount expected to be recoverable by the Company as of June 30, 2010 was approximately $3.6 million and is reflected in "Prepaid expenses and other current assets" in the accompanying condensed consolidated balance sheet.
     Brazilian Tax Assessments. On March 22, 2002, the Company’s Brazilian subsidiary received a non-income tax assessment from a Brazilian state tax authority for approximately 52.0 million Reais ($28.9 million at June 30, 2010). The tax assessment is based on the premise that certain services provided in Brazilian federal waters are considered taxable by certain Brazilian states as transportation services. The Company filed a timely defense at the time of the assessment. In September 2003, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in October 2003. In November 2005, the Company’s appeal was submitted to the Brazilian state attorneys for their response. On December 8, 2008, the final hearing took place and the Higher Administrative Tax Court ruled in favor of the Company. On April 13, 2009, the State Attorney’s Office filed its appeal with the Special Court of the Higher Administrative Tax Court. The Company filed its response on June 9, 2009. The Company is under no obligation to pay the assessment unless and until such time as all appropriate appeals are exhausted. The Company intends to vigorously challenge the imposition of this tax. Many of the Company’s competitors in the marine industry have also received similar non-income tax assessments. Broader industry actions have been taken against the tax in the form of a suit filed at the Brazilian Federal Supreme Court seeking a declaration that the state statute attempting to tax the industry’s activities is unconstitutional. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
     During the third quarter of 2004, the Company received a separate non-income tax assessment from the same Brazilian state tax authority for approximately 4.8 million Reais ($2.7 million at June 30, 2010). This tax assessment is based on the same premise as noted above. The Company filed a timely defense in October 2004. In January 2005, an administrative court upheld the assessment. In response, the Company filed an administrative appeal in the Rio de Janeiro administrative tax court in February 2006. On January 22, 2009, the Company filed a petition requesting for the connection of the two cases, and asking for the remittance of the case to the other Administrative Section that ruled favorable to the Company in the other case mentioned above. The President of the Higher Administrative Tax Court is analyzing this request. This assessment is not income tax based and is therefore not accounted for under authoritative accounting guidance for income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has not accrued any amounts for the assessment of the liability.
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
     Operating Leases. On September 30, 2002, one of the Company’s subsidiaries, TMO, entered into a master bareboat charter agreement (the “Master Charter”) with General Electric Capital Corporation (“GECC”) for the sale-lease back of three crew boats. The lease agreements have various term dates with the latest term ending in 2015. All obligations under the Master Charter are guaranteed by TMA, and the Company. The Company has provided GECC with a pledge agreement (the “Pledge Agreement”) and $1.7 million cash deposit pursuant to the Master Charter. The deposit has been classified as “Other Assets” in the accompanying consolidated balance sheet.
     The Master Charter also contains cross-default provisions, which could be triggered in the event of certain conditions, including a bankruptcy filing, or the default and acceleration of the Company or certain subsidiaries with respect to any loan agreement which results in an acceleration of such loan agreement. Upon any event of default under the Master Charter, GECC could elect to, among other things, terminate the Master Charter, repossess and sell the vessels, and require the Company or certain subsidiaries to make up to a $9.7 million stipulated loss payment to GECC. If the conditions of the Master Charter requiring the Company to make a stipulated loss payment to GECC were met, such a payment could impair the Company’s liquidity.
15. Segment Information
     The Company operates through three business segments: (i) subsea services (ii) subsea trenching and protection and (iii) towing and supply.

		Subsea Trenching
	Subsea	and	Towing and
	Services	Protection	Supply	Corporate	Total
			(in thousands)
Three Months Ended:
June 30, 2010
Revenues from Unaffiliated Customers	$75,755	$50,871	$17,935	$—	$144,561
Intersegment Revenues	6,393	—	1,450	—	7,843
Operating (Income) Loss	(82,436)	513	(1,642)	(6,636)	(90,201)
Loss Before Income Taxes	(87,370)	(100)	(61,041)	(18,972)	(167,483)

June 30, 2009
Revenues from Unaffiliated Customers	$78,916	$68,353	$32,463	$—	$179,732
Intersegment Revenues	6,623	—	—	—	6,623
Operating (Income) Loss	(10,392)	14,915	17,443	(6,731)	15,235
Income (Loss) Before Income Taxes and Noncontrolling Interests	(7,957)	9,965	18,486	(19,474)	1,020

		Subsea
		Trenching
	Subsea	and	Towing and
	Services	Protection	Supply	Corporate	Total
			(in thousands)
Six Months Ended:
June 30, 2010
Revenues from Unaffiliated Customers	$131,386	$72,666	$36,224	$—	$240,276
Intersegment Revenues	7,427	—	3,710	—	11,137
Operating Loss	(90,279)	(1,475)	(3,150)	(13,744)	(108,648)
Loss Before Income Taxes	(99,307)	(3,422)	(94,198)	(26,244)	(223,171)

June 30, 2009
Revenues from Unaffiliated Customers	$137,562	$94,403	$69,585	$—	$301,550
Intersegment Revenues	7,308	—	—	—	7,308
Operating Income (Loss)	(15,871)	11,679	16,984	(13,729)	(937)
Income (Loss) Before Income Taxes and Noncontrolling Interests, as adjusted	(15,466)	5,944	18,422	(22,904)	(14,004)
16. Recent Accounting Standards
     In January 2010, the Financial Accounting Standards Board issued an amendment to the disclosure requirements for fair value measurements. The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis. The update also clarifies that entities must provide (i) fair value measurement disclosures for each class of assets and liabilities and (ii) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, the update is effective for interim and annual periods beginning after December 15, 2009. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for interim and annual periods beginning after December 15, 2010. The Company’s adoption did not have a material effect on the disclosures contained in its notes to the consolidated financial statements.
17. Supplemental Condensed Consolidating Financial Information
     On October 30, 2009, Trico Shipping issued the Senior Secured Notes. The Senior Secured Notes are unconditionally guaranteed on a senior basis by Trico Supply AS and each of the other direct and indirect parent companies of Trico Shipping (other than the Company) and by each direct and indirect subsidiary of Trico Supply AS other than Trico Shipping (collectively, the “Subsidiary Guarantors”). The Senior Secured Notes are also unconditionally guaranteed on a senior subordinated basis by the Company. The guarantees are full and unconditional, joint and several guarantees of the Senior Secured Notes. The Senior Secured Notes and the guarantees rank equally in right of payment with all of Trico Shipping’s and the Subsidiary Guarantors’ existing and future indebtedness and rank senior to all of Trico Shipping’s and the Subsidiary Guarantors’ existing and future subordinated indebtedness. The Company’s guarantee ranks junior in right of payment to up to $25 million principal amount of indebtedness under the U.S. Credit Facility. All other subsidiaries of the Company, either direct or indirect, have not guaranteed the Senior Secured Notes (collectively, the “Non-Guarantor Subsidiaries”). Trico Shipping and the Subsidiary Guarantors and their consolidated subsidiaries are 100% owned by the Company.
     Under the terms of the indenture governing the Senior Secured Notes and the Trico Shipping Working Capital Facility, Trico Supply AS is restricted from paying dividends to its parent, and Trico Supply AS and its restricted subsidiaries (including Trico Shipping) are restricted from making intercompany loans to the Company and its subsidiaries (other than Trico Supply AS and its restricted subsidiaries).
     The following tables present the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and the condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009 and the condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 of (i) the Company, (ii) Trico Shipping, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries, and (v) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries.
     The additional tables represent consolidating information for the Trico Supply Group as follows: the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009 and the condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009 and the cash flows for the six months ended June 30, 2010 and 2009 of (i) Trico Shipping, (ii) the Subsidiary Guarantors, excluding the parent companies of Trico Supply AS, and (iii) consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries. The purpose of these tables is to provide the financial position, results of operations and cash flows of the group of entities which own substantially all of the collateral securing the Senior Secured Notes and are subject to the restrictions of the indenture. For purposes of this presentation, investments in consolidated subsidiaries are accounted for under the equity method.
     Prior periods have been prepared to conform to the Company’s current organizational structure.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$—	$17,540	$7,387	$7,551	$—	$32,478
Restricted cash	3,665	—	2,566	1,027	—	7,258
Accounts receivable, net	—	24,758	50,668	23,729	—	99,155
Prepaid expenses and other current assets	735	5,700	37,985	1,201	—	45,621
Assets held for sale	—	—	—	248	—	248

Total current assets	4,400	47,998	98,606	33,756	—	184,760

Net property and equipment, net	—	79,333	461,811	60,578	—	601,722

Intercompany receivables (debt and other payables)	324,306	(133,200)	(308,865)	117,759	—	—
Intangible assets	—	—	91,979	—	—	91,979
Other assets	6,158	1	1,894	5,292	—	13,345
Investments in subsidiaries	(103,639)	90,459	(422,210)	12,906	435,389	12,905

Total assets	$231,225	$84,591	$(76,785)	$230,291	$435,389	$904,711

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$340,814	$422,373	$72	$5,251	$—	$768,510
Accounts payable	—	2,983	57,629	8,186	—	68,798
Accrued expenses	336	5,368	47,822	20,828	—	74,354
Accrued interest	12,411	10,294	—	—	—	22,705
Income taxes payable	135	(77)	2,022	1,663	—	3,743
Other current liabilities	3	—	—	—	—	3

Total current liabilities	353,699	440,941	107,545	35,928	—	938,113

Long-term derivative	108	—	—	—	—	108
Deferred income taxes	—	65,858	8,227	—	—	74,085
Other liabilities	1	—	13,631	1,355	—	14,987

Total liabilities	353,808	506,799	129,403	37,283	—	1,027,293

Commitments and contingencies

Total equity	(122,583)	(422,208)	(206,188)	193,008	435,389	(122,582)

Total liabilities and equity	$231,225	$84,591	$(76,785)	$230,291	$435,389	$904,711

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2010 — (Continued)

	(Trico Shipping AS)	Subsidiary Guarantors	Adjustments(3)	Trico Supply Group
ASSETS

Current assets:
Cash and cash equivalents	$17,540	$7,387	$—	$24,927
Restricted cash	—	2,566	—	2,566
Accounts receivable, net	24,758	50,668	—	75,426
Prepaid expenses and other current assets	5,700	37,985	—	43,685
Assets held for sale	—	—	—	—

Total current assets	47,998	98,606	—	146,604

Net property and equipment, net	79,333	461,811	—	541,144

Intercompany receivables (debt and other payables)	(133,200)	(308,865)	(34,133)	(476,198)
Intangible assets	—	91,979	—	91,979
Other assets	1	1,894	5,319	7,214
Investments in subsidiaries	90,459	(422,210)	331,751	—

Total assets	$84,591	$(76,785)	$302,937	$310,743

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$422,373	$72	$—	$422,445
Accounts payable	2,983	57,629	—	60,612
Accrued expenses	5,368	47,822	—	53,190
Accrued interest	10,294	—	—	10,294
Income taxes payable	(77)	2,022	—	1,945

Total current liabilities	440,941	107,545	—	548,486

Deferred income taxes	65,858	8,227	—	74,085
Other liabilities	—	13,631	—	13,631

Total liabilities	506,799	129,403	—	636,202

Commitments and contingencies

Total equity	(422,208)	(206,188)	302,937	(325,459)

Total liabilities and equity	$84,591	$(76,785)	$302,937	$310,743

(1)	All subsidiaries of the Company that are providing guarantees including Trico Holdco, Trico Cayman , Trico Supply AS, and all subsidiaries below Trico Supply AS and Trico Shipping.

(2)	All subsidiaries of the Company that are not providing guarantees including TMA., TMO, Trico Servicios Maritimos Ltda., and Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Credit Group and investment in subsidiary balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,617	$37,573	$12,791	$—	$52,981
Restricted cash	—	—	2,853	777	—	3,630
Accounts receivable, net	—	7,184	64,294	27,122	—	98,600
Prepaid expenses and other current assets	503	—	18,006	252	—	18,761
Assets held for sale	—	12,945	—	2,278	—	15,223

Total current assets	503	22,746	122,726	43,220	—	189,195

Net property and equipment, net	—	81,524	567,449	79,184	—	728,157

Intercompany receivables (debt and other payables)	339,476	(138,531)	(317,794)	116,849	—	—
Intangible assets	—	—	116,471	—	—	116,471
Other assets	5,504	6,729	20,688	9,515	—	42,436
Investments in subsidiaries	86,748	169,285	(312,485)	—	56,452	—

Total assets	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$31,240	$20,087	$—	$1,258	$—	$52,585
Accounts payable	—	2,159	32,834	10,968	—	45,961
Accrued expenses	472	2,816	68,886	16,816	—	88,990
Accrued interest	4,198	8,442	32	66	—	12,738
Foreign taxes payable	—	4,285	309	—	—	4,594
Income taxes payable	134	—	8,124	924	—	9,182
Other current liabilities	104	—	—	—	—	104

Total current liabilities	36,148	37,789	110,185	30,032	—	214,154

Long-term debt	290,688	385,972	—	4,652	—	681,312
Long-term derivative	6,003	—	—	—	—	6,003
Foreign taxes payable	—	30,376	1,510	—	—	31,886
Deferred income taxes	—	(375)	19,594	—	—	19,219
Other liabilities	79	476	9,314	1,488	—	11,357

Total liabilities	332,918	454,238	140,603	36,172	—	963,931

Commitments and contingencies

Total equity	99,313	(312,485)	56,452	212,596	56,452	112,328

Total liabilities and equity	$432,231	$141,753	$197,055	$248,768	$56,452	$1,076,259

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009 — (Continued)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(3)	Trico Supply Group
ASSETS

Current assets:
Cash and cash equivalents	$2,617	$37,573	$—	$40,190
Restricted cash	—	2,853	—	2,853
Accounts receivable, net	7,184	64,294	—	71,478
Prepaid expenses and other current assets	—	18,006	—	18,006
Assets held for sale	12,945	—	—	12,945

Total current assets	22,746	122,726	—	145,472

Net property and equipment, net	81,524	567,449	—	648,973

Intercompany receivables (debt and other payables)	(138,531)	(317,794)	(34,133)	(490,458)
Intangible assets	—	116,471	—	116,471
Other assets	6,729	20,688	9,542	36,959
Investments in subsidiaries	169,285	(312,485)	143,200	—

Total assets	$141,753	$197,055	$118,609	$457,417

LIABILITIES AND EQUITY

Current liabilities:
Short-term and current maturities of long-term debt	$20,087	$—	$—	$20,087
Accounts payable	2,159	32,834	—	34,993
Accrued expenses	2,816	68,886	—	71,702
Accrued interest	8,442	32	—	8,474
Foreign taxes payable	4,285	309	—	4,594
Income taxes payable	—	8,124	—	8,124

Total current liabilities	37,789	110,185	—	147,974

Long-term debt	385,972	—	—	385,972
Foreign taxes payable	30,376	1,510	—	31,886
Deferred income taxes	(375)	19,594	—	19,219
Other liabilities	476	9,314	—	9,790

Total liabilities	454,238	140,603	—	594,841

Commitments and contingencies

Total equity	(312,485)	56,452	118,609	(137,424)

Total liabilities and equity	$141,753	$197,055	$118,609	$457,417

(1)	All subsidiaries of the Company that are providing guarantees including Trico Holdco, Trico Cayman, Trico Supply AS, and all subsidiaries below Trico Supply AS and Trico Shipping.

(2)	All subsidiaries of the Company that are not providing guarantees including TMA, TMO, Trico Servicios Maritimos Ltda., Servicios de Apoyo Maritimo de Mexico, S. de R.L. de C.V.

(3)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Credit Group and investment in subsidiary balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
Revenues	$—	$8,710	$128,691	$13,067	$(5,907)	$144,561

Operating expenses:
Direct operating expenses	—	4,869	108,956	10,545	(5,907)	118,463
General and administrative	(1,205)	144	10,062	9,592	—	18,593
Depreciation and amortization	—	2,313	13,554	2,028	—	17,895
Impairments and penalties on early termination of contracts	—	—	84,188	—	—	84,188
(Gain) loss on sales of assets	—	(4,020)	(21)	(336)	—	(4,377)

Total operating expenses	(1,205)	3,306	216,739	21,829	(5,907)	234,762

Operating income (loss)	1,205	5,404	(88,048)	(8,762)	—	(90,201)

Interest expense, net of amounts capitalized	(10,471)	(19,378)	2,170	(28)	6,101	(21,606)
Interest income	1,872	3,624	(601)	1,381	(6,101)	175
Unrealized loss on mark-to-market of embedded derivative	614	—	—	—	—	614
Reorganization costs	(6,110)	(3,032)	—	—	—	(9,142)
Other income (expense), net (3)	—	(33,373)	(14,332)	382	—	(47,323)
Equity income (loss) in investees, net of tax	(147,511)	(73,024)	(119,902)	—	340,437	—

Income (loss) before income taxes	(160,401)	(119,779)	(220,713)	(7,027)	340,437	(167,483)

Income tax expense (benefit)	—	126	(7,132)	(76)	—	(7,082)

Net income (loss) attributable to the respective entity	$(160,401)	$(119,905)	$(213,581)	$(6,951)	$340,437	$(160,401)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(4)	Trico Supply Group
Revenues	$8,710	$128,691	$(5,907)	$131,494

Operating expenses:
Direct operating expenses	4,869	108,956	(5,907)	107,918
General and administrative	144	10,062	(4)	10,202
Depreciation and amortization	2,313	13,554	—	15,867
Impairments	—	84,188	—	84,188
Gain on sales of assets	(4,020)	(21)	—	(4,041)

Total operating expenses	3,306	216,739	(5,911)	214,134

Operating income (loss)	5,404	(88,048)	4	(82,640)

Interest expense, net of amounts capitalized	(19,378)	2,170	(283)	(17,491)
Interest income	3,624	(601)	—	3,023
Reorganization costs	(3,032)	—	—	(3,032)
Other income (expense), net	(33,373)	(14,332)	—	(47,705)
Equity income (loss) in investees, net of tax	(73,024)	(119,902)	192,926	—

Income (loss) before income taxes	(119,779)	(220,713)	192,647	(147,845)

Income tax expense	126	(7,132)	—	(7,006)

Net income (loss)	$(119,905)	$(213,581)	$192,647	$(140,839)

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman, Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include an equity method investment in EMSL.

(4)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors (1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
Revenues	$—	$17,632	$138,477	$27,795	$(4,172)	$179,732

Operating expenses:
Direct operating expenses	—	6,683	106,981	20,729	(4,172)	130,221
General and administrative	1,643	1,142	8,726	7,879	—	19,390
Depreciation and amortization	—	2,954	12,264	3,329	—	18,547
Impairments	—	11,594	2,429	—	—	14,023
(Gain) loss on sales of assets	—	(15,085)	(43)	(2,556)	—	(17,684)

Total operating expenses	1,643	7,288	130,357	29,381	(4,172)	164,497

Operating income (loss)	(1,643)	10,344	8,120	(1,586)	—	15,235

Interest expense, net of amounts capitalized	(10,136)	(10,491)	639	820	7,503	(11,665)
Interest income	3,025	65	3,409	1,794	(7,503)	790
Unrealized gain (loss) on mark-to-market of embedded derivative	476	—	—	—	—	476
Gain on conversions of debt	551	—	—	—	—	551
Refinancing costs	(6,134)	—	—	(90)	—	(6,224)
Other income (expense), net	8,477	2,349	(593)	102	(8,478)	1,857
Equity income (loss) in investees, net of tax	6,435	3,560	2,298	—	(12,293)	—

Income (loss) before income taxes	1,051	5,827	13,873	1,040	(20,771)	1,020

Income tax expense (benefit)	(3,096)	(35)	9,496	(10,006)	—	(3,641)

Net income (loss)	4,147	5,862	4,377	11,046	(20,771)	4,661
Less: Net (income) loss attributable to noncontrolling interest (3)	—	—	(1)	(513)	—	(514)

Net income (loss) attributable to the respective entity	$4,147	$5,862	$4,376	$10,533	$(20,771)	$4,147

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(4)	Trico Supply Group
Revenues	$17,632	$138,477	$—	$156,109

Operating expenses:
Direct operating expenses	6,683	106,981	—	113,664
General and administrative	1,142	8,726	(8)	9,860
Depreciation and amortization	2,954	12,264	—	15,218
Impairments	11,594	2,429	—	14,023
Gain on sales of assets	(15,085)	(43)	—	(15,128)

Total operating expenses	7,288	130,357	(8)	137,637

Operating income (loss)	10,344	8,120	8	18,472

Interest expense, net of amounts capitalized	(10,491)	639	448	(9,404)
Interest income	65	3,409	(824)	2,650
Other income (expense), net	2,349	(593)	—	1,756
Equity income (loss) in investees, net of tax	3,560	2,298	(5,858)	—

Income (loss) before income taxes	5,827	13,873	(6,226)	13,474

Income tax expense (benefit)	(35)	9,496	—	9,461

Net income (loss)	5,862	4,377	(6,226)	4,013
Less: Net (income) attributable to noncontrolling interest	—	(1)	—	(1)

Net income (loss) attributable to Trico Marine Services, Inc.	$5,862	$4,376	$(6,226)	$4,012

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman, Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
Revenues	$—	$18,042	$202,000	$26,695	$(6,461)	$240,276

Operating expenses:
Direct operating expenses	—	11,199	171,805	21,076	(6,461)	197,619
General and administrative	(200)	650	18,308	17,892	—	36,650
Depreciation and amortization	—	4,569	27,116	4,023	—	35,708
Impairments	—	—	84,188	—	—	84,188
(Gain) loss on sales of assets	—	(3,865)	(21)	(1,355)	—	(5,241)

Total operating expenses	(200)	12,553	301,396	41,636	(6,461)	348,924

Operating income (loss)	200	5,489	(99,396)	(14,941)	—	(108,648)

Interest expense, net of amounts capitalized	(19,298)	(35,574)	(1,266)	(202)	12,381	(43,959)
Interest income	3,769	6,464	367	2,884	(12,381)	1,103
Unrealized gain (loss) on mark-to-market of embedded derivative	5,895	—	—	—	—	5,895
Reorganization costs	(6,110)	(3,032)	—	—	—	(9,142)
Other income (expense), net	—	(46,686)	(20,549)	(1,185)	—	(68,420)
Equity income (loss) in investees, net of tax	(223,405)	(75,063)	(167,702)	—	466,170	—

Income (loss) before income taxes	(238,949)	(148,402)	(288,546)	(13,444)	466,170	(223,171)

Income tax expense (benefit)	—	21,342	(8,177)	2,613	—	15,778

Net income (loss) attributable to the respective entity	$(238,949)	$(169,744)	$(280,369)	$(16,057)	$466,170	$(238,949)

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments(4)	Trico Supply Group
Revenues	$18,042	$202,000	$(5,907)	$214,135

Operating expenses:
Direct operating expenses	11,199	171,805	(5,907)	177,097
General and administrative	650	18,308	(4)	18,954
Depreciation and amortization	4,569	27,116	—	31,685
Impairments	—	84,188	—	84,188
Gain on sales of assets	(3,865)	(21)	—	(3,886)

Total operating expenses	12,553	301,396	(5,911)	308,038

Operating income (loss)	5,489	(99,396)	4	(93,903)

Interest expense, net of amounts capitalized	(35,574)	(1,266)	(589)	(37,429)
Interest income	6,464	367	—	6,831
Reorganization costs	(3,032)	—	—	(3,032)
Other income (expense), net	(46,686)	(20,549)	—	(67,235)
Equity income (loss) in investees, net of tax	(75,063)	(167,702)	242,765	—

Income (loss) before income taxes	(148,402)	(288,546)	242,180	(194,768)

Income tax expense (benefit)	21,342	(8,177)	—	13,165

Net income (loss) attributable to Trico Supply Group	$(169,744)	$(280,369)	$242,180	$(207,933)

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman., Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include an equity method investment in EMSL.

(4)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries (2)	Eliminations	Subsidiaries)
	(in thousands, except per share amounts)
Revenues	$—	$38,212	$215,697	$60,833	$(13,192)	$301,550

Operating expenses:
Direct operating expenses	—	18,382	176,388	47,131	(13,192)	228,709
General and administrative	2,793	1,378	19,840	16,818	—	40,829
Depreciation and amortization	—	5,580	23,578	7,461	—	36,619
Impairments	—	11,594	2,429	—	—	14,023
(Gain) loss on sales of assets	—	(15,085)	(52)	(2,556)	—	(17,693)

Total operating expenses	2,793	21,849	222,183	68,854	(13,192)	302,487

Operating income (loss)	(2,793)	16,363	(6,486)	(8,021)	—	(937)

Interest expense, net of amounts capitalized	(19,239)	(16,659)	(1,654)	(197)	15,171	(22,578)
Interest income	6,332	193	6,581	3,927	(15,171)	1,862
Unrealized gain (loss) on mark-to-market of embedded derivative	1,415	—	—	—	—	1,415
Gain on conversions of debt	11,330	—	—	—	—	11,330
Refinancing Costs	(6,134)	—	—	(90)	—	(6,224)
Other income (expense), net	8,478	2,270	(1,325)	183	(8,478)	1,128
Equity income (loss) in investees, net of tax	4,315	(73)	20,944	—	(25,186)	—

Income (loss) before income taxes	3,704	2,094	18,060	(4,198)	(33,664)	(14,004)

Income tax expense (benefit)	303	(18,778)	786	(980)	—	(18,669)

Net income	3,401	20,872	17,274	(3,218)	(33,664)	4,665
Less: Net (income) attributable to noncontrolling interest (3)	—	—	(1)	(1,263)	—	(1,264)

Net income (loss) attributable to the respective entity	$3,401	$20,872	$17,273	$(4,481)	$(33,664)	$3,401

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors	Adjustments (4)	Trico Supply Group
Revenues	$38,212	$215,697	$—	$253,909

Operating expenses:
Direct operating expenses	18,382	176,388	—	194,770
General and administrative	1,378	19,840	(8)	21,210
Depreciation and amortization	5,580	23,578	—	29,158
Impairments	11,594	2,429	—	14,023
Gain on sales of assets	(15,085)	(52)	—	(15,137)

Total operating expenses	21,849	222,183	(8)	244,024

Operating income (loss)	16,363	(6,486)	8	9,885

Interest expense, net of amounts capitalized	(16,659)	(1,654)	—	(18,313)
Interest income	193	6,581	(824)	5,950
Other income (expense), net	2,270	(1,325)	—	945
Equity income (loss) in investees, net of tax	(73)	20,944	(20,871)	—

Income (loss) before income taxes	2,094	18,060	(21,687)	(1,533)

Income tax expense (benefit)	(18,778)	786	—	(17,992)

Net income (loss)	20,872	17,274	(21,687)	16,459
Less: Net (income) attributable to noncontrolling interest	—	(1)	—	(1)

Net income (loss) attributable to Trico Supply Group	$20,872	$17,273	$(21,687)	$16,458

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman, Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

(3)	Non-Guarantor Subsidiaries include a noncontrolling interest in EMSL.

(4)	Adjustments include Trico Cayman and Trico Holdco that are not part of the Trico Supply Group and equity income (loss) balances between Trico Shipping and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2010

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
			(in thousands)
Net cash provided by operating activities	$(3,768)	$(30,169)	$29,660	$(15,441)	$—	$(19,718)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(798)	(30,256)	(398)	—	(31,519)
Proceeds from sales of assets	—	15,439	—	3,900	—	19,339
Return on equity investment in investee	—	—	—	—	—	—
Investment in unconsolidated affilates	—	—	—	(5,839)	—	(5,839)
Dividend from unconsolidated affiliate	—	—	—	980		980
Decrease (increase) in restricted cash	(3,665)	—	46	(250)	—	(3,869)

Net cash provided by (used in) investing activities	(3,732)	14,641	(30,210)	(1,607)	—	(20,908)

Cash flows from financing activities:
Proceeds from issuance of credit facilities	42,345	28,099	—	—	—	70,444
Payments of credit facilities	(29,311)	(12,847)	(53)	(629)	—	(42,840)
Capital contributions	(19,437)	29,950	(22,950)	12,437	—	—
Borrowings (repayments) on debt between subsidiaries, net	16,000	(10,408)	(5,592)	—	—	—
Debt issuance costs	(2,097)	(3,867)	—	—	—	(5,964)

Net cash provided by (used in) financing activities	7,500	30,927	(28,595)	11,808	—	21,640

Effect of exchange rate changes on cash and cash equivalents	—	(476)	(1,041)	—	—	(1,517)

Net increase (decrease) in cash and cash equivalents	—	14,923	(30,186)	(5,240)	—	(20,503)

Cash and cash equivalents at beginning of period	—	2,617	37,573	12,791	—	52,981

Cash and cash equivalents at end of period	$—	$17,540	$7,387	$7,551	$—	$32,478

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Credit Group
Net cash provided by operating activities	$(30,169)	$29,660	$(509)

Cash flows from investing activities:
Purchases of property and equipment	(798)	(30,256)	(31,054)
Proceeds from sales of assets	15,439	—	15,439
Decrease (increase) in restricted cash	—	46	46

Net cash provided by (used in) investing activities	14,641	(30,210)	(15,569)

Cash flows from financing activities:
Proceeds from issuance of credit facilities	28,099	—	28,099
Payments of credit facilities	(12,847)	(53)	(12,900)
Capital contributions	29,950	(22,950)	7,000
Borrowings (repayments) on debt between subsidiaries, net	(10,408)	(5,592)	(16,000)
Debt issuance costs	(3,867)	—	(3,867)

Net cash provided by (used in) financing activities	30,927	(28,595)	2,332
Effect of exchange rate changes on cash and cash equivalents	(476)	(1,041)	(1,517)

Net increase (decrease) in cash and cash equivalents	14,923	(30,186)	(15,263)

Cash and cash equivalents at beginning of period	2,617	37,573	40,190

Cash and cash equivalents at end of period	$17,540	$7,387	$24,927

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman, Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2009

						Consolidated
	Parent Guarantor					(Trico Marine
	(Trico Marine	Issuer	Subsidiary	Non-Guarantor		Services, Inc. and
	Services, Inc.)	(Trico Shipping AS)	Guarantors(1)	Subsidiaries(2)	Eliminations	Subsidiaries)
			(in thousands)
Net cash provided by operating activities	$(11,083)	$23,800	$13,323	$5,233	$(2,598)	$28,675

Cash flows from investing activities:
Purchases of property and equipment	(541)	(2,095)	(43,980)	(2,232)	—	(48,848)
Proceeds from sales of assets	—	26,224	—	3,800	—	30,024
Return on equity investment in investee	32,903	—	—	—	(32,903)	—
Decrease (increase) in restricted cash	—	—	107	108	—	215

Net cash provided by (used in) investing activities	32,362	24,129	(43,873)	1,676	(32,903)	(18,609)

Cash flows from financing activities:
Payment for exchange of convertible debentures	(12,676)	—	—	—	—	(12,676)
Borrowings (repayments) on revolving credit facilities, net	(14,478)	(49,447)	15,201	(629)	—	(49,353)
Borrowings (repayments) on debt between subsidiaries, net	12,099	(11,851)	(15,248)	15,000	—	—
Dividend to parent	—	—	(2,598)	(32,903)	35,501	—
Dividend to noncontrolling partner	—	—	—	(6,120)	—	(6,120)
Debt issuance costs	(6,224)	—	—	—	—	(6,224)

Net cash provided by (used in) financing activities	(21,279)	(61,298)	(2,645)	(24,652)	35,501	(74,373)

Effect of exchange rate changes on cash and cash equivalents	—	1,065	3,698	—	—	4,763

Net increase (decrease) in cash and cash equivalents	—	(12,304)	(29,497)	(17,743)	—	(59,544)

Cash and cash equivalents at beginning of period	—	16,355	48,133	30,125	—	94,613

Cash and cash equivalents at end of period	$—	$4,051	$18,636	$12,382	$—	$35,069

	Issuer	Subsidiary
	(Trico Shipping AS)	Guarantors(1)	Credit Group
Net cash provided by operating activities	$23,800	$13,323	$37,123

Cash flows from investing activities:
Purchases of property and equipment	(2,095)	(43,980)	(46,075)
Proceeds from sales of assets	26,224	—	26,224
Increase in restricted cash	—	107	107

Net cash provided by (used in) investing activities	24,129	(43,873)	(19,744)

Cash flows from financing activities:
Proceeds and (repayments) of revolving credit facilities, net	(49,447)	15,201	(34,246)
Borrowings (repayments) on debt between subsidiaries, net	(11,851)	(15,248)	(27,099)
Dividend to parent	—	(2,598)	(2,598)

Net cash provided by (used in) financing activities	(61,298)	(2,645)	(63,943)

Effect of exchange rate changes on cash and cash equivalents	1,065	3,698	4,763

Net increase (decrease) in cash and cash equivalents	(12,304)	(29,497)	(41,801)

Cash and cash equivalents at beginning of period	16,355	48,133	64,488

Cash and cash equivalents at end of period	$4,051	$18,636	$22,687

(1)	All subsidiaries of the Company that are providing guarantees, including Trico Holdco, Trico Cayman, Trico Supply AS and all subsidiaries of Trico Supply AS (other than Trico Shipping).

(2)	All subsidiaries of the Company that are not providing guarantees.

18. Subsequent Events
     U.S. Credit Facility. On August 10, 2010, the Company executed Amendment No. 3 to the U.S. Credit Facility. For additional information, see Note 5.
     On August 16, 2010, the Company executed Amendment No. 4 to the U.S. Credit Facility. For additional information, see Note 5. In consideration of Amendment No. 4, the Company and Trico Shipping each agreed that, prior to December 31, 2010, Trico Shipping would not make any request pursuant to the Trico Shipping Working Capital Facility that Tennenbaum provide any further term loans under Tennenbaum’s commitments thereunder, including any amounts otherwise available under Tranche A Term Loan.
     Forbearance Agreement for 8.125% Debentures. On August 16, 2010, the Company and the consenting holders holding not less than 51% of the outstanding principal amount of the 8.125% Debentures entered into the August Forbearance Agreement. Under the August Forbearance Agreement, each consenting holder agreed, among other things, not to (i) pursue any remedy (including, without limitation, the acceleration of any obligation owing in respect of the 8.125% Indenture and/or the 8.125% Debentures) against the Company under the 8.125% Debentures or the 8.125% Indenture for not making interest or principal payments as scheduled or within the applicable grace period, as applicable, or (ii) initiate, or have initiated on its behalf, any litigation or proceeding of any kind with respect to the 8.125% Debentures other than to enforce August Forbearance Agreement. Further, each consenting holder agreed to request that the trustee of the 8.125% Indenture not enforce remedies (including acceleration) pursuant to the terms of the 8.125% Debentures or the 8.125% Indenture until the August Forbearance Agreement has terminated. Under the August Forbearance Agreement, the Company shall not (and shall direct its subsidiaries not to) consummate any financing transaction or material transactions outside the ordinary course of business without providing the consenting holders and their advisors advance notice of at least 48 hours; provided that this restriction does not apply to, among other things, the granting of certain security interests or liens in collateral for the benefit of the secured parties under Trico Shipping’s outstanding notes and related indenture. The August Forbearance Agreement will terminate on the earlier to occur of (i) August 24, 2010, (ii) the breach of certain covenants, including the consummation of certain non-ordinary course transactions, or (iii) upon five business days written notice of termination from the consenting holders.
     Trico Shipping Working Capital Facility. On July 23, 2010, the Trico Shipping Working Capital Facility was amended to provide that if a grant of a security interest in any assets of Trico Supply AS or its subsidiaries that would have otherwise been required to have been granted under the indenture governing the Senior Secured Notes ceases to be required thereunder, Trico Supply AS and its subsidiaries will still be obligated under the Trico Shipping Working Capital Facility to grant a security interest securing the obligations in any such assets, with at least the same priority that would have otherwise been required.
     Notice of Delisting. On July 23, 2010, the Company received notice from the NASDAQ Listing Qualifications Staff that the Company has not maintained a minimum bid price of $1.00 per share based upon the closing bid price for the last 30 consecutive business days for continued listing on the NASDAQ Stock Market under Listing Rule 5450(a)(1). If the Company can demonstrate compliance with the minimum bid price requirement for ten consecutive business days within 180 calendar days, the NASDAQ Listing Qualifications Staff will provide the Company with written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance prior to the expiration of the grace period, it will receive written notification that its common stock (ticker symbol: TRMA) is subject to delisting.
     Cancellation of Tebma Contracts. The Company took action to cancel construction by Tebma of four new build MPSVs on July 15, 2010, which if effective would reduce its committed future capital expenditures to approximately $20 million for two remaining MPSVs. The Company is in discussions with Tebma to resolve these disputes. See discussion under the caption “Tebma” in Note 14.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•	our ability to retain and motivate management and key employees;

•	our ability to continue to make payments when due, and to comply with our obligations, under our credit facilities and our other indebtedness;

•	our ability to continue as a going concern;

•	the outcome of our dispute with Tebma;

•	our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain adequate financing on a timely basis and on acceptable terms;

•	projections involving revenues, operating results or cash provided from operations, or our anticipated capital expenditures or other capital projects;

•	overall demand for and pricing of our vessels;

•	changes in the level of oil and natural gas exploration and development;

•	uncertainties and risks relating to or caused by the April 2010 explosion and fire on a deepwater U.S. Gulf of Mexico drilling rig, the resulting losses and the U.S. Department of Interior moratorium on deepwater drilling;

•	our ability to successfully or timely complete our various vessel construction projects;

•	further reductions in capital spending budgets by customers;

•	further declines in oil and natural gas prices;

•	projected or anticipated benefits from acquisitions;

•	increases in operating costs;

•	the inability to accurately predict vessel utilization levels and day rates;

•	variations in global business and economic conditions;

•	the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations with respect thereto and the availability of insurance coverage in connection therewith; and

•	our ability to repatriate cash from foreign operations if and when needed.

     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), (3) our Quarterly Report on Form 10-Q for the period ended March 31, 2010, (4) our reports and registration statements filed from time to time with the Securities and Exchange Commission (the “SEC”) and (5) other announcements we make from time to time.
     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2009 Form 10-K. Unless otherwise indicated, any reference to (i) “Notes” refers to the Notes to the Condensed Consolidated Financial Statements included herein, (ii) “Gulf of Mexico” refers to the U.S. Gulf of Mexico and (iii) “Mexico” refers to the Mexican Gulf of Mexico.
Immediate Risks, Uncertainties, and Going Concern
     Our inability to meet our past and current commitments, and uncertainties associated with our ability to meet our other commitments as they come due, to comply with our debt covenants or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. Our cash and credit capacity have not been sufficient to enable it to meet our obligations, and our forecasted cash and available credit capacity are not expected to be sufficient to meet our other commitments as they come due over the next twelve months.
     We did not make the approximately $8 million interest payment due on May 15, 2010 for the 8.125% secured convertible debentures due 2013 (the “8.125% Debentures”) prior to the expiration of the applicable 30-day grace period, the approximately $10.1 million principal payment due on August 1, 2010 for the 8.125% Debentures (for which there is no grace period) and the approximately $2.3 million interest payment due on July 15, 2010 for the 3% senior convertible debentures due 2027 (the “3% Debentures”). As a result, events of default have occurred under the 8.125% Debentures and the 3% Debentures. As described in the accompanying notes to our condensed consolidated financial statements and below, we have entered into a forbearance agreement with the holders of 51% of the outstanding principal amount of the 8.125% Debentures.
     In addition, we believe it is highly unlikely that we will remain in compliance in future periods with covenants requiring us to achieve financial thresholds, including an EBITDA threshold in the $25 million U.S. credit facility agreement (the “U.S. Credit Facility”), the 11 7/8% senior secured notes due 2014 (the “Senior Secured Notes”) issued by Trico Shipping AS (“Trico Shipping”) and Trico Shipping’s working capital facility (the “Trico Shipping Working Capital Facility”) and a liquidity threshold in Senior Secured Notes and the Trico Shipping Working Capital Facility. In particular, we expect that we may not be in compliance with financial covenants requiring us to achieve EBITDA targets measured over the trailing twelve months as specified in the U.S. Credit Facility, Senior Secured Notes and Trico Shipping Working Capital Facility. If we fail to maintain compliance with these covenants under the various indentures and forbearance agreements, our creditors may take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately. In addition, our results of operations may limit Trico Shipping’s ability to access additional funds under the Trico Shipping Working Capital Facility. In our current circumstances, if such indebtedness were accelerated, we would be unable to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the 6.11% notes due 2014 (the “6.11% Notes”), the U.S. Credit Facility or the Trico Shipping Working Capital Facility. In an effort to avoid the acceleration of such indebtedness, we have entered into (i) a forbearance agreement with holders of the 8.125% Debentures, (ii) a First Supplemental Indenture with respect to the Senior Secured Notes, (iii) an amendment to the Trico Shipping Working Capital Facility and (iv) an amendment to the U.S. Credit Facility. For additional information, see Notes 5 and 18.
     Our company, our financial advisor, Evercore Partners, and our restructuring advisor, AP Services, LLC (“AlixPartners”), are in discussions with some of our existing debt holders regarding restructuring certain of these obligations. While we have completed additional financing for both Trico Other and Trico Supply, our liquidity at both Trico Other (as defined in Note 2) and Trico Supply (as defined in Note 2) is limited and if unable to reach agreement within a limited time period with certain of our debt holders, we will need to commence a voluntary case in a United States Bankruptcy Court (the “Bankruptcy Court”) concerning each of us, Trico Marine Assets, Inc. (“TMA”), Trico Marine Operators, Inc. (“TMO”) Trico Marine Cayman, LP (“Trico Cayman”), Trico Marine International, Inc. (“TMI”) and Trico Holdco, LLC (“Trico Holdco”) prior to September 8, 2010 to avoid an event of default under the U.S. Credit Facility and cross-defaults under our other debt agreements. Additionally, even if agreements regarding debt restructuring are reached within the necessary time periods, we may need to undertake bankruptcy proceedings in order to implement the debt restructurings and/or achieve other changes to our cost structure. We may also be required to undertake bankruptcy proceedings as a result of our inability to meet our past, current and future commitments. The credit and business risk profiles of we could be adversely affected by a bankruptcy filing which may have a materially adverse effect on our business and results of operations.
Overview
     We are an integrated provider of subsea services, subsea trenching and protection services and offshore supply vessels (“OSVs”) to oil and natural gas exploration and production companies that operate in major offshore producing regions around the world. Our subsea operations, including technologically advanced and often proprietary services performed in demanding subsea environments, represented approximately 88% of our revenues for the second quarter of 2010. The remainder of our revenue is attributable to our legacy towing and supply business. We operate through three business segments: (i) subsea services (ii) subsea trenching and protection and (iii) towing and supply.
     The revenues and costs for our subsea services segment primarily are determined by the scope of individual projects and in certain cases by multi-year contracts. Subsea services projects may utilize any combination of vessels, both owned and leased, and components of our non-fleet equipment consisting of remotely-operated vehicles (“ROVs”), installation handling equipment, and survey equipment. The scope of work, complexity, and area of operation for our projects will determine what assets will be deployed to service each respective project. Rates for our subsea services typically include a composite day rate for the utilization of a vessel and/or the appropriate equipment and personnel to service the project, as well as the crew. These day rates can be fixed or variable and are primarily influenced by the specific technical requirements of the project, the availability of the required vessels and equipment and the project’s geographic location and competition. Occasionally, projects are based on unit-rate contracts (based on units of work performed, such as miles of pipeline inspected per day) and occasionally through lump-sum contractual arrangements. In addition, we generate revenues for onshore engineering work, post processing of survey data, and associated reporting. The operating costs for the subsea services segment primarily reflect the rental or ownership costs for our vessels and equipment, crew compensation, supplies and marine insurance. Our customers are typically responsible for mobilization expenses and fuel costs. Variables that may affect our subsea services segment include the scope and complexity of each project, weather or environmental downtime, and water depth. Delays or acceleration of projects will result in fluctuations of when revenues are earned and costs are incurred but generally they will not materially affect the total amount of costs.
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

Our Outlook
     We will need to commence a voluntary case in the Bankruptcy Court concerning each of us, TMA, TMO, Trico Cayman, TMI and Trico Holdco prior to September 8, 2010 to avoid an event of default under the U.S. Credit Facility and cross-defaults under our other debt agreements. Additionally, even if agreements regarding debt restructuring are reached within the necessary time periods, we may need to undertake bankruptcy proceedings in order to implement the debt restructurings and/or achieve other changes to our cost structure. We may also be required to undertake bankruptcy proceedings as a result of our inability to meet our past, current and future commitments. Our credit and business risk profiles could be adversely affected by a bankruptcy filing which may have a materially adverse effect on our business and results of operations.
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
     In addition to the macro level factors above, we believe the long-term impact of the oil spill in the U.S. Gulf of Mexico is likely to lead to increased standards of pipeline inspection, repair and maintenance which will result in an overall higher spending per well and increased demand for our subsea services on a global basis.
     For the remainder of 2010, we expect to continue to focus on the key areas discussed below. Our expectations are based on information currently available to us and assumptions made by us, including, among other things, that we will continue as a going concern and that any bankruptcy proceedings we commence will not impair our ability to run our business or require a change to our business focus. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, we may change our key areas of focus:
     Reduce our debt level and carefully manage liquidity and cash flow. Our substantial amount of indebtedness requires us to restructure our balance sheet to meet our capital expenditure, working capital and debt service requirements.
     In order to manage our immediate obligations, we are currently taking the following steps:

•	We, our financial advisor, Evercore Partners, and our restructuring advisor, AlixPartners, are in discussions with some of our existing debt holders regarding restructuring our indebtedness;

•	We are conserving cash by minimizing capital expenditures and managing working capital; and

•	We are pursuing the sale of additional vessels and other assets.
     Maximize our vessel utilization and our service spreads. We offer our customers a variety of subsea installation, construction, trenching and protection services using combinations of our equipment and personnel to maximize the earnings per vessel and to increase the opportunity to offer a differentiated technology service package. We continue to offer our subsea services and subsea trenching, protection and installation services through a combination of vessels chartered from third parties and owned vessels.
     Reduce exposure to a declining offshore towing and supply vessel business. Over time, we believe transitioning away from a low growth, commoditized towing and supply business toward specialized subsea services will result in improved operating results. As part of this transition, we are divesting non-core or underperforming towing and supply assets. In 2009, we sold eight OSVs, two platform supply vessels, and one anchor handling, towing and supply vessel (“AHTS”) for aggregate proceeds of approximately $73 million. During the first six months of 2010, we completed six vessel sales, four OSVs, one subsea platform supply vessel (“SPSV”) and one AHTS, for net proceeds of $19.3 million. In July 2010, we sold another OSV for $1.0 million. We will continue to look for opportunities to divest non-core or underperforming towing and supply assets. We will also continue to position our towing and supply vessels in markets where we believe we have a competitive advantage or that have positive fundamentals.
Market Outlook — Demand for our Vessels and Services
     Each of our operating segments experienced different impacts from the current overall economic slowdown, crisis in the credit markets, and decline in oil prices. In all segments, however, we have seen increased exploration and production spending in Brazil, Mexico and the Asia Pacific regions and will continue to focus our efforts on increasing market presence in those regions for the remainder of 2010. For 2010, we expect no significant overall change from 2009 in exploration and production spending, offshore drilling worldwide, and construction spending, but we anticipate overall subsea spending to increase based on unit growth in new subsea construction and a growing base of installed subsea trees.
     Subsea Services. Although some projects were postponed as a result of volatile commodity prices, we did not have any contracts canceled in 2009. Most of these postponed projects will take place in 2010 and 2011. Given that a majority of our subsea services work includes inspection, maintenance and repair required to maintain existing pipelines, and such services are covered by operating expenditures rather than capital expenditures, we believe the outlook for our subsea services will remain consistent with the levels of subsea spending occurring in 2009. We also have not seen any material decline in pricing for subsea services contracts.
     Subsea Protection and Trenching. For the remainder of 2010, we expect demand for our subsea protection and trenching services to be similarly driven by the increase in overall spending on subsea services. However, we believe that certain markets may be softer due to seasonality in this area and therefore are mitigating such seasonality by mobilizing our assets to regions less susceptible to seasonality. We generally expect a weak market in the North Sea, but we believe there is opportunity to develop a meaningful presence in emerging growth areas for this segment including the Asia Pacific regions, Australia, the Middle East, the Mediterranean and Brazil. In addition, this segment participates in the renewable energy industry, which we expect as a result of worldwide “green” initiatives to grow in 2010 and beyond.
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
Other Items
     Tebma. We are currently in a dispute with the Tebma shipyard in India regarding the construction of the following six vessels for Trico Subsea AS: Hulls No. 120, 121, 128 and 129 (the “Four Cancelled Tebma Vessels”) and Hulls No. 118 and 119 (the “Two Remaining Tebma Vessels”). Trico Subsea AS and Tebma dispute whether the construction contracts of each of the vessels remains in effect; if not, by whom and for what reason the contracts were cancelled; and whether Trico Subsea AS has the right to call on refund guarantees issued for its benefit. The refund guarantees are issued by several Indian financial institutions in the aggregate amount of approximately $19 million with respect to the Four Cancelled Tebma Vessels, and in the aggregate amount of approximately $22 million with respect to the Two Remaining Tebma Vessels. Since July 1, 2010, (i) Trico Subsea AS has taken action to cancel the construction contracts for the Four Cancelled Tebma Vessels, and submitted draw requests to the financial institutions issuing the refund guarantees for the same vessels, in the approximate aggregate amount of $19 million, and (ii) Tebma has taken action to cancel the construction contracts for all six vessels, and initiated court proceedings in India to restrain Trico Subsea AS and the issuing financial institutions from acting in respect of the refund guarantees. We are in discussions with Tebma to resolve these disputes. In the case of the Four Cancelled Tebma Vessels, there is no assurance that the financial institutions that issued the refund guarantees will allow Trico Subsea AS to draw on such guarantees, in part or in whole, or that the total proceeds from such guarantees would equal approximately $19 million. In the case of the Two Remaining Tebma Vessels, there is no assurance that the vessel construction contracts remain in place, or that Tebma will complete the construction of such vessels. Further, there is no assurance that the refund guarantees on the Two Remaining Tebma Vessels, which have expiration dates and need to be periodically renewed, will continue to be renewed and be available if called upon by Trico Subsea AS. In connection with the commencements of these disputes during the second quarter, we reassessed the carrying value of these assets for impairment, as defined by accounting guidance for long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset from its use or eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of this assessment, we recognized an impairment of $69.0 million for the quarter ended June 30, 2010 on the Two Remaining Tebma Vessels and the Four Cancelled Tebma Vessels. The fair values were based on appraised values for similar completed vessels less the estimated costs to complete construction, as well as an estimated value for certain vessel related equipment. The remaining fair value for the vessels and equipment at June 30, 2010 was $34.0 million. To the extent we are unable to resolve these disputes in a manner satisfactory to us, or if there is further deterioration in market conditions affecting the value of the underlying vessels and equipment, we could be subject to further impairments to these assets in future periods and such amounts could be material.
     Asset Sales. During the first six months of 2010, we sold four OSVs, one AHTS and one SPSV for net proceeds of $19.3 million. A portion of the proceeds was used to repay or service indebtedness. In July 2010, we sold an additional OSV for $1.0 million which did not require a debt prepayment.
Non-GAAP Financial Measures
     A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We measure operating performance based on adjusted EBITDA, a non-GAAP financial measure, which is calculated as operating income or loss before depreciation and amortization, impairments, stock-based compensation, and gain/loss on sale of assets. Our measure of adjusted EBITDA may not be comparable to similarly titled measures presented by other companies. Other companies may calculate adjusted EBITDA differently than we do, which may limit its usefulness as a comparative measure.
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
     We believe that presentation of adjusted EBITDA provides useful information to our investors regarding our financial condition and results of operations because adjusted EBITDA is a financial metric used by management (i) to monitor and evaluate the performance of our business operations, (ii) to facilitate management’s internal comparison of our historical operating performance of our business operations, (iii) to facilitate management’s external comparisons of the results of our overall business to the historical operating performance of our competitors, (iv) to analyze and evaluate financial and strategic planning decisions regarding future operating investments and acquisitions, which may be more easily evaluated in terms of adjusted EBITDA, (v) as a key metric in the calculation of awards under the Incentive Bonus Plan and (vi) to plan and evaluate future operating budgets and determine appropriate levels of operating investments.

     The following table reconciles adjusted EBITDA to operating income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$5,842	$31,184	$4,754	$33,799
Depreciation and amortization	(17,895)	(18,547)	(35,708)	(36,619)
Impairments	(84,188)	(14,023)	(84,188)	(14,023)
Stock-based compensation	1,663	(1,063)	1,253	(1,787)
Gain on sale of assets	4,377	17,684	5,241	17,693

Operating income (loss)	$(90,201)	$15,235	$(108,648)	$(937)

Results of Operations
     The following table summarizes our consolidated results of operations for the three and six month periods ending June 30, 2010 and 2009 (in thousands, except percentages).

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues:
Subsea services	$75,755	$78,916	$(3,161)	(4)%	$131,386	$137,562	$(6,176)	(4)%
Subsea trenching and protection	50,871	68,353	(17,482)	(26)%	72,666	94,403	(21,737)	(23)%
Towing & supply	17,935	32,463	(14,528)	(45)%	36,224	69,585	(33,361)	(48)%

Total revenues	144,561	179,732	(35,171)	(20)%	240,276	301,550	(61,274)	(20)%
Operating income (loss):
Subsea services	(82,436)	(10,392)	(72,044)	693%	(90,279)	(15,871)	(74,408)	469%
Subsea trenching and protection	513	14,915	(14,402)	(97)%	(1,475)	11,679	(13,154)	(113)%
Towing & supply	(1,642)	17,443	(19,085)	(109)%	(3,150)	16,984	(20,134)	(119)%
Corporate	(6,636)	(6,731)	95	(1)%	(13,744)	(13,729)	(15)	0%

Total operating income (loss)	(90,201)	15,235	(105,436)	(692)%	(108,648)	(937)	(107,711)	11,495%
Equity in net income (loss) of investee	187	—	187	100%	(1,637)	—	(1,637)	(100)%
Interest income	175	790	(615)	(78)%	1,103	1,862	(759)	(41)%
Interest expense, net of amounts capitalized	(21,606)	(11,665)	(9,941)	85%	(43,959)	(22,578)	(21,381)	95%
Unrealized gain on mark-to-market of embedded derivative	614	476	138	29%	5,895	1,415	4,480	317%
Gain on conversions of debt	—	551	(551)	(100)%	—	11,330	(11,330)	(100)%
Refinancing costs	—	(6,224)	6,224	(100)%	—	(6,224)	6,224	(100)%
Reorganization costs	(9,142)	—	(9,142)	(100)%	(9,142)	—	(9,142)	(100)%
Foreign exchange gain (loss)	(47,209)	2,956	(50,165)	(1,697)%	(66,663)	2,563	(69,226)	(2,701)%
Other expense, net	(301)	(1,099)	798	(73)%	(120)	(1,435)	1,315	(92)%

Income (loss) before income taxes	(167,483)	1,020	(168,503)	(16,520)%	(223,171)	(14,004)	(209,167)	1,494%
Income tax (benefit) expense	(7,082)	(3,641)	(3,441)	95%	15,778	(18,669)	34,447	(185)%

Net income (loss)	(160,401)	4,661	(165,062)	(3,541)%	(238,949)	4,665	(243,614)	(5,222)%
Less: Net income attributable to the noncontrolling interest	—	(514)	514	(100)%	—	(1,264)	1,264	(100)%

Net income (loss) attributable to Trico Marine Services, Inc.	$(160,401)	$4,147	$(164,548)	(3,968)%	$(238,949)	$3,401	$(242,350)	(7,126)%

     The following information on day rates, utilization and average number of vessels is relevant to our revenues and is the primary driver of our revenue fluctuations. Our consolidated fleet’s average day rates, utilization, and average number of vessels by vessel class, is as follows (only includes actively marketed vessels):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average Day Rates:
Towing and Supply
North Sea Class (1)	$14,105	$17,012	$14,202	$18,167
OSVs (2)	9,105	6,645	9,036	6,909

Utilization:
Subsea
MSVs (3)	98%	92%	85%	83%
SPSVs/MPSVs (4)	50%	80%	55%	74%

Subsea Trenching and Protection	85%	98%	68%	95%

Towing and Supply
North Sea Class	91%	76%	92%	79%
OSVs	86%	66%	73%	66%

Average number of Vessels:
Subsea
MSVs	8.0	9.7	8.0	9.4
SPSVs/MPSVs (5)	5.4	7.0	5.7	7.0

Subsea Trenching and Protection	4.0	4.8	4.0	4.1

Towing and Supply
North Sea Class (5)	6.0	12.3	6.0	12.6
OSVs (5)	12.6	37.4	14.8	37.7

(1)	Anchor handling, towing and supply vessels and platform supply vessels

(2)	Offshore supply vessels

(3)	Multi-purpose vessels

(4)	Subsea platform supply vessels/Multi-purpose platform supply vessels

(5)	As a result of the deconsolidation of Eastern Marine Services Limited (“EMSL”), the number of vessels decreased. Including the EMSL vessels, our average number of vessels would have been 6.4, 9.0 and 19.9 for SPSVs/MPSVs, the North Sea Class and OSVs, respectively, for the three months ended June 30, 2010 and 6.7, 9.0 and 22.2 for SPSVs/MPSVs, the North Sea Class and OSVs, respectively, for the six months ended June 30, 2010.
Overall Results
     For the three months ended June 30, 2010, we reported a net loss of $160.4 million on revenues of $144.6 million compared to net income attributable to Trico Marine Services, Inc. of $4.1 million on revenues of $179.7 million for the same period in 2009. For the six months ended June 30, 2010, we reported a net loss of $238.9 million on revenues of $240.3 million compared to net income attributable to Trico Marine Services, Inc. of $3.4 million on revenues of $301.6 million for the same period in 2009. Our operating results for the three and six months ended June 30, 2010 compared to the same prior year periods reflect a decline in revenue and a higher operating loss primarily as a result of lower utilization in the subsea services and subsea protection and trenching segments, the towing supply segment as we exited the Gulf of Mexico region, fewer vessels due to the sale of eleven vessels primarily in the second half of 2009 and six in 2010 and the deconsolidation of EMSL in 2010. Operating loss is also higher due to a reduction in gains from the sale of assets recorded in 2010 compared to 2009 as well as impairments as a result of our June 30, 2010 assessment of intangible assets, reassessment of the value of an acquired asset and the Tebma dispute. The 2010 results also included higher non-operating items for interest expense and foreign exchange loss related primarily to the Senior Secured Notes. Foreign exchange loss was also affected by certain intercompany notes. The non-operating items also included reorganization costs in 2010 and refinancing costs in 2009. The six months ended June 30, 2009 also included an $11.3 million gain on conversion of debt.
Segment Results
     Subsea Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Revenues	$75,755	$78,916	$(3,161)	(4%)	$131,386	$137,562	$(6,176)	(4%)
Operating expenses:
Direct operating expenses	64,784	62,297	2,487	4%	113,885	113,537	348	0%
General and administrative	4,280	3,807	473	12%	9,022	8,142	880	11%
Depreciation and amortization	9,808	9,181	627	7%	19,563	17,731	1,832	10%
Impairments	79,188	14,023	65,165	465%	79,188	14,023	65,165	465%
Loss on sale of assets	131	—	131	100%	7	—	7	100%

Total operating expenses	158,191	89,308	68,883	77%	221,665	153,433	68,232	44%

Operating loss	$(82,436)	$(10,392)	$(72,044)	693%	$(90,279)	$(15,871)	$(74,408)	469%

     Revenues decreased $3.2 million and $6.2 million for the three and six months ended June 30, 2010 as compared to the same periods in the prior year. Operating loss increased $74.4 million and $72.0 million for the three and six months ended June 30, 2010 as compared to the same periods in the prior year. The decreased revenues and increased operating losses are a result of the decrease in vessels. Average vessel count decreased in MSVs by 1.7 and 1.4 vessels for the three and six months ended June 30, 2010 compared to June 30, 2009 and by 1.6 and 1.3 vessels for the same period for the SPSVs/MPSVs. Utilization rates were also significantly lower for the SPSVs/MPSVs. For the quarter over quarter comparison, the utilization rate was 50% in 2010 compared to 80% in 2009. For the year-to-date comparison, the utilization rate was 55% in 2010 compared to 74% in 2009. Increased year-to-date costs were also a result of repairs associated with the Deep Endeavour and higher impairments associated with intangibles and the Tebma dispute. The 2009 impairment was related to Volstad.
     Subsea Trenching and Protection

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in thousands, except percentages)
Revenues	$50,871	$68,353	$(17,482)	(26%)	$72,666	$94,403	$(21,737)	(23%)
Operating expenses:
Direct operating expenses	36,701	45,012	(8,311)	(18%)	53,054	65,448	(12,394)	(19%)
General and administrative	4,575	3,917	658	17%	7,591	8,580	(989)	(12%)
Depreciation and amortization	4,082	4,518	(436)	(10%)	8,496	8,712	(216)	(2%)
Impairments	5,000	—	5,000	100%	5,000	—	5,000	100%
Gain on sale of assets	—	(9)	9	(100%)	—	(16)	16	(100%)

Total operating expenses	50,358	53,438	(3,080)	(6%)	74,141	82,724	(8,583)	(10%)

Operating income (loss)	$513	$14,915	$(14,402)	(97%)	$(1,475)	$11,679	$(13,154)	(113%)

     Revenues decreased $17.5 million and $21.7 million for the three and six month periods ended June 30, 2010. Operating income (loss) decreased $14.4 million and $13.2 million for the three and six month periods ended June 30, 2010. Decreases in revenues and operating expenses are primarily due to a lower utilization rate of 85% in the second quarter of 2010 compared to 98% in the second quarter of 2009. The utilization rate was 68% for the six months ended June 30, 2010 compared to 95% for the same period last year. Compared to the prior year periods, general and administrative expenses were reduced for the six months ended June 30, 2010 due to cost reduction efforts but increased for the quarter ended June 30, 2010 as a result of higher legal costs. 2010 impairment charges in the amount of $5.0 million were related to our assessment of the facts presented at a second quarter 2010 arbitration hearing regarding an acquired asset representing the value of a CTC Marine contract.

     Towing and Supply

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
			(in thousands, except percentages)
Revenues	$17,935	$32,463	$(14,528)	(45%)	$36,224	$69,585	$(33,361)	(48%)

Operating expenses:
Direct operating expenses	16,978	22,912	(5,934)	(26%)	30,680	49,724	(19,044)	(38%)
General and administrative	3,504	5,006	(1,502)	(30%)	6,994	10,528	(3,534)	(34%)
Depreciation and amortization	3,603	4,769	(1,166)	(24%)	6,948	10,018	(3,070)	(31%)
Gain on sales of assets	(4,508)	(17,667)	13,159	(74%)	(5,248)	(17,669)	12,421	(70%)

Total operating expenses	19,577	15,020	4,557	30%	39,374	52,601	(13,227)	(25%)

Operating income (loss)	$(1,642)	$17,443	$(19,085)	(109%)	$(3,150)	$16,984	$(20,134)	(119%)

     Revenues significantly decreased by $14.5 million and $33.4 million for the three and six month periods ended June 30, 2010. Operating income (loss) decreased by $19.1 million and $20.1 million for the three and six month periods ended June 30, 2010 as compared to the prior year period. The decreases in revenues and expenses are related to exiting the Gulf of Mexico region during 2009 and the deconsolidation of EMSL in 2010. There were also fewer vessels operating in 2010 as we sold eleven vessels in 2009 of which one was in EMSL. In 2010, we sold an additional four offshore supply vessels and one anchor handling, towing and supply vessel for a gain of approximately $5.2 million. The decrease in operating income (loss) is primarily related to a reduction in the amount of gains from the sale of assets recorded in 2010 compared to 2009.
     Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
			(in thousands, except percentages)
Operating expenses:
General and administrative	$6,234	$6,660	$(426)	(6%)	$13,043	$13,579	$(536)	(4%)
Depreciation and amortization	402	79	323	409%	701	158	543	344%
Gain on sales of assets	—	(8)	8	(100%)	—	(8)	8	(100%)

Total operating expenses	6,636	6,731	(95)	(1%)	13,744	13,729	15	0%

Operating loss	$(6,636)	$(6,731)	$95	(1%)	$(13,744)	$(13,729)	$(15)	0%

Corporate expenses were $6.6 million and $13.7 million for the three and six months ended June 30, 2010 as compared to $6.7 million and $13.7 million for the same prior year periods.
Other Items

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
			(in thousands, except percentages)
Equity in net income (loss) of investee	$187	$—	$187	100%	$(1,637)	$—	$(1,637)	100%
Interest income	175	790	(615)	(78%)	1,103	1,862	(759)	(41%)
Interest expense, net of amounts capitalized	(21,606)	(11,665)	(9,941)	85%	(43,959)	(22,578)	(21,381)	95%
Unrealized gain on mark-to-market of embedded derivative	614	476	138	29%	5,895	1,415	4,480	317%
Gain on conversions of debt	—	551	(551)	(100%)	—	11,330	(11,330)	(100%)
Refinancing costs	—	(6,224)	6,224	(100%)	—	(6,224)	6,224	(100%)
Reorganization costs	(9,142)	—	(9,142)	(100%)	(9,142)	—	(9,142)	(100%)
Foreign exchange gain (loss)	(47,209)	2,956	(50,165)	(1697%)	(66,663)	2,563	(69,226)	(2701%)
Other expense, net	(301)	(1,099)	798	(73%)	(120)	(1,435)	1,315	(92%)
Income tax (benefit) expense	(7,082)	(3,641)	(3,441)	95%	15,778	(18,669)	34,447	(185%)
Net income attributable to the noncontrolling interest	—	(514)	514	(100%)	—	(1,264)	1,264	(100%)
     Equity in net income (loss) of investee. As a result of the deconsolidation of EMSL, the income/loss related to our equity interest is now included in “Equity in net income (loss) of investee” in 2010. The amount attributable to China Oilfield Services Limited was included under “Net income attributable to the noncontrolling interest” in 2009 as EMSL was previously consolidated. The EMSL changes from the three and six months ended June 30, 2010 compared to the same periods in 2009 were due to weakening market conditions in Southeast Asia for our towing and supply vessels.
     Interest expense, net of amounts capitalized. Interest expense increased $9.9 million and $21.4 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in interest expense for the three and six month periods was due to higher interest rates primarily as a result of the Senior Secured Notes which have a rate of 11.875%, the contingent interest on the Senior Secured Notes due to the registration statement filing requirement and a reduction in capitalized interest due to the status of our construction in progress. We capitalize interest related to vessels currently under construction to the extent we are continuing to make progress towards completion. Capitalized interest for the three and six months ended June 30, 2010 totaled $4.4 million and $7.6 million, respectively, and $4.9 million and $9.7 million, respectively, for the same period in 2009.
     Unrealized gain on mark-to-market of embedded derivative. The authoritative guidance for derivative instruments and hedging activities requires valuations for our embedded derivatives within our previous 6.5% Debentures and our new 8.125% Debentures. The estimated fair value of the embedded derivatives will fluctuate based upon various factors that include our common stock closing price, volatility, United States Treasury bond rates and the time value of options. The fair value for the 8.125% Debentures will also fluctuate due to the passage of time. We used the Monte Carlo simulation lattice option-pricing model to calculate the fair value of the derivatives for the three and six months ended June 30, 2009. On June 30, 2010, we reviewed the assumptions that were previously used. As a result of our closing price of $0.50 on such date and an expected increased discount rate, we revalued the 8.125% Debentures at $0.1 million which resulted in a $0.6 million and $5.9 million non-cash unrealized gain for the three and six months ended June 30, 2010, respectively. As of June 30, 2009, an unrealized gain of $1.0 million on the 8.125% Debentures was recognized for the three and six months ended June 30, 2009. The embedded derivative on our previous 6.5% Debentures was revalued on the date of the exchange and the unrealized gain (loss) for the three and six months ended June 30, 2009 was ($0.5) million and $0.4 million, respectively.
     Gain on conversions of debt. During 2009, various holders of our previous 6.5% Debentures converted $24.5 million principal amount of the debentures, collectively, for a combination of $6.9 million in cash related to the interest make-whole provision and 605,759 shares of our common stock based on an initial conversion rate of 24.74023 shares of common stock per $1,000 principal amount of debentures. We recognized gains on conversions of $0.6 million and $11.3 million for the three and six months ended June 30, 2009, respectively. There were no conversions of debt in 2010.
     Refinancing costs. In connection with the exchange of our 6.5% Debentures for the 8.125% Debentures, we incurred refinancing costs primarily related to investment banker and legal costs that are expensed as incurred under modification accounting which totaled $6.2 million for the three and six month periods ended June 30, 2009. There were no costs associated with this transaction in 2010.
     Reorganization costs. We incurred reorganization costs in the amount of $9.1 million for the three and six month periods ended June 30, 2010 as a result of pursuing measures to improve our liquidity and capital structure. The costs were primarily legal and consulting expenses. These types of expenses were not incurred during 2009.
     Foreign exchange gain (loss). Foreign exchange gain (loss) for the three and six months ended June 30, 2010 was $(47.2) million and $(66.7) million, respectively, an difference of $50.2 million and $69.2 million compared to the same periods in 2009 due primarily to the $400 million Senior Secured Notes that are U.S. Dollar denominated on NOK functional currency books and intercompany notes between DeepOcean ASA, CTC Marine Projects Ltd, Trico Shipping and Trico Supply. Please see Item 7A, “Quantitative and Qualitative Market Risk” contained in the 2009 Form 10-K for further discussion on our foreign currency exposure.
     Income tax (benefit) expense. Our income tax expense (benefit) for the three and six months ended June 30, 2010 was ($7.1) million and $15.8 million compared to $(3.6) million and $(18.7) million for the comparable prior year periods. The income tax expense (benefit) for each period is primarily associated with our U.S. federal, state and foreign taxes. Our tax expense (benefit) for the three and six month periods ending June 30, 2010 differs from that under the statutory rate primarily due to nondeductible interest expense in the United States as a result of the 6.5% Debenture exchange described in Note 5, the one-time expense related to the Norwegian Supreme Court ruling on February 12, 2010 and state and foreign taxes. Our effective tax rate is subject to wide variations given our structure and operations. We operate in many different taxing jurisdictions with differing rates and tax structures. Therefore, a change in our overall plan could have a significant impact on the estimated rate. At June 30, 2009, our tax benefit differed from that under the statutory rate primarily due to tax benefits associated with the Norwegian Tonnage Tax Regime and a change in law enacted on March 31, 2009, our permanent reinvestment of foreign earnings and state and foreign taxes.
     Net income attributable to the noncontrolling interest. See “Equity in net income (loss) of investee” above.

Liquidity and Capital Resources
Overview
     Our financial statements were prepared on a going concern basis at June 30, 2010, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. The content below, in Note 2 “Risks, Uncertainties, and Going Concern” and Note 18 “Subsequent Events” in our accompanying condensed consolidated financial statements and in “Immediate Risks, Uncertainties and Going Concern” above addresses important factors affecting our financial condition, liquidity and capital resources and debt covenant compliance. Amounts in this section reflecting U.S. Dollar equivalents for foreign denominated debt amounts are translated at currency rates in effect at June 30, 2010.
     At June 30, 2010, we had available cash of $32 million. As of June 30, 2010, payments due on our contractual obligations during the next twelve months were approximately $1.0 billion. Included in these amounts for the next twelve months are $97 million in interest payments which includes payments of approximately $24 million on each of May 1 and November 1 related to the Senior Secured Notes with an additional $4 million each period due to the forbearance agreement and payments of approximately $8 million on each of May 15 and November 15 related to the 8.125% Debentures. There is also $818 million of debt that is repayable during the next twelve months due to the defaults on the 8.125% Debentures and the 3% Debentures, our expectation that we will not be in compliance with the Senior Secured Notes and Trico Shipping Working Capital Facility, the cross defaults to the U.S. Credit Facility, and the bankruptcy requirement in the U.S. Credit Facility. The remaining amount of payments due in the next twelve months for our contractual obligations are related to $97 million of time charter obligations, $29 million of vessel construction obligations and approximately $3 million of other operating expenses such as operating leases and pension obligations. In July 2010, one additional OSV was sold for $1.0 million in net proceeds. This vessel was included in assets held for sale in our Balance Sheet at June 30, 2010.
     Our working capital and cash flows from operations are directly related to fleet utilization and vessel day rates. We require continued access to capital to fund ongoing operations, vessel construction, discretionary capital expenditures and debt service. Please see Note 2 in our condensed consolidated financial statements. Our ability to generate or access cash is subject to events beyond our control, such as, expenditures for exploration, development and production activity, global consumption of refined petroleum products, general economic, financial, competitive, legislative, regulatory and other factors. In light of the current financial turmoil, we may be exposed to credit risk relating to certain of our customers. Depending on the market demand for our vessels and other growth opportunities that may arise, we may require additional debt or equity financing.
     Due to changes in the financial condition of our company, the availability under certain credit facilities has been limited. With respect to the commitment letter entered into between us and Tennenbaum DIP Opportunity Fund, LLC (“Tennenbaum”) on June 8, 2010 (the “Commitment Letter”), based on discussions with Tennenbaum, we believe that the conditions to borrowing under the existing commitment may not be satisfied. While $22 million remains available under the Trico Shipping Working Capital Facility (subject to conditions we may not be able to meet), we and Trico Shipping each agreed not to draw on this availability prior to December 31, 2010 and we may not be able to access these funds at any time in the future. We are in discussions regarding alternative financing for Trico Supply, but there can be no assurance that any additional financing can be obtained or obtained on terms acceptable to us. For additional information, see Notes 5 and 18.
Liquidity Sufficiency
     Our cash and credit capacity have not been sufficient to enable us to meet our obligations and our forecasted cash and available credit capacity are not expected to be sufficient to meet our other commitments as they come due over the next twelve months. In addition, we are not in compliance with our debt covenants and we do not expect that we will be able comply with our debt covenants going forward.
     Our interest payment obligations are concentrated in the months of May and November with approximately $24 million of interest due on the Senior Secured Notes on each of May 1 and November 1 and approximately $8 million of interest due on the 8.125% Debentures on each of May 15 and November 15. During the forbearance period, we agreed to pay an additional 2.00% interest on the Senior Secured Notes which increases the semi-annual interest payments by approximately $4.0 million. Additionally, the terms of our credit agreements and the 8.125% Debentures require that some or all of the proceeds from certain asset sales, including proceeds from certain prior asset sales, be used to permanently reduce outstanding debt which could substantially reduce the amount of proceeds we retain and, if we must use proceeds from prior asset sales to reduce outstanding debt, reduce our available cash.

     In our 2009 Form 10-K and our Form 10-Q for the quarter ended March 31, 2010, we indicated that our forecasted cash and available credit capacity were not expected to be sufficient to meet our commitments as they came due over the subsequent twelve months and that we would not be able to remain in compliance with our debt covenants without completing certain actions to increase our level of liquidity. We continue to pursue a number of actions including (i) active discussions with various parties regarding potential transactions, (ii) active discussions with some of our existing debt holders regarding restructuring certain obligations, (iii) selling additional assets, (iv) accessing cash in certain of our subsidiaries, (v) minimizing our capital expenditures, (vi) obtaining waivers or amendments from our lenders, (vii) effectively managing our working capital and (viii) improving our cash flows from operations in order to increase our liquidity to levels sufficient to meet our commitments. For the six months ended June 30, 2010, we have made progress toward completing certain of these actions. These actions include receiving approximately $19.3 million in net proceeds from asset sales, receiving a dividend of $1.0 million from EMSL and receiving a $9.3 million tax refund at Trico Shipping. There was $22 million of availability on our credit facilities as of June 30, 2010, but drawing on this availability remains subject to completion of certain deliverables. Additional liquidity will need to be generated from some or all of the previously mentioned actions in order for us to have sufficient liquidity to meet our commitments as they come due. There can be no assurance that sufficient liquidity can be raised from one or more of these actions and/or that these actions can be completed within the period needed to meet certain obligations. Furthermore, meeting our obligations and commitments may leave us with little or no liquidity to operate our business. Additionally, our ability to refinance any of our existing indebtedness on commercially reasonably terms may be materially and adversely impacted by our financial condition and the current credit market conditions. If we are unable to meet our commitments as they come due because we cannot complete some or all of the above actions, we will be in default under our credit agreements, which in turn, could potentially constitute an event of default under all of our outstanding debt agreements. If this were to occur, all of our outstanding debt could become callable by our creditors. Due to the defaults mentioned above on the 8.125% Debentures and the 3% Debentures, our expectation that it will not be in compliance with the Senior Secured Notes and Trico Shipping Working Capital

Facility, the cross defaults to the U.S. Credit Facility, and the bankruptcy requirement in the U.S. Credit Facility, all of our debt has been classified as current as of June 30, 2010.
     Our inability to meet our past and current commitments and uncertainties associated with our ability to meet our other commitments as they come due, comply with our debt covenants or repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. The financial statements and other financial information included in this report do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.
     For additional information regarding the sufficiency of our liquidity, please see “Immediate Risks, Uncertainties, and Going Concern” above.
Other Liquidity Items
     Our debt as of the dates indicated below was as follows (in thousands):

	Current Debt at	December 31, 2009
	June 30, 2010	Current	Long-Term	Total
$25 million U.S. Credit Facility Agreement, maturing in December 2011	$24,500	$11,347	$—	$11,347
$202.8 million face amount, 8.125% Debentures, net of unamortized discount of $9.5 million and $12.3 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on February 1, 2013	193,309	19,774	170,696	190,470
$150.0 million face amount, 3% Debentures, net of unamortized discount of $26.9 million and $30.0 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on January 15, 2027	123,113	—	119,992	119,992
$400.0 million face amount, Senior Secured Notes, net of unamortized discount of $13.0 million and $14.1 million as of June 30, 2010 and December 31, 2009, respectively, interest payable semi-annually in arrears, maturing on November 1, 2014	387,011	—	385,925	385,925
$65 million Trico Shipping Working Capital Facility, maturing December 2011 and January 2014	35,254	20,000	—	20,000
6.11% Notes, principal and interest due in 30 semi-annual installments, maturing April 2014	5,028	1,258	4,399	5,657
Insurance note	—	119	—	119
Motor vehicle leases	72	87	47	134
Fresh-start debt premium	223	—	253	253

Total debt	$768,510	$52,585	$681,312	$733,897

     The following table summarizes the financial covenants under our debt facilities.

Facility	Lender(s)	Borrower	Guarantor	Financial Covenants
8.125% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

3% Debentures	Various	Trico Marine Services, Inc.	None	No maintenance covenants

6.11% Notes	Various	TMI	Trico Marine Services, Inc. and U.S. Maritime Administration	No maintenance covenants

Senior Secured Notes	Various	Trico Shipping	Trico Supply and subsidiaries, Trico Marine Services, Trico Holdco and Trico Cayman	(1), (2)

Trico Shipping Working Capital Facility	Nordea Bank Finland PLC / Unicredit AG (“Unicredit”)/Tennenbaum DIP Opportunity Fund LLC/Tennenbaum Opportunities Partners V,	Trico Shipping	Trico Supply and subsidiaries, Trico Marine Services, Trico Holdco and Trico Cayman	(1), (2)
LP/Special Value Continuation Partners LP

Facility	Lender(s)	Borrower	Guarantor	Financial Covenants
U.S. Credit Facility	Tennenbaum DIP Opportunity Fund LLC/Tennenbaum Opportunities Partners V, LP/Special Value Continuation Partners LP	Trico Marine Services, Inc.	TMA, TMO	(3), (4), (5), (6), (7)

(1)	Minimum cash and cash equivalents, or liquidity, of Trico Supply, Trico Shipping and Trico Shipping’s subsidiaries that guarantee the debt, on a consolidated basis, of no less than $20 million ($15 million for the months of February and March 2011 if Trico Shipping does not receive anticipated refunds prior to the end of either month) as of the end of each fiscal month during the forbearance period. Cash and cash equivalents totaled $24.5 million as of July 31, 2010 for the above-referenced guarantors.

(2)	Minimum consolidated cash flow of Trico Supply for the preceding twelve-month period measured as of the end of each fiscal month during the forbearance period.

(3)	Minimum monthly cumulative EBITDA for the period beginning June 1, 2010.

(4)	Minimum cumulative cash flow for the period beginning June 11, 2010 requires cash flows of no less than $(6.3) million for the period ending July 23, 2010, $(11.9) million for the period ending August 11, 2010 and $(22.1) million for the period ending September 17, 2010.

(5)	Minimum cumulative cash flows for various four, five, or six week periods beginning with the period ending July 23, 2010.

(6)	Maintenance capital expenditures — limits the amount of maintenance capital expenditures in any given fiscal year

(7)	Collateral coverage — appraised value of collateral (vessels) must exceed 120% of amount outstanding and amount available

*	EBITDA is defined in (3) above as Consolidated Net Income attributable to Trico Marine Services, Inc. before deducting there from: (i) interest expense, (ii) provisions for taxes based on income included in Consolidated Net Income attributable to Trico Marine Services, Inc., (iii) any and all non-cash gains or losses in connection with embedded derivatives related to the 8.125% Debentures, and (iv) amortization and depreciation without giving any effect to (x) any extraordinary gains or extraordinary non-cash losses and (y) any gains or losses from sales of assets other than the sale of inventory in the ordinary course of business. Prior to December 31, 2009, pro-forma adjustments were made for any vessels delivered during the period as if such vessels were acquired or delivered on the first day of the relevant 12 month test period. Calculated at the Borrower’s level.

Note:	Other covenant related definitions are defined in the respective credit agreements as previously filed with the SEC.
     Our most restrictive covenants are as follows:

		Minimum		Requirement to	Minimum Requirement to
		Requirement as of	June 30, 2010	be met on July	be met on September 30,
Facility	Financial Covenant	June 30, 2010	Results	31, 2010	2010
Senior Secured Notes and Trico Shipping Working Capital Facility	Liquidity	$20 million	$24.9 million	$20 million	$20 million

Senior Secured Notes and Trico Shipping Working Capital Facility	LTM Consolidated Cash Flow	$57.1 million	$57.4 million	$54.8 million	$45.9 million

U.S. Credit Facility	Minimum Cumulative EBITDA	$3.5 million	$(1.0) million	$(5.0) million	$(6.5) million

     As of June 11, 2010, the previous covenants were replaced with new covenants with the first measurement period being June 30, 2010 for minimum EBITDA. Also in June 2010, the borrowing availability on the U.S. Credit Facility was increased up to $25.0 million. The borrowing availability is currently limited to $24.5 million pending acceptable resolution of certain due diligence items. We were in compliance with our debt covenants at June 30, 2010. Please see Item 1A “Risk Factors” located in our 2009 Form 10-K and below in Part II, Item 1A for more details about potential risks involving these facilities.
     In addition to the covenants described above, our 8.125% Debentures limit our ability to incur additional indebtedness if the consolidated leverage ratio applicable to the 8.125% Debentures exceeds 4.0:1 at the time of incurrence of such indebtedness. The Senior Secured Notes restrict Trico Supply and its direct and indirect subsidiaries from incurring additional indebtedness unless the consolidated leverage ratio, which includes certain intercompany indebtedness, is less than 3.0:1 subsequent to the incurrence of additional indebtedness. The Senior Secured Notes also limit the ability of Trico Supply and its subsidiaries to pay interest on existing intercompany debt agreements to Trico Marine Services and certain of its subsidiaries unless the fixed charge coverage ratio is less than 2.5:1.
     For a more detailed discussion of the risks outlined above, please see “Risk Factors” in our 2009 Form 10-K and below in Part II, Item 1A, as well as Notes 2, 5, and 18.
     Cross Default and Cross Acceleration Provisions. Our debt agreements contain significant cross default and/or cross acceleration provisions pursuant to which a default under one agreement can cause events of default under the other agreements and enable the lenders or debenture holders (or a trustee or agent acting on their behalf) under the other agreements to accelerate repayment of our obligations under these agreement. These cross default/cross acceleration provisions include, but are not limited to, the following:
•	The 8.125% Debentures and the 3% Debentures contain provisions where the debt holders may declare an event of default and require immediate repayment if repayment of certain other indebtedness in a principal amount in excess of $30 million or its foreign currency equivalent has been accelerated and not remedied within 30 days after notice thereof.

•	The U.S. Credit Facility allows the lenders to accelerate such indebtedness and require immediate repayment if we or any of our subsidiaries were to be in default on more than $1 million in other indebtedness (other than the 8.125% Debentures, 3% Debentures, the Senior Secured Notes or the Trico Shipping Working Capital Facility unless, in the case of the Senior Secured Notes and the Trico Shipping Working Capital Facility, such debt is accelerated), the effect of which is to cause or permit the holders of such indebtedness to cause (without regard to any notice) any such indebtedness to become due prior to its stated maturity.

•	The Senior Secured Notes allow the lenders to accelerate such indebtedness if there is a default on other indebtedness (other than debt of, or guaranteed by, us, Trico Holdco and Trico Cayman during the forbearance period) and that default: (i) is caused by a failure to make any payment when due at the final maturity of such indebtedness; or (ii) results in the acceleration of such indebtedness prior to its express maturity, and, in each case, the principal (or face) amount of any such indebtedness, together with the principal (or face) amount of any other indebtedness with respect to which an event described herein has occurred, aggregates $20.0 million or more. During the forbearance period, the cross default provision does not apply to either the 8.125% Debentures or 3.0% Debentures. The lenders may also accelerate such indebtedness if there is a default under the Trico Shipping Working Capital Facility which is caused by a failure to make any payment when due at final maturity or results in the acceleration of such indebtedness prior to its express maturity.

•	The Trico Shipping Working Capital Facility allows the lenders to accelerate such indebtedness and require immediate repayment if there is an event of default under the U.S. Credit Facility (other than during the forbearance period) that is continuing or if we or any of our subsidiaries were to be in default on more than $10 million ($5 million during the forbearance period) in other indebtedness (other than debt of, or guaranteed by, us, Trico Holdco and Trico Cayman during the forbearance period), including the Senior Secured Notes, the effect of which is to cause or permit the holders of such indebtedness (or trustee or agent on their behalf) to cause (without regard to any notice) any such indebtedness to become due prior to its stated maturity.
     Recent Amendments and Waivers. Please see Notes 5 and 18 for a discussion concerning recent amendments and waivers for the U.S. Credit Facility and Trico Shipping Working Capital Facility.

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
Contractual Obligations
     The following table summarizes our material contractual commitments at June 30, 2010.

	Payments Due by Period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Debt obligations (1) (2)	$817,666	$817,666	$—	$—	$—
Interest on fixed rate debt (3)	89,025	89,025	—	—	—
Interest on variable rate debt (4)	7,980	7,980	—	—	—
Vessel construction obligations (5)	30,091	28,891	1,200	—	—
Time charter and equipment leases	233,030	97,852	77,031	44,267	13,880
Operating lease obligations	12,539	2,827	3,489	2,185	4,038
Pension obligations	4,164	309	655	708	2,492

Total	$1,194,495	$1,044,550	$82,375	$47,160	$20,410

(1)	Excludes fresh-start debt premium of $0.2 million and unamortized discounts on the Senior Secured Notes, 3% Debentures and 8.125% Debentures of $13.0 million, $26.9 million and $9.5 million, respectively, at June 30, 2010.

(2)	All of our debt was classified as current as of June 30, 2010. We are in default on the 8.125% Debentures due to, among other things, non-payment of interest and principal within applicable grace periods. We did not make the July 15, 2010 interest payment on the 3% Debentures prior to the expiration of the 30-day grace period, which provides the trustee and/or certain debt holders the ability to declare an event of default and accelerate the debt. The Senior Secured Notes and Trico Shipping Working Capital Facility are subject to forbearance agreements which require us to remain in compliance with certain requirements including minimum liquidity and minimum consolidated cash flow. We believe it is highly unlikely that we will remain in compliance in future periods with covenants requiring us to achieve financial thresholds, including an EBITDA threshold in the U.S. Credit Facility, Senior Secured Notes and the Trico Shipping Working Capital Facility and a liquidity threshold in the Senior Secured Notes and the Trico Shipping Working Capital Facility. In particular, we expect that we may not be in compliance with financial covenants requiring us to achieve specific EBITDA targets measured over the trailing twelve months. The U.S. Credit Facility is classified as current due to the requirement that we file for bankruptcy by September 8, 2010. The 6.11% Notes are classified as current due to the requirement that Trico Marine Services, as guarantor under the 6.11% Notes, is required to file bankruptcy by September 8, 2010 to avoid an event of default under the U.S. Credit Facility.

(3)	Primarily includes the semi-annual interest payments on Senior Secured Notes, the 8.125% Debentures, the 3% Debentures and the 6.11% Notes.

(4)	For the purpose of this calculation, amounts assume interest rates on floating rate obligations remain unchanged from levels at June 30, 2010, throughout the life of the obligation.

(5)	Reflects committed expenditures for two new build MPSVs and does not reflect the future capital expenditures budgeted for periods presented which are discretionary. On July 15, 2010, we took action to cancel the construction of four additional new build MPSVs for which we had construction contracts with Tebma, and previously committed expenditures for these vessels are not included in these amounts. In the first six months of 2010, we sold four OSVs, one SPSV and one AHTS for net proceeds of $19.3 million.
     At June 30, 2010, we have estimated capital expenditures during the next twelve months of $29 million, which includes the construction of the two new vessels reflected above under vessel construction obligations plus discretionary improvements to our existing aging vessels and general non-marine capital expenditures.
Cash Flows
     The following table sets forth the cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash flow provided by (used in) operations	$(19,718)	$28,675
Cash flow used in investing	(20,908)	(18,609)
Cash flow provided by (used in) financing	21,640	(74,373)
Effect of exchange rate changes on cash and cash equivalents	(1,517)	4,763
     Our primary sources of cash flow during the six months ended June 30, 2010 are net proceeds from asset sales of $19.3 million, a dividend from EMSL of $1.0 million, a tax refund at our Trico Shipping subsidiary of $9.3 million, and proceeds from the issuance of credit facilities of $70.4 million. The primary uses of cash were for the payments of credit facilities of $42.8 million and purchases of new build vessels and maintenance of other property and equipment of $31.5 million. During the six months ended June 30, 2010, our cash balance decreased $20.5 million to $32.5 million from $53.0 million at December 31, 2009.
     Net cash used in operating activities for the six months ended June 30, 2010 was $19.7 million, a decrease of $48.4 million from the same period in 2009. Significant components of cash used in operating activities during the six months ended June 30, 2010 included a net loss of $238.9 million partially offset by $194.1 million of non-cash items and $25.2 million of changes in working capital and other asset and liability balances resulting in an increase of cash. Included in our operating cash flows for the quarter were $9.1 million of reorganization expenditures related to pursuing measures to improve our liquidity and capital structure.
     Net cash used in investing activities was $20.9 million for the six months ended June 30, 2010, compared to $18.6 million for the same period in 2009. Our investing cash flows in 2010 primarily reflect $31.5 million of additions to property and equipment, $5.8 million related to the investment in unconsolidated affiliate as a result of the deconsolidation of EMSL, $3.9 million as a result of a decrease in restricted cash partially offset by $19.3 million of net proceeds from asset sales of six vessels in 2010 and $1.0 million for the EMSL dividend. Our investing cash flows in 2009 primarily reflect $48.8 million of additions to property and equipment partially offset by $30.0 million of proceeds from asset sales of six vessels in 2009.
     Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2010, compared to cash used of $74.4 million for the same period in 2009. Our 2010 amount primarily includes proceeds from the issuance of credit facilities in the amount of $70.4 million partially offset by payments of credit facilities of $42.8 million and debt refinancing costs related to additional funding received in the second quarter of 2010 of $6.0 million. The 2009 amount includes a dividend payment of $6.1 million to EMSL’s non-controlling partner, net repayments of debt of approximately $62.0 million, which includes $12.7 million related to the convertible debt exchange, and $6.2 million of refinancing costs related to the exchange.
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
     See Note 16 for a listing of recent accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our exposure to market risk during the first six months of 2010. See Item 7A, Quantitative and Qualitative Market Risk contained in the 2009 Form 10-K for further discussion.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 because of the material weaknesses discussed below.
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
(b) Changes in Internal Control Over Financial Reporting
     As previously reported under Item 9A — Controls and Procedures in our 2009 Form 10-K, and as discussed above, management concluded that the internal control over financial reporting was not effective based on the material weaknesses identified. Management has continued to work on remediation efforts since the filing of that report. During the quarter ended June 30, 2010, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During 2010, we hired a Chief Accounting Officer and Corporate Accounting Manager. Along with other members of management, these individuals will direct the necessary remedial changes to the overall design and implementation of internal controls over financial reporting to address the material weaknesses identified. Specifically, we have strengthened our written accounting and reporting policies and increased training to our accounting department employees with respect to the aforementioned policies.
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

     With regard to information technology general controls, specifically the documentation of the procedures related to change management and segregation of duties, we revised our documentation over program changes and implemented a software tool to assist in better identifying system changes. The policy for segregation of duties access review has been updated to include better documentation of analysis and procedures performed during the review. Applicable policies and procedures are in place with respect to program changes and system security as well as access review.
     As part of our improvements to our period-end financial reporting, we have expanded controls over our processes for accounting for foreign currency gains and losses and cumulative translation adjustment, including the performance of an entity-wide analysis to test the reasonableness and accuracy of manual and system generated entries.
     We are committed to completing the implementation of our remediation action plan and effecting the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above. These material weaknesses will not be considered remediated until (i) new resources are fully engaged and new processes are fully implemented, (ii) new processes are implemented for a sufficient period of time and (iii) we are confident that the new processes are operating effectively.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Please see Note 14 for a description of our material legal proceedings. In addition, we are a party to routine litigation incidental to our business, which primarily involves employment matters or claims for damages to vessels or equipment. Many of the other lawsuits to which we are a party are covered by insurance. We have established accruals for these other matters, and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position. However, a substantial settlement payment or judgment in excess of our cash accruals could have a material adverse effect on our consolidated results of operations or cash flows.
Item 1A. Risk Factors
     The updated liquidity and debt risk factors described below, should be read in conjunction with our risk factors disclosed in our 2009 Form 10-K.
     We have a substantial amount of indebtedness that we are unable to service and that contains covenants with which we are unable to comply.
     We are highly leveraged. As of June 30, 2010, our total indebtedness was $768.5 million, all of which was categorized as short term indebtedness and which represents approximately 105.9% of our capitalization. Our interest expense for the three and six months ended June 30, 2010 was $19.2 million and $41.3 million, respectively.
     We did not make the approximately $8 million interest payment due on May 15, 2010 for the 8.125% Debentures prior to the expiration of the applicable 30-day grace period, the approximately $10.1 million principal payment due on August 1, 2010 for the 8.125% Debentures (for which there is no grace period) and the approximately $2.3 million interest payment due on July 15, 2010 for the 3% Debentures. As a result, events of default have occurred under our 8.125% Debentures and our 3% Debentures. In addition, we are not in compliance with certain of our debt covenants and do not expect that we will be able to comply with all our debt covenants in the future. We believe that it is highly unlikely that we will remain in compliance in future periods with covenants requiring us to achieve financial thresholds, including an EBITDA threshold in the U.S. Credit Facility, Senior Secured Notes and the Trico Shipping Working Capital Facility and a liquidity threshold in the Senior Secured Notes and the Trico Shipping Working Capital Facility. We do not have a forbearance in place with the holders of our 3% Debentures, and those creditors may at any time take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, or seeking to force us into a proceeding under Chapter 11 of the Bankruptcy Code. In addition, if we fail to maintain compliance with these covenants under the various other indentures and our forbearance agreements, our other creditors may take similar actions. In addition, our results of operations may limit Trico Shipping’s ability to access additional funds under the Trico Shipping Working Capital Facility. In our current circumstances, if such indebtedness were accelerated, we would not be able to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the 6.11% Notes, the U.S. Credit Facility or the Trico Shipping Working Capital Facility.
     Our substantial level of indebtedness is adversely affecting our flexibility in responding to adverse changes in economic, business and market conditions, which will have a material adverse effect on our results of operations. The substantial level of our indebtedness has other important consequences, including the following:
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
     Because we are in default under the 8.125% Debentures, the trustee under the 8.125% Indenture may exercise certain rights and remedies with respect to the collateral securing the 8.125% Debentures following the expiration or termination of the August Forbearance Agreement (as defined in Note 5). In addition, following the end of the forbearance period in the Trico Shipping Working Capital Facility, if this event of default is continuing, the administrative agent under the Trico Shipping Working Capital Facility may, upon written request by all the non-defaulting lenders thereto, declare the outstanding principal of and accrued but unpaid interest on the outstanding loans under such agreement to be due and payable. If the Trico Shipping Working Capital Facility is accelerated, it would result in an event of default under the Shipping Indenture. An event of default under the Shipping Indenture allows the trustee under the Shipping Indenture or 25.0% of the holders of the Senior Secured Notes to (i) accelerate the Senior Secured Notes, making them immediately due and payable, and (ii) pursuant to that certain Collateral Agency and Intercreditor Agreement dated October 30, 2009, direct the collateral agent to exercise remedies with regard to the collateral securing the Senior Secured Notes. If the 8.125% Debentures are accelerated, then (i) following the applicable forbearance period in the indenture governing the Senior Secured Notes, the trustee under the Shipping Indenture, or holders of at least 25% in principal amount of the outstanding Senior Secured Notes, may, by notice to Trico Shipping, declare the principal of and accrued but unpaid interest on the Senior Secured Notes to be due and payable immediately and (ii) the trustee under the indenture governing the 3% Debentures, or holders of at least 25% in principal amount of the outstanding 3% Debentures, may provide us with a notice of default under the 3% Debentures and, if we fail to make the required payments on the 8.125% Debentures within 30 calendar days of such notice, such trustee or such holders of the 3% Debentures may, by notice to us, declare the principal of and accrued but unpaid interest on the 3% Debentures to be due and payable immediately.

     In addition, substantially all of the material assets of Trico Shipping, DeepOcean AS and CTC Marine Projects, Ltd. (the “Trico Supply Group”) secure the Senior Secured Notes, the guarantees and the Trico Shipping Working Capital Facility, which may limit the ability of the Trico Supply Group to generate liquidity by selling assets. An event of default under these credit agreements and the indentures relating to the Notes would allow the creditors, the relevant trustee and/or certain holders to exercise remedies with regard to the collateral securing these debt obligations.
     We did not make the interest payment on the 3% Debentures due on July 15, 2010. If the 3% Debentures are accelerated, then (i) following the forbearance period in the Shipping Indenture, the trustee under the Shipping Indenture, or holders of at least 25% in principal amount of the outstanding Senior Secured Notes, may, by notice to Trico Shipping, declare the principal of and accrued but unpaid interest on the Senior Secured Notes to be due and payable immediately and (ii) the trustee under the indenture governing the 8.125% Debentures, or holders of at least 25% in principal amount of the outstanding 8.125% Debentures, may provide us with a notice of default under the 8.125% Debentures and, if we fail to pay the 3% Debentures within 30 calendar days of such notice, such trustee or such holders of the 8.125% Debentures may, by notice to us, declare the principal of and accrued but unpaid interest on the 8.125% Debentures to be due and payable immediately. See Note 2 and Note 5.
     In the past several months, we have amended our credit facilities and received waivers prior to the completion of some of the amendments on many occasions in order to comply with the covenants contained in our credit facilities. Failure to obtain necessary waivers or amendments to allow us to comply with various covenants may result in all or a portion of our debt becoming immediately due and payable. There can be no assurance that additional waivers or amendments can be obtained or that additional amendments and waivers will not be required. Due to this expectation that we will need further amendments and/or waivers and the fact that we have required previous amendments to remain in compliance with certain debt covenants, the U.S. Credit Facility and the Working Capital Facility have been classified as current as well as all other debt.
     Holders of our 8.125% Debentures have the right to convert their debentures into our common stock; however, the availability of our common stock to satisfy such conversions is limited. Additionally, if they convert after May 1, 2011, they have the right to receive a make-whole interest payment. As of the date hereof, there are approximately $202.8 million principal amount of the 8.125% Debentures outstanding. Should the remaining holders of such debentures convert after May 1, 2011, we would be required to pay approximately $23.3 million in cash related to the interest make-whole provision and issue approximately 11.6 million shares of our common stock based on the initial conversion rate of 71.43 shares of common stock per $1,000 principal amount of debentures. At that time, such conversions could significantly impact our liquidity and we may not have sufficient funds to make the required cash payments.
     Our failure to convert or pay the make-whole interest payment under the terms of the debentures or to pay amounts outstanding under our debt agreements when due would constitute events of default under the terms of the debt, which in turn, could constitute an event of default under all of our outstanding debt agreements.
     Our business is cyclical in nature due to dependency on the levels of offshore oil and gas drilling and subsea construction activity, and our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments on and/or to refinance indebtedness depends on our ability to generate cash in the future, which will be affected by, among other things, general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our businesses will generate sufficient cash flows from operations, such that currently anticipated business opportunities will be realized on schedule or at all or that future borrowings will be available in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, reducing or delaying non-regulatory maintenance expenditures and other operating and administrative costs, selling assets, restructuring or refinancing debt or seeking additional equity capital, or any combination of the foregoing. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Reducing or delaying capital expenditures or selling assets would delay or reduce future cash flows. In addition, the Shipping Indenture and the credit agreement governing the Trico Shipping Working Capital Facility, as well as credit agreements governing various debt incurred by us may restrict us from adopting some or all of these alternatives. Similarly, the indentures and credit agreements governing various debt incurred by us may restrict us and our subsidiaries from adopting some or all of these alternatives. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts due on our indebtedness. Our inability to repay our outstanding debt would have a material adverse effect on us. Our forecasted cash flows and available credit capacity are not sufficient to meet our commitments and remain in compliance with our debt covenants.
     We will be unable to satisfy our obligations under the 8.125% Debentures, the 3% Debentures, the Senior Secured Notes, the U.S. Credit Facility and the Trico Shipping Working Capital Facility if such indebtedness is accelerated. For a complete description of our indebtedness, please read Note 5.

     An event of default will occur under the U.S. Credit Facility if we do not commence a voluntary case in the Bankruptcy Court prior to September 8, 2010.
     We will need to commence a voluntary case in the Bankruptcy Court concerning each of us, TMA, TMO and Trico Cayman prior to September 8, 2010 to avoid an event of default under the U.S. Credit Facility and cross-defaults under our other debt agreements. Additionally, even if agreements regarding debt restructuring are reached within the necessary time periods, we may need to undertake bankruptcy proceedings in order to implement the debt restructurings and/or achieve other changes to our cost structure. We may also be required to undertake bankruptcy proceedings as a result of our inability to meet our past, current and future commitments. Our credit and business risk profiles could be adversely affected by a bankruptcy filing which may have a materially adverse effect on our business and results of operations.
     Our forecasted cash and available credit capacity are not sufficient to meet our commitments as they come due and we do not expect that we will be able to remain in compliance with our debt covenants.
     In our 2009 Form 10-K and in our first quarter Form 10-Q, we indicated that our forecasted cash and available credit capacity were not expected to be sufficient to meet our commitments as they came due over the subsequent twelve months and that we would not be able to remain in compliance with our debt covenants unless we were able to successfully sell additional assets, access cash in certain of our subsidiaries, minimize our capital expenditures, obtain waivers or amendments from our lenders, effectively manage our working capital and improve our cash flows from operations. Our attempts at managing our cash, credit capacity and working capital did not enable us to make the approximately $8 million interest payment due on the 8.125% Debentures on May 15, 2010, the approximately $10 million principal payment due on the 8.125% Debentures on August 1, 2010 and the approximately $2.3 million interest payment due on the 3% Debentures on July 15, 2010. Additional liquidity will need to be generated from some or all of the previously mentioned actions in order for us to have sufficient liquidity to meet our other commitments as they come due. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions and/or that these transactions can be consummated within the period needed to meet certain obligations. Additionally, we expect that we will need additional amendments or waivers from our lenders during the remaining quarters in 2010. Furthermore, meeting our obligations and commitments would leave us with little or no liquidity to operate our business.
     As we did not make the payments due on the 8.125% Debentures, there is an event of default under the indenture governing the 8.125% Debentures. As we did not make payments due on the 3% Debentures prior to the expiration of the 30-day grace period, there is an event of default under the indenture governing the 3% Debentures. In addition, we may not be in compliance with certain of our debt covenants and do not expect that we will be able to comply with certain of our debt covenants in the future. Because of these events of default, all of our outstanding debt could become callable by our creditors and we have classified all of our debt as current on our balance sheet. Our inability to make the payments discussed above and the uncertainty associated with our ability to meet our other commitments as they come due or to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. In addition, we and some or all of our subsidiaries may be required to seek protection under Chapter 11 of the Bankruptcy Code, and our creditors may seek to force US or some of our subsidiaries into insolvency or bankruptcy proceedings.
     Our refund guarantees may not be valid or cover all of our losses in the event of a termination of our newbuild vessel construction contracts. We may not be able to draw on the refund guarantees even if we lawfully terminate the newbuild vessel construction contracts.
     We are currently in a dispute with the Tebma shipyard regarding the construction of the Four Cancelled Tebma Vessels and the Two Remaining Tebma Vessels for Trico Subsea AS. We believe that Trico Subsea AS had reached an agreement with Tebma in 2009 regarding the suspension of construction for the Four Cancelled Tebma Vessels, and that Trico Subsea AS subsequently cancelled the construction contracts for the Four Cancelled Tebma Vessels in July 2010. However, Tebma disputes that Trico Subsea AS has properly cancelled the contracts for the Four Cancelled Tebma Vessels. By letter to us dated July 6, 2010, Tebma asserted that Trico Subsea AS breached these contracts, and that it has terminated the contracts for the Four Cancelled Tebma Vessels as well as for the Two Remaining Tebma Vessels. We dispute Tebma’s right to cancel any of the vessel construction contracts, and believe that the construction contracts with respect to the Two Remaining Tebma Vessels remain in effect. Upon a lawful cancellation of the vessel contracts by Trico Subsea AS, it would be entitled to receive refunds of certain of the sums paid to Tebma (including interest at a rate of 6% per annum from the date of payment to the date of refund). Trico Subsea AS is the beneficiary of refund guarantees issued by several Indian financial institutions in the aggregate amount of approximately $19.4 million with respect to the Four Cancelled Tebma Vessels, approximately $14.1 million of which covers certain equipment paid for by Trico Subsea AS, and in the aggregate amount of approximately $22.0 million with respect to the Two Remaining Tebma Vessels. Our ability to draw on these refund guarantees for the Four Cancelled Tebma Vessels is dependent, among other things, on Trico Subsea AS having lawfully cancelled the construction contracts for such vessels. Tebma has indicated to us that, should we succeed in drawing on the refund guarantees for the Four Cancelled Tebma Vessels, it will be adversely affected financially under its arrangements with the issuers of such guarantees, and such adverse effects may prevent it from performing under the construction contracts for the Two Remaining Tebma Vessels. On July 30, 2010, Trico Subsea AS submitted draw requests to the financial institutions issuing the refund guarantees for the Four Cancelled Tebma Vessels, in the aggregate amount of $19.4 million.
     We are in discussions with Tebma to resolve our dispute regarding all six vessel contracts. In the case of the Four Cancelled Tebma Vessels, there is no assurance that Trico Subsea AS will be determined to have lawfully cancelled the construction contracts for such vessels, or that the financial institutions issuing the refund guarantees will allow Trico Subsea AS to draw on such guarantees, in part or in whole, or that the total proceeds from such guarantees and the sale of any such equipment would equal $19.4 million. In the case of the Two Remaining Tebma Vessels, there is no assurance that the vessel construction contracts remain in place, or that Tebma will complete the construction of such vessels. Further, no refund guarantees have been issued for approximately $10 million of payments related to certain vessel modifications that would be required for the Two Remaining Tebma Vessels. Finally, the refund guarantees have expiration dates and need to be periodically renewed. To date, we have been able to obtain renewals of these refund guarantees, except for one $1.3 million refund guarantee, which has not yet been renewed. Trico Subsea AS has withheld $1.3 million in payments for the recently completed vessel until this refund guarantee is renewed. However, there can be no assurance that the current refund guarantees will be renewed by Tebma in the future.
     We may not be able to obtain funding or obtain funding on acceptable terms because of our financial circumstances and the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
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
     Our business is not generating sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs, and we have limited and restricted availability under both our U.S. Credit Facility and the Trico Shipping Working Capital Facility. We cannot assure you that future borrowings will be available to us under our credit facilities in sufficient amounts, either because our lending counterparties may be unwilling or unable to meet their funding obligations or because our borrowing base may decrease as a result of lower asset valuations, operating difficulties, lending requirements or regulations, or for any other reason.

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
     Substantially all of our consolidated assets are held by our subsidiaries and a majority of our profits are generated by Trico Supply and its subsidiaries. Accordingly, our ability to meet our obligations depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of management fees, dividends, loans or otherwise, and to pay amounts due on our obligations. Dividends, loans and other distributions to us from such subsidiaries may be subject to contractual and other restrictions. For example, under the terms of the indenture (the “Shipping Indenture”) governing the Senior Secured Notes, our business has been effectively split into two groups: (i) Trico Supply, where substantially all of our subsea services business and all of our subsea protection business resides along with our North Sea towing and supply business and (ii) Trico Other, whose business is comprised primarily of our non-North Sea towing and supply businesses. Trico Other has the obligation, among other things, to pay the debt service related to the 8.125% Debentures, the 3% Debentures and the 6.11% Notes and to pay the majority of corporate related expenses while Trico Supply has the obligation to make debt service payments related to the Senior Secured Notes and the Trico Shipping Working Capital Facility. Under the terms of the Shipping Indenture, the ability of Trico Supply to provide cash and other funding on an ongoing basis to Trico Other is limited by restrictions on Trico Supply’s ability to pay dividends and interest on intercompany debt unless certain financial measures are met. For example, during the forbearance period under the Shipping Indenture, Trico Shipping cannot upstream more than $5 million in cash. Because of these restrictions, our ability to meet our obligations at each of Trico Supply and Trico Other depends on the results of operations of our businesses included within these groups.
     Each of Trico Supply, Trico Other, and our company as a whole will be unable to obtain minimum levels of operating cash flows and liquidity to fund their operations, meet their debt service requirements, and remain in compliance with their debt covenants over the next twelve months. Subsequent compliance with their obligations is dependent on their ability to accomplish the following: (i) secure profitable contracts through a balance of spot exposure and term contracts, (ii) achieve certain levels of vessel and service spread utilization, (iii) deploy vessels to the most profitable markets, and (iv) invest in a technologically advanced subsea fleet. The forecasted cash flows and liquidity for each of Trico Supply, Trico Other, and our company are dependent on each meeting certain assumptions regarding fleet utilization, average day rates, operating and general and administrative expenses, and in the case of Trico Supply, new vessel deliveries, which could prove to be inaccurate. A material deviation from one or more of these estimates or assumptions by either Trico Supply or Trico Other could result in a violation of one or more of our contractual covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable.

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
     These restrictions could limit our ability to repay existing indebtedness, finance future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, the U.S. Credit Facility, the Trico Shipping Working Capital Facility and the Shipping Indenture require maintenance of specified financial ratios and/or satisfaction of certain financial covenants. There can be no assurance that the lenders or noteholders will agree to amendments/waivers to these ratios and covenants and/or, if required, other amendments/waivers on acceptable terms. A failure to do so would provide the lenders or noteholders the opportunity to declare the associated debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt. If the debt is declared due and payable, this would result in a default under other debt agreements, and we would be unable to pay amounts due on our debt. We cannot assure you that we will meet these financial ratios or satisfy these covenants and events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may ultimately affect our ability to do so. Additionally, we may be required to take action to reduce debt or to act in a manner contrary to business objectives to maintain compliance with these covenants or to obtain required amendments or waivers.
     The moratorium on drilling offshore in the United States, as well as changes in and compliance with restrictions or regulations on offshore drilling in the U.S. Gulf of Mexico and in other areas around the world, may adversely affect our business and operating results and reduce the need for our services in those areas.
     As a result of the April 2010 Deepwater Horizon accident in the Gulf of Mexico, the U.S. Department of Interior placed a moratorium on offshore drilling in the United States. This event and its aftermath has resulted in proposed legislation and regulation in the United States of the offshore oil and gas industry, which may result in substantial increases in costs or delays in drilling or other operations in the Gulf of Mexico, oil and gas projects becoming potentially non-economic, and a corresponding reduced demand for our services. We cannot predict with any certainty the impact of the moratorium or the substance or effect of any new or additional regulations. If the United States or other countries where we operate enact stricter restrictions on offshore drilling or further regulate offshore drilling or contracting services operations, higher operating costs could result, which could, in turn, adversely affect our business and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     See Note 5 for a description of our material defaults with respect to our indebtedness.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Amendments to U.S. Credit Facility. On August 10, 2010, we executed Amendment No. 3 to the U.S. Credit Facility. On August 16, 2010, we executed Amendment No. 4 to the U.S. Credit Facility. For additional information about these amendments, see Notes 5 and 18.
     Forbearance Agreement for 8.125% Debentures. On August 16, 2010, we entered into the August Forbearance Agreement with the consenting holders of the 8.125% Debentures. For additional information, see Notes 5 and 18.
     Management Changes. Since June 30, 2010, we have experienced significant changes in our management team.
     As previously disclosed, on August 6, 2010, Rishi A. Varma ceased to serve as President and Chief Operating Officer and our Board of Directors appointed D. Michael Wallace as interim Chief Operating Officer. On August 13, 2010, our Board of Directors appointed John R. Castellano as Chief Restructuring Officer and Richard A. Bachmann as interim President.
     Richard A. Bachmann, age 64, has served as Chairman of the Board and interim Chief Executive Officer since May 29, 2010, the date that Joseph S. Compofelice ceased served in those positions. Prior to his appointment as Chairman of the Board and interim Chief Executive Officer, Mr. Bachmann served as the lead director and Chairman of the Board’s Nominating and Governance Committee and as a member of the Board’s Compensation Committee. He continues to serve as a member of the Board, which he joined in 2005. In February 1998, Mr. Bachmann founded Energy Partners, Limited, an independent exploration and production company focused on deep water of the Gulf of Mexico and the continental shelf, and served as its Chairman and Chief Executive Officer from February 1998 until March 2009. In May 2009, Energy Partners, Limited filed for Chapter 11 bankruptcy protection. There are no arrangements or understandings between Mr. Bachmann and any other person pursuant to which he was selected as interim Chief Executive Officer. We are not aware of any transaction in which Mr. Bachmann has an interest requiring disclosure under Item 404(a) of Regulation S-K.
Item 6. Exhibits
(a) Exhibits:

Exhibit
Number
2.1	Joint Prepackaged Plan of Reorganization, dated November 12, 2004, of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed November 12, 2004, SEC File No. 000-28316).

2.2	Plan Support Agreement, as amended, dated September 8, 2004, by and among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., and investor parties thereto (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed November 15, 2004, SEC File No. 000-28316).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005, SEC File No. 000-28316).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008, SEC File No. 001-33402).

3.3	Amendments to Second Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Appendix B and Appendix C to the Company’s Proxy Statement on Schedule 14A filed April 28, 2010, SEC File No. 001-33402).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated April 9, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007, SEC File No. 000-28316).

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated April 28, 2008 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008, SEC File No. 001-33402).

Exhibit
Number
3.6	Ninth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2009, SEC File No. 001-33402).

4.1	Indenture, dated February 7, 2007, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007, SEC File No. 000-28316).

4.2	Indenture, dated May 14, 2009, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009, SEC File No. 001-33402).

4.3	Indenture, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2009, SEC File No. 001-33402).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005, SEC File No. 000-28316).

4.5	Warrant Agreement, dated March 16, 2005, by and between Trico Marine Services, Inc. and Mellon Investor Services, L.L.C. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005, SEC File No. 000-28316).

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005, SEC File No. 000-28316).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33402).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between the Company and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed June 16, 2008, SEC File No. 001-33402).

4.9	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between the Company and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008, SEC File No. 001-33402).

4.10	Stock Appreciation Rights Agreement by and between the Company and the Participants, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 17, 2009, SEC File No. 001-33402).

4.11	First Supplemental Indenture, dated June 25, 2010, to Indenture, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Deutsche Bank National Trust Company as successor trustee to Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.1	Second Amended and Restated Credit Agreement dated June 11, 2010, by and among the Company, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as collateral agent, and Obsidian Agency Services, Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2010, SEC File No. 001-33402).

10.2	Amendment No. 1 to Credit Agreement, dated June 25, 2010, to the Second Amended and Restated Credit Agreement, dated June 11, 2010, by and among the Company, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as collateral agent, and Obsidian Agency Services, Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.3	Second Amendment to Credit Agreement and Forbearance Agreement, dated June 17, 2010, to Credit Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Unicredit Bank AG (f/k/a Bayerische Hypo- Und Vereinsbank), as lead arrangers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.4	Third Amendment to Credit Agreement and Forbearance Agreement, dated June 29, 2010, to Credit Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Unicredit Bank AG (f/k/a Bayerische Hypo- Und Vereinsbank), as lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.5	First Amendment, dated June 29, 2010, to Collateral Agency and Intercreditor Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, Nordea Bank Finland plc, New York Branch, as the Working Capital Facility Agent, Deutsche Bank National Trust Company (as successor trustee to Wells Fargo Bank, N.A.), as Trustee, and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.6	Tenth Amendment to Amended and Restated Credit Agreement, dated April 16, 2010, to the Amended and Restated Credit Agreement, dated August 29, 2008, by and among the Company, the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 22, 2010, SEC File No. 001-33402).

10.7	Eleventh Amendment to Amended and Restated Credit Agreement, dated April 23, 2010, to the Amended and Restated Credit Agreement, dated August 29, 2008, by and among the Company, the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2010, SEC File No. 001-33402).

10.8*	The Company’s 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 28, 2010, SEC File No. 001-33402).

Exhibit
Number
10.9*	Change of Control Agreement, dated April 16, 2010, by and between the Company and Jeff Favret. (1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRICO MARINE SERVICES, INC. (Registrant)
By:	/s/ Geoff Jones
Geoff Jones
Chief Financial Officer (Authorized Signatory and Principal Financial Officer) Date: August 16, 2010

EXHIBIT INDEX

Exhibit
Number
2.1	Joint Prepackaged Plan of Reorganization, dated November 12, 2004, of the Company, Trico Marine Assets, Inc. and Trico Marine Operators, Inc. under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed November 12, 2004, SEC File No. 000-28316).

2.2	Plan Support Agreement, as amended, dated September 8, 2004, by and among the Company, Trico Marine Assets, Inc., Trico Marine Operators, Inc., and investor parties thereto (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed November 15, 2004, SEC File No. 000-28316).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 16, 2005, SEC File No. 000-28316).

3.2	Amendment No. 1 to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to our Schedule 14A filed July 2, 2008, SEC File No. 001-33402).

3.3	Amendments to Second Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Appendix B and Appendix C to the Company’s Proxy Statement on Schedule 14A filed April 28, 2010, SEC File No. 001-33402).

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company, dated April 9, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 10, 2007, SEC File No. 000-28316).

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated April 28, 2008 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 29, 2008, SEC File No. 001-33402).

3.6	Ninth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2009, SEC File No. 001-33402).

4.1	Indenture, dated February 7, 2007, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed March 2, 2007, SEC File No. 000-28316).

4.2	Indenture, dated May 14, 2009, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 19, 2009, SEC File No. 001-33402).

4.3	Indenture, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2009, SEC File No. 001-33402).

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed March 16, 2005, SEC File No. 000-28316).

4.5	Warrant Agreement, dated March 16, 2005, by and between Trico Marine Services, Inc. and Mellon Investor Services, L.L.C. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 16, 2005, SEC File No. 000-28316).

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed March 21, 2005, SEC File No. 000-28316).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33402).

4.8	Phantom Stock Units Agreement, dated May 22, 2008, between the Company and West Supply IV AS (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed June 16, 2008, SEC File No. 001-33402).

4.9	Form of Phantom Stock Units Agreement, dated May 15, 2008, by and between the Company and certain members of management (and their controlled entities) of DeepOcean (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2008, SEC File No. 001-33402).

Exhibit
Number
4.10	Stock Appreciation Rights Agreement by and between the Company and the Participants, dated March 13, 2009 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 17, 2009, SEC File No. 001-33402).

4.11	First Supplemental Indenture, dated June 25, 2010, to Indenture, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto and Deutsche Bank National Trust Company as successor trustee to Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.1	Second Amended and Restated Credit Agreement dated June 11, 2010, by and among the Company, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as collateral agent, and Obsidian Agency Services, Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2010, SEC File No. 001-33402).

10.2	Amendment No. 1 to Credit Agreement, dated June 25, 2010, to the Second Amended and Restated Credit Agreement, dated June 11, 2010, by and among the Company, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as collateral agent, and Obsidian Agency Services, Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.3	Second Amendment to Credit Agreement and Forbearance Agreement, dated June 17, 2010, to Credit Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Unicredit Bank AG (f/k/a Bayerische Hypo- Und Vereinsbank), as lead arrangers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.4	Third Amendment to Credit Agreement and Forbearance Agreement, dated June 29, 2010, to Credit Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, the lenders party thereto, Nordea Bank Finland plc, New York Branch as administrative agent and book-runner, and Nordea Bank Finland plc, New York Branch and Unicredit Bank AG (f/k/a Bayerische Hypo- Und Vereinsbank), as lead arrangers (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.5	First Amendment, dated June 29, 2010, to Collateral Agency and Intercreditor Agreement, dated October 30, 2009, by and among Trico Shipping AS, the guarantors party thereto, Nordea Bank Finland plc, New York Branch, as the Working Capital Facility Agent, Deutsche Bank National Trust Company (as successor trustee to Wells Fargo Bank, N.A.), as Trustee, and Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 1, 2010, SEC File No. 001-33402).

10.6	Tenth Amendment to Amended and Restated Credit Agreement, dated April 16, 2010, to the Amended and Restated Credit Agreement, dated August 29, 2008, by and among the Company, the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 22, 2010, SEC File No. 001-33402).

10.7	Eleventh Amendment to Amended and Restated Credit Agreement, dated April 23, 2010, to the Amended and Restated Credit Agreement, dated August 29, 2008, by and among the Company, the guarantors party thereto, the lenders party thereto and Nordea Bank Finland plc, New York Branch as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2010, SEC File No. 001-33402).

10.8*	The Company’s 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed April 28, 2010, SEC File No. 001-33402).

10.9*	Change of Control Agreement, dated April 16, 2010, by and between the Company and Jeff Favret. (1)

31.1	Chief Executive Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer’s Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

*	Management Contract or Compensation Plan or Arrangement.

(1)	Filed herewith.

(2)	Furnished herewith.